Form 10-K
period 2008-12-31
KEATING CAPITAL INC
filed 2009-03-09
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER: 0-53504

KEATING CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-2582882
(State of Incorporation)	(I.R.S. Employer Identification Number)

5251 DTC Parkway, Suite 1000 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 889-0139

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value
$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,“, “large accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

No established market exists for the Registrant’s shares of common stock.  As a result, there is no market value for such shares.  As of June 30, 2008, no shares of the Registrant’s common stock were held by non-affiliates.  Based upon the $10 offering price of the shares issued in connection with the Registrant’s initial private placement, approximately $3,498,000 of the Registrant’s common stock was held by non-affiliates as of December 31, 2008.  For the purposes of calculating the above amounts only, all directors and executive officers of the Registrant have been treated as affiliates. There were 569,900 shares of the Registrant’s common stock outstanding as of March 5, 2009.

KEATING CAPITAL, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

In this annual report, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Keating Capital, Inc.

We were incorporated on May 9, 2008 under the laws of the State of Maryland.  We have filed an election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  Keating Investments, LLC (“Keating Investments”) serves as our investment adviser and also provides us with the administrative services necessary for us to operate. Keating Investments may also retain additional investment professionals in the future, based upon its needs.

Congress created business development companies in 1980 in an effort to help public capital reach smaller and growing private and public companies.   We are designed to do precisely that.  We intend to make minority, non-controlling equity investments in private businesses that are seeking growth capital and that we believe are committed to, and capable of, becoming public, which we refer to as “public ready” or “primed to become public.”

We intend to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies. Our investment objective is to maximize total return.  In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies.”  Our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies.  However, we anticipate that a significant portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation. We may also make investments on an opportunistic basis in U.S.-based publicly-traded companies with market capitalizations of less than $250 million, as well as foreign companies that otherwise meet our investment criteria, subject to certain limitations imposed under the 1940 Act. However, at the present time, we do not expect our investments in foreign companies to exceed more than 10% of our total investment portfolio on a cost basis.

We intend to utilize a three-step investment process focused on:

•	an initial investment consisting of convertible debt,

•	a going public preparation process, and

•	a subsequent follow-on investment principally consisting of convertible preferred stock or other equity.

Any subsequent follow-on investment will be contingent upon a portfolio company satisfying pre-established milestones towards the filing of a registration statement under the Securities Act or the Exchange Act.  Where appropriate, we may also negotiate to receive warrants, either as part of our initial or follow-on investments in our portfolio companies.

As an integral part of our initial investment, we intend to partner with and help prepare our portfolio companies to become public and meet the governance and eligibility requirements of a Nasdaq Capital Market listing.  Because we believe that the IPO market is virtually non-existent for micro-cap companies, we intend that our portfolio companies will go public through the filing of a registration statement under the Securities Act or the Exchange Act.   We intend to invest in micro-cap companies that we believe will be able to file a registration statement with the SEC within approximately three to twelve months after our initial investment.  These registration statements will typically take the form of a resale registration statement filed by a portfolio company under the Securities Act coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act, or alternatively a stand-alone registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act.

While we expect the common stock of our portfolio companies to typically be initially quoted on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) following the completion of the registration process, depending upon satisfaction of listing requirements, we intend to target investments in portfolio companies that we believe will be able to qualify for a Nasdaq Capital Market listing within approximately twelve to eighteen months after completion of our follow-on investment.  However, for those portfolio companies that meet the initial listing requirements of the Nasdaq Capital Market following the completion of the registration process, such companies may seek an initial listing on the Nasdaq Capital Market.  We can provide no assurance, however, that the micro-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on the OTC Bulletin Board or the Nasdaq Capital Market within the expected timeframe, if at all.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that a Nasdaq Capital Market listing, if obtained, will generally provide our portfolio companies with greater visibility, marketability, and liquidity than they would otherwise be able to achieve without such a listing.  Since we intend to be more patient investors, we believe that our portfolio companies may have an even greater potential for capital appreciation if they are able to demonstrate sustained earnings growth and are correspondingly rewarded by the public markets with a price-to-earnings (P/E) multiple appropriately linked to earnings performance.  We can provide no assurance, however, that the micro-cap companies in which we may invest will be able to achieve such sustained earnings growth necessary, or that the public markets will recognize such growth, if any, with an appropriate market premium.

The convertible debt instruments we expect to receive in connection with our initial investments will likely be unsecured or subordinated debt securities. The convertible preferred stock we principally expect to receive in connection with our follow-on investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest.   In the near term, we expect that our total initial and follow-on investments in each portfolio company will typically range from $250,000 to $500,000, although we may invest more than this threshold in certain opportunistic situations.  We expect the size of our individual investments to increase to the extent our capital base increases in the future.

We expect that our capital will primarily be used by our portfolio companies to finance organic growth.  To a lesser extent, our capital may be used to finance acquisitions and recapitalizations. Our investment adviser’s investment decisions will be based on an analysis of potential portfolio companies’ management teams and business operations supported by industry and competitive research, an understanding of the quality of their revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.  Our investment adviser will also assess each potential portfolio company as to its appeal in the public markets and its suitability for achieving and maintaining public company status.

During the last half of 2008, the state of the economy in the U.S. and abroad continued to deteriorate to what we believe is a recession, which could be long-term. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

We have no operating history.  At this time, we do not have any arrangements, agreements or commitments to make an investment in a portfolio company.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Our principal executive offices are located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, and our telephone number is (720) 889-0139. We maintain a website on the Internet at www.keatingcapital.com. Information contained on our website is not incorporated by reference into this annual report, and you should not consider information contained on our website to be part of this annual report.

Private Issuances of Securities

On May 14, 2008, our investment adviser, Keating Investments, purchased 100 shares of our common stock at a price of $10.00 per share as our initial capital.  On November 12, 2008, we completed the final closing of our initial private placement.  We sold a total of 569,800 shares of our common stock in the initial private placement at a price of $10.00 per share raising aggregate gross proceeds of $5,698,000.  After the payment of commissions and other offering costs of approximately $454,566, we received aggregate net proceeds of approximately $5,243,434 in connection with our initial private placement.  As of December 31, 2008, we had cash resources of approximately $4.78 million and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $83,000, and management fees payable to Keating Investments of approximately $12,000.

As of January 15, 2009, our shares of common stock were owned by a total of 37 persons, including our President, Chief Executive Officer and Chairman of the Board of Directors, our Chief Operating Officer, and one of our independent directors, who own, in the aggregate, a total of 120,000 shares of our common stock, representing approximately 21.1% of our issued and outstanding shares of common stock following our initial private placement.

All shares of our common stock issued in our initial private placement are restricted shares and cannot be sold by the holders thereof without registration under the Securities Act or an available exemption from registration under the Securities Act.

Liquidity Strategy

We presently intend to seek the listing of our shares of common stock on the Nasdaq Capital Market within the next 18 to 24 months.  However, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on the Nasdaq Capital Market in the manner or within the timeframe we propose, if at all.  Specifically, we may fail to meet the applicable standards for listing on the Nasdaq Capital Market, as a result of insufficient assets, revenue, net income or record holders, among other things.  In the event we do not qualify for, or are unable to obtain, a listing on the Nasdaq Capital Market within our proposed timeframe, we will instead seek to have our shares quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” until such time as we are able to obtain a Nasdaq Capital Market listing for our shares.  Although we anticipate meeting the requirements to have our shares quoted on the OTC Bulletin Board within the next 18 to 24 months, we cannot assure you that we will be successful in obtaining such a listing within that timeframe, if at all.  Securities traded on the OTC Bulletin Board also generally have a less liquid market than those traded on the Nasdaq Capital Market or other national securities exchanges.  In addition, our Board of Directors retains the discretion to postpone a listing on either the Nasdaq Capital Market or the OTC Bulletin Board if it determines such a listing is not in the best interests of Keating Capital and our stockholders, though we would expect such a postponement to occur only in the event of extraordinary market or economic turmoil.  As a result, investors in our shares may have limited liquidity for a substantial period of time, and we cannot provide any assurance regarding when or if our shares will be accepted for listing or quotation on the Nasdaq Capital Market or the OTC Bulletin Board.  In addition, we can provide no assurance that, even if our shares are listed on the Nasdaq Capital Market or the OTC Bulletin Board, an active trading market for our shares will develop.

Targeted Investments

We intend to provide capital primarily to micro-cap companies with an equity value of less than $250 million.  With micro-cap companies historically having difficulty accessing the traditional capital markets and having less analyst coverage, less institutional ownership and lower trading volume, we believe an opportunity exists to become a preferred source of capital to such micro-cap companies, particularly given our public markets strategy and the expertise of our investment adviser.  Our investment activities will generally be focused on micro-cap companies that have demonstrated attractive revenue and earnings growth relative to their peers, and whose management teams are committed to becoming public reporting companies.  We expect these public ready companies will also have some or all of the following characteristics:

•
Operates in an attractive growth industry. We intend to focus on micro-cap companies across a broad range of attractive growth industries that we believe are being transformed or created anew by technological, economic and social forces and are capable of attracting interest from both retail and institutional investors.

•
Immediate need for external capital. We intend to target micro-cap companies whose organic growth is currently constrained by limited capital, and which have reached a point in their development where we believe external capital is required.  As part of our investment, we intend to offer a more stable form of equity capital for our portfolio companies, while requiring that their ownership structure align the economic interests of their management team with the success of the enterprise.

•
Demonstrated revenue stream. We intend to invest in micro-cap companies that have a demonstrated revenue stream that we believe will make them attractive as publicly traded companies.  As such, we do not intend to invest in developmental stage, pre-revenue stage and, with some exceptions, early revenue stage companies.

•
Demonstrated profitability. We intend to focus on micro-cap companies that are at or near profitability on an earnings before interest, taxes, depreciation and amortization (“EBITDA”) basis. With the capital we provide, together with the projected EBITDA of our portfolio companies, we expect each of our portfolio companies to be able to finance their development over the next twelve to eighteen months without requiring additional outside capital subsequent to completion of our follow-on investment.  Once our portfolio companies become listed on the Nasdaq Capital Market, which we generally expect to occur within twelve to eighteen months after completion of our follow-on investment, we would expect our portfolio companies to be positioned to conduct, if appropriate, a public follow-on offering.

In addition to the foregoing, we currently intend to concentrate our investments in micro-cap companies having annual revenues between $10 million and $100 million that we believe have a strong prospect of revenue and earnings growth.  We also expect our portfolio companies to generally have an equity valuation, before our investment, of between $25 and $200 million.  These criteria provide general guidelines for our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these criteria.

The success of our strategy depends largely on our ability to identify micro-cap companies that are committed to becoming, and that we believe we can assist in becoming, public companies.  With over ten years experience sponsoring going public transactions, we believe that our investment adviser has the experience and expertise to assess which micro-cap companies are public ready and to assist such companies in achieving public status in a timely and cost-effective manner.   Our three-step investment structure is designed to ensure that there is a shared commitment to going public between us and the management teams of each of our portfolio companies.  As part of our initial debt investment, we will require that our portfolio companies agree to undertake the necessary steps to become a public reporting company through the filing of a registration statement under the Securities Act or the Exchange Act.   In the event a portfolio company fails to complete the going public process in a satisfactory manner, our debt instruments will impose certain penalties, which we expect will generally include a right to put the debt investment back to the portfolio company at a premium to our initial investment.

While we believe that the use of economic disincentives will provide us with some downside protection on our initial investments, we believe the real incentive for our portfolio companies to become public is our more substantial follow-on investment that is tied to achieving certain pre-established milestones associated with the going public process, as well as what we believe are the advantages of becoming a public company.  An important part of our investment adviser’s due diligence process will focus on assessing the appeal that a prospective portfolio company may have in the public markets, as well as its suitability for achieving and maintaining public company status.  In addition, while we expect to make passive, non-controlling investments where we have little power to control the management, operation and strategic decision-making of our portfolio companies, we expect to provide managerial assistance to our portfolio companies throughout the investment process, especially as it pertains to the engagement of third party consultants with which our investment adviser has relationships, the completion of the going public process through the filing of a registration statement, and the design of an overall public markets strategy.

In the near term, we expect that our total initial and follow-on investment in each portfolio company will typically range from $250,000 to $500,000, although we may invest more than this threshold in certain opportunistic situations.  We expect the size of our individual investments to increase if and to the extent our capital base increases in the future.

We intend to limit our investments in any one portfolio company to not more than 5% of our net assets; however, we may invest more than this threshold in certain opportunistic situations.  With an initial capital base of approximately $5 million, we intend to limit our investments in any one portfolio company to $500,000, or 10% of our net assets.  While this amount exceeds our target limit of 5% of net assets, we intend to be more selective during our initial investment period and take advantage of opportunistic situations at this higher level.

We will also generally limit our investments in any one portfolio company so that our total outstanding equity interest in the portfolio company is not more than 9.9% of a portfolio company’s outstanding equity, although we may exceed this threshold in certain opportunistic situations.  We also intend to include certain “blocker” language in our warrant instruments which would prevent us from exercising warrants we are issued by our portfolio companies, if by doing so we would exceed the 9.9% level.  We intend to be the lead investor in our portfolio investments and, to the extent our portfolio companies require more financing than we desire to invest, we anticipate seeking non-affiliated co-investors to participate in the financing of our portfolio companies.  In addition, our portfolio companies may engage one or more placement agents with whom our investment adviser has relationships to assist in capital raising from non-affiliated co-investors.

Keating Investments

 Our investment activities are managed by Keating Investments.  Keating Investments was founded in 1997 and is an investment adviser registered under the Investment Advisers Act of 1940, as amended.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, and Kyle L. Rogers, our Chief Operating Officer and Secretary.  In addition, Keating Investments’ other investment professionals consist of three portfolio company originators, one analyst and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory and Administrative Services Agreement.”

Market Opportunity

Although the current negative economic environment has severely limited access to the capital markets and is likely to have a disproportionate impact on the financial condition and results of operations of the types of micro-cap companies we intend to target, we believe the following market opportunity continues to exist to provide financing for public ready micro-cap companies.

Continued need for growth capital by public ready micro-cap companies looking for an equity partner.  We believe a significant opportunity exists to provide growth, expansion and other types of capital to public ready micro-cap companies that have reached a point in their development where additional equity capital is needed.  We believe our investment model offering non-controlling equity investments will provide an attractive vehicle for our portfolio companies to meet their capital needs.  While we will require our portfolio companies to become public reporting companies, we believe that we will be viewed by prospective portfolio companies as a provider of “patient” capital, given our focus on longer-term growth versus short-term gains, which we believe will serve as a key differentiator for us.  We believe there are a significant number of companies that are looking for the type of “patient” capital we will be able to provide.  We also expect to bring enhanced value to our portfolio companies through our investment adviser’s going public and public markets expertise, rather than through financial engineering or as a strategic business adviser to our portfolio companies.

Absence of traditional IPO financing for micro-cap companies.  We will focus on micro-cap companies that have demonstrated revenues, not pre-revenue or start-up companies, that are at a point in their development where we believe equity capital is required, but which are unable to raise capital through a traditional IPO or are unwilling, or unable due to market conditions, to raise capital from private equity and venture capital sources.

Since 2000, we believe the traditional IPO market has been virtually non-existent for micro-cap companies seeking to raise less than $25 million.  In fact, from 2001 through 2008, there has been an average of only nine IPOs raising less than $25 million each year.

Number of IPOs Raising Less Than $25 Million

In response to this void, alternatives to the traditional IPO for micro-cap companies began to flourish in 2005.  One of these alternatives was a PIPE offering which typically involved a reverse merger into a public shell company with a simultaneous PIPE investment – an industry in which our investment adviser was an active participant.  In a reverse merger, shareholders of a private company purchase control of a public company with no or nominal assets (other than cash) and no or nominal operations and then merge it with the private company.  While the PIPE offering temporarily filled the void that exists for micro-cap companies seeking to raise less than $25 million, we believe that recent regulatory actions by the SEC which unfavorably impacted reverse mergers, coupled with the recent deterioration of the PIPE market as part of the broader difficulties within the U.S. credit markets generally, have largely limited recent PIPE offerings to more established, highly liquid, large-cap public companies. As a result, we believe there are many public ready micro-cap companies that meet our investment criteria, but simply do not have access to the U.S. public capital markets.

Difficult market for private equity and venture capital funds. We believe that the public ready micro-cap companies in which we intend to invest are also feeling the adverse impacts from the difficulties in current private equity and venture capital markets.  Recently, private equity funds that typically relied on commercial banks or a syndicate of lenders to provide the debt capital necessary to produce their “leveraged” returns have seen these traditional sources of capital become largely closed.  We believe that the impact of these substantially tightened credit markets will be even more pronounced on the micro-cap companies we intend to target, as they tend to be unable to support large debt burdens.  As a result, we believe private equity firms will be less interested in providing growth capital to public ready micro cap companies where leverage is limited.

We believe that venture capital funds are typically the least desired financing for our targeted growth companies due to pricing and control issues.  While many venture capital firms have cash to invest, they typically insist on a controlling interest in their portfolio companies.  Recent market trends, including the weak traditional IPO market in general, have put significant liquidity pressures on venture capital funds that are now faced with fewer attractive exit alternatives, extended holding periods and possible “mark to market” valuation write-downs.

Accordingly, we believe that many viable public ready micro-cap companies that fit our investment criteria will have limited, if any, access to the private equity market or venture capital financing, and we believe this trend is likely to continue for the foreseeable future.

Further, since our typical equity investment will be a non-controlling interest, we believe there is a significant opportunity for us to become a capital provider of choice for entrepreneurial businesses that are unwilling to give up a controlling interest typically mandated by both private equity and venture capital funds.  While we will generally have no direct control over the management and strategic direction of our portfolio companies, we intend to ensure that our portfolio companies’ management teams have a meaningful equity stake and that their interests are aligned with our interests as an investor – mainly, to create stockholder value through a widely held and actively traded public stock. As part of the going public process, we also intend to provide our portfolio companies with recommendations on the composition of their Board of Directors, which we will require to be comprised of a majority of independent directors so as to satisfy the Nasdaq Capital Market initial listing requirements.

IPO financing alternative.  We believe that there exist significant and continuing opportunities to originate and lead investments in public ready micro-cap companies.  We believe that the market for the companies that we are targeting has historically been characterized by continual change, which creates an ongoing need for capital within that marketplace. We believe that there exists a significant market opportunity to meet the capital requirements of a growing number of these businesses as they find the U.S. public and private capital markets largely closed.  In addition, we believe that the capital markets have tended in recent years to be focused on larger funds and larger deals – deals which are magnitudes larger than what is required by the public ready micro-cap companies we intend to target.

We believe that we can offer public ready micro-cap companies that have solid financial qualifications and strong growth prospects with an attractive, well-structured capital markets alternative which is supported by our investment adviser’s public markets approach and expertise.  Our focus will be to identify these companies and provide a three-step investment program that provides them a level of immediate capital followed by a more substantial equity financing component once they have proven they are ready to become a public company.  We believe our three-step investment process and going public through the filing of a registration statement under the Securities Act or the Exchange Act may prove more time-effective and less costly than a traditional IPO for the micro-cap companies we intend to target.  In addition, our investment in each portfolio company, unlike an IPO, will not generally depend on general market conditions or prevailing investor sentiment. We also believe that our investment adviser’s going public expertise and access to third-party consultants, that we expect will be retained by our portfolio companies, will allow our portfolio companies’ management teams to concentrate on maximizing their business potential and marketplace influence as we proceed through our disciplined and systematic going public process.

Benefits of being a public company.  Typically, we believe investors place a premium on liquidity, or having the ability to sell stock quickly. As a result, we believe that public companies typically trade at higher valuations than private companies with similar financial attributes. By going public, we believe that our portfolio companies may be able to receive the benefit of this liquidity premium, provided that they are successful in obtaining a listing on the Nasdaq Capital Market.

Source: Pratt’s Stats® at BVMarketData.com, Public Stats™ at BVMarketData.com as of June 5, 2008 for transactions between January 1, 2003 and December 31, 2007. Used with permission from Business Valuation Resources, LLC.
*Valuation data based on a combined total of 4,900+ U.S. based private and public company transactions under $100 million.
**Keating Investments, LLC calculation based on those companies having positive net income, valuation data based on a combined total of 3,600+ U.S. based private and public company transactions under $100 million.

In addition to higher valuations, we believe that public companies also enjoy other benefits, including:

•	lower cost of capital, superior access to the capital markets, and less stock dilution to founders when raising additional capital;

•	creation of a stock currency to fund acquisitions;

•	equity-based compensation to retain and attract management and employees;

•	more liquidity for founders, minority shareholders, and investors; and

•	added corporate prestige and visibility with customers, suppliers, employees and the financial community.

Of course, public companies also incur significant obligations, such as the cost of periodic financial reporting, compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), required disclosure of sensitive company information and restrictions on stock sales by major or controlling shareholders. But for the type of micro-cap companies we intend to target, we believe that the capital-raising opportunities and other benefits of being public may substantially outweigh these disadvantages.

However, we can provide no assurance that the portfolio companies in which we may invest will be successful in completing the SEC registration process to become a public company, or if they do so, that they will be able to obtain a subsequent listing on either the OTC Bulletin Board or the Nasdaq Capital Market.  Any failure to do so could substantially reduce or eliminate the market premium associated with being a publicly traded company.

Total Return Objective

Our investment objective is to maximize total return.  In furtherance of that objective, our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies.  However, we anticipate that a significant portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation.

Investment Strategy

We intend to implement the following strategies to take advantage of the market opportunity for providing capital to public ready micro-cap companies that we believe have strong prospects for growth and which are at a point in their development where we believe a significant equity investment is required:

Visionary, industry leading management.  We plan to invest in businesses with a strong management team with industry experience, a visionary business strategy, a passionate commitment to achieve results, the proven ability to execute and lead, and a track record of being able to attract experienced industry talent.  Our portfolio companies must have in place, or have a commitment from, a qualified chief financial officer with a strong background in SEC reporting and compliance with proven experience in managing a micro-cap public company’s financial reporting, internal controls, accounting and finance functions, and investor relations.

Innovative and quality products.  We intend to focus our investments on companies where there is a proven demand for the products or services they offer rather than focusing on ideas that have not been proven or situations in which a completely new market must be created.  We look for businesses that are innovators, have technologies or products that extend, accelerate, or disrupt identified markets, have premium niche products capable of higher and more sustainable margins, and are able to attract top sales and engineering talent.  We intend to target companies whose business will benefit from exposure as a public company and have appeal to retail and institutional investors alike.

Large potential markets.  We intend to provide capital to established micro-cap companies with demonstrated growth that we believe is sustainable in industries where we believe there are substantial, leading edge market opportunities.  We intend to focus on micro-cap companies across a broad range of industries and markets that we believe will be capable of attracting interest from retail and institutional investors.  We intend to focus on industries that we believe are being transformed or created anew by technological, economic and social forces – such as globalization, demographics, environment, energy, the knowledge economy and the Internet.  We will look for businesses whose products or services are capable of moving into the mass market and disrupt existing, more mature markets.  We will tend to limit our exposure to companies where long-term growth is dependent on favorable economic factors – such as a strong economy, rising consumer and business sentiment, lowering interest rates, falling inflation and stable financial markets.

Consistent and predictable results.   We intend to focus on micro-cap companies that have realistic operating targets set by management that are consistently achieved, have a demonstrated ability to grow market share profitably, have growing and sustainable profits, generate or have the potential to generate recurring revenue streams, have recognized technological barriers to market entry and have a commitment to stay ahead of innovation.  We intend to invest in micro-cap companies that we believe will be rewarded in the public markets for consistent and predictable financial results.

Aligned interests.  We intend to target micro-cap companies that we believe offer growth opportunities and proactively approach them regarding investment possibilities. We believe that the experience of our investment adviser’s senior investment professionals and their understanding of public ready micro-cap companies, our three-step financing structure, our public markets strategy and our investment adviser’s going public expertise, and the opportunity to capture a potential liquidity premium as a publicly traded company will be attractive to prospective portfolio companies.  We believe it is important that each of our portfolio companies’ management teams have a meaningful equity stake in their business and that their interests are aligned with our interests as investors in the portfolio company to create substantial stockholder value through a widely held and actively traded public stock.

Competitive Advantages

We believe that we will have the following competitive advantages over other providers of capital to public ready micro-cap companies including private equity firms, venture capital firms and reverse merger sponsors:

Public markets focus. We intend to invest in micro-cap companies that are committed to, and capable of, becoming public companies and have defensible valuations to support our initial investment pricing.  We believe we have expertise in evaluating whether a portfolio company is capable of becoming a successful public company – both management commitment and skills and public market appeal. By providing capital to micro-cap companies that are at a point in their development where we believe an equity investment is required, we hope to accelerate their growth with a properly timed going public strategy.  The going public process is a critical step in our overall investment process for each portfolio company that we expect will take between three and twelve months following our initial investment and be substantially completed before we make our more substantial follow-on investment.

Going public expertise.  We believe that our investment adviser’s senior investment professionals and various third party consultants, with which our investment adviser has relationships, have extensive experience in taking companies public and designing capital markets and investor relations programs.  Our investment adviser had been a reverse merger sponsor for nearly a decade and has completed 19 going public transactions over the last five years.  Our investment adviser’s senior investment professionals and various third party consultants will assist our portfolio companies in this going public process.  Through the terms of our initial investment, we will generally require that one of our recommended third party consultants be retained by our portfolio companies to actively participate and lead the going public process.  The third party consultants will assist our portfolio companies by organizing and coordinating the due diligence process for the portfolio companies, providing information to the portfolio companies’ senior management on the regulatory framework and compliance requirements of public companies under the Securities Act and the Exchange Act,  reviewing and analyzing the portfolio companies’ existing corporate governance, financial documents and structure, material contracts and business and financial plans, and assisting in the preparation of the portfolios companies’ registration statements and any other documents related to the going public process.  We believe that these third party consultants are highly experienced in the going public process, SEC compliance matters, public company reporting, and legal and financial matters associated with micro-cap companies.  We believe the involvement of a third party consultant will result in a more coordinated, timely and cost-effective going public process – allowing each portfolio company’s management team to remain focused on growing their business.

Possibility of obtaining a Nasdaq Capital Market listing.  We believe that a Nasdaq Capital Market listing, if obtained, generally will provide our portfolio companies with visibility, marketability, liquidity and third party established valuations, all of which will aid in their future capital raising efforts.  More specifically, the advantages that a Nasdaq Capital Market listing would be expected to have for our portfolio companies include:

•	Visibility – greater access to investment analyst coverage to disseminate our portfolio companies’ stories, and added corporate prestige and visibility with exchange listing;

•
Valuation and liquidity – potential for more stock liquidity as retail brokers become more interested in making a market in the stock and soliciting their clients to purchase the stock and as institutional investors who typically do not invest in OTC Bulletin Board stocks consider investments; and

•	Access to capital – greater interest from top- and mid-tier investment banking firms to conduct a public follow-on offering for our portfolio companies.

We intend to utilize our investment adviser’s expertise in public markets strategies to assist our portfolio companies in the design of a comprehensive aftermarket support program aimed at achieving a Nasdaq Capital Market listing.  We also intend to leverage our investment adviser’s expertise and access to their  contacts and third party consultants to develop and execute a disciplined plan to upgrade our portfolio companies from the OTC Bulletin Board to the Nasdaq Capital Market, which we anticipate will take twelve to eighteen months after completion of our follow-on investment in each portfolio company.

The following table summarizes the initial listing requirements for companies that want to list their securities on the Nasdaq Capital Market.  A company must meet all of the requirements under at least one of the three standards below.

Requirements	Standard 1	Standard 2[1]	Standard 3
Stockholders’ equity	$5 million	$4 million	$4 million
Market value of publicly held shares	$15 million	$15 million	$5 million
Operating history	2 years	N/A	N/A
Market value of listed securities[2]	N/A	$50 million	N/A
Net income from continuing operations (in latest fiscal year or in two of last three fiscal years)	N/A	N/A	$750,000
Publicly held shares[3]	1 million	1 million	1 million
Bid price	$4	$4	$4
Shareholders (round lot holders)[4]	300	300	300
Market makers	3	3	3
Corporate governance	Yes	Yes	Yes

1Seasoned companies (those companies already listed or quoted on another marketplace) qualifying only under the market value of listed securities requirement must meet the market value of listed securities and the bid price requirements for 90 consecutive trading days prior to applying for listing.

2Listed securities are defined as “securities listed on the Nasdaq Capital Market or another national securities exchange.”

3Publicly held shares is defined as total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more.

4Round lot holders are shareholders of 100 shares or more.

We believe our public markets strategy, if successfully implemented and coupled with a successful listing on the Nasdaq Capital Market, will give us an expected portfolio company investment horizon of two to three years via an orderly public market exit, which we believe represents a substantially shorter investment horizon when compared to traditional private equity and venture capital investments which have investment periods of five to seven years.

However, we can provide no assurance that the portfolio companies in which we may invest will be successful in completing the SEC registration process to become a public company, or if they do so, that they will be able to obtain a subsequent listing on either the OTC Bulletin Board or the Nasdaq Capital Market.  Any failure to do so could substantially reduce or eliminate the market premium associated with being a publicly traded company.

Three-step equity investment structure.   We will use a three-step investment structure with:

•	an initial convertible debt investment that allows us to meet the immediate capital needs of a portfolio company in a timely manner,

•	a going public phase where we provide managerial assistance to prepare the prospective portfolio company for the eligibility and governance standards required by the Nasdaq Capital Market; and

•	a subsequent follow-on investment principally consisting of convertible preferred stock or other equity.

Our more substantial follow-on investments, which we expect will typically occur within three to twelve months after our initial investment, will be tied to pre-established milestone achievements including continued business performance, new management hires and substantial completion of a going public process through the filing of a registration statement.  Although our initial investments will typically be structured as convertible debt, our primary focus will be on equity investments, including preferred securities convertible into common stock.  We believe our non-controlling, equity investment structure will provide an attractive vehicle for our portfolio companies to meet their immediate and short-term capital needs.  We also believe that our flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and better position them to conduct a subsequent registered public follow-on offering, if necessary, if and to the extent they are successful in obtaining a Nasdaq Capital Market listing.

Non-controlling, minority investments.  We intend to make non-controlling, minority investments in our portfolio companies.   We believe this makes us a more attractive source of capital in comparison to private equity and venture capital funds which typically require controlling investments.  Although we will not generally have the power to control the management, operations and strategic decision-making of the companies in which we invest, we expect to provide managerial assistance to our portfolio companies throughout the investment process, especially as it pertains to the engagement of our investment adviser’s recommended third party consultants, the completion of the going public process, and the design of an overall public markets strategy.  We believe that we will bring enhanced value to the process through our investment adviser’s public markets expertise, rather than through financial engineering or by serving as a strategic adviser to our portfolio companies.

Liquidity premium. We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that a Nasdaq Capital Market listing, if obtained, will generally provide our portfolio companies with greater visibility, marketability, and liquidity than they would otherwise be able to achieve without such a listing.  Since we intend to be more patient investors, we believe that our portfolio companies may have an even greater potential for capital appreciation if they are able to demonstrate sustained earnings growth and are correspondingly rewarded by the public markets with a price-to-earnings (P/E) multiple appropriately linked to earnings performance.  We can provide no assurance, however, that the micro-cap companies in which we may invest will be able to achieve such sustained earnings growth necessary, or that the public markets will recognize such growth, if any, with an appropriate market premium.

Investment Selection

Investment criteria.  We have identified criteria that we believe are important in meeting our investment objective. These criteria provide general guidelines for our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these criteria.

•
Revenue growth. We will seek to invest primarily in micro-cap companies that are already generating revenue and which we believe have significant growth potential. We intend to invest in companies with annual revenues of $10 to $100 million.  We intend to examine the market segment in which each prospective portfolio company is operating, including its size, geographic focus and competition, to determine whether that company is likely to continue its current growth rate prior to investing.

•
Large addressable markets. We will seek to invest in businesses where we believe there is a proven demand for the company’s products or services that address large market opportunities.  We believe that large markets not only provide for more attractive growth prospects, but also have the ability to support a healthy competitive environment with more than one successful competitor.

•
Strong industry position. We will seek to invest in companies that have developed defendable market positions within their respective markets and are well positioned to capitalize on growth opportunities. We will seek to invest in companies that demonstrate competitive advantages versus their competitors, which should help to protect their market position and profitability and permit them to adapt to changes in their respective business environments.

•
Strong, experienced management team. We will generally require that our portfolio companies have an experienced management team. We will also require our portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•
Profitable on EBITDA basis. We will focus on companies that are at or near profitability on an EBITDA basis.  We will seek to invest in companies that we believe will provide a predictable and growing EBITDA. We expect that projected EBITDA, together with the proceeds from our investments, will be a key means by which our portfolio companies will financially support their future growth plans until they are listed on the Nasdaq Capital Market and ready for a registered public follow-on offering.

•
Attractive public markets company. We intend to invest in public ready micro-cap companies whose management is committed to, and capable of, becoming a public company, whose business we believe will benefit from exposure as a public company and will have appeal to retail and institutional investors, and that we believe is capable of obtaining a Nasdaq Capital Market listing typically within twelve to eighteen months after we complete our follow-on investment.

•
Regulatory compliance. We will generally require that our portfolio companies have in place, or ready for hire, a qualified chief financial officer with a strong background in SEC reporting, Sarbanes-Oxley Act compliance, Generally Accepted Accounting Principles (“GAAP”), accounting and internal controls management, and investors relations.  Before we complete our more substantial follow-on investment, our portfolio companies will be required to have GAAP compliant financial statements for at least the past two years which have been audited by a Public Company Accounting Oversight Board (“PCAOB”) registered auditor acceptable to us.

Due diligence.  If a potential portfolio company meets all, or most, of the characteristics described above, our investment adviser’s investment professionals will perform a preliminary due diligence review including company assessments, market and competitive analysis, evaluation of management team, financial models and business risks, and assessments of transaction size, pricing and structure. The process outlined below provides general parameters for our investment adviser’s investment decisions, although not all will be followed in evaluating each opportunity. Upon successful completion of this preliminary evaluation process, our investment adviser’s Investment Committee will decide whether to enter into a non-binding letter of intent, continue the due diligence process and move forward towards the completion of an investment transaction.

Our due diligence process will typically encompass the following steps:

•
Assessment of management. Our investment adviser will typically perform an assessment including a review of experience, passion, proven leadership ability, vision, ability to attract key employees, dispute resolution skills, and reputation in the market.  Our investment adviser will generally corroborate and verify management’s track record, industry accomplishments and leadership capabilities through extensive background checks, interviews with management, employees, references and other industry leaders, and on-site visits.  Our investment adviser will also assess the qualifications and experience of the chief financial officer to manage micro-cap public companies.

•
Market and competitive analysis. Our investment adviser will utilize its investment analysts and engage, on an as-needed basis, outside experts to perform market and competitive analysis and due diligence. This analysis and due diligence typically will provide our investment adviser with a detailed understanding of the prospective portfolio company’s business, market opportunities and operations. This analysis may include:

o
industry and competitive analysis, including verification of market potential, the relative position of the prospective portfolio company within its market, the existence of significant barriers to entry for potential competitors, and pricing elasticity;

o	customer and vendor interviews to assess reputation within its market;

o	assessment of technology and intellectual capital; and

o	examination of potential regulatory and legal issues.

•
Business model and financial assessment. Prior to making an investment decision, our investment adviser will typically review a prospective portfolio company’s business model and financial reporting. This will include a thorough review of historical and prospective financial information, accounting practices and financial models, and investment and loan documents.  Our investment adviser intends to challenge management’s financial assumptions, make an independent assessment of revenue and earnings quality, and conduct interviews with attorneys and auditors.

•
Strategic and public company analysis. Our investment adviser will also generally perform a strategic analysis of each prospective portfolio company, during which it will evaluate operating and market risks, public company attractiveness, comparable public company valuations, potential to become a public company in a cost-effective and timely manner, management commitment to being a public company, and potential appeal to retail and institutional investors in the aftermarket.

Deal sourcing.  We believe that the combined experience of our investment adviser’s investment professionals will provide us with access to a investment opportunities. Our investment adviser’s reputation in the reverse merger industry has exposed us to a network of contacts and sources from which we intend to generate investment opportunities in public ready micro-cap companies that are seeking alternatives to traditional IPO financing.  Our investment adviser’s network includes relationships with prior deal participants, prospective management teams, entrepreneurs, industry organizations, corporate development professionals, financial institutions, high net worth and institutional investors and service professionals.

We also expect to receive deal referrals from strategic advisers, industry consultants, industry analysts, portfolio company managers, finders, lawyers, accountants and investment bankers. In addition, we expect that our investment adviser’s investment professionals will also serve as the direct source of proprietary deal referrals from their own business networks.

In many transactions, we expect that our investment adviser’s investment professionals will have prior knowledge of a prospective portfolio company and will have developed a relationship with its management or investors over a period of time resulting in an investment opportunity. We believe that such relationship building will serve us in several ways with respect to our investments, including: (i) generating investments on a timely, non-auction basis; (ii) assuring an alignment of interests between us and our portfolio companies’ management teams; and (iii) providing comfort that our portfolio companies’ management teams are committed to, and capable of, becoming public and achieving a Nasdaq Capital Market listing.  We intend to make investments in negotiated transactions as opposed to auction situations.

We also intend to implement a proactive marketing program to communicate with our investment adviser’s established referral network and with companies that meet our investment criteria.

Investment decisions. Keating Investments is registered as an investment adviser under the Advisers Act, and will serve as our investment adviser.  Keating Investments will manage our day-to-day operations and will determine companies in which we will invest.  Our investment adviser’s Investment Committee must unanimously approve each new investment that we make. The members of the Investment Committee currently consist of Timothy J. Keating, Ranjit P. Mankekar and Kyle L. Rogers, who are the senior investment professionals of Keating Investments and our executive officers.  We believe the Investment Committee’s approach embraces an investment process with well-defined investment parameters, risk assessment techniques and valuation metrics that are applied consistently to all investments.

Investment Structure

Once our investment adviser has determined that a prospective portfolio company is suitable for investment, it will work with the management team of that company and, if necessary, its other capital providers, including senior and junior lenders, and equity capital providers, to structure an investment.   We intend to utilize a three-step investment process focused on an initial convertible debt investment, going public preparation and a subsequent follow-on investment, typically consisting of convertible preferred stock or other equity investments, that will be contingent upon a portfolio company satisfying pre-established milestones towards the filing of a registration statement under the Securities Act or the Exchange Act.  Where appropriate, we may also negotiate to receive warrants, either as part of our initial or follow-on investments in our portfolio companies.

We believe that our three-step investment structure is an attractive approach for prospective portfolio companies that complements the going public process and strategy we intend to implement with each of our portfolio companies. We also believe our non-controlling, equity investment structure provides an attractive vehicle for our portfolio companies to meet their immediate and short-term capital needs.  While we believe there are many micro-cap businesses that are both interested in, and capable of, becoming public companies, many of these companies lack the personnel, organization, expertise and control systems to properly become a public company and manage the SEC compliance and filing requirements and general business aspects of being public.  We believe that the founders of many existing micro-cap companies realize the potential benefits of being public, but also recognize the effort it takes to become a public company and maintain the public company status.  Our three-step investment structure is designed to ensure our portfolio companies are public ready before we make our follow-on investments.  We believe that our portfolio company management teams will benefit from this approach because our portfolio companies can focus on growing their business and increasing their earnings after having hired the right personnel to operate as a public company, including an experienced chief financial officer.

The investment structure discussed below is intended to provide general guidelines for the terms and conditions which we intend to negotiate for our investments; however, we may not require each investment to contain all of these terms and conditions.

Seed investments in the form of convertible debt. In the near term, we expect that our initial investments in a portfolio company will typically range from $100,000 to $250,000 each.  However, we may increase this investment size to take advantage of opportunistic situations.  In addition, we expect this investment size to increase as the size of our capital base increases.  We anticipate structuring our investments primarily as unsecured and subordinated loans that provide for a fixed interest rate that will provide us with current interest income. We will set interest rates based on prevailing market rates at the time of our investment for comparable types of investments.  Typically, these loans will have maturities not to exceed one year, which coincides with the maximum period we believe is required to complete the going public process.

In the case of our unsecured and subordinated debt investments, we intend to tailor the terms of our initial investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and complete the going public process in a timely manner.  For example, when structuring a debt investment, we will seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	incorporating a “put” right into the investment structure; and

•
negotiating covenants and other contractual provisions in connection with our investments. Such provisions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and possibly board rights.

Our initial investments may include an additional equity component, such as warrants to buy common stock in our portfolio companies.   Any warrants we receive with our initial debt securities will require us to pay an additional cost to exercise, and thus, if our portfolio companies appreciate in value, we may be able to realize additional investment return in the form of capital gains from the exercise of these warrants.  Any warrants associated with our initial investments will typically be detachable, which will allow us to receive repayment of our principal while retaining our equity interests in the portfolio companies.

We also intend to structure our initial debt investments to give us the option to convert our debt into common stock at a pre-determined conversion price, subject to adjustment for certain events including performance events.  Our conversion prices will generally be determined by reference to an agreed upon discount from the common stock price in our follow-on investment.  If we complete the follow-on investment, the convertible debt instrument will be automatically converted into common stock upon the filing of the registration statement.  Since our convertible debt investments will have elements of both debt and equity instruments, we believe that we will be able to realize fixed returns in the form of interest payments associated with debt until the follow-on investment is completed, while maintaining an opportunity to participate in the capital appreciation of the portfolio company, if any, through the conversion of debt to equity at the time of the follow-on investment.  In the event we do not complete a follow-on investment with a portfolio company, or if a portfolio company abandons the going public process, we will likely take steps to exit the investment.

In many cases, we will also obtain registration rights in connection with the common stock underlying the warrants and convertible debt investments associated with our initial investment.  We may also include exercise and conversion price adjustments based on certain events.  We will seek to achieve additional investment return in the form of capital gains from the appreciation and sale of the common stock underlying the warrants and convertible debt associated with our initial investment.

Our initial investments will also typically contain a “put” option which will allow us to require the company, at any time prior to maturity, to redeem the loan at a price of 120% of the outstanding principal amount plus accrued and unpaid interest. We may exercise this “put” option in the event the portfolio company either: (i) completes a debt or equity financing with a third party, or (ii) fails to complete, or elects to abandon, the going public process.  We believe that this “put” option will allow us to attempt to manage our risk.  However, we can provide no assurance that the micro-cap companies in which we intend to invest will have sufficient resources to satisfy their payment obligation to us in the event we exercise our “put” option, and we may still lose a substantial portion or all of our initial investment notwithstanding our “put” option.

As a condition of our initial investment, we will generally require the portfolio company to engage a third party consultant recommended by our investment adviser and experienced in the going public process to actively participate in and lead the process.

We intend to act as the lead investor in all of our follow-on investments. To the extent our portfolio companies require more financing than we desire to invest, we may seek non-affiliated co-investors to participate in the financing of our portfolio companies.  In addition, we expect our portfolio companies may engage one or more non-affiliated placement agents with whom our investment adviser has had prior experience to assist in capital raising from such non-affiliated co-investors.

Going public process.  The going public process for our portfolio companies – though the filing of a registration statement under the Securities Act or the Exchange Act – is a critical step in our overall investment process.  We expect that this going public process will be implemented during the three to twelve month period following our initial investment, and we will require that it be completed, and the registration statement be ready for filing with the SEC, at the time we make our follow-on investment.  Our investment adviser’s senior investment professionals and certain third party consultants, who we will require be retained by our portfolio companies, will assist our portfolio companies in this going public process, which will generally commence after our initial investment.  We will require that one of our investment adviser’s recommended third party consultants be engaged by the portfolio company to actively participate and lead the going public process.  The third party consultants will assist our portfolio companies by organizing and coordinating the due diligence process for the portfolio companies, providing information to the portfolio companies’ senior management on the regulatory framework and compliance requirements of public companies under the Securities Act and the Exchange Act,  reviewing and analyzing the portfolio companies’ existing corporate governance, financial documents and structure, material contracts and business and financial plans, and assisting in the preparation of the portfolios companies’ registration statements and any other documents related to the going public process.  We believe that these third party consultants are experienced in the going public process, SEC compliance matters, public company reporting, and legal and financial matters associated with micro-cap companies.

We do not intend to close on a follow-on investment in a portfolio company unless and until the portfolio company satisfactorily completes the going public process and the registration statement is in final form acceptable to us and ready for filing with the SEC.  The registration statement may take the form of a primary offering or resale registration statement filed by the portfolio company under the Securities Act coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act, or alternatively a stand-alone registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act.  We believe that there may be situations where a portfolio company in which we made an initial investment will not be capable of completing the going public process to our satisfaction.  In these cases, we will not provide any follow-on investment and will attempt to take steps to promptly obtain repayment of our investments in accordance with the terms of our convertible debt instruments.

For portfolio companies who receive follow-on investment financing from us, we believe the going public process we have required as condition thereto will help prepare the portfolio company to comply with the public company regulatory environment and, at the same time, better position it to best create value from its growth initiatives.

Our going public process through the filing of a registration statement under the Securities Act or the Exchange Act will generally include the following steps which will be coordinated and led by the third party consultant:

•
Verify business and financial disclosures. Assure accuracy of public disclosures regarding the portfolio company’s business, operations, management, products and services, markets, finances, major contracts, tangible and intangible properties, business strategies, related party transactions, compensation arrangements and stock ownership.  Organize all supporting documentation, diligence materials and corporate information.

•
Review and preparation of business plans and financial models. Thorough review of historical and prospective financial information, accounting practices and financial models, review investment and loan documents, challenge management’s financial assumptions, and review revenue and earnings quality.  Assist in preparation of business history and plans, and management discussion and analysis.

•
Coordinate audit and legal processes. Work directly with the portfolio company’s internal staff and their audit and legal teams to prepare, present, review and complete audited financial statements, footnote disclosures and supporting analysis and documentation.  Assist in internal control compliance matters.

•
Assess and make recommendations on financial management team. Continue assessment of chief financial officer’s capabilities to lead and manage financial reporting and accounting functions for a public company.  Make recommendations for additional hires, if necessary.  Before our follow-on investment is made, a portfolio company must have in place, or ready for hire, a qualified chief financial officer with a strong background in SEC reporting, Sarbanes-Oxley Act compliance, GAAP accounting and internal controls management, and investor relations.

•
Composition of Board of Directors. Work directly with the portfolio company’s management to identify the ideal composition of the Board of Directors and to assess the skills and experience they should be seeking from new Board members including the financial expert.  The majority of the Board must consist of independent directors and the proper Board committee charters must be adopted and the committees selected, all in compliance with the initial quotation requirements of the Nasdaq Capital Market.

•
Preparation and filing of registration statements. Work directly with the portfolio company’s internal staff and their audit and legal teams to prepare and complete appropriate documentation for filing with the SEC under the Exchange Act, as applicable.  Before our follow-on investment is made, the registration statement must be in final form ready for filing with the SEC at the closing of the follow-on investment.

•
Obtain trading symbol. Assist selected market maker in the preparation of documents to be filed with the Financial Industry Regulatory Authority (“FINRA”) to allow for submission of initial price quotation on the OTC Bulletin Board, or assist the portfolio company, if it so qualifies, with its initial application for listing on the Nasdaq Capital Market. Obtain and organize required supporting documentation.

Follow-on investments in the form of convertible preferred stock.  We do not intend to make a follow-on investment in a portfolio company unless and until the portfolio company satisfactorily completes the going public process and the registration statement is in final form acceptable to us and ready for filing with the SEC. We will generally make follow-on investments in a portfolio company through equity securities, principally convertible preferred stock.

Our convertible preferred stock investments will represent an equity ownership interest in a portfolio company.  Although we believe that such equity investments have historically generated higher average total returns than fixed-income securities over the long term, such equity investments also have experienced significantly more volatility in those returns and may under perform relative to fixed-income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity securities are sensitive to general movements in the stock market and a drop in the stock market may depress the price of equity securities to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuer occur. In addition, equity prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Our convertible preferred equity investments may pay fixed or adjustable rate dividends to us and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets. This means that a portfolio company must pay dividends on preferred equity before paying any dividends on its common equity. In order to be payable, distributions on such preferred equity must be declared by the portfolio company's Board of Directors. Dividend payments on typical preferred equity is cumulative, meaning dividends will accumulate even if not declared by the Board of Directors or otherwise made payable. In such a case, all accumulated dividends must be paid before any dividend on the common equity can be paid. However, there is no assurance that any dividends will be paid by a portfolio company even in the case of cumulative preferred equity.

We intend to tailor the terms of our follow-on investments to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its revenue and earnings growth.  We intend to include a cumulative preferred dividend feature in our convertible preferred stock instruments which will allow us to realize fixed returns in the form of a preferred dividend until conversion thereof.  The convertible preferred stock instrument also allows us to maintain an opportunity to participate in the capital appreciation of the portfolio company.  We intend to tailor the pricing of our follow-on investments, including the conversion price, such that we receive a reasonable discount to the risk-adjusted, public company comparable valuations.

In the near term, we expect that our follow-on investments in a portfolio company will typically range from $250,000 to $500,000 each.  However, we may increase this investment size to take advantage of opportunistic situations.  In addition, we expect this investment size to increase as the size of our capital base increases.

We intend to limit our investments in any one portfolio company to not more than 5% of our net assets; however, we may invest more than this threshold in certain opportunistic situations.  With an initial capital base of approximately $5 million, we intend to limit our investments in any one portfolio company to $500,000, or 10% of our net assets.  While this amount exceeds our target limit of 5% of net assets, we intend to be more selective during our initial investment period and take advantage of opportunistic situations at this higher level.

We also intend to limit our investments in any one portfolio company so that our equity interest in the portfolio company is not more than 9.9%, although we may exceed this threshold in certain opportunistic situations.

Our follow-on investments will typically be non-control investments (even in cases where we elect to convert our initial investment into common stock).  In some circumstances, we may take a control position in a portfolio company where we believe a unique opportunity exists for such an investment.  Our non-control equity investments will typically not provide us with Board seats or Board observation rights.

We may also receive warrants in connection with our follow-on investments.  We will also generally seek performance features for any warrants that we may receive. We will seek to structure these performance features to allow our relative equity position in a portfolio company to increase in the event the portfolio company fails to meet certain specified performance targets.

We may  also seek to obtain registration rights in connection with all of our equity investments, which may include demand and “piggyback” registration rights.

We intend to act as the lead investor in all of our follow-on investments. To the extent our portfolio companies require more financing than we desire to invest, we may seek non-affiliated co-investors to participate in the financing of our portfolio companies.  In certain cases, our co-investors will be required to agree to certain resale conditions in order to mitigate the risk of any competing aftermarket sales among the holders of follow-on investment securities.

Co-investments.  We believe that our investment adviser’s network of high net worth investors, institutional investors and investment bankers, both from prior transactions and who are known to be focused on the type of micro-cap companies we intend to target, will provide a source of capital for portfolio companies where we will seek co-investors to complement our investment.  In all cases, we intend to act as lead investor in all of our follow-on investments. We expect our portfolio companies may engage one or more placement agents with whom our investment adviser has had prior experience to assist in capital raising from non-affiliated co-investors.

Total return objective with focus on capital appreciation. While we expect to generate interest and dividend income through our investments in convertible securities, our primary emphasis will be to attempt to generate capital gains through the sale of the common stock we receive upon conversion of the convertible securities of micro-cap companies which are expected to become public reporting companies through the filing of a registration statement at the time we make our follow-on investment.  Once this registration statement becomes effective and all comments from the SEC are cleared, we expect our portfolio companies’ common stock to typically be initially quoted on the OTC Bulletin Board, depending upon satisfaction of listing requirements.  However, for those portfolio companies that meet the initial listing requirements of the Nasdaq Capital Market following the completion of the registration process, such companies may seek an initial listing on the Nasdaq Capital Market.  We do not expect the securities in our publicly traded portfolio companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a Nasdaq Capital Market listing, which may not occur until twelve to eighteen months after our follow-on investment is made, if at all.  However, there can be no assurance that our portfolio companies will obtain a Nasdaq Capital Market listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies. The lack of such liquidity could impair the market price of such portfolio companies, and ultimately the return we may receive from our equity investment.

Other Investments

Currently, we do not intend to make investments, even to the extent permitted by the 1940 Act, in the following types of securities: (i) asset-backed securities, (ii) collateralized debt obligations, (iii) high yield bonds, or (iv) distressed debt.

However, we may invest, consistent with the requirements of the 1940 Act, in securities of public companies that are already traded on the OTC Bulletin Board or an exchange, in securities of private companies that may not be based in the United States, or in securities we acquire in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments in micro-cap companies.

Changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities.  If legislation is enacted, new rules are adopted, or existing rules are materially amended, we may change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this annual report and may result in our investment focus shifting.

For example, effective July 21, 2008, the SEC changed the criteria used to determine if a company is an Eligible Portfolio Company under the 1940 Act by permitting qualifying investments to be made by business development companies in publicly-traded companies, whether or not they are listed on an exchange, as long as their market capitalizations are no greater than $250 million.  Due to our public markets approach, we believe this change may be beneficial to us and provide us greater latitude to implement our investment strategy.

Until the net proceeds of our initial private placement are invested in accordance with our investment strategy, and (i) during periods in which we determine that we are temporarily unable to follow our investment strategy or that it is impractical to do so, or (ii) pending investment of proceeds received in connection with the sale of a portfolio security or the issuance of additional securities or borrowing money by us, all or any portion of our assets may be invested in cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of our investment.  Our determination that we are temporarily unable to follow our investment strategy or that it is impractical to do so will generally occur only in situations in which a market disruption event has occurred and where trading in the securities selected through application of our investment strategy is extremely limited or absent. In such a case, our shares may be adversely affected and we may be unable to pursue or achieve our investment objective.

Ongoing Relationships with Portfolio Companies

Strategic value added model.  As an integral part of our initial investment, we intend to partner with and help prepare our portfolio companies to become public and meet the governance and eligibility requirements of a Nasdaq Capital Market listing.  We intend for our interests to be aligned with our portfolio companies’ management teams to maximize stockholder value through an eventual listing on the Nasdaq Capital Market, if possible.

We expect to offer and provide managerial assistance to our portfolio companies, in particular, in the completion of the going public process and the design of an overall public markets strategy.  We intend to fully utilize our investment adviser’s expertise in public markets strategies including the design of comprehensive aftermarket support programs for our portfolio companies.  We also intend to leverage our investment adviser’s expertise and access third party professionals and consultants to develop and execute a disciplined “migration plan” to upgrade our portfolio companies from the OTC Bulletin Board to the Nasdaq Capital Market, which we believe will typically occur twelve to eighteen months after our follow-on investment is made.

We believe this public markets strategy will provide us with an expected portfolio company investment horizon of two to three years via an orderly public market exit, which we believe represents a substantially shorter investment horizon when compared to traditional private equity and venture capital investments.  However, we can provide no assurance that the portfolio companies in which we may invest will be successful in completing the SEC registration process to become a public company, or if they do so, that they will be able to obtain a subsequent listing on either the OTC Bulletin Board or the Nasdaq Capital Market.  Any failure to do so could substantially reduce or eliminate the market premium associated with being a publicly traded company.

Monitoring.  We intend to monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. In certain limited cases, we may also control one or more of our portfolio companies.

We intend to utilize several methods for evaluating and monitoring the performance of our investments, including but not limited to, the following:

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	periodic formal update interviews with portfolio company management; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

As a result of active monitoring and communication, we believe that our portfolio management process will emphasize value creation throughout the life cycle of a given investment. Paramount to these efforts will be the ongoing emphasis on our public markets strategy.  By doing so, we believe that our value to the portfolio company will go beyond the capital we have invested, and will extend to the overall goals of each portfolio company, which we believe will benefit the return on investment we realize in our portfolio companies.

Investment Advisory and Administrative Services Agreement

Management services.  Keating Investments is registered as an investment adviser under the Advisers Act, and serves as our investment adviser. Subject to the overall supervision of our Board of Directors, Keating Investments manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, as currently in effect, Keating Investments will:

•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	determine which securities we will purchase, retain or sell;

•	identify, evaluate and negotiate the structure of the investments we make; and

•	close, monitor and service the investments we make.

Keating Investments’ services under the Investment Advisory and Administrative Services Agreement may not be exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management fees.  We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee payable to Keating Investments and any incentive fees earned by Keating Investments is ultimately borne by our common stockholders.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes. We do not presently expect to use borrowed funds for the purpose of making portfolio investments.  For the period commencing from the final closing of our initial private placement, the Base Fee is payable monthly in arrears, and will be calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any equity capital raises or repurchases during the current calendar quarter. The Base Fee for any partial month or quarter will be appropriately pro rated.

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date) and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

The following table sets forth various examples of the calculation of our annual incentive fee based on different levels of realized and unrealized gains and losses over a period of years.  These calculations are based on the different assumptions set forth in the table:

Examples of Annual Incentive Fee for Capital Gains* (all dollar amounts in millions)

Example 1

Year	Investment Description	Incentive Fee	Explanatory comments

1	Invested $5 in Company A stock and $10 in Company B stock.	$0	No incentive fee as there are no realized gains.

2	Sold Company A stock for $15 ($10 realized gain). Fair value of Company B stock at $20 ($10 unrealized gain)	$2.0	Incentive fee equals 20% of $10 realized gains. Unrealized gains do not affect calculation.

3	Fair value of Company B stock at $8 ($2 unrealized loss).	$0	No incentive fee as there is only unrealized loss in the year.

4	Sold Company B stock for $12 ($2 realized gain).	$0.4	Incentive fee equals 20% of cumulative realized gains of $12, or $2.4, less previously paid incentive fee of $2.

Example 2

Year	Investment Description	Incentive Fee	Explanatory comments

1	Invested $20 in Company A stock, $30 in Company B stock and $25 in Company C stock	$0	No incentive fee as there are no realized gains.

2	Sold Company A stock for $50 (realized gain $30). Fair value of Company B stock at $25 ($5 unrealized loss). Fair value of Company C stock at $25 (no unrealized gain or loss).	$5.0	Incentive fee equals 20% of $25 (which is the $30 realized gains less the $5 unrealized loss).

3	Sold Company C stock for $30 ($5 realized gain). Fair value of Company B stock at $27 ($3 unrealized loss)	$1.4	Incentive fee equals 20% of $32 (which is the $35 of realized gains less the $3 of unrealized losses), reduced by the $5 previously paid incentive fee.

4	Fair value of Company B stock at $35 ($5 unrealized gain).	$0	No incentive fee as there are no realized gains in year.

5	Sold Company B stock for $20 ($10 realized loss).	$0	No incentive fee as the 20% incentive fee on $25 (which is the $35 cumulative realized gains less the $10 realized losses) is less than the $6.4 previously paid incentive fee.

*
The hypothetical amount of income, gains and returns shown in the above tables assumes no leverage. There is no guarantee that the income, gains, or the income returns based on our net asset values, will be realized and actual income, gains and returns may vary from those shown in these examples.

Administrative services.  Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments furnishes us with equipment and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, Keating Investments also performs, or facilitates the performance of, certain administrative services, which will include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Keating Investments assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We reimburse Keating Investments for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Payment of our expenses.  Our primary operating expenses include the payment of (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation):

•	costs of calculating our net asset value, including the cost of any third-party valuation services;

•	costs of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	costs related to organization and offerings;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	any stock exchange listing fees;

•	applicable federal, state and local taxes;

•	independent directors’ fees and expenses;

•	excess brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing and mailing, and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act and applicable federal and state securities laws; and

•
all other expenses incurred by either Keating Investments or us in connection with administering our business, including payments under the Investment Advisory and Administrative Services Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

All of these expenses are ultimately borne by our common stockholders.

Reimbursement of Keating Investments. We reimburse Keating Investments for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Duration and termination.  The Investment Advisory and Administrative Services Agreement was initially approved by our Board of Directors and our sole stockholder on July 28, 2008.  Unless earlier terminated as described below, our current Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.

The Investment Advisory and Administrative Services Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the current Investment Advisory and Administrative Services Agreement provides that we and Keating Investments may terminate the agreement without penalty upon 60 days’ written notice to the other party. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities. See “Risk Factors — Risks Relating to Our Business and Structure.”

Without the vote of a majority of our outstanding voting securities, our Investment Advisory and Administrative Services Agreement may not be materially amended, nor may we engage in a merger or other reorganization of Keating Investments. In addition, should we or Keating Investments elect to terminate the Investment Advisory and Administrative Services Agreement, a new investment adviser may not be appointed without approval of a majority of our outstanding common stock, except in limited circumstances where a temporary adviser may be appointed without stockholder consent, consistent with the 1940 Act.

Proposed Amended and Restated Investment Advisory and Administrative Services Agreement.  Our management has proposed, and we anticipate adopting during 2009, subject to required stockholder and board approval, an amended and restated version of our Investment Advisory and Administrative Services Agreement (the “Proposed Amended and Restated Investment Advisory and Administrative Services Agreement”).  Under the Proposed Amended and Restated Investment Advisory and Administrative Services Agreement, we will agree not to reimburse Keating Investments for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Keating Investments.  In addition, to the extent the Proposed Amended and Restated Investment Advisory and Administrative Services Agreement is approved, if Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it will be required to give stockholders a minimum of 120 days notice prior to termination and must pay all expenses associated with its termination.  The Proposed Amended and Restated Investment Advisory and Administrative Services Agreement, if approved, will also prohibit the following activities between us and Keating Investments:

•
We may not purchase or lease assets in which Keating Investments has an interest unless we disclose the terms of the transaction to our stockholders and the terms do not exceed the lesser of cost or fair market value, as determined by an independent expert;

•	Keating Investments may not acquire assets from us unless approved by our stockholders in accordance with our charter;

•	We may not lease assets to Keating Investments unless we disclose the terms of the transaction to our stockholders and such terms are fair and reasonable to us;

•	We may not make any loans to Keating Investments except for the advancement of funds as permitted by our charter;

•	We may not acquire assets in exchange for our stock;

•
We may not pay a commission or fee, either directly or indirectly to Keating Investments, except as otherwise permitted by our charter, in connection with the reinvestment of cash flows from operations and available reserves or from the proceeds of the resale, exchange or refinancing of our assets;

•	Keating Investments may not charge duplicate fees to us; and

•	Keating Investments may not provide financing to us with a term in excess of 12 months.

In addition, Keating Investments will be prohibited from receiving or accepting any rebate, give-up or similar arrangement that is prohibited under federal or state securities laws. Keating Investments will also be prohibited from participating in any reciprocal business arrangement that would circumvent provisions of federal or state securities laws governing conflicts of interest or investment restrictions. Finally, Keating Investments will be prohibited from entering into any agreement, arrangement or understanding that would circumvent restrictions against dealing with affiliates or promoters under applicable federal or state securities laws.  In accordance with the 1940 Act, we intend to seek stockholder approval of the Proposed Investment Advisory and Administrative Services Agreement prior to its implementation.  We cannot assure you when or if the Proposed Investment Advisory and Administrative Services Agreement will be approved.

Organization of the investment adviser.   Keating Investments is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Timothy J. Keating is the majority owner and managing member of Keating Investments.  Messrs. Keating, Mankekar and Rogers are Keating Investments’ senior investment professionals and the members of its Investment Committee and manage our day-to-day operations and provide the services under the Investment Advisory and Administrative Services Agreement. Although not currently contemplated, Keating Investments may in the future provide similar investment advisory services to other entities in addition to us.  In the event that Keating Investments provides investment advisory services to other entities, Keating Investments intends to allocate investment opportunities in a fair and equitable manner pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us.  The principal address of Keating Investments is 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111.

License Agreement

On July 28, 2008, we entered into a license agreement (“License Agreement”) with Keating Investments pursuant to which Keating Investments granted us a non-exclusive license to use the name “Keating.” Under the License Agreement, we will have a right to use the Keating name and logo, for so long as Keating Investments or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Keating” name or logo. The License Agreement will remain in effect for so long as the Investment Advisory and Administrative Services Agreement with our investment adviser is in effect.

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), reverse merger and special purpose acquisition company (“SPACs”) sponsors, investment bankers that underwrite initial public offerings, hedge funds that invest in PIPEs, traditional financial services companies such as commercial banks, and other sources of financing.  Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a business development company. We believe we compete with these entities primarily on the basis of our willingness to make smaller, non-controlling investments, our public markets approach, the experience and contacts of our investment professionals within our targeted industries, our responsive and efficient investment analysis and decision-making processes, and the investment terms that we offer. We do not seek to compete primarily on the deal terms we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We will operate in a highly competitive market for investment opportunities.”

Employees

Currently, we do not have any employees.  The management of our investment portfolio will be the responsibility of our investment adviser, Keating Investments, and its Investment Committee, which currently consists of Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, and Kyle L. Rogers, our Chief Operating Officer and Secretary.  Keating Investments’ Investment Committee must unanimously approve each new investment that we make. The members of the Investment Committee will not be employed by us, and will receive no compensation from us in connection with their portfolio management activities. However, Messrs. Keating, Mankekar and Rogers, through their financial interests in, or management positions with, Keating Investments, will be entitled to a portion of any investment advisory fees paid by us to Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement.

Material U.S. Federal Income Tax Considerations

We intend to elect to be treated as a regulated investment company, or “RIC” under Subchapter M of the Internal Revenue Code of 1980, as amended (the “Code”), as soon as we are able to qualify for such election. However, such an election and qualification requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements. The source of income requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.”

As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or realized capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, in order to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Conversion to RIC Status.  As of the filing date of this annual report on Form 10-K, we believe we will be able to qualify, and intend to elect to be treated, as a RIC beginning with our 2009 taxable year.  Prior to our 2009 taxable year, we were taxable as a regular corporation under Subchapter C of the Code (a “C corporation”).  We anticipate that, on the effective date of our RIC election, we may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  We may or may not make this election.  Any such corporate level tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction).  The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period and the actual amount of net built-in gain or loss present in those assets as of the effective date of our election to be treated as a RIC and effective tax rates. Recognized built-in gains that are ordinary in character and the excess of short-term capital gains over long-term capital losses will be included in our investment company taxable income, and generally we must distribute annually at least 90% of any such amounts (net of corporate taxes we pay on those gains) in order to be eligible for RIC tax treatment.  Any such amount distributed likely will be taxable to stockholders as ordinary income.  Built-in gains (net of taxes) that are recognized within the 10-year period and that are long-term capital gains likely will also be distributed (or deemed distributed) annually to our stockholders.  Any such amount distributed (or deemed distributed) likely will be taxable to stockholders as capital gains.

One requirement to qualify as a RIC is that, by the end of our first taxable year as a RIC, we must eliminate the earnings and profits accumulated while we were taxable as a C corporation. We intend to accomplish this by paying to our stockholders in the first quarter of the tax year for which we make a RIC election a cash dividend representing all of our accumulated earnings and profits (if any) for the period from our inception through the end of the prior tax year. The actual amount of that dividend (if any) will be based on a number of factors, including our results of operations through the end of the prior.  The dividend, if any, of our accumulated earnings and profits will be taxable to stockholders as ordinary income.  Any such dividend will be in addition to the dividends we intend to pay (or be deemed to have distributed) during our first taxable year as a RIC.

Taxation as a Regulated Investment Company.  For any taxable year in which we:

•      qualify as a RIC; and

•      satisfy the Annual Distribution Requirement;

we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain ( i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to stockholders with respect to that year.  We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

Although we currently intend to distribute realized net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our net capital gains, but to designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year, and (iii) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of (i) cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer, or (ii) interests in one or more “qualified publicly traded partnerships”; and

•
no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”).  However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by: (i) the illiquid nature of our portfolio, or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Any transactions in options, futures contracts, hedging transactions, and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to stockholders.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Following the effective date of our election to be treated as a RIC, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated and, as explained above, a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders. Except as otherwise provided, the remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

 Failure to qualify as a Regulated Investment Company.  If, subsequent to our qualification for, and election as, a RIC, we were unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2010) would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Regulation as a Business Development Company

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company without the approval of a “majority of our outstanding voting securities,” within the meaning of the 1940 Act.

Qualifying assets.  Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to here as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets (the “70% test”). The principal categories of qualifying assets relevant to our business are any of the following:

(i) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An Eligible Portfolio Company is defined in the 1940 Act as any issuer which:

(a) is organized under the laws of, and has its principal place of business in, the United States;

(b) is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:

(1) does not have any class of securities listed on a national securities exchange;

(2) is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(3) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

(4) effective beginning July 21, 2008, has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million during the 60 days prior to acquisition by the business development company.

(ii) Securities of any Eligible Portfolio Company which we control.

(iii) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(iv) Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the Eligible Portfolio Company.

(v) Securities received in exchange for or distributed on or with respect to securities described in (i) through (iv) above, or pursuant to the exercise of warrants or rights relating to such securities.

(vi) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (i), (ii) or (iii) above.

Managerial assistance to portfolio companies.  In general, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if requested to, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Senior securities.  We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Except for temporary or emergency borrowings in amounts not exceeding 5% of the value of our total assets, it is unlikely that we will borrow funds in the foreseeable future to finance the purchase of our investment in portfolio companies.  However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser will be borne by our common stockholders.

Proxy voting policies and procedures.  We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by our investment adviser’s senior investment professionals. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he is aware of and any contact that he has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Keating Capital, Inc. 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111.

Temporary investments.  Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less.

Code of ethics.  We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, DC. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the SEC’s website at www.sec.gov.  You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  You may also obtain a copy of the code of ethics on our website at www.keatingcapital.com.

Compliance policies and procedures. We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Brett W. Green will serve as our Chief Compliance Officer.

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, once such Rule becomes effective, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm;

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•
pursuant to Section 404 of the Sarbanes-Oxley Act, our Form 10-K for the fiscal year ending December 31, 2009 will contain a report from our management on internal controls over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management's assessment of our effectiveness of our internal control over financial reporting, and an attestation report on the effectiveness of our internal control over financial reporting issued by our independent registered public accounting firm.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder.  We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Privacy principles.  We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other.  We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We expect to be periodically be examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Available Information

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.

You may also obtain a copy of these reports, proxy and information statements and other information on our website at www.keatingcapital.com. We make available free of charge on our website these reports, proxy and information statements and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A.	Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a recently-formed company with no operating history and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective .

We were initially formed in May 2008. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless. Although we anticipate that it may take twelve to twenty-four months to invest substantially all of the net proceeds of our initial private placement in our targeted investments, because of our relatively small size and lack of operating history, we may be unable to identify and fund investments that meet our criteria.

Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.  Further, the management fee payable to our investment adviser, Keating Investments, will not be reduced while our assets are invested in such temporary investments.

We are dependent upon key management personnel of Keating Investments, our investment adviser, for our future success, particularly Timothy J. Keating, Ranjit P. Mankekar and Kyle L. Rogers. If we lose any member of Keating Investments’ senior management team, our ability to implement our business strategy could be significantly harmed.

We depend on the experience, diligence, skill and network of business contacts of our investment adviser’s senior investment professionals. The senior investment professionals, together with other investment professionals that Keating Investments currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Keating Investments’ senior investment professionals, Timothy J. Keating, who is also our President, Chief Executive Officer and  Chairman of our Board of Directors, Ranjit P. Mankekar, who is also our Chief Financial Officer, Treasurer and a member of our Board of Directors, and Kyle L. Rogers, who is also our Chief Operating Officer and Secretary.  The departure of any of these senior investment professionals could have a material adverse effect on our ability to achieve our investment objective. While our investment adviser’s senior investment professionals expect to devote a majority of their business time to our operations, none of Messrs. Keating, Mankekar and Rogers are subject to an employment contract.

Our investment adviser and its management have no prior experience managing a business development company.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. These constraints may hinder our investment adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. In addition, the senior investment professionals of Keating Investments have no prior experience managing a business development company, and the investment philosophy and techniques used by Keating Investments may differ from those private investments in smaller public companies with which Keating Investments’ senior investment professionals have experience. Accordingly, we can offer no assurance that we will replicate the historical performance of other companies with which Keating Investments’ senior investment professionals have been affiliated, and we caution you that our investment returns could be substantially lower than the returns achieved by such other companies.

Our business model depends upon the development and maintenance of strong referral relationships with investment banking firms, professional services firms and private equity and venture capital funds.

If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities and therefore such relationships may not lead to the origination of portfolio company investments.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks  and may result in dilution to our current stockholders.

Although we do not presently anticipate issuing debt to finance our investments, we may in the future issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

Upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly increase our costs of doing business and correspondingly decrease our operating flexibility.

Our ability to grow will depend on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

In the event we borrow money, which we currently do not intend to do, the potential for gain or loss on amounts invested would be magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities.  Although we do not presently intend to do so, we may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common shareholders and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Keating Investments, will be payable based on our gross assets, including those assets acquired through the use of leverage, Keating Investments will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Keating Investments.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.  Any borrowings by us will require the approval of our Board.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that would hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Although Keating Investments has been an investment adviser registered under the Advisors Act since 2001, it has no experience in managing a business development company.  Further, as discussed above, we are a recently organized company with no operating history. As such, we and our investment adviser are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment adviser’s ability to identify, analyze, invest in and finance companies that meet our investment criteria.

Although we anticipate that it may take twelve to twenty-four months to invest substantially all of the net proceeds of our initial private placement in our targeted investments, because of our relatively small size and lack of operating history, we may be unable to identify and fund investments that meet our criteria.  Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies.

Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s proper structuring and implementation of the investment process, its ability to identify and evaluate companies that meet our investment criteria, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. The senior investment professionals of Keating Investments have substantial responsibilities under the Investment Advisory and Administrative Services Agreement. These demands on their time may distract them or slow the rate of investment. In order to grow, we and our investment adviser may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), reverse merger and SPACs sponsors, investment bankers which underwrite initial public offerings, hedge funds that invest in private investments in public equity (“PIPE”), traditional financial services companies such as commercial banks, and other sources of financing.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we intend to invest. As a result, we will value these securities quarterly at fair value as determined in good faith by our Board of Directors.

Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

Even in the event the value of your investment declines, the base management fee and, in certain circumstances, the incentive fee will still be payable.

The base annual management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee is payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, the incentive fee payable to our investment adviser is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe our investment adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years.

We will remain subject to corporate-level income tax if we are unable to qualify as a regulated investment company under Subchapter M of the Code.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code effective as of January 1, 2009 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In the event we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in public companies whose securities may not trade actively in the secondary markets, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.

In addition, since we expect to have an average holding period for our portfolio company investments of two to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, the micro-cap companies in which we intend to invest are generally more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods, including the current economic environment.  Any such defaults could substantially reduce our net investment income available for distribution in the form of dividends to our shareholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. For example, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term.   Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Our quarterly and annual operating results will be subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including the interest rates and dividend rates payable on our debt securities and preferred stock investments, respectively, the default rate on any such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.  In addition, the currently prevailing negative economic conditions may cause such default rates to be greater than they otherwise would be during a period of economic growth.

Our quarterly dividends are subject to substantial fluctuation due to our focus on capital appreciation from equity investments as opposed to a more steady current income stream from interest-bearing debt investments.

We intend to invest principally in equity securities, including convertible preferred securities, and debt securities convertible into equity securities, of primarily micro-cap companies. Our primary emphasis will be to generate capital gains through our equity investments in such micro-cap companies, which we expect to become public reporting companies with their securities typically being initially quoted on the OTC Bulletin Board.  We do not expect the securities in our publicly traded portfolio companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a Nasdaq Capital Market listing, which may not occur until twelve to eighteen months after our follow-on investment is made, if at all.  However, there can be no assurance that our portfolio companies will obtain either an OTC Bulletin Board or Nasdaq Capital Market listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies.

Even if our portfolio companies are successful in becoming publicly traded companies, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as public reporting companies.  In such case, there may be little or no demand for the securities of our portfolio companies in the public markets, we may have difficulty disposing of our investments, and the value of our investments may decline substantially.

Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of two to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and any that may be retained in the future, and the future members of our investment adviser, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our investment adviser or its affiliates that may be formed in the future. Accordingly, if this occurs, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

In the course of our investing activities, we will pay investment advisory and incentive fees to Keating Investments, as our investment adviser, and will reimburse Keating Investments for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the senior investment professionals of Keating Investments have interests that differ from those of our stockholders, giving rise to a conflict.

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar and Rogers, and the other investment professionals currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objective similar to ours. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.

In connection with the consummation of our initial private placement, we entered into a license agreement with our investment adviser, pursuant to which our investment adviser will grant us a non-exclusive license to use the name “Keating.” Under the license agreement, we will have the right to use the “Keating” name and logo for so long as Keating Investments or one of its affiliates remains our investment adviser. In addition, we will pay Keating Investments, our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the administration agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. These arrangements may create conflicts of interest that our Board of Directors must monitor.

Our Board of Directors may be authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law, our Board of Directors is permitted to reclassify any authorized but unissued shares of common stock into one or more classes of preferred stock. If the Board of Directors undertakes such a reclassification, it is required to file Articles of Incorporation Supplementary, which include, among other things, a description of the stock and a statement that the stock has been reclassified by the Board of Directors under authority contained in the charter. The Board of Directors is not required to make a specific finding prior to approving a reclassification, though we would generally expect the Board of Directors to determine, at a minimum, that any reclassification was in our best interests. In the event that our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation, which would reduce the amount distributable to our common stockholders. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These events, among others, could have an adverse effect on your investment in our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, these events may adversely affect our business and impact our ability to make distributions.

Keating Investments and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

Keating Investments and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and Keating Investments to earn increased asset management fees.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies will be subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business.

Changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. If legislation is enacted, new rules are adopted, or existing rules are materially amended, we may change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this annual report and may result in our investment focus shifting.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and provisions of our charter authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our investment adviser can resign on 60  days’ notice, or 120 days’ notice if the Proposed Amended and Restated Investment Advisory and Administrative Services Agreement is adopted, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the current Investment Advisory and Administrative Services Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. Even if the Proposed Amended and Restated Investment Advisory Agreement is approved by our stockholders and adopted, our investment adviser will still retain the right thereunder to resign at any time upon not less than 120 days’ written notice.  If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within the applicable notice period, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

To the extent that we do not realize income or choose not to retain after-tax realized capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

As a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments or to pay operating expenses. If we fail to generate net realized capital gains or to obtain additional funds, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. There is no assurance that we will be able to sell our investments and thereby fund our operating expenses.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Keating Investments without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from any sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

We will incur significant costs as a result of being a public company.

As a public company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. We believe that complying with these rules and regulations will make some activities time-consuming and costly and may divert significant attention of our investment adviser’s Senior Investment Professionals from implementing our investment objective to these and related matters.

The amount of any distributions we may make is uncertain. Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our initial private placement. Therefore, portions of the distributions that we make may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10 million in capital from investors not affiliated with us or Keating Investments. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our initial private placement or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our initial private placement or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies.

Risks Related to Our Portfolio Company Investments

The current economic recession will likely have a material adverse impact on the micro-cap companies we intend to target, which will significantly reduce the number of potential portfolio companies that fit our investment criteria.

During the last half of 2008, the state of the economy in the U.S. and abroad continued to deteriorate to what we believe is a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the Nasdaq Composite, declining by over 38% during 2008. These events have significantly constrained the availability of debt and equity capital for the market as a whole. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses.

The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we will likely experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, our debt and equity investments in portfolio companies could be impaired to the extent such portfolio companies experience financial difficulties arising out of the current economic environment.  Our inability to locate attractive investment opportunities, or the impairment of our portfolio investments as a result of economic conditions, could have a material adverse effect on our financial condition and results of operations.

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and we believe that the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow and negatively impact our operating results.

Our equity and debt investments in the companies that we are targeting may be extremely risky and we could lose all or part of our investments.

The convertible unsecured or subordinated debt that we will invest in as a part of our initial investments will not be rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s), which investments are commonly referred to as “junk.” Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal and is, therefore, commonly subject to additional risks.

We expect our follow-on investments to consist primarily of equity securities, including preferred securities convertible into common stock.  We also expect to receive warrants as part of our initial debt and follow on equity investments.  These debt and equity investments will entail additional risks that could adversely affect our investment returns.

In addition, investment in the micro-cap companies that we are targeting involves a number of significant risks, including:

•	they may have limited financial resources and may be unable to meet their obligations, which may lead to bankruptcy or liquidation and the loss of our investment;

•
they typically have limited operating histories, narrower, less established product lines or offerings and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, operational risks and consumer sentiment in respect of their products or services, as well as general economic downturns;

•
at the time of our investment, since they are primarily privately owned, there is generally little publicly available information about these businesses; therefore, although Keating Investments’ investment professionals and agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
since part of our investment process requires that these companies become publicly traded companies, they will need resources, processes, procedures and systems to satisfy the additional regulatory burdens, they will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, and they may not be able to attract retail and institutional investor interest in the secondary market, all of which may have a material adverse impact on our portfolio companies and, in turn, on us.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under any debt securities that we hold and render our equity investments in that portfolio company worthless. In addition, a substantial portion of our investments will be in the form of equity, which will generally rank below any debt issued by our portfolio companies.

Even if our portfolio companies are successful in becoming publicly traded companies, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as public reporting companies.  In such case, there may be little or no demand for the securities of our portfolio companies in the public markets, we may have difficulty disposing of our investments, and the value of our investments may decline substantially.

Our incentive fee may induce Keating Investments, our investment adviser, to make speculative investments.

The incentive fee payable by us to Keating Investments may create an incentive for Keating Investments to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. As our investment strategy is based primarily on equity investing and as Keating Investments’ incentive fee is based upon the capital gains realized on our investments, the investment adviser will invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments will usually prohibit the portfolio companies from paying interest or dividends on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company will typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We may not realize any income or gains from our equity investments.

We intend to invest a substantial portion of our portfolio in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of our portfolio companies. We also expect to receive warrants as part of our initial debt and follow-on investments. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives.  We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since the securities of our portfolio companies may have restrictions on their transfer or may not have an active trading market.

Equity investments also have experienced significantly more volatility in their returns and may under perform relative to fixed-income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Since we intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily micro-cap companies, our primary emphasis will be to generate capital gains through our equity investments in portfolio companies.  Accordingly, although we expect to receive current income in the form of interest payments on our convertible debt investments and dividend payments on our convertible preferred equity investments, a substantial portion of the dividends we may pay to our stockholders will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict.  We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.

While our investments will typically be made in private companies, we expect that these companies will become public reporting companies with their common stock being typically initially quoted on the OTC Bulletin Board.  We do not expect the preferred equity of our portfolio companies to be listed or quoted on an exchange or quotation system. We also do not expect the common stock in our publicly traded portfolio companies to initially have a large number of freely tradable shares available for sale or an active secondary trading market and, as such, the common stock will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a Nasdaq Capital Market listing which may not occur until twelve to eighteen months after our follow-on investment is made, if at all.  Our convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a Nasdaq Capital Market listing for their common stock.  However, there can be no assurance that our portfolio companies will obtain either an OTC Bulletin Board or Nasdaq Capital Market listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if the business or market position of these companies deteriorates.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be focused in relatively few portfolio companies or market segments. As a result, a market downturn affecting one of our portfolio companies or one of these market segments could materially adversely affect us.

We expect to concentrate our investments in micro-cap companies, which are subject to many risks, including periodic downturns.

We expect to concentrate our investments in what we believe are “public ready” micro-cap companies. Under negative economic conditions, this could cause our investment performance to be worse than business development companies with no such concentration. We may avoid purchasing certain securities in certain micro-cap companies when it is otherwise advantageous to purchase those securities or may sell certain securities of micro-cap companies when it is otherwise advantageous to hold those securities. In general, our focus on micro-cap companies may affect our exposure to certain market segments, which may affect our financial performance — positively or negatively — depending on whether these segments are in or out of favor.

The revenues, income (or losses) and valuations of micro-cap companies, can and often do fluctuate suddenly and dramatically. There is no assurance that decreases in market capitalizations will not occur, or that any decreases in valuations will be insubstantial or temporary in nature. Also, our portfolio companies may face considerably more risk of loss and may not have the same returns as companies in other industry sectors due to their growth nature.

Even if our portfolio companies are successful in becoming publicly-traded companies, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as public reporting companies.  In such case, there may be little or no demand for the securities of our portfolio companies in the public markets, we may have difficulty disposing of our investments, and the value of our investments may decline substantially.

The value of our portfolio securities may not have a readily available market price and, in such case, we will value these securities at fair value as determined in good faith by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The value of our portfolio securities may not have readily available market prices.  In such cases, we will value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, investment professionals from our investment adviser will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Board of Directors will also utilize the services of a third-party valuation firm, which will review valuations for each of our portfolio investments for which no market quotations are readily available. The participation of Keating Investments in our valuation process could result in a conflict of interest as Keating Investments’ management fee is based, in part, on our gross assets. However, the Board of Directors will retain ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently subjective and may be based on estimates, assumptions and forecasts, our determinations of fair value may differ materially from the values that would be determined if a readily available market price for these securities existed.  In addition, the valuation of these types of securities may result in substantial write-downs and excessive earnings volatility.

Even if the equity securities of our public portfolio companies may be sold in the public markets, we expect these securities will initially be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business, and will delay distributions of gains, if any.

While our investments will typically be made in private companies, we expect that, as part of our investment process, these companies will become public reporting companies with their common stock typically being initially quoted on the OTC Bulletin Board.  We do not expect the preferred equity of our portfolio companies to be listed or quoted on an exchange or quotation system. We do not expect the common stock in our public portfolio companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a Nasdaq Capital Market listing, which we do not expect to occur until twelve to eighteen months after our investment is made, if at all.  Our convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a Nasdaq Capital Market listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either an OTC Bulletin Board or Nasdaq Capital Market listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies.

We expect substantially all of the common stock we purchase in a portfolio company will be “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”).  As restricted securities, these shares may be resold only pursuant to an effective registration statement under the Securities Act or pursuant to the requirements of Rule 144 or other applicable exemption from registration under the Securities Act, and in accordance with any applicable state securities laws.

Typically, we will seek to obtain registration rights in connection with our purchase of equity investments in a portfolio company.  As such, the portfolio company will generally be required to file a resale registration statement under the Securities Act to register for resale the shares of common stock we acquire.  Notwithstanding such registration rights, we will be largely unable to control the timing of completion of any such registration process given external factors beyond our control. Even if a resale registration statement is declared effective, there can be no assurances that the occurrence of subsequent events may not preclude a portfolio company’s ability to maintain the effectiveness of such registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in PIPE transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has indicated its position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities by selling shareholders on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. We believe that the SEC in most cases would permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.

SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since our portfolio companies will have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit our portfolio companies to register for resale.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that the liquidity in the common stock of our portfolio companies may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow our portfolio company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires our portfolio company to file a primary registration statement.

In the event our portfolio companies are unable to register their common stock for resale under the Securities Act, we may be able to resell our common stock investments pursuant to an exemption from the registration requirements under the Securities Act if we meet the conditions of Rule 144. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a reporting company beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months.  However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months the number of shares sold that does not exceed 1.0% of a company's outstanding common stock.

In some cases, we may be deemed an affiliate of our portfolio companies based on our level of stock ownership or our ability to influence control over our portfolio company.  As such, in the absence of an effective registration statement for our shares, we may be limited in the number of shares we may be able to sell in any three months period under Rule 144.  This illiquidity may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received by us in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to a registration statement, may have a depressive effect upon the price of the common stock of our portfolio companies in any market that may develop.

Our failure to make additional investments in our portfolio companies could impair the value of our portfolio.

Following our initial and follow-on investments in a portfolio company, we may have opportunities to make additional subsequent investments in that portfolio company. We may elect not to make such additional subsequent investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any additional subsequent investments, subject to the availability of capital resources. The failure to make additional subsequent investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our prior investments, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired additional subsequent investment, we may elect not to make that investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to obtain or maintain our RIC tax status.  If our portfolio companies are not able to generate sufficient cash flow from operations, they may lack sufficient capital to continue to grow their businesses, or they may not be able to continue their operations at all.  If our portfolio companies lack sufficient capital before they are able to obtain a Nasdaq Capital Market listing, there may be few, if any, options available to them to raise additional capital.

Because we likely will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.

Our equity investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in.  As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We may be subject to certain risks associated with foreign investments.

In order to seek to enhance our overall return, we may selectively invest in companies that have operations or are domiciled outside the U.S., although we presently expect such investments to constitute no more than 10% of our total investment portfolio on a cost basis. Certain risks are inherent in foreign operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the U.S.;

•	tax rates in certain foreign countries may exceed those in the U.S. and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate may have an adverse effect on our operations;

•	exposure to risks associated with changes in foreign exchange rates;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights; and

•	required compliance with a variety of foreign laws and regulations.

Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

The success of our foreign investments will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our operations or our business as a whole.

Investing in primarily micro-cap companies may present certain challenges to us, including the lack of available information about these companies.

In accordance with our investment strategy, we intend to make investments in primarily micro-cap private companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of the senior investment professionals and our investment adviser to obtain adequate information to evaluate the merits of investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Resources could be expended in researching and negotiating investments that may never be consummated, even if non-binding letters of intent or definitive agreements are reached, which could materially adversely affect subsequent attempts to make other investments.

It is anticipated that the investigation of each specific target company and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific investment, the costs incurred up to that point for the proposed portfolio investment likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific portfolio investment, up to and including the execution of a definitive agreement, we may fail to consummate the portfolio investment for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred.

Risks Related to An Investment in Our Common Stock

There is currently no public market for shares of our common stock, and we may be unable to obtain a listing of our shares on the Nasdaq Capital Market or the OTC Bulletin Board within our proposed timeframe. As a result, it may be difficult for you to sell your shares.

No public market exists for our shares.  While we presently intend to seek the listing of our shares of common stock on the Nasdaq Capital Market within the next 18 to 24 months, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on the Nasdaq Capital Market in the manner or within the timeframe we propose, if at all.  Specifically, we may fail to meet the applicable standards for listing on the Nasdaq Capital Market, as a result of insufficient assets, revenue, net income or record holders, among other things.  In the event we do not qualify for, or are unable to obtain, a listing on the Nasdaq Capital Market within our proposed timeframe, we will instead seek to have our shares quoted on the OTC Bulletin Board until such time as we are able to obtain a Nasdaq Capital Market listing for our shares.  Although we anticipate meeting the requirements to have our shares quoted on the OTC Bulletin Board within the next 18 to 24 months, we cannot assure you that we will be successful in obtaining such a listing within that timeframe, if at all.  Securities traded on the OTC Bulletin Board also generally have a less liquid market than those traded on the Nasdaq Capital Market or other national securities exchanges.  In addition, our Board of Directors retains the discretion to postpone a listing on either the Nasdaq Capital Market or the OTC Bulletin Board if it determines such a listing is not in the best interests of Keating Capital and our stockholders, though we would expect such a postponement to occur only in the event of extraordinary market or economic turmoil.  As a result, an investor in our shares may have limited liquidity for a substantial period of time, and we cannot provide any assurance regarding when or if our shares will be accepted for listing or quotation on the Nasdaq Capital Market or the OTC Bulletin Board.  In addition, we can provide no assurance that, even if our shares are listed on the Nasdaq Capital Market or the OTC Bulletin Board, an active trading market for our shares will develop.

Our common stock price, if we become listed or quoted on a national securities exchange, may be volatile and may decrease substantially.

We cannot predict the prices at which our common stock will trade, if and when they become listed on the Nasdaq Capital Market or the OTC Bulletin Board.  Shares of closed-end management investment companies have in the past frequently traded at discounts to their net asset values and our stock may also be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

The trading price of our common stock, if we become listed on the Nasdaq Capital Market or the OTC Bulletin Board, may fluctuate substantially. The price of our common stock that will prevail in the market in the future will depend on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•
significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	increases or decreases, or expectations about increases or decreases, in our quarterly dividends;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Keating Investments’ key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price once a market for our stock is established, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Investor confidence and the value of our shares may be adversely impacted if we or our independent registered public accountants are unable to attest to the adequacy of the internal controls over our financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act.

The SEC, as directed by Section 404 of Sarbanes-Oxley Act, adopted rules requiring public companies, including us following our becoming a reporting company, to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of their internal controls over financial reporting. In addition, independent registered public accountants of these public companies must provide an attestation report on the effectiveness of our internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2009. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes otherwise, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may decline to attest to our management’s assessment or may issue a report that is qualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the value of our shares.

There is a risk that our stockholders may not receive consistent distributions or that our distributions may not grow over time.

Although our primary emphasis will be to generate capital gains through the common stock we expect to receive upon conversion of the convertible debt and convertible preferred securities issued to us in the initial and follow-on investments in our portfolio companies, we also expect to generate current income from the interest and preferred dividends on the debt and convertible preferred securities, respectively, prior to their conversion.  The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of two to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Our charter authorizes us to issue 200,000,000 shares of common stock. Pursuant to our charter, a majority of our entire Board of Directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. Our board may elect to sell additional shares in future public offerings or issue equity interests in private offerings. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado, where we occupy our office space pursuant to our Investment Advisory and Administration Agreement with Keating Investments. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for our common stock. Our common stock is not listed on any securities exchange or inter-dealer quotation system at the present time. We presently intend to seek a listing of our shares of common stock on the Nasdaq Capital Market within the next 18 to 24 months.  If we are unable to obtain such a listing on the Nasdaq Capital Market within our proposed timeframe, we will instead seek to have our shares of common stock quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” until such time as we are able to obtain a Nasdaq Capital Market listing for our shares.  However, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on the Nasdaq Capital Market or the OTC Bulletin Board in the manner or within the timeframe we propose, if at all.

Even if our common stock is approved for listing on the Nasdaq Capital Market or the OTC Bulletin Board, we are not certain that any trading market will develop or, if it develops, whether such trading market will be sustained.

Holders

As of March 5, 2009, there were 37 stockholders of record of our common stock.

Distributions

We have not paid any dividends or distributions since our inception.  Our Board of Directors will determine the payment of any distributions in the future.  We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10,000,000 in capital from investors not affiliated with us or Keating Investments.  We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.  Any dividends to our stockholders will be declared out of assets legally available for distribution.

Although our primary emphasis will be to generate capital gains through the common stock we expect to receive upon conversion of the convertible debt and convertible preferred securities issued to us in the initial and follow-on investments in our portfolio companies, we also expect to generate current income from the interest and preferred dividends on the debt and convertible preferred securities, respectively, prior to their conversion.

The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of two to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, although we currently intend to distribute realized net capital gains (net long-term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Beginning with our 2009 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Our current intention is to make any distributions in the form of additional shares of our common stock under a dividend reinvestment plan we expect to adopt, unless you elect to receive your dividends and/or long-term capital gains distributions in cash. See “Dividend Reinvestment Plan.” If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash if we adopt a dividend reinvestment plan. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the sales of our common stock in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of the sales of our common stock also could reduce the amount of capital we ultimately invest in interests of portfolio companies.  Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the sale of our common stock.

Recent Sales of Unregistered Securities

On May 14, 2008, our external investment adviser, Keating Investments purchased 100 shares of our common stock at a price of $10.00 per share as our initial capital.  The issuance of our common stock to Keating Investments was made in reliance upon certain exemptions from the registration requirements of the Securities Act including the exemptions under Section 4(2) thereof.  In connection with our stock issuance to Keating Investments, we did not pay any underwriting discounts or commissions.

In connection with our initial private placement which commenced June 16, 2008 and was completed on November 12, 2008, we sold 569,800 shares of our common stock at a price of $10.00 per share.  After the payment of commissions and other offering costs of approximately $454,566, we received net proceeds of approximately $5,243,434 in connection with our initial private placement.  In connection with the initial private placement, we paid Andrews Securities, LLC an aggregate of approximately $398,860 in commissions and $15,632 in expense reimbursements for acting as our exclusive placement agent under the initial private placement.

The issuance of our common stock under the initial private placement was made in reliance upon certain exemptions from the registration requirements of the Securities Act including, without limitation, the exemptions under Section 4(2) thereof, and Regulation D ("Regulation D") and Regulation S (“Regulation S”) thereunder.  Our common stock was sold only to investors who were “accredited investors,” as defined in Rule 501 promulgated under the Securities Act, except that certain common stock was sold under Regulation S outside the United States to certain non-U.S. persons who agreed to be subject to the same restrictions on transfer that would be applicable to them were they sold common stock pursuant to Regulation D. In addition, pursuant to the Advisers Act, the common stock was only sold to investors that were “qualified clients,” as defined in Rule 205-3(d) promulgated under the Advisers Act. Except as permitted by Regulation S with respect to offers and sales to non-U.S. persons, no general solicitation or advertising was used in connection with the sales of our common stock in the initial private placement.

None of the sales of securities described or referred to above was registered under the Securities Act.  As a result, a restrictive legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 6.	Selected Financial Data

The following selected financial data for the period from May 9, 2008 (inception) through December 31, 2008 is derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

May 9, 2008 though December 31, 2008
Total investment income	$14,005
Total operating expenses	$542,965
Net investment loss	$(528,960)
Per Share Data:
Net decrease in net assets resulting from net investment loss per share (basic and diluted)	$(1.93)
Net decrease in net assets resulting from operations (basic and diluted)	$(1.93)
Balance Sheet Data:
Total assets	$4,810,163
Total net assets	$4,715,474

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this annual report constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions.  The forward-looking statements contained in this annual report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this annual report or incorporated by reference herein. Other factors that could cause actual results to differ materially include:

•
an economic downturn, such as the one we are currently experiencing, could likely impair our portfolio companies’ abilities to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•
an economic downturn, such as the one we are currently experiencing, could disproportionately impact the public ready growth companies which we intend to target for investment, potentially causing us to suffer losses in our portfolio and experience diminished demand for capital from these companies;

•	an inability to access the equity markets could impair our investment activities.

We have based the forward-looking statements included in this annual report on information available to us at the time we filed this annual report with the SEC, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933.

Overview

We were incorporated on May 9, 2008 under the laws of the State of Maryland.  We have filed an election to be regulated as a business development company under the 1940 Act.

We intend to invest principally in equity securities, including convertible preferred securities and other debt securities convertible into equity securities, of primarily micro-cap companies. Our investment objective is to maximize total return.  In accordance with our investment objective, we intend to provide capital principally to U.S.-based private companies with an equity value of less than $250 million, which we refer to as “micro-cap” companies.  Our primary emphasis will be to generate capital gains through our equity investments in private micro-cap companies which we expect to become public reporting companies with their securities being initially quoted on the OTC Bulletin Board.  However, we anticipate that a significant portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation.  We do not expect the securities in our publicly traded portfolio companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active trading market develops.

We intend to utilize a three-step investment process focused on an initial investment, consisting of convertible debt, going public preparation and a subsequent follow-on investment, consisting of common or convertible preferred stock or other equity, that will be contingent upon a portfolio company satisfying pre-established milestones towards the filing of a registration under the Securities Act or the Exchange Act.  Where appropriate, we may also negotiate to receive warrants, either as part of our initial or follow-on investments in our portfolio companies.

In accordance with our three-step investment process, we expect our investments will generally include common stock, convertible preferred stock and convertible debt, as well as warrants issued to us in connection with our investments.  Convertible debt instruments will likely be unsecured or subordinated debt securities. Our equity investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in.

We are externally managed by Keating Investments, an investment adviser registered under the Advisers Act.  As our investment adviser, Keating Investments will be responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments will also provide us with the administrative services necessary for us to operate.

As a business development company, we will be required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in Eligible Portfolio Companies.

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments.  Keating Investments was founded in 1997 and is an investment adviser registered under the Investment Advisers Act of 1940, as amended.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors,, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, and Kyle L. Rogers, our Chief Operating Officer and Secretary.  In addition, Keating Investments’ other investment professionals consist of three portfolio company originators, one analyst and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Business – Investment Advisory and Administrative Services Agreement.”

Revenues

We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our marketing efforts along with general and administrative expenses before we will earn any material revenue.

We previously raised a total of $5,698,000 in gross proceeds in a private placement that began on June 16 and ended on November 12, 2008.  Management of Keating Investments contributed 16.7% of that total.  Net of formation, private placement offering, legal and other operating expenses of approximately $1,122,000, we have approximately $4.58 million of capital currently available as of the date of this annual report.  We intend to generate limited revenue from interest earned from the temporary investment of the net proceeds from the private placement offering in U.S. government securities and other high-quality debt investments that mature in one year or less. For the period from May 9, 2008 (inception) through December 31, 2008, we earned interest and dividend income from money market investments of approximately $14,000.

We intend to invest principally in equity securities, including convertible preferred securities, and debt securities convertible into common stock, of primarily non-public U.S.-based public ready growth companies. Specifically, we intend to invest principally in convertible debt securities for our initial investment and equity securities, principally preferred securities convertible into common stock, for our follow-on investment.  We expect that the convertible debt securities will generally carry a market rate of interest, which interest will be payable monthly in cash.  We may, in certain instances, also require that all or a portion of the interest on the convertible debt securities be paid in advance from the proceeds thereof.  In the event that we do not receive advance payments of interest out of the proceeds of the convertible debt securities, there is no assurance that we will receive interest from our portfolio companies on a monthly basis.

We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee will compensate our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See “Investment Advisory and Administrative Services Agreement.” We will bear all other expenses of our operations and transactions, including, without limitation:

•	costs of calculating our net asset value, including the cost of any third-party valuation services;

•	costs of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	costs related to organization and offerings;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	any stock exchange listing fees;

•	applicable federal, state and local taxes;

•	independent directors’ fees and expenses;

•	excess brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, Sarbanes-Oxley Act, and applicable federal and state securities laws; and

•
all other expenses incurred by either Keating Investments or us in connection with administering our business, including payments under the Investment Advisory and Administrative Services Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staffs.

For the period from May 9, 2008 (inception) through December 31, 2008, we had operating expenses of $542,965, comprised of: (i) legal and other professional fees of $360,420 incurred in connection with our organization and the registration of our shares of common stock under the Exchange Act; (ii) directors’ fees of $53,189, (iii) base management fees of $11,990, and (iv) other general and administrative expenses of $117,366.

Financial Condition, Liquidity and Capital Resources

We generated cash of $5,243,434 from the net proceeds of the initial private placement which was completed on November 12, 2008.  We plan to invest the net proceeds of the initial private placement in portfolio companies in accordance with our investment objective and strategies described in this annual report. We anticipate that it will take us up to 12 to 24 months to invest substantially all of the proceeds of our initial private placement in accordance with our investment strategy, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. We cannot assure you we will achieve our targeted investment pace.

Pending such investments, we will invest the net proceeds primarily in cash, cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

We may also fund a portion of our investments through borrowings from banks and the issuance of senior securities, including before we have fully invested the proceeds of our initial private placement.  In the event we incur borrowings, we will incur interest costs.  However, we do not presently intend to borrow monies to fund our investments.

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments. As of the date of this annual report, we have made no investments in portfolio companies.

As of December 31, 2008, we had cash resources of approximately $4.78 million and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $83,000, and management fees payable to Keating Investments of approximately $12,000.

As of December 31, 2008, our cash resources included approximately $4.41 million invested in a Goldman Sachs Financial Square Treasury Instruments Fund (“GS Fund”), a money market mutual fund holding primarily short-term U.S. Treasury securities, which have been valued by us at the GS Fund’s net asset value as of December 31, 2008.  The remainder of our cash resources of approximately $368,000 is held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.   We currently have no investments in debt or equity securities of private or public companies.

As of December 31, 2008, we had net assets of $4,715,474 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $8.27.

Distribution Policy

We have not paid any dividends or distributions since our inception.  Our Board of Directors will determine the payment of any distributions in the future.  We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10,000,000 in capital from investors not affiliated with us or Keating Investments.  We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.  Any dividends to our stockholders will be declared out of assets legally available for distribution.

Although our primary emphasis will be to generate capital gains through the common stock we expect to receive upon conversion of the convertible debt and convertible preferred securities issued to us in the initial and follow-on investments in our portfolio companies, we also expect to generate current income from the interest and preferred dividends on the debt and convertible preferred securities, respectively, prior to their conversion.

The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of two to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our initial and follow-on investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, although we currently intend to distribute realized net capital gains, if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Material U.S. Federal Income Tax Considerations.” We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Beginning with our 2009 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

If and to the extent our shares become listed or quoted on an exchange, our current intention is to make any distributions in the form of additional shares of our common stock under a dividend reinvestment plan we expect to adopt at such time, unless you elect to receive your dividends and/or long-term capital gains distributions in cash. See “Dividend Reinvestment Plan.” If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash if we adopt a dividend reinvestment plan. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the sales of our common stock in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of the sales of our common stock also could reduce the amount of capital we ultimately invest in interests of portfolio companies.  Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the sale of our common stock.

Contractual Obligations

We have entered into a contract under which we have material future commitments, the Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments agrees to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We will pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components - a base management fee and an incentive fee. We will also reimburse Keating Investments for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staffs.  See “Investment Advisory and Administrative Services Agreement.”

Our current Investment Advisory and Administrative Services Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. If this agreement is terminated, our costs under a new agreement that we may enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Advisory and Administrative Services Agreement. Any new Investment Advisory and Administrative Services Agreement would also be subject to approval by our stockholders.

Current Economic Environment

During the last half of 2008, the state of the economy in the U.S. and abroad continued to deteriorate to what we believe is a recession, which could be long-term. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements.

Related Parties

We have a number of business relationships with affiliated or related parties.  We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the managing member and majority owner of Keating Investments.   Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, is also an executive officer of Keating Investments.  Kyle L. Rogers, our Chief Operating Officer and Secretary, is also an executive officer and member of Keating Investments.  We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive license to use the name “Keating Capital.” In addition, pursuant to the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments provides us with certain administrative services necessary to conduct our day-to-day operations.

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar and Rogers, and the additional administrative personnel currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objective similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.  See “Risk Factors - Risks Relating to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.”

We rely, in part, on Keating Investments to manage our day-to-day activities and to implement our investment strategy. Keating Investments plans, in the future, to be involved with activities which are unrelated to us. As a result of these activities, Keating Investments, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which may become involved. Keating Investments and its employees will devote only as much of its time to our business as Keating Investments and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, Keating Investments, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, Keating Investments believes that it has sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

As a BDC, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by Keating Investments, or any of its affiliates has an investment. We may also be limited in our ability to co-invest in a portfolio company with Keating Investments or one or more of its affiliates. Subject to obtaining exemptive relief from the SEC, we also intend to co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder.

In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, we pay Keating Investments our allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, which creates conflicts of interest that our Board of Directors must monitor.

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments. We will determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis.

We will determine the fair value of our debt investments by reference to the market in which we source and execute these debt investments. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that we would use in originating a debt investment in this market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in this market. In general, we consider enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. We also consider the specific covenants and provisions of each investment which may enable us to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are also analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than required for such a profile under current market conditions.

The fair value of our equity investments for which market quotations are not readily available will be determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values will generally be discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.  Equity investments for which market quotations are readily available will generally be valued at the most recently available closing market price.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we will analyze its historical and projected financial results, as well as the nature and value of collateral, if any. We will also use industry valuation benchmarks and public market comparables.  We will also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process. We will generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

The following is a description of the steps we will take each quarter to determine the value of our portfolio investments. Investments for which market quotations are readily available will be recorded in our financial statements at such market quotations. With respect to investments for which market quotations are not readily available, our Board of Directors will undertake a multi-step valuation process each quarter, as described below:

•
our quarterly valuation process begins with each portfolio company or investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

•	preliminary valuation conclusions will then be documented and discussed with Keating Investments’ senior investment professionals;

•	a nationally recognized third-party valuation firm engaged by our Board of Directors will review these preliminary valuations;

•
our Valuation Committee will review the preliminary valuations and our investment adviser and nationally recognized third-party valuation firm will respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

•
our Board of Directors will discuss valuations and will determine, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, a nationally recognized third-party valuation firm, and our Valuation Committee.

Determination of fair values involves subjective judgments and estimates. Accordingly, this critical accounting policy expresses the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Revenue Recognition. We calculate gains or losses on the sale of investments by using the specific identification method. We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent such amounts are expected to be collected.

Origination, closing and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, we record any prepayment penalties and unamortized loan origination, closing and commitment fees part of interest income.

We may enter into forward exchange contracts in order to economically hedge against foreign currency risk. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled.

We place loans on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. We may recognize as income or apply to principal, interest payments received on non-accrual loans, depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other Income. Other income includes closing fees, or origination fees, associated with equity investments in portfolio companies. Such fees are normally paid at closing of our investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. We offer and provide managerial assistance to our portfolio companies in connection with our investments and may receive fees for our services. These fees are typically included in other income.

Federal Income Taxes. Beginning with our 2009 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.  We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk

To date, our efforts have been limited primarily to organizational activities and activities relating to our initial private placement, as well as our evaluation of prospective portfolio investments. As a significant portion of the proceeds from our initial private placement have been invested in short term investments, pending subsequent investment in suitable micro-cap companies in accordance with our investment objective, our only current market risk exposure relates to fluctuations in interest rates.

As of December 31, 2008, approximately $4.41 million was invested in the GS Fund, a money market mutual fund holding primarily short-term U.S. Treasury securities. As of December 31, 2008, the effective annualized interest rate payable on our investment in the GS Fund was approximately 0.29%, net of fees and other expenses. Assuming no other changes to our holdings as of December 31, 2008, a 1% change in the underlying interest rate payable on our GS Fund investment as of December 31, 2008 would not have a material effect on the amount of interest income earned from our GS Fund investment for the following 90-day period.

We have not engaged in any hedging activities since our inception on May 9, 2008. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.                      Financial Statements and Supplementary Data

Keating Capital, Inc.
Index to Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Keating Capital, Inc.

We have audited the accompanying statement of assets and liabilities of Keating Capital, Inc. (the “Company”), including the schedule of investments, as of December 31, 2008, and the related statements of operations, cash flows, changes in net assets, and financial highlights for the period from May 9, 2008 (inception) through December 31, 2008. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2008, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Keating Capital, Inc. as of December 31, 2008, and the results of its operations, its cash flows, the changes in its net assets, and the financial highlights for the period from May 9 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado
February 5, 2009

Keating Capital, Inc.
Statement of Assets and Liabilities

December 31,
2008

Assets
Investments in money market funds	$4,411,127
Cash and cash equivalents	367,588
Prepaid expenses and other assets	31,448

Total Assets	4,810,163

Liabilities
Base management fees payable to Investment Adviser	11,990
Administrative fees payable to Investment Adviser	28,041
Reimbursable expenses payable to Investment Adviser	13,875
Accounts payable	35,783
Accrued expenses	5,000

Total Liabilities	94,689

Net Assets	$4,715,474

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
569,900 shares issued and outstanding	$570
Additional paid-in capital	5,243,864
Accumulated net investment loss	(528,960)

Net Assets	$4,715,474

Common Shares Outstanding	569,900

Net Asset Value Per Outstanding Common Share	$8.27

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statement of Operations

Cumulative Period
from May 9, 2008
(Inception) to
December 31, 2008

Investment Income
Interest and dividend income from money market investments	$14,005

Total Investment Income	14,005

Operating Expenses
Base management fees	11,990
Administrative fees	28,041
Legal and professional fees	360,420
Directors' fees	53,189
Other general and administrative expenses	89,325

Total Operating Expenses	542,965

Net Investment Loss	(528,960)

Net Decrease in Net Assets Resulting from Operations	$(528,960)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(1.79)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	294,824

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statement of Changes in Net Assets

Cumulative Period
from May 9, 2008
(Inception) to
December 31, 2008

Net investment loss	$(528,960)

Net Decrease in Net Assets Resulting from Operations	(528,960)

Issuance of common stock in private offering (569,900 shares at $10 per share)	5,699,000
Offering expenses associated with the issuance of common stock	(454,566)

Increase in Net Assets Resulting From Capital Stock Transactions	5,244,434

Net Increase in Net Assets	4,715,474

Net assets at beginning of period	-

Net Assets at End of Period	$4,715,474

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statement of Cash Flows

Cumulative Period
from May 9, 2008
(Inception) to
December 31, 2008

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(528,960)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(31,448)
Increase in base management fees payable to Investment Adviser	11,990
Increase in administrative fees payable to Investment Adviser	28,041
Increase in reimbursable expenses payable to Investment Adviser	13,875
Increase in accounts payable	35,783
Increase in accrued expenses	5,000

Net cash used in operating activities	(465,719)

Cash Flows From Investing Activities
Purchase of money market funds	(4,411,127)

Net cash used in investing activities	(4,411,127)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	5,699,000
Offering expenses associated with the issuance of common stock	(454,566)

Net cash provided by financing activities	5,244,434

Net increase in cash and cash equivalents	367,588

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$367,588

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2008

				% of
	Shares	Cost	Fair Value	Net Assets

Money Market Funds
Goldman Sachs Financial Square
Treasury Instruments Fund (1)	4,411,127	$4,411,127	$4,411,127	93.55%

Total Investments		$4,411,127	$4,411,127	93.55%

(1)	Fair value reflects redemption value as of December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights

Cumulative Period
from May 9, 2008
(Inception) to
December 31, 2008

Per Common Share Data (1):
Net asset value, beginning of period	$-

Loss from investment operations:
Net investment loss	(0.93)

Total decrease from investment operations	(0.93)

Capital stock transactions:
Issuance of common stock in private offering	10.00
Offering expenses associated with the issuance of common stock	(0.80)

Total increase from capital stock transactions	9.20

Net asset value, end of period	$8.27

Common shares outstanding, end of period	569,900

Supplemental Data and Ratios:
Net assets, end of period	$4,715,474
Average net assets during period	$2,357,737
Annualized ratio of operating expenses to average net assets	35.62%
Annualized ratio of net investment loss to average net assets	34.70%

(1)	Financial highlights are based on total shares outstanding at end of period.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Notes to Financial Statements
December 31, 2008

1.	Organization

References herein to “we”, “us” or “our” refer to Keating Capital, Inc. unless the context specifically requires otherwise.

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is recently organized, externally managed, closed-end management investment company that has filed an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code beginning with our 2009 taxable year.  For our 2008 taxable year, we will be taxable as a regular corporation under Subchapter C of the Internal Revenue Code.

Since we only recently commenced operations, we have limited financial information and the accompanying financial statements cover the period from inception (May 9, 2008) through December 31, 2008.

We intend to invest principally in equity securities and, to a lesser extent, debt securities of primarily non-public U.S. based micro-cap companies.  We intend to utilize a three-step investment process focused on 1) an initial investment consisting of convertible debt or convertible preferred stock, 2) a going-public preparation process, and 3) a subsequent follow-on investment consisting of convertible preferred stock or other equity that will be contingent upon a portfolio company satisfying pre-established milestones towards the filing of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).

Keating Investments, LLC (“Keating Investments” or the “Investment Adviser”) serves as our external investment adviser and also provides us with administrative services necessary for us to operate.  In this capacity, Keating Investments is primarily responsible for the selection, evaluation, structure, valuation, and administration of our investment portfolio, subject to the supervision of our Board of Directors.  Keating Investments is a Registered Investment Adviser under the Investment Advisers Act of 1940, as amended.

2.	Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the portfolio companies we choose to invest in and any other parameters used in determining these estimates could cause actual results to differ.  We consider our significant estimates to include the fair value of investments in money market instruments.

Valuation of Investments
The 1940 Act requires periodic valuation of each investment in our portfolio to determine its net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.  We are required to specifically value each individual investment on a quarterly basis.

Short-Term Investments
Short-term investments that mature in 90 days or less are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase.

Investments in money market mutual funds are classified as short-term investments separate from cash and cash equivalents and are valued at their net asset value or redemption value as of the close of business on the day of valuation.

Debt Investments
We determine the fair value of debt investments by reference to the market in which such debt investments were sourced and executed. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that we would use in originating a debt investment in such a market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in such a market.

In general, we consider enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. We also consider the specific covenants and provisions of each investment which may enable us to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than anticipated for such a profile under current market conditions.

Equity Investments
Equity investments for which market quotations are readily available will generally be valued at the most recently available closing market prices.

The fair value of our equity investments for which market quotations are not readily available will be determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values will generally be discounted when we have a minority position, when there are restrictions on resale, when there are specific concerns about the receptiveness of the capital markets to a specific company at a certain time, or other factors.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we will analyze its historical and projected financial results, as well as the nature and value of collateral, if any. We will also use industry valuation benchmarks and public market comparables.  We will also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process.

The following is a description of the steps that will be taken each quarter to determine the value of our portfolio investments. Investments for which market quotations are readily available will be recorded in the financial statements at the most recently available closing market prices. With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

a)	the quarterly valuation process begins with each portfolio company or investment being initially valued by Keating Investments’ senior investment professionals;

b)	a third-party valuation firm engaged by our Board of Directors will review these preliminary valuations;

c)
the Valuation Committee of the Board of Directors will review the preliminary valuations, and Keating Investments and the third-party valuation firm will respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

d)
the Board of Directors will discuss valuations and will determine, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of Keating Investments, a third-party valuation firm, and the Valuation Committee.

As we made no debt or equity portfolio company investments during the period from May 9, 2008 (Inception) to December 31, 2008, the debt and equity investment valuation policies summarized above will be applied prospectively.

Consolidation
Under the 1940 Act rules and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our December 31, 2008 financial statements include only the accounts of Keating Capital, Inc. as we currently have no subsidiaries.

Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid instruments with an original maturity of 90 days or less at the date of purchase. Investments in money market mutual funds, which may have original maturities of 90 days or less, are separately classified as short-term investments.

Concentration of Credit Risk
The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Securities Transactions
Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).

Interest, Dividend and Other Income
Interest income from debt investments in portfolio companies, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent such amounts are expected to be collected.

Origination, closing and/or commitment fees associated with debt investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, the Company records any prepayment penalties and unamortized loan origination, closing and commitment fees as part of interest income.

Debt investments are placed on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Dividend income from equity investments in portfolio companies is recorded on the ex-dividend date.

Fee income includes fees, if any, for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and other third parties. Due diligence, structuring, transaction service, consulting and management service fees generally are recognized as other income when services are rendered.

As we have made no debt or equity investment in any portfolio company since inception, no interest, dividend or other income from portfolio company investments was recorded during the period from May 9, 2008 (Inception) to December 31, 2008.

Federal and State Income Taxes
As we are taxable as a C corporation for our 2008 taxable year, we currently use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (‘‘FIN 48’’), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of December 31, 2008 and for the period then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. Net realized capital gains, if any, are distributed at least annually.  For the period from May 9, 2008 (Inception) to December 31, 2008, no dividends or distributions were declared or paid to common stockholders.

Guarantees and Indemnifications
We follow FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees.

Under our organizational documents, our officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, we may enter into contracts that provide general indemnification to other parties. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur.  Since inception, we have not incurred claims or losses pursuant to such indemnifications.

Per Share Information
Net increase in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why the entity uses derivatives, how derivatives are accounted for, and how derivatives affect an entity’s results of operations, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and, therefore, is applicable for our fiscal year beginning January 1, 2009. We do not believe that the adoption of SFAS 161 will have a material impact on our financial position, results of operations or cash flows because we currently hold no derivative instruments.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157. FSP FAS 157-3 illustrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

3.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
Subject to the overall supervision of our Board of Directors, Keating Investments, our third party Investment Adviser, will manage our day-to-day operations and provide us with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments will:

a)	determine the composition of our investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes;

b)	determine which securities we will purchase, retain or sell;

c)	identify, evaluate and negotiate the structure of the investments we make, including performing due diligence on prospective portfolio companies; and

d)	close, monitor and service the investments we make.

Keating Investments’ services under the Investment Advisory and Administrative Services Agreement are not exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.

We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components - a base management fee and an incentive fee.

Base Management Fees
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets, which includes any borrowings for investment purposes.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any equity capital raises or repurchases during the current calendar quarter. The Base Fee for any partial quarter will be appropriately pro rated.

In accordance with the Investment Advisory and Administrative Services Agreement, Base Fees payable to Keating Investments began accruing on November 13, 2008.  During the period from November 13, 2008 to December 31, 2008, Base Fees totaled $11,990.

Incentive Fees
The incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), commencing on the calendar year ended December 31, 2008, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2008 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from inception.

No incentive fees were earned by or paid to Keating Investments during the period from May 9, 2008 (Inception) to December 31, 2008 as we generated no realized capital gains during this period.

Administrative Services
Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments furnishes us with office facilities, equipment, and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, Keating Investments also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission. In addition, Keating Investments assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and performance of administrative and professional services rendered to us by others.

The Company reimburses Keating Investments for the allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

In accordance with the Investment Advisory and Administrative Services Agreement, the allocation of administrative expenses from Keating Investments commenced on November 13, 2008.  During the period from November 13, 2008 to December 31, 2008, allocated administrative expenses totaled $28,041.

Reimbursable expenses payable to Keating Investments totaling $13,875 in the accompanying statement of assets and liabilities at December 31, 2008 represent direct expenses of Keating Capital that were paid by Keating Investments on behalf of Keating Capital and are not comprised of allocable expenses under the Investment Advisory and Administrative Services Agreement.

Duration and Termination
The Investment Advisory and Administrative Services Agreement was approved by our Board of Directors on July 28, 2008.  Unless terminated early, the Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. The Investment Advisory and Administrative Services Agreement may be terminated by either party, without penalty, upon not less than 60 days’ written notice to the other.

License Agreement
On July 28, 2008, we entered into a license agreement (“License Agreement”) with Keating Investments pursuant to which Keating Investments granted us a non-exclusive license to use the name “Keating.” Under the License Agreement, we have a right to use the Keating name and logo, for so long as Keating Investments or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Keating” name or logo. The License Agreement will remain in effect for so long as the Investment Advisory and Administrative Services Agreement with Keating Investments is in effect.

4.	Capital Stock

The Company’s authorized capital stock consists of 200,000,000 shares of stock, par value $0.001 per share, all of which has initially been designated as common stock.

On May 14, 2008, we sold 100 shares of common stock to Keating Investments at $10.00 per share, resulting in gross proceeds of $1,000.  The issuance of common stock to Keating Investments was made in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933 and Regulation D promulgated thereunder.  In connection with the issuance of common stock to Keating Investments, we did not pay any underwriting discounts or commissions.

From August 27, 2008 through November 12, 2008, we sold 569,800 shares of common stock in a private offering to various accredited investors at $10.00 per share, resulting in gross proceeds of $5,698,000 (the “Offering”).  After the payment of placement agent commissions and other offering costs of $454,566, we received net proceeds of $5,243,434 in connection with the Offering.

The issuance of our common stock under the Offering was made in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933 including, without limitation, the exemptions under Section 4(2) thereof, and Regulation D and Regulation S thereunder.  Our common stock was sold only to investors who were “accredited investors,” as defined in Rule 501 promulgated under the Securities Act, except that certain common stock was sold under Regulation S outside the United States to certain non-U.S. persons who agreed to be subject to the same restrictions on transfer that would be applicable to them had they been sold common stock pursuant to Regulation D.

In connection with the Offering, we paid Andrews Securities, LLC (“Andrews Securities”) an aggregate of $398,860 in commissions (7% of gross proceeds received) and $15,632 in expense reimbursements for acting as the Company’s exclusive placement agent under the Offering.

Prior to August 21, 2008, Andrews Securities was 100% owned by our investment adviser, Keating Investments.  On August 21, 2008, a transaction was completed whereby Keating Investments sold 80% of Andrews Securities to Jeff L. Andrews and Michael J. Keating, the brother of Timothy J. Keating, our President and Chief Executive Officer.  Following completion of this transaction, Keating Investments continued to own 20% of Andrews Securities, but did not actively participate in the operations or management of Andrews Securities.  On January 31, 2009, Keating Investments sold its remaining 20% interest in Andrews Securities to Jeff L. Andrews and upon completion of the sale transaction, was terminated as a member of Andrews Securities. As a result of Keating Investments’ previous ownership of Andrews Securities, Andrews Securities may have previously been deemed an affiliate of Keating Investments and, as a result of the Company’s relationship with Keating Investments and Timothy J. Keating, previously an affiliate of the Company’s.

5.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the period from May 9, 2008 (Inception) to December 31, 2008:

For the Period Ended
December 31, 2008

Numerator for decrease in net assets per share	$(528,960)

Denominator for basic and diluted weighted average shares	294,824

Basic and diluted net decrease in net assets per share
resulting from operations	$(1.79)

6.	Income Taxes

At December 31, 2008, the Company had net operating loss carryforwards of approximately $246,000 which may be used to offset future taxable income as long as the Company remains a Corporation in future taxable years.  These carryforwards expire beginning in 2028.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2008 are as follows:

December 31,
2008

Deferred tax assets:
Net operating loss carryforwards	$86,899
Capitalized start-up expenses	103,421

Gross deferred tax assets	190,320

Valuation allowance	(190,320)

Net deferred tax assets	$-

A full valuation allowance has been recorded against the Company’s deferred tax assets because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes for the cumulative period from May 9, 2008 (Inception) to December 31, 2008 as follows:

December 31,
2008

U.S. federal income tax benefit at statutory rate	$(179,847)
State income tax benefit, net of federal benefit	(10,473)
Change in valuation allowance	190,320

Benefit from income taxes	$-

7.	Selected Quarterly Financial Data (Unaudited)

					Net Decrease
	Investment		Net Investment		in Net Assets
	Income		Loss		from Operations

		Per		Per		Per
Quarter Ended	Total	Share (1)	Total	Share (1)	Total	Share (1)

June 30, 2008 (2)	-	-	(130,643)	(1,435.64)	(130,643)	(1,435.64)
September 30, 2008	6,011	0.03	(219,329)	(1.13)	(219,329)	(1.13)
December 31, 2008	7,994	0.01	(178,988)	(0.32)	(178,988)	(0.32)

(1)	Per share amounts are caclulated using weighted average shares during period.
(2)	Reflects the period from May 9, 2008 (Inception) to June 30, 2008.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with Grant Thornton LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2008.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors oversees our management. The Board of Directors currently consists of five members, three of whom are not “interested persons” of Keating Capital as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who will serve at the discretion of the Board of Directors. The responsibilities of each director include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. The Board of Directors maintains an Audit Committee and a Valuation Committee, and may establish additional committees in the future. Unless approved by our Board of Directors, we will not permit our executive officers or directors to serve as officers, directors or principals of entities that operate in the same or related line of business as we do, other than investment funds, if any,  managed by our investment adviser and its affiliates.

Board of Directors and Executive Officers

Under our charter, our directors are divided into three classes. Each class of directors holds office for a three-year term. However, the initial members of the three classes have initial terms of one, two and three years, respectively. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualifies.

Directors

Information regarding the Board of Directors is as follows:

Name	Age	Positions Held	Director Since	Expiration of Term
Independent Directors:
J. Taylor Simonton (1)(2)	64	Director	2008	2010
Anthony K. McDonald (1)(2)	50	Director	2008	2010
Andrew S. Miller (1)	52	Director	2008	2009

Interested Directors:
Timothy J. Keating	45	President, Chief Executive Officer and Chairman of the Board of Directors	2008	2011
Ranjit P. Mankekar (2)	32	Chief Financial Officer, Treasurer and Director	2008	2011

(1)        Member of the Audit Committee

(2)        Member of the Valuation Committee

The address for each director is c/o Keating Capital, Inc., 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111.

Biographical Information

Independent Directors

J. Taylor Simonton.   Mr. Simonton spent 35 years at PricewaterhouseCoopers LLP, including 23 years as an audit partner in the firm’s Accounting and Business Advisory Services practice group, before retiring in 2001.  Mr. Simonton was a partner for seven years in PricewaterhouseCoopers’ National Office Risk & Quality Group that handles the firm’s auditing and accounting standards, SEC, corporate governance, risk management and quality matters.   He has extensive experience in business consulting, auditing services, initial public offerings and SEC filings.  Mr. Simonton is currently a director and the chair of the Audit Committee of Red Robin Gourmet Burgers, Inc., a Nasdaq Global Select market company that operates a casual dining restaurant chain serving high quality gourmet burgers, having been appointed to these positions in September 2005 and October 2005, respectively.    In October 2008, he was elected an independent director and chair of the Audit Committee of Zynex, Inc., an OTC Bulletin Board traded company that engineers, manufactures, markets and sells medical devices for the electrotherapy and stroke and spinal cord injury rehabilitation markets.  From January 2003 to February 2007, he also served as a director and the chair of the Audit Committee of Fischer Imaging Corporation, a public company that designed, manufactured and marketed medical imaging systems.  Mr. Simonton received a B.S. in Accounting from the University of Tennessee, is a Certified Public Accountant and serves as the President of the Colorado Chapter of the National Association of Corporate Directors.

Anthony K. McDonald.  Mr. McDonald is the President of Marz Capital Corporation, a specialty finance firm that invests and advises in lower middle market corporate acquisitions.  Since September 2008, Mr. McDonald also has served as the Vice President of Sales for Coolerado Corporation, a clean technology company that developed and produces an efficient air conditioning system.  From 2002 to 2007 Mr. McDonald was Vice-President of Corporate Acquisitions for Private Capital Resource Group, Inc. and its predecessor firms, a private investment firm that acquired corporations across the United States. From 1998 to 2001 he was Managing Director at Republic Financial Corporation, a merchant banking and private investment firm in Denver, Colorado, where he managed the firm’s one billion dollar portfolio of operating businesses and assets in manufacturing, power generation and distressed assets industries.  Mr. McDonald also was a Senior Consultant with KPMG Consulting where he advised national and international banks and financial services firms in KPMG’s Financial Services Consulting Practice.  Mr. McDonald earned a B.S. degree in Engineering and Economics from the U.S. Military Academy at West Point, New York (1982) and an M.B.A. degree from the Harvard Business School (1989). His military service with the U.S. Army includes serving as an analyst with Military Intelligence and as an officer in the 10th U.S. Cavalry.

Andrew S. Miller.  Mr. Miller is the founder and currently the Manager of Rapid Funding, LLC, a commercial and residential hard money lender, which began business in 1998.  Since its inception Rapid Funding has loaned to projects including land developments for single family homes, shopping centers, office buildings and construction loans on condominium buildings.  Mr. Miller also is the co-founder and currently the Managing Member of Realty Funding Group, a mortgage and finance company which has provided financing for commercial real estate projects across the United States, which began business in 1994.  Mr. Miller is co-founder and currently the President and Chief Operating Officer of SevoMiller, Inc., a full service real estate company specializing in purchasing and developing commercial real estate, which began business in March 1990.  To date, SevoMiller, Inc. has purchased apartment units, retail space and office projects across the United States.  From 1980 to 1989, Mr. Miller co-founded and served as Vice President of Loup-Miller Development Company, a real estate company which designed and developed numerous shopping centers, apartment communities, office buildings and warehouses.  Mr. Miller is a 1978 graduate of the University of Denver with a B.S. in Accounting.

Interested Directors

Timothy J. Keating.  Mr. Keating is the founder, President, managing member and majority owner of Keating Investments, LLC, an investment adviser registered under the Advisers Act, since it was founded in 1997.  Mr. Keating has also served as the President of Andrews Securities, LLC, formerly known as Keating Securities, LLC, from August 1999 to August 2008.  Andrews Securities, LLC was formerly a wholly owned subsidiary of Keating Investments and is a FINRA registered broker-dealer.  Prior to founding Keating Investments, Mr. Keating was a proprietary arbitrage trader and also head of the European Equity Trading Department at Bear Stearns International Limited (London) from 1994 to 1997.  From 1990 to 1994, Mr. Keating founded and ran the European Equity Derivative Products Department for Nomura International PLC in London.  Mr. Keating began his career at Kidder, Peabody & Co., Inc. where he was active in the Financial Futures Department in both New York and London.  Mr. Keating is a 1985 cum laude graduate of Harvard College with an A.B. in economics. Mr. Keating is a registered investment adviser representative of Keating Investments.

Ranjit P. Mankekar.  Mr. Mankekar has been the Chief Financial Officer of Keating Investments, LLC since July 2006.  In January 2009, Mr. Mankekar became a member of Keating Investments.  Mr. Mankekar has also served as the Controller of Andrews Securities, LLC, formerly a wholly owned subsidiary of Keating Investments and a FINRA registered broker-dealer, from January 2007 to August 2008.  Prior to joining Keating Investments, Mr. Mankekar worked with PricewaterhouseCoopers LLP from September 1999 to June 2006, where he had attained the position of audit and assurance services manager.  Mr. Mankekar was a recipient of the Gold Medal for earning the highest score in the State of Colorado on the May 1999 Certified Public Accounting examination.  Mr. Mankekar is a 1999 summa cum laude graduate of the University of Colorado with an M.S. in Accounting and a B.S. in Business Administration. Mr. Mankekar is a registered investment adviser representative of Keating Investments.

Executive Officers who are not Directors

Kyle L. Rogers.  Mr. Rogers has been the Chief Operating Officer of Keating Investments, LLC since October 2001. In January 2006, Mr. Rogers became a member of Keating Investments.  Mr. Rogers also served as the Chief Compliance Officer of Keating Investments and Andrews Securities, LLC, formerly a wholly owned subsidiary of Keating Investments and a FINRA registered broker-dealer, from January 2004 until January 2007.  Prior to joining Keating Investments, Mr. Rogers was a financial analyst in the Private Wealth Management and Fixed Income Currency & Commodities divisions at Goldman Sachs from July 1999 to September 2001.  Mr. Rogers is a CFA Charter holder.  Mr. Rogers is a 1999 graduate of Dartmouth College with a B.A. degree.  Mr. Rogers is currently a registered investment adviser representative of Keating Investments.

Brett W. Green.  Mr. Green has been the Chief Compliance Officer of Keating Investments, LLC since November 2006.  Mr. Green also served as the Chief Compliance Officer of Andrews Securities, LLC, formerly a wholly owned subsidiary of Keating Investments and a FINRA registered broker-dealer, from March 2007 to October 2008.  Prior to joining Keating Investments, Mr. Green worked for Janus Mutual Funds where he managed and trained registered representatives in evaluating investors’ financial goals and trading their funds.  Mr. Green is a 1998 graduate of Vanderbilt University with a B.A. degree and a 2006 graduate of the University of Denver Sturm College of Law.  He was admitted to the Colorado State Bar in 2006.

 Committees of the Board of Directors

Our Board of Directors currently has the following committees:

Audit Committee

The Audit Committee will operate pursuant to a charter approved by our Board of Directors.  The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities will include selecting the independent registered public accounting firm for Keating Capital, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of Keating Capital’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, and reviewing Keating Capital’s annual and quarterly financial statements and periodic filings. Mr. Simonton serves as Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Simonton is an “Audit Committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.  Mr. Simonton meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of Keating Capital as that term is defined in Section 2(a)(19) of the 1940 Act.  The Audit Committee met two times during the 2008 fiscal year.

Valuation Committee

The Valuation Committee will operate pursuant to a charter approved by our Board of Directors. The Valuation Committee will establish guidelines and make recommendations to our Board of Directors regarding the valuation of our investments. The Valuation Committee will be responsible for aiding our Board of Directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market quotations are not readily available. The Board of Directors and Valuation Committee will utilize the services of a third-party valuation firm to help determine the fair value of these securities. Mr. Simonton serves as Chairman of the Valuation Committee.  The Valuation Committee did not meet during the 2008 fiscal year.

Nominating Committee

We do not have a nominating committee. A majority of the independent directors of the Board of Directors recommends candidates for election as directors. We do not currently have a charter or written policy with regard to the nomination process or stockholder recommendations. The absence of such a policy does not mean, however, that a stockholder recommendation would not have been considered had one been received.

Our independent directors will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with our bylaws and any applicable law, rule or regulation regarding director nominations. When submitting a nomination for consideration, a stockholder must provide certain information that would be required under applicable SEC rules, including the following minimum information for each director nominee: full name, age and address; principal occupation during the past five years; current directorships on publicly held companies and investment companies; number of shares of Company common stock owned, if any; and, a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected by the stockholders.

In evaluating director nominees, the independent members of the Board of Directors will generally consider the following factors:

•	the appropriate size and composition of our Board of Directors;

•	whether or not the person is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act;

•	the needs of the Company with respect to the particular talents and experience of its directors;

•	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board of Directors;

•	familiarity with national and international business matters;

•	experience with accounting rules and practices;

•	appreciation of the relationship of our business to the changing needs of society;

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

•	all applicable laws, rules, regulations and listing standards, if applicable.

The Board of Directors’ goal is to assemble a Board of Directors that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience.

Other than the foregoing there are no stated minimum criteria for director nominees, although the independent members of the Board of Directors may also consider such other factors as they may deem are in the best interests of the Company and its stockholders. The Board of Directors also believes it appropriate for certain key members of our management to participate as members of the Board of Directors.

The independent directors of the Board of Directors identify nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the independent members of the Board of Directors identify the desired skills and experience of a new nominee in light of the criteria above. The entire Board of Directors is polled for suggestions as to individuals meeting the aforementioned criteria. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees although we reserve the right in the future to retain a third party search firm, if necessary.

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Communication with the Board of Directors

Stockholders with questions about Keating Capital are encouraged to contact our Investor Relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s Board of Directors by sending their communications to Keating Capital, Inc., c/o Kyle L. Rogers, Corporate Secretary, 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111. All stockholder communications received in this manner will be delivered to one or more members of the Board of Directors.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

Our Board of Directors has adopted a corporate code of ethics that applies to our executive officers, a copy of which is available on our website at www.keatingcapital.com.  We intend to disclose amendments to or waivers from a required provision of the code on Form 8-K.

Indemnification

Under the Maryland General Corporation Law and pursuant to our certificate of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

We have entered into indemnification agreements with our directors.  The indemnification agreements are intended to provide our directors the maximum indemnification permitted under the Maryland General Corporation Law and the 1940 Act. Each indemnification agreement is expected to provide that we shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding.  The indemnification agreements also require us to procure liability insurance coverage for our officers and directors.

Item 11.	Executive Compensation

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation	Total
Interested Directors
Timothy J. Keating	—	—	—
Ranjit P. Mankekar	—	—	—

Independent Directors
J. Taylor Simonton	$25,190	—	$25,190
Anthony K. McDonald	$16,869	—	$16,869
Andrew S. Miller	$11,130	—	$11,130

(1)	For a discussion of the independent directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

We currently pay our independent directors an annual fee of $18,000, payable quarterly in advance. Our independent directors also receive a fee of $2,000 for any regular or special meeting attended in person in excess of four meetings in any year.  The meeting fees for the first four meetings of a year are included within the annual retainer fee paid to the directors. Each independent director also receives $500 for each telephonic meeting in which the director participated.  We also pay our lead independent director, as designated from time to time by our Board of Directors, an additional annual fee of $5,000, payable quarterly in advance.  J. Taylor Simonton is presently designated as our lead independent director.

Each independent member of the Audit Committee (including the chair) receives an annual committee fee of $8,000 for serving on the committee, payable quarterly in advance.  Each independent director also receives a fee of $500 for any regular or special meeting of the Audit Committee attended in person, for any meeting in excess of four meetings in any year. The meeting fees for the first four meetings of a year are included within the annual committee fee paid to the directors. Each independent director also receives $250 for each telephonic meeting of the Audit Committee in which the director participated.  We pay our independent director who serves as the chair of the Audit Committee an additional annual fee of $10,000, payable quarterly in advance.  Mr. Simonton is presently designated as chair of our Audit Committee.

Each independent member of the Valuation Committee (including the chair) receives an annual committee fee of $4,000 for serving on the committee, payable quarterly in advance.  Each independent director also receives a fee of $1,000 for any regular or special meeting of the Valuation Committee attended in person, for any meeting in excess of four meetings in any year. The meeting fees for the first four meetings of a year are included within the annual committee fee paid to the directors. Each independent director also receives $250 for each telephonic meeting of the Valuation Committee in which the director participated.

We reimburse directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf.

Interested directors do not receive separate fees for their services as directors.

We may secure insurance on behalf of any person who is or was or has agreed to become a director or officer of the Company or is or was serving at our request as a director or officer of another enterprise for any liability arising out of his actions, regardless of whether the Maryland General Corporation Law would permit indemnification. We have obtained liability insurance for our officers and directors.

Compensation of Chief Executive Officer and Other Executive Officers

None of our executive officers receive direct compensation from us.  Messrs. Keating, Mankekar and Rogers, through their ownership interest in, or management positions with, Keating Investments, are entitled to a portion of any profits earned by Keating Investments, which includes any fees payable to Keating Investments under the terms of our Investment Advisory and Administrative Services Agreement, less expenses incurred by Keating Investments in performing its services under our Investment Advisory and Administrative Services Agreement. Keating Investments may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to Messrs. Keating, Mankekar and Rogers in addition to their ownership interest, which may be reduced proportionately to reflect such payments.

Mr. Mankekar serves as our Chief Financial Officer and Mr. Green serves as our Chief Compliance Officer.  The compensation of our Chief Financial Officer and our Chief Compliance Officer will be paid by Keating Investments, subject to reimbursement by us of an allocable portion of such compensation for services rendered by such persons to us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 5, 2009, no person is deemed to “control” us, as such term is defined in the 1940 Act.  The following table provides information regarding the beneficial ownership of our common stock as of March 5, 2009 for (i) each shareholder whom we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. To the best of the Company’s knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership.  As of March 5, 2009, there were issued and outstanding 569,900 shares of our common stock, which includes the shares of common stock which we issued in connection with our initial private placement.

As of March 5, 2009, we did not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock.

Name and Address	Shares Beneficially Owned	Percent of Shares

Executive Officers and Directors:

Timothy J. Keating/Keating Investments, LLC (1) c/o Keating Capital, Inc. 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	90,100	15.8%

Ranjit P. Mankekar c/o Keating Capital, Inc. 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	0	0.0%

Kyle L. Rogers c/o Keating Capital, Inc. 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	5,000	0.9%

Brett W. Green c/o Keating Capital, Inc. 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	0	0.0%

J. Taylor Simonton c/o Keating Capital, Inc. 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	0	0.0%

Anthony K. McDonald c/o Keating Capital, Inc. 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	0	0.0%

Andrew S. Miller c/o Keating Capital, Inc. 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	25,000	4.4%

All Executive Officers and Directors as a group	120,100	21.1%

5% or More Stockholders:

Jonathan D. Ungar 7 Dunham Road Scarsdale, New York 10583	100,000	17.6%

Stanley F. and Kathleen A. McGinnis (2) c/o McGinnis Group International Defined Benefit Plan 2320 Elm Street Denver, Colorado 80207	50,000	8.8%

Michael Katz 28 Old Brompton Road, #909 London, United Kingdom SW3 1LD	40,000	7.0%

(1)
Timothy J. Keating is the managing member and majority owner of Keating Investments, our investment adviser, and has voting and investment control over the securities owned by Keating Investments.  As such, Timothy J. Keating may be deemed a beneficial owner of the 100 shares of our common stock owned by Keating Investments.  The shares shown as owned by Timothy J. Keating in the above list include the 100 shares of common stock he may be deemed to beneficially own through his voting and investment control over the securities owned by Keating Investments.  The shares of our common stock which are beneficially owned by Timothy J. Keating include 10,000 shares owned directly by Timothy J. Keating and 80,000 shares owned indirectly in an individual retirement account for the benefit of Timothy J. Keating.

(2)
The shares of our common stock which are beneficially owned by Stanley F. and Kathleen A. McGinnis are held in the McGinnis Group International Defined Benefit Plan, a self-directed employee benefit plan.  Mr. and Mrs. McGinnis are the trustees under the plan and are the only participants in the plan.  As trustees under the plan, Mr. and Mrs. McGinnis have voting and investment control over the securities held in the plan.  As such, Mr. and Mrs. McGinnis may be deemed beneficial owners of the 50,000 shares of our common stock held by the plan.

The following table sets forth, as of March 5, 2009, the dollar range of our equity securities that is beneficially owned by each of our directors.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)(3)
Interested Directors:
Timothy J. Keating	Over $100,000
Ranjit P. Mankekar	None

Independent Directors:
J. Taylor Simonton	None
Anthony K. McDonald	None
Andrew S. Miller	Over $100,000

___________________
(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(2)	The dollar range of equity securities beneficially owned by our directors is based on an assumed initial public offering price of $10.00 per share.

(3)	The dollar range of equity securities beneficially owned are: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or over $100,000.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Transactions with Management and Others

Our Board of Directors oversees our management. The Board of Directors currently consists of five members, three of whom are not “interested persons” of Keating Capital as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of each director include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. The Board of Directors maintains an Audit Committee and a Valuation Committee, and may establish additional committees in the future.

We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the managing member and majority owner of Keating Investments.   Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, is also an executive officer and member of Keating Investments.  Kyle L. Rogers, our Chief Operating Officer and Secretary, is also an executive officer and member of Keating Investments.  We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive, royalty-free license to use the name “Keating Capital.” In addition, pursuant to the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments provides us with certain administrative services necessary to conduct our day-to-day operations.

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar and Rogers, and the additional administrative personnel currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objective similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.  See “Risk Factors - Risks Relating to Our Business and Structure — There are significant potential conflicts of interest which could impact our investment returns.”

Andrews Securities

Prior to August 21, 2008, Andrews Securities, formerly known as Keating Securities, LLC, was 100% owned by our investment adviser, Keating Investments.  On August 21, 2008, a transaction was completed whereby Keating Investments sold 80% of Andrews Securities to Jeff L. Andrews and Michael J. Keating, the brother of Timothy J. Keating, our President and Chief Executive Officer.  Following completion of this transaction, Keating Investments continued to own 20% of Andrews Securities, but did not actively participate in the operations or management of Andrews Securities.  In connection with the transactions by which Keating Investments sold its 80% interest in Andrews Securities, a continuing membership application (“CMA”) was filed with FINRA on June 3, 2008.  The CMA was approved by FINRA in December of 2008.  Additionally, effective November 4, 2008, Timothy J. Keating, Kyle L. Rogers and Brett W. Green no longer provided regulatory supervision over, and ceased being registered representatives of, Andrews Securities.

On January 31, 2009, Keating Investments sold its remaining 20% interest in Andrews Securities to Jeff L. Andrews and upon completion of the sale transaction, was terminated as a member of Andrews Securities. As a result of Keating Investments’ previous ownership of Andrews Securities, Andrews Securities may have previously been deemed an affiliate of Keating Investments and, as a result of our relationship with Keating Investments and Timothy J. Keating, previously an affiliate of ours.

On November 12, 2008, we completed the final closing of our initial private placement where we sold a total of 569,800 shares of our common at a price of $10.00 per share raising aggregate gross proceeds of $5,698,000.  In connection with our initial private placement, we paid Andrews Securities an aggregate of $398,860 in commissions (7% of the gross proceeds received) and $15,632 in pre-approved expense reimbursements for acting as our exclusive placement agent.

We may decide to engage Andrews Securities as a placement agent and/or managing underwriter for our future securities offerings.  It is also possible that Andrews Securities will assist our portfolio companies in identifying co-investors for their offerings for which it will receive a commission, expense reimbursement and warrants in our portfolio companies.

Allocation of Time

We rely, in part, on Keating Investments to manage our day-to-day activities and to implement our investment strategy. Keating Investments plans, in the future, to be involved with activities which are unrelated to us. As a result of these activities, Keating Investments, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which we may become involved. Keating Investments and its employees will devote only as much of its time to our business as Keating Investments and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, Keating Investments, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, Keating Investments believes that it has sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

Investments

As a BDC, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by Keating Investments, or any of its affiliates has an investment. We may also be limited in our ability to co-invest in a portfolio company with Keating Investments or one or more of its affiliates. Subject to obtaining exemptive relief from the SEC, we also intend to co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder.

Appraisal and Compensation

Our management has proposed an amendment to our charter that provides, in pertinent part, that, in connection with any transaction involving a merger, conversion or consolidation, either directly or indirectly, involving us and the issuance of securities of a surviving entity after the successful completion of such transaction, or “roll-up,” an appraisal of all our assets will be obtained from a competent independent appraiser which will be filed as an exhibit to the registration statement registering the roll-up transaction. Such appraisal will be based on all relevant information and shall indicate the value of our assets as of a date immediately prior to the announcement of the proposed roll-up. The engagement of such independent appraiser shall be for the exclusive benefit of our stockholders. A summary of such appraisal shall be included in a report to our stockholders in connection with a proposed roll-up. All stockholders will be afforded the opportunity to vote to approve such proposed roll-up, and shall be permitted to receive cash in an amount of such stockholder’s pro rata share of the appraised value of our net assets.  We anticipate submitting the proposed amendment to our charter for approval of our stockholders during 2009.  We cannot assure when, or if, the proposed amendment will be approved by our stockholders.

Director Independence

Our Board of Directors has determined that Messrs. Simonton, McDonald and Miller are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services

Grant Thornton LLP is exclusively responsible for the opinion rendered in connection with its examination.

Fiscal Year Ended December 31, 2008
Audit Fees	$53,000
Audit-Related Fees	—
Tax Fees	5,250
All Other Fees	—

Total fees	$58,250

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Grant Thornton LLP to audit our financial statements for the year ended December 31, 2008, we retained Grant Thornton LLP to provide tax preparation work, and assistance regarding federal, state, and local tax compliance, to us for our 2008 fiscal year. We understand the need for Grant Thornton LLP to maintain objectivity and independence in its audit of our financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page(s)

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

3.2	Bylaws (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

3.3	Form of Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

4.1*	Form of Share Certificate

10.1	Common Stock Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.2
Form of Securities Purchase Agreement for Investors in the Company’s Initial Private Placement (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.3	Investment Advisory and Administrative Services Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.4	License Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.5	Form of Indemnification Agreement for Directors (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.6	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

___________________
*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEATING CAPITAL, INC.

Date: March 9, 2009	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy J. Keating
Date: March 9, 2009	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Ranjit P. Mankekar
Date: March 9, 2009	Ranjit P. Mankekar Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)

/s/ J. Taylor Simonton
Date: March 9, 2009	J. Taylor Simonton Director

/s/ Anthony K. McDonald
Date: March 9, 2009	Anthony K. McDonald Director

/s/ Andrew S. Miller
Date: March 9, 2009	Andrew S. Miller Director