Form 10-Q
period 2009-03-31
KEATING CAPITAL INC
filed 2009-05-12
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-53504

KEATING CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-2582882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5251 DTC Parkway, Suite 1000
Greenwood Village, CO  80111
(Address of principal executive office)

(720) 889-0139
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 11, 2009 was 569,900.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.
Statement of Assets and Liabilities
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Investments in money market funds	$4,412,154	$4,411,127
Cash and cash equivalents	84,901	367,588
Prepaid expenses and other assets	26,320	31,448
Deferred offering costs	201,865	-

Total Assets	4,725,240	4,810,163

Liabilities
Base management fees payable to Investment Adviser	27,048	11,990
Administrative fees payable to Investment Adviser	66,842	28,041
Reimbursable expenses payable to Investment Adviser	5,394	13,875
Accounts payable	80,092	35,783
Accrued expenses	44,687	5,000

Total Liabilities	224,063	94,689

Net Assets	$4,501,177	$4,715,474

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
569,900 shares issued and outstanding	$570	$570
Additional paid-in capital	5,243,864	5,243,864
Accumulated net investment loss	(743,257)	(528,960)

Net Assets	$4,501,177	$4,715,474

Common Shares Outstanding	569,900	569,900

Net Asset Value Per Outstanding Common Share	$7.90	$8.27

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statement of Operations
(Unaudited)

Three Months
Ended March 31,
2009

Investment Income
Interest and dividend income from money market investments	$1,231

Total Investment Income	1,231

Operating Expenses
Base management fees	24,051
Administrative fees	66,842
Legal and professional fees	77,564
Directors' fees	25,250
Other general and administrative expenses	21,821

Total Operating Expenses	215,528

Net Investment Loss	(214,297)

Net Decrease in Net Assets Resulting from Operations	$(214,297)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(0.38)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	569,900

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statement of Changes in Net Assets
(Unaudited)

Three Months
Ended March 31,
2009

Changes in Net Assets from Operations:
Net investment loss	$(214,297)

Net Decrease in Net Assets Resulting from Operations	(214,297)

Net Decrease in Net Assets	(214,297)

Net assets at beginning of period	4,715,474

Net Assets at End of Period	$4,501,177

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statement of Cash Flows
(Unaudited)

Three Months
Ended March 31,
2009

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(214,297)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	5,128
Increase in base management fees payable to Investment Adviser	15,058
Increase in administrative fees payable to Investment Adviser	38,801
Decrease in reimbursable expenses payable to Investment Adviser	(8,481)
Increase in accounts payable	44,309
Increase in accrued expenses	39,687

Net cash used in operating activities	(79,795)

Cash Flows From Investing Activities
Purchase of money market funds	(1,027)

Net cash used in investing activities	(1,027)

Cash Flows From Financing Activities
Deferred stock offering costs	(201,865)

Net cash used in financing activities	(201,865)

Net decrease in cash and cash equivalents	(282,687)

Cash and cash equivalents, beginning of period	367,588

Cash and cash equivalents, end of period	$84,901

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
(Unaudited)

				% of
March 31, 2009	Shares	Cost	Fair Value	Net Assets

Money Market Funds
Goldman Sachs Financial Square
Treasury Instruments Fund (1)	4,412,154	$4,412,154	$4,412,154	98.02%

Total Investments		$4,412,154	$4,412,154	98.02%

(1) Fair value reflects redemption value as of March 31, 2009.

				% of
December 31, 2008	Shares	Cost	Fair Value	Net Assets

Money Market Funds
Goldman Sachs Financial Square
Treasury Instruments Fund (2)	4,411,127	$4,411,127	$4,411,127	93.55%

Total Investments		$4,411,127	$4,411,127	93.55%

(2) Fair value reflects redemption value as of December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights
(Unaudited)

Three Months
Ended March 31,
2009

Per Common Share Data (1):
Net asset value, beginning of period	$8.27

Loss from investment operations:
Net investment loss	(0.38)

Total decrease from investment operations	(0.38)

Net asset value, end of period	$7.90

Common shares outstanding, end of period	569,900

Supplemental Data and Ratios:
Net assets, beginning of period	$4,715,474
Net assets, end of period	$4,501,177
Average net assets during period	$4,608,326
Annualized ratio of operating expenses to average net assets	18.71%
Annualized ratio of net investment loss to average net assets	18.60%

(1)	Financial highlights are based on total shares outstanding at end of period.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of November 20, 2008. As a BDC, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code beginning with its 2009 taxable year.  For its 2008 taxable year, the Company was taxable as a regular corporation under Subchapter C of the Internal Revenue Code.

The Company intends to invest principally in equity securities and, to a lesser extent, debt securities of primarily non-public U.S. based micro-cap companies.  The Company utilizes a three-step investment process focused on 1) an initial investment consisting of convertible debt or convertible preferred stock, 2) a going-public preparation process, and 3) a subsequent follow-on investment consisting of convertible preferred stock or other equity that will be contingent upon a portfolio company satisfying pre-established milestones towards the filing of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Keating Investments, LLC (“Keating Investments” or the “Investment Adviser”) serves as the Company’s external investment adviser and also provides the Company with administrative services necessary for it to operate.  In this capacity, Keating Investments is primarily responsible for the selection, evaluation, structure, valuation, and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors.  Keating Investments is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

2.	Significant Accounting Policies

Basis of Presentation
The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2009. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Consolidation
Under the 1940 Act rules and the regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The Company’s March 31, 2009 financial statements include only the accounts of Keating Capital, Inc. as the Company currently has no subsidiaries.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the portfolio companies the Company chooses to invest in and any other parameters used in determining these estimates could cause actual results to differ.  The Company considers its significant estimates to include the fair value of investments in money market instruments.

Valuation of Investments
The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine its net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

In September 2006, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available. The Company’s fair value measurement policies are consistent with the guidance in FSP FAS 157-3.

The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the Statement of Assets and Liabilities, for each of the three levels of hierarchy established by SFAS 157.

		Internal Models	Internal Models
		With Significant	With Significant	Total Fair Value
	Quoted Market	Observable	Unobservable	Reported In
	Prices in Active	Market	Market	Statement of
	Markets	Parameters	Parameters	Assets and
	(Level 1)	(Level 2)	(Level 3)	Liabilities

As of March 31, 2009
Goldman Sachs Financial Square
Treasury Instruments Fund (1)	$4,412,154	$-	$-	$4,412,154

Total Investments at Fair Value	$4,412,154	$-	$-	$4,412,154

(1)	Fair value reflects redemption value as of March 31, 2009.

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

Debt Investments
The Company will determine the fair value of debt investments by reference to the market in which it sources and executes such debt investments. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that the Company would use in originating a debt investment in such a market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in such a market.

In general, the Company considers enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. The Company also considers the specific covenants and provisions of each investment which may enable the Company to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than anticipated for such a profile under current market conditions.

Equity Investments
Equity investments for which market quotations are readily available will generally be valued at the most recently available closing market prices.

The fair value of the Company’s equity investments for which market quotations are not readily available will be determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, when there are restrictions on resale, when there are specific concerns about the receptiveness of the capital markets to a specific company at a certain time, or other factors.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, the Company will analyze the portfolio company’s historical and projected financial results, as well as the nature and value of collateral, if any. The Company will also use industry valuation benchmarks and public market comparables.  The Company will also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process.  The Company will generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

The following is a description of the steps the Company will take each quarter to determine the value of the Company’s portfolio investments. Investments for which market quotations are readily available will be recorded in the Company’s financial statements at such market quotations. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors will undertake a multi-step valuation process each quarter, as described below:

•
the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

•	a nationally recognized third-party valuation firm engaged by the Company’s Board of Directors will review these preliminary valuations;

•
the Company’s Valuation Committee will review the preliminary valuations and the Company’s investment adviser and nationally recognized third-party valuation firm will respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

•
the Company’s Board of Directors will discuss valuations and will determine, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s investment adviser, a nationally recognized third-party valuation firm, and the Company’s Valuation Committee.

As the Company made no debt or equity portfolio company investments during the three months ended March 31, 2009, the debt and equity investment valuation policies summarized above will be applied prospectively.

Portfolio Investment Classification
The Company will classify its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid instruments with an original maturity of 90 days or less at the date of purchase. Investments in money market mutual funds, which may have original maturities of 90 days or less, are separately classified as short-term investments.

Deferred Offering Costs
Deferred offering costs are comprised of expenses directly related to a proposed offering of the Company’s common stock that initially have been deferred and which will subsequently be charged against the gross proceeds of the offering.

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

As the Company has made no debt or equity investments in any portfolio companies since inception, no interest, dividend or other income from portfolio company investments was recorded during the three months ended March 31, 2009.

Federal and State Income Taxes
Beginning with its 2009 taxable year, the Company intends to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to its stockholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Conversion to RIC Status
Prior to its 2009 taxable year, the Company was taxed as a regular corporation under Subchapter C of the Internal Revenue Code (a “C corporation”).  A corporation that converts to taxation as a RIC may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  As the Company did not have any built-in gains as of the end of its taxable year ending on December 31, 2008, it does not anticipate having to pay any corporate level tax as a result of its intention to elect to be treated as a RIC beginning with its 2009 taxable year.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (‘‘FIN 48’’), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of March 31, 2009 and for the period then ended, the Company did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. Net realized capital gains, if any, are distributed at least annually.  For the three months ended March 31, 2009, no dividends or distributions were declared or paid to common stockholders.

Guarantees and Indemnifications
The Company follows FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by FIN 45, the fair value of the obligation undertaken in issuing certain guarantees.

Under the Company’s organizational documents, the Company’s officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business, the Company may enter into contracts that provide general indemnification to other parties. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred, and may not occur.  Since inception, the Company has not incurred claims or losses pursuant to such indemnifications.

Per Share Information
Net changes in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

SFAS No. 161. In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why the entity uses derivatives, how derivatives are accounted for, and how derivatives affect an entity’s results of operations, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and, therefore, is applicable for the Company’s fiscal year beginning January 1, 2009. The Company does not have any derivative instruments nor has it engaged in any hedging activities.  As a result, the adoption of SFAS 161 did not have any impact on the Company’s financial position, results of operations or cash flows.

FASB Staff Position No. FAS 157-4.  In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, the FSP lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The FSP is effective for periods ending after June 15, 2009 and the Company will adopt the FSP in the second quarter of fiscal 2009.  Because the Company’s current valuation policies are consistent with FSP No. FAS 157-4, the adoption of the FSP is not expected to affect the Company’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 115-2 and FAS 124-2.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Under the FSP, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. The FSP is effective for periods ending after June 15, 2009 and the Company will adopt the FSP in the second quarter of fiscal 2009.  Adoption of the FSP is not expected to affect the Company’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 107-1 and APB 28-1.  In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires that the fair value disclosures prescribed by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. The FSP is effective for periods ending after June 15, 2009 and the Company will adopt the FSP in the second quarter of fiscal 2009. Since the FSP involves only additional disclosures regarding the fair value of financial instruments, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

3.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
Subject to the overall supervision of its Board of Directors, Keating Investments, the Company’s third party Investment Adviser, manages the Company’s day-to-day operations and provide the Company with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments will:

•	determine the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes;

•	determine which securities the Company will purchase, retain or sell;

•	identify, evaluate and negotiate the structure of the investments the Company make, including performing due diligence on prospective portfolio companies; and

•	close, monitor and service the investments the Company makes.

Keating Investments’ services under the Investment Advisory and Administrative Services Agreement are not exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

The Company pays Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components - a base management fee and an incentive fee.

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, which includes any borrowings for investment purposes.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any equity capital raises or repurchases during the current calendar quarter. The Base Fee for any partial quarter is appropriately pro-rated.

In accordance with the Investment Advisory and Administrative Services Agreement, Base Fees payable to Keating Investments began accruing on November 13, 2008, though Keating Investments has agreed to delay the collection of a portion of the Base Fee equal to 0.5% of its gross assets until the Company has completed at least one investment in a micro-cap company consistent with its investment strategy.  As a result, the Company began accruing the entire 2% Base Fee for accounting purposes on November 13, 2008, but only pays 75% of the accrued Base Fee to Keating Investments until such time as it begins making investments in micro-cap companies.

Total Base Fees incurred for the three months ended March 31, 2009 and for the period from November 13, 2008 through December 31, 2008 were $24,051 and $11,990, respectively.

Incentive Fee
The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), and will equal 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio.

No incentive fees were earned by or paid to Keating Investments during the three months ended March 31, 2009 or during the period from May 9, 2008 (Inception) to December 31, 2008 as the Company generated no realized capital gains during these periods.

Administrative Services
Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments furnishes the Company with office facilities, equipment, and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, Keating Investments also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the Securities and Exchange Commission (“SEC”). In addition, Keating Investments assists the Company in monitoring its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns, printing and dissemination of reports to its stockholders, providing support for its risk management efforts and generally overseeing the payment of its expenses and performance of administrative and professional services rendered to the Company by others.

The Company reimburses Keating Investments for the allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.

In accordance with the Investment Advisory and Administrative Services Agreement, the allocation of administrative expenses from Keating Investments commenced on November 13, 2008.  During the three months ended March 31, 2009 and for the period from November 13, 2008 to December 31, 2008, allocated administrative expenses totaled $66,842 and $28,041, respectively.

Reimbursable expenses payable to Keating Investments totaling $5,398 in the accompanying statement of assets and liabilities at March 31, 2009 represent direct expenses of Keating Capital that were paid by Keating Investments on behalf of Keating Capital and are not comprised of allocable expenses under the Investment Advisory and Administrative Services Agreement.

Duration and Termination
The Investment Advisory and Administrative Services Agreement was approved by the Company’s Board of Directors on July 28, 2008.  Unless terminated early, the Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. The Investment Advisory and Administrative Services Agreement may be terminated by either party, without penalty, upon not less than 60 days’ written notice to the other.

License Agreement
On July 28, 2008, the Company entered into a license agreement (“License Agreement”) with Keating Investments pursuant to which Keating Investments granted the Company a non-exclusive license to use the name “Keating.” Under the License Agreement, the Company has a right to use the Keating name and logo, for so long as Keating Investments or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Keating” name or logo. The License Agreement will remain in effect for so long as the Investment Advisory and Administrative Services Agreement with Keating Investments is in effect.

4.	Capital Stock

The Company’s authorized capital stock consists of 200,000,000 shares of stock, par value $0.001 per share, all of which has initially been designated as common stock.

During the three months ended March 31, 2009, the Company did not issue any shares of common stock.

On May 14, 2008, the Company sold 100 shares of common stock to Keating Investments at $10.00 per share, resulting in gross proceeds of $1,000.

From August 27, 2008 through November 12, 2008, the Company sold 569,800 shares of common stock in a private offering to various accredited investors at $10.00 per share, resulting in gross proceeds of $5,698,000 (the “Offering”).  After the payment of placement agent commissions and other offering costs of $454,566, the Company received net proceeds of $5,243,434 in connection with the Offering.

In connection with the Offering, the Company paid Andrews Securities, LLC (“Andrews Securities”) an aggregate of $398,860 in commissions (7% of gross proceeds received) and $15,632 in expense reimbursements for acting as the Company’s exclusive placement agent under the Offering.

Prior to August 21, 2008, Andrews Securities was 100% owned by the Company’s investment adviser, Keating Investments.  On August 21, 2008, a transaction was completed whereby Keating Investments sold 80% of Andrews Securities to Jeff L. Andrews and Michael J. Keating, the brother of Timothy J. Keating, the Company’s President and Chief Executive Officer.  Following completion of this transaction, Keating Investments continued to own 20% of Andrews Securities, but did not actively participate in the operations or management of Andrews Securities.  On January 31, 2009, Keating Investments sold its remaining 20% interest in Andrews Securities to Jeff L. Andrews and upon completion of the sale transaction, was terminated as a member of Andrews Securities. As a result of Keating Investments’ previous ownership of Andrews Securities, Andrews Securities may have previously been deemed an affiliate of Keating Investments and, as a result of the Company’s relationship with Keating Investments and Timothy J. Keating, previously an affiliate of the Company’s.

5.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2009:

Three Months
Ended March 31,
2009

Numerator for decrease in net assets per share	$(214,297)

Denominator for basic and diluted weighted average shares	569,900

Basic and diluted net decrease in net assets per share
resulting from operations	$(0.38)

6.	Selected Quarterly Financial Data (Unaudited)

					Net Decrease
	Investment		Net Investment		in Net Assets
	Income		Loss		from Operations

		Per		Per		Per
Quarter Ended	Total	Share (1)	Total	Share (1)	Total	Share (1)

June 30, 2008 (2)	-	-	(130,643)	(1,435.64)	(130,643)	(1,435.64)
September 30, 2008	6,011	0.03	(219,329)	(1.13)	(219,329)	(1.13)
December 31, 2008	7,994	0.01	(178,988)	(0.32)	(178,988)	(0.32)

March 31, 2009	1,231	*	(214,297)	(0.38)	(214,297)	(0.38)

(1)	Per share amounts are calculated using weighted average shares during the period.
(2)	Reflects the period from May 9, 2008 (Inception) to June 30, 2008.
*	Per share amount less than 0.01

7.	Subsequent Events

At a meeting of the Board of Directors on April 17, 2009, the Board of Directors approved Amended and Restated Articles of Incorporation of the Company, Amended and Restated Bylaws, and an Amended and Restated Investment Advisory and Administrative Services Agreement to be entered into by and between the Company and Keating Investments.  The purpose for the revisions included in the foregoing amended and restated documents was to conform the Company’s organizational documents to the requirements set forth in the North American Securities Administrators Association’s Omnibus Guidelines relating to the registration of securities offerings in individual states.

The Board of Directors has submitted the Amended and Restated Articles of Incorporation of the Company, and the Amended and Restated Investment Advisory and Administrative Services Agreement to the Company’s stockholders for their approval at the Company’s annual stockholders meeting currently scheduled for May 14, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions.  The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q or incorporated by reference herein. Other factors that could cause actual results to differ materially include:

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us at the time we filed this quarterly report on Form 10-Q with the SEC, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Overview

We were incorporated on May 9, 2008 under the laws of the State of Maryland.  We filed an election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) on November 20, 2008.

We intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.   In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies.”  Our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies.  However, we anticipate that a significant portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation.

We may also make investments on an opportunistic basis in U.S.-based publicly-traded companies with market capitalizations of less than $250 million, as well as foreign companies that otherwise meet our investment criteria, subject to certain limitations imposed under the 1940 Act. At the present time, we do not expect our investments in foreign companies to exceed more than 10% of our total investment portfolio on a cost basis, however.

We intend to utilize a three-step investment process focused on:

•	an initial investment consisting of convertible debt,

•	a going public preparation process, and

•	a subsequent follow-on investment typically consisting of convertible preferred stock or other equity.

 Any subsequent follow-on investment will be contingent upon a portfolio company satisfying pre-established milestones towards the filing of a registration statement under the Securities Act of 1933, as amended (“Securities Act”) or the Exchange Act.  Where appropriate, we may also negotiate to receive warrants, either as part of our initial or follow-on investments in our portfolio companies.

As an integral part of our initial investment, we intend to partner with and help prepare our portfolio companies to become public and meet the governance and eligibility requirements for a Nasdaq Capital Market listing.  Because we believe that the traditional underwritten initial public offering (“IPO”) market is virtually non-existent for micro-cap companies, we intend that our portfolio companies will go public through the filing of a registration statement under the Securities Act or the Exchange Act.   We intend to invest in micro-cap companies that we believe will be able to file a registration statement with the U.S. Securities and Exchange Commission (“SEC”) within approximately three to twelve months after our initial investment.   These registration statements will typically take the form of a resale registration statement filed by a portfolio company under the Securities Act coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act, or alternatively a stand-alone registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act.

While we expect the common stock of our portfolio companies to typically be initially quoted on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) following the completion of the registration process, we intend to target investments in portfolio companies that we believe will be able to qualify for a Nasdaq Capital Market listing within approximately twelve to eighteen months after completion of our follow-on investment.  We can provide no assurance, however, that the micro-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on the OTC Bulletin Board or the Nasdaq Capital Market within the expected timeframe, if at all.

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

The convertible debt instruments we expect to receive in connection with our initial investments will likely be unsecured or subordinated debt securities.  These convertible debt instruments will in nearly all cases not be rated by a national rating agency.  If such debt securities were rated, however, we would expect them to fall below investment grade, which are sometimes referred to as “junk bonds,” meaning that they are more speculative in nature with respect to the issuer’s capacity to pay interest and repay principal, and are therefore subject to greater risk of default than other debt securities that qualify as investment grade. The equity investments we expect to receive in connection with our follow-on investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest.   In the near term, we expect that our total initial and follow-on investments in each portfolio company will typically range from $250,000 to $500,000, although we may invest more than this threshold in certain opportunistic situations.  We expect the size of our individual investments to increase if and to the extent our capital base increases in the future.

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

We are externally managed by Keating Investments, LLC (“Keating Investments”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.”.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.

As a business development company, we are required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in eligible portfolio companies.

Current Economic Environment

During the last half of 2008, the state of the economy in the U.S. and abroad continued to deteriorate to a recession, which could be long-term. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).  Keating Investments was founded in 1997 and is an investment adviser registered under the Advisers Act.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, and Kyle L. Rogers, our Chief Operating Officer and Secretary.  In addition, Keating Investments’ other investment professionals consist of three portfolio company originators, one analyst and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

Investment Portfolio and Activities

During the quarter ended March 31, 2009, our investment portfolio consisted solely of money market investments.  While our investment adviser continues to actively evaluate potential portfolio investments in micro-cap companies that meet our investment criteria, we have made no investments in portfolio companies as of March 31, 2009.

Keating Investments currently employs a 7-stage system to track the progress of deals in its pipeline as set forth below:

Stage in Pipeline	Description of Stage
Stage One
Company information has been received and reviewed by a portfolio originator, and the target portfolio company meets our minimum investment criteria. The target portfolio company has expressed an interest in our “going public” process.

Stage Two	The portfolio originator and the target portfolio company have agreed, in principle, on the valuation metrics to be used in the transaction.
Stage Three	The portfolio originator has submitted an Investment Opportunity Report on the target portfolio company to the Investment Committee for consideration.
Stage Four	The Investment Committee has submitted a Management Questionnaire to the target portfolio company requesting detailed information.
Stage Five	The Investment Committee has submitted a Term Sheet to the target portfolio company outlining the terms and conditions of the proposed investment.
Stage Six	The target portfolio company has accepted the terms and conditions of the investment and the Term Sheet is executed.
Stage Seven	We have closed the investment transaction and made the initial investment in the target portfolio company.

Since the closing of our initial private placement in November 2008, our investment adviser has reviewed over seventy companies that meet the Company’s investment criteria.   Of those companies, nine are at various stages in the pipeline as of March 31, 2009.  We currently anticipate completing two to four investments during the remainder of 2009, and five to ten investments per year thereafter, depending upon the amount of capital we have available for investment. The consummation of each investment will depend upon satisfactory completion of our due diligence investigation of the prospective portfolio company, our confirmation and acceptance of the investment terms, structure and financial covenants, the execution and delivery of final binding agreements in form mutually satisfactory to the parties, the absence of any material adverse change and the receipt of any necessary consents.  We can provide no assurance that we will be able to meet our anticipated pace of investment.

Results of Operations

We were incorporated on May 9, 2008 and commenced operations in November 2008.  Therefore, there is no period for which to compare the results for the first quarter of 2009.

Revenues.  We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our marketing efforts along with general and administrative expenses before we will earn any material revenue.

We previously raised a total of $5,698,000 in gross proceeds in our initial private placement which was completed on November 12, 2008.  Management of Keating Investments contributed 16.7% of that total.  Net of formation, offering-related, legal and other operating expenses of approximately $1,201,000, we had approximately $4,497,000 of capital available as of March 31, 2009.  We intend to generate limited revenue from interest earned from the temporary investment of the net proceeds from our initial private placement offering in U.S. government securities and other high-quality debt investments that mature in one year or less. For the three months ended March 31, 2009, we earned interest and dividend income from money market investments of approximately $1,200. For the period from May 9, 2008 (inception) through December 31, 2008, we earned interest and dividend income from money market investments of approximately $14,000.

We intend to invest principally in equity securities, including convertible preferred securities, and debt securities convertible into common stock, of primarily non-public U.S.-based micro-cap companies. Specifically, we intend to invest principally in convertible debt securities for our initial investment and equity securities, principally preferred securities convertible into common stock, for our follow-on investments.  We expect that the convertible debt securities will generally carry a market rate of interest, which interest will be payable monthly in cash.  We may, in certain instances, also require that all or a portion of the interest on the convertible debt securities be paid in advance from the proceeds thereof.  In the event that we do not receive advance payments of interest out of the proceeds of the convertible debt securities, there is no assurance that we will receive interest from our portfolio companies on a monthly basis.

We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

As we have made no debt or equity investments in any portfolio companies since inception, no interest, dividend or other income from portfolio company investments was recorded during the three months ended March 31, 2009.

Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including, without limitation:

•	costs of calculating our net asset value, including the cost of any third-party valuation services;

•	costs of effecting sales and repurchases of shares of our common stock and other securities;

•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	costs related to organization and offerings;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	any stock exchange listing fees;

•	applicable federal, state and local taxes;

•	independent directors’ fees and expenses;

•	excess brokerage commissions;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, and long distance telephone;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act, Sarbanes-Oxley Act, and applicable federal and state securities laws; and

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

For the three months ended March 31, 2009, we had operating expenses of $215,528, comprised of: (i) legal, accounting and other professional fees of $77,564, (ii) directors’ fees of $25,250, (iii) base management fees of $24,051, and (iv) other general and administrative expenses of $88,663.

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

Financial Condition, Liquidity and Capital Resources

We generated net cash proceeds of $5,243,434 from our initial private placement which was completed on November 12, 2008.  We plan to invest the net proceeds of the initial private placement in portfolio companies in accordance with our investment objective and strategies described in this quarterly report. We anticipate that it will take us up to 12 to 24 months to invest substantially all of the proceeds of our initial private placement in accordance with our investment strategy, depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. We cannot assure you we will achieve our targeted investment pace.

Pending such investments, we will invest the net proceeds from our initial private placement primarily in cash, cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving from investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

We may also fund a portion of our investments through borrowings from banks and the issuance of senior securities, including before we have fully invested the proceeds of our initial private placement.  In the event we incur borrowings, we will incur interest costs.  However, we do not presently intend to borrow monies to fund our investments.

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses, including debt service if we borrow to fund our investments. As of March 31, 2009, we had made no investments in portfolio companies.

As of March 31, 2009, we had cash resources of approximately $4,497,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $197,000, and management fees payable to Keating Investments of approximately $24,000.  As of December 31, 2008, we had cash resources of approximately $4,779,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $83,000, and management fees payable to Keating Investments of approximately $12,000.

As of March 31, 2009, our cash resources included approximately $4,412,000 invested in a Goldman Sachs Financial Square Treasury Instruments Fund (“GS Fund”), a money market mutual fund holding primarily short-term U.S. Treasury securities, which have been valued by us at the GS Fund’s net asset value as of March 31, 2009.  The remainder of our cash resources of approximately $85,000 is held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.   We currently have no investments in debt or equity securities of private or public companies.  As of December 31, 2008, our cash resources included approximately $4,411,000 invested in the GS Fund and approximately $368,000 held in depository accounts at Steele Street Bank & Trust.

As of March 31, 2009, we had net assets of $4,501,177 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $7.90.  As of December 31, 2008, we had net assets of $4,715,474 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $8.27.

Distribution Policy

We have not paid any dividends or distributions since our inception.  Our Board of Directors will determine the payment of any distributions in the future.  We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10 million from the sale of shares of our common stock to investors not affiliated with us or Keating Investments.  We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.  Any dividends to our stockholders will be declared out of assets legally available for distribution.

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

In addition, although we currently intend to distribute realized net capital gains, if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to our stockholders. If this happens, our stockholders will be treated as if they had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, our stockholders would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.  To the extent we conduct an offering prior to the time our shares become publicly traded, we expect to coordinate dividend payment dates so that the same price that is used for the closing date immediately following such dividend payment date will be used to calculate the purchase price for purchasers under the dividend reinvestment plan until such offering concludes. In such cases, we expect that reinvested dividends will purchase shares at a price equal to 95% of the price that shares are sold in any such offering at the closing immediately following the distribution payment date.

After conclusion of any such offering and until our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock as most recently determined by our Board of Directors on or prior to the valuation date for such distribution. If and when our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Capital Market, if our shares are listed thereon, or the OTC Bulletin Board on the valuation date for such distribution. Market price per share on that date will be the closing price for such shares on the Nasdaq Capital Market or the OTC Bulletin Board, as applicable, or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices.

No action will be required on the part of a registered stockholder to have his, her or its cash distribution reinvested in shares of our common stock. A registered stockholder will be able to elect to receive an entire distribution in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary will be able to receive distributions in cash by notifying their broker or other financial intermediary of their election.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure  that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of the sales of our common stock in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of the sales of our common stock also could reduce the amount of capital we ultimately invest in interests of portfolio companies.  Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from the sale of our common stock.

Contractual Obligations

We have entered into a contract under which we have material future commitments, the Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments agrees to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We will pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components - a base management fee and an incentive fee. We also reimburse Keating Investments for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

If our Investment Advisory and Administrative Services Agreement is terminated, our costs under a new agreement that we may enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Advisory and Administrative Services Agreement. Any new Investment Advisory and Administrative Services Agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements.

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

We rely, in part, on Keating Investments to manage our day-to-day activities and to implement our investment strategy. Keating Investments plans, in the future, to be involved with activities which are unrelated to us. As a result of these activities, Keating Investments, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which it may become involved. Keating Investments and its employees will devote only as much of its time to our business as Keating Investments and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, Keating Investments, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, Keating Investments believes that it has sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

As a business development company, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by Keating Investments, or any of its affiliates has an investment. We may also be limited in our ability to co-invest in a portfolio company with Keating Investments or one or more of its affiliates. Subject to obtaining exemptive relief from the SEC, we also intend to co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder.

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

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report on Form 10Q.

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

Valuation of Portfolio Investments. We will determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock authorized or outstanding.

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

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recent Developments

At a meeting of the Board of Directors on April 17, 2009, the Board of Directors approved our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws, and an Amended and Restated Investment Advisory and Administrative Services Agreement to be entered into by and between us and Keating Investments. The purpose for the revisions included in the foregoing amended and restated documents was to conform our organizational documents to the requirements set forth in the North American Securities Administrators Association’s Omnibus Guidelines relating to the registration of securities offerings in individual states.

The Board of Directors has submitted the Amended and Restated Articles of Incorporation and the Amended and Restated Investment Advisory and Administrative Services Agreement to our stockholders for their approval at our annual stockholders meeting currently scheduled for May 14, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

As of March 31, 2009, approximately $4,412,000  was invested in the GS Fund, a money market mutual fund holding primarily short-term U.S. Treasury securities. As of March 31, 2009, the effective annualized interest rate payable on our investment in the GS Fund was approximately 0.11%, net of fees and other expenses. Assuming no other changes to our holdings as of March 31, 2009, a 1% change in the underlying interest rate payable on our GS Fund investment as of March 31, 2009 would not have a material effect on the amount of interest income earned from our GS Fund investment for the following 90-day period.

We have not engaged in any hedging activities since our inception on May 9, 2008. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of March 31, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Portfolio Company Investments

Current market conditions have adversely affected the capital markets and have reduced the availability of debt and equity capital for the market as a whole, and financial firms in particular.  These conditions make it more difficult for us to achieve our investment objective, particularly as they likely have an even greater impact on the micro-cap companies we intend to target.  This may adversely affect the financial condition and operating results of certain micro-cap companies in which we may invest, as well as reduce the availability of attractive micro-cap targets for potential investment.

During the last half of 2008, the state of the economy in the U.S. and abroad continued to deteriorate to a recession, which could be long-term. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the Nasdaq Composite, declining by over 38% during 2008. These events have significantly constrained the availability of debt and equity capital for the market as a whole. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses.

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

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.  These conditions are likely to have a more severe impact on micro-cap companies, which may adversely affect our portfolio companies and reduce the number of potential micro-cap company investments that meet our investment criteria.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow and negatively impact our operating results.

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

Although we do not currently intend to do so, if we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Although we do not presently intend to do so, if we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

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

The value of our portfolio securities may not have readily available market prices.  In such cases, we will value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, investment professionals from our investment adviser will prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Board of Directors will also utilize the services of a third-party valuation firm, which will prepare valuations for each of our portfolio investments for which no market quotations are readily available. The participation of Keating Investments in our valuation process could result in a conflict of interest as Keating Investments’ management fee is based, in part, on our gross assets. However, the Board of Directors will retain ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently subjective and may be based on estimates, assumptions and forecasts, our determinations of fair value may differ materially from the values that would be determined if a readily available market price for these securities existed.  In addition, the valuation of these types of securities may result in substantial write-downs and excessive earnings volatility.

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

Risks Relating to Our Business and Structure

We are a recently-formed company with no operating history and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective.

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

We will be dependent upon key management personnel of Keating Investments, our investment adviser, for our future success, particularly Timothy J. Keating, Ranjit P. Mankekar and Kyle L. Rogers. If we lose any member of Keating Investments’ senior management team, our ability to implement our business strategy could be significantly harmed.

We will depend on the experience, diligence, skill and network of business contacts of our investment adviser’s senior investment professionals. The senior investment professionals, together with other investment professionals that Keating Investments currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Keating Investments’ senior investment professionals, Timothy J. Keating, who is also our Chairman of the Board and Chief Executive Officer, Ranjit P. Mankekar, who is also our Chief Financial Officer, Treasurer and a member of our Board of Directors, and Kyle L. Rogers, who is also our Chief Operating Officer and Secretary.  The departure of any of these senior investment professionals could have a material adverse effect on our ability to achieve our investment objective. While our investment adviser’s senior investment professionals expect to devote a majority of their business time to our operations, none of Messrs. Keating, Mankekar and Rogers will be subject to an employment contract.

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

Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s proper structuring and implementation of the investment process, its ability to identify and evaluate companies that meet our investment criteria, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. The senior investment professionals of Keating Investments will have substantial responsibilities under the Investment Advisory and Administrative Services Agreement. These demands on their time may distract them or slow the rate of investment. In order to grow, we and our investment adviser may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We will operate in a highly competitive market for investment opportunities.

We will compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), reverse merger and SPACs sponsors, investment bankers which underwrite initial public offerings, hedge funds that invest in private investments in public equity (“PIPE”), traditional financial services companies such as commercial banks, and other sources of financing.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

The base annual management fee will be calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee is payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, the incentive fee payable to our investment adviser is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe our investment adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years.

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

We are unlikely to generate capital gains during our initial years of operation, and thus our distributions, if any, during that period will likely be limited primarily to interest and preferred dividends earned on our initial and follow-on investments prior to conversion thereof.

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

Although we anticipate receiving current income in the form of interest and dividends from our investments, our quarterly dividends will likely be subject to substantial fluctuation due to our focus on capital appreciation from equity investments.

We intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily micro-cap companies. Our primary emphasis will be to generate capital gains through our equity investments in such micro-cap companies, which we expect to become public reporting companies with their securities typically being initially quoted on the OTC Bulletin Board.  We do not expect the securities in our publicly traded portfolio companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a Nasdaq Capital Market listing, which may not occur until twelve to eighteen months after our follow-on investment is made, if at all.  However, there can be no assurance that our portfolio companies will obtain either an OTC Bulletin Board or Nasdaq Capital Market listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies.

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

In the course of our investing activities, we will pay investment advisory and incentive fees to Keating Investments, as our investment adviser, and will reimburse Keating Investments for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis (after deduction of applicable sales loads) and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the senior investment professionals of Keating Investments have interests that differ from those of our stockholders, giving rise to a conflict.

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

Under Maryland General Corporation Law, our Board of Directors is permitted to reclassify any authorized but unissued shares of common stock into one or more classes of preferred stock. If the Board of Directors undertakes such a reclassification, it is required to file Articles of Incorporation Supplementary, which include, among other things, a description of the stock and a statement that the stock has been reclassified by the Board of Directors under authority contained in the charter. The Board of Directors is not required to make a specific finding prior to approving a reclassification, though we would generally expect the Board of Directors to determine, at a minimum, that any reclassification was in our best interests. In the event that our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation, which would reduce the amount distributable to our common stockholders. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company.  In addition, until the shares of our common stock are qualified as “covered securities,” within the meaning of Section 18 under the Securities Act, by virtue of the listing of our common stock on the Nasdaq Capital Market or a similar national securities exchange or otherwise, we may not change our investment objective without first receiving stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

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

Changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. If legislation is enacted, new rules are adopted, or existing rules are materially amended, we may change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in our annual report of Form 10-K, as filed on March 9, 2009, and may result in our investment focus shifting.

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

Our investment adviser can resign on 60 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under our current Investment Advisory and Administrative Services Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Under the proposed Amended and Restated Investment Advisory and Administrative Services Agreement, which was approved by our Board of Directors on April 17, 2009 and remains subject to stockholder approval at our annual stockholder meeting currently scheduled for May 14, 2009, the notice period for our investment adviser to resign would be extended to 120 days unless and until our common stock qualifies as a “covered security” under Section 18 of the Securities Act, which would occur upon the listing of our shares on the Nasdaq Capital Market or a similar national securities exchange.

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

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Keating Investments without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10 million in capital from investors not affiliated with us or Keating Investments. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our initial private placement or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares provided, we will only do so from borrowings in conformity with the requirements of the Omnibus Guidelines published by the North American Securities Administrations Association. Distributions from the proceeds of our initial private placement or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2009.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the three months ended March 31, 2009.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
3.2	Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.3	Form of Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
10.1	Investment Advisory and Administrative Services Agreement (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
10.2	License Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
10.4	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2009	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)