Form 10-Q
period 2009-06-30
KEATING CAPITAL INC
filed 2009-08-13
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 13, 2009 was 569,900.

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Investments in money market funds	$4,012,013	$4,411,127
Cash and cash equivalents	101,886	367,588
Prepaid expenses and other assets	10,719	31,448
Deferred offering costs	343,761	-

Total Assets	4,468,379	4,810,163

Liabilities
Base management fees payable to Investment Adviser	26,624	11,990
Administrative fees payable to Investment Adviser	67,998	28,041
Reimbursable expenses payable to Investment Adviser	680	13,875
Accounts payable	132,986	35,783
Accrued expenses	35,833	5,000

Total Liabilities	264,121	94,689

Net Assets	$4,204,258	$4,715,474

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
569,900 shares issued and outstanding	$570	$570
Additional paid-in capital	5,243,864	5,243,864
Accumulated net investment loss	(1,040,176)	(528,960)

Net Assets	$4,204,258	$4,715,474

Common Shares Outstanding	569,900	569,900

Net Asset Value Per Outstanding Common Share	$7.38	$8.27

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

			Period from
	Three Months	Six Months	May 9, 2008
	Ended	Ended	(Inception) to
	June 30, 2009	June 30, 2009	June 30, 2008
Investment Income
Interest and dividend income from money market investments	$286	$1,517	$-

Total Investment Income	286	1,517	-

Operating Expenses
Base management fees	23,626	47,677	-
Administrative fees	67,998	134,840	-
Legal and professional fees	140,671	218,235	117,944
Directors' fees	30,250	55,500	-
Other general and administrative expenses	34,660	56,481	12,699

Total Operating Expenses	297,205	512,733	130,643

Net Investment Loss	(296,919)	(511,216)	(130,643)

Net Decrease in Net Assets
Resulting from Operations	$(296,919)	$(511,216)	$(130,643)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(0.52)	$(0.90)	$(1,306.43)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	569,900	569,900	100

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

		Period from
	Six Months	May 9, 2008
	Ended	(Inception) to
	June 30, 2009	June 30, 2008
Changes in Net Assets from Operations
Net investment loss	$(511,216)	$(130,643)

Net Decrease in Net Assets Resulting from Operations	(511,216)	(130,643)

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in private offering at $10 per share	-	1,000

Increase in Net Assets Resulting From
Capital Stock Transactions	-	1,000

Net Decrease in Net Assets	(511,216)	(129,643)

Net assets at beginning of period	4,715,474	-

Net Assets at End of Period	$4,204,258	$(129,643)

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

		Period from
	Six Months	May 9, 2008
	Ended	(Inception) to
	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(511,216)	$(130,643)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	20,729	(6,846)
Increase in base management fees payable to Investment Adviser	14,634	-
Increase in administrative fees payable to Investment Adviser	39,957	-
Increase (decrease) in reimbursable expenses payable to Investment Adviser	(13,195)	70,345
Increase in accounts payable	97,203	67,134
Increase in accrued expenses	30,833	-

Net cash used in operating activities	(321,055)	(10)

Cash Flows From Investing Activities
Purchase of money market funds	(1,136)	-
Sale of money market funds	400,250	-

Net cash provided by investing activities	399,114	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	1,000
Deferred stock offering costs	(343,761)	-

Net cash (used in) provided by financing activities	(343,761)	1,000

Net (decrease) increase in cash and cash equivalents	(265,702)	990

Cash and cash equivalents, beginning of period	367,588	-

Cash and cash equivalents, end of period	$101,886	$990

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedules of Investments
(Unaudited)

				% of
June 30, 2009	Shares	Cost	Fair Value	Net Assets

Money Market Funds
Goldman Sachs Financial Square
Treasury Instruments Fund (1)	4,012,013	$4,012,013	$4,012,013	95.43%

Total Investments		$4,012,013	$4,012,013	95.43%

(1)	Fair value reflects redemption value as of June 30, 2009.

				% of
December 31, 2008	Shares	Cost	Fair Value	Net Assets

Money Market Funds
Goldman Sachs Financial Square
Treasury Instruments Fund (2)	4,411,127	$4,411,127	$4,411,127	93.55%

Total Investments		$4,411,127	$4,411,127	93.55%

(2)	Fair value reflects redemption value as of December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights
(Unaudited)

		Period from
	Six Months	May 9, 2008
	Ended	(Inception) to
	June 30, 2009	December 31, 2008
Per Common Share Data (1)
Net asset value, beginning of period	$8.27	$-

Loss from investment operations:
Net investment loss	(0.89)	(0.93)

Total decrease from investment operations	(0.89)	(0.93)

Capital stock transactions:
Issuance of common stock in private offering	-	10.00
Offering expenses associated with the issuance of common stock	-	(0.80)

Total increase from capital stock transactions	-	9.20

Net asset value, end of period	$7.38	$8.27

Common shares outstanding, end of period	569,900	569,900

Supplemental Data and Ratios
Net assets, beginning of period	$4,715,474	$-
Net assets, end of period	$4,204,258	$4,715,474
Average net assets during period	$4,459,866	$2,357,737
Annualized ratio of operating expenses to average net assets	22.99%	35.62%
Annualized ratio of net investment loss to average net assets	22.93%	34.70%

(1)	Financial highlights are based on total shares outstanding at end of period.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of November 20, 2008. As a BDC, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code beginning with its 2009 taxable year (see Federal and State Income Taxes subheading under Note 2).  For its 2008 taxable year, the Company was taxable as a regular corporation under Subchapter C of the Internal Revenue Code.

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

Consolidation
Under the 1940 Act rules and the regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating any entity other than another investment company or an operating company that provides substantially all of its services and benefits to the Company. The Company’s June 30, 2009 financial statements include only the accounts of Keating Capital, Inc. as the Company currently has no subsidiaries.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the Statement of Assets and Liabilities.

		Internal Models	Internal Models
		With Significant	With Significant	Total Fair Value
	Quoted Market	Observable	Unobservable	Reported In
	Prices in Active	Market	Market	Statement of
	Markets	Parameters	Parameters	Assets and
	(Level 1)	(Level 2)	(Level 3)	Liabilities

As of June 30, 2009
Goldman Sachs Financial Square
Treasury Instruments Fund (1)	$4,012,013	$-	$-	$4,012,013

Total Investments at Fair Value	$4,012,013	$-	$-	$4,012,013

(1)	Fair value reflects redemption value as of June 30, 2009.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

In general, the Company considers enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. The Company also considers the specific covenants and provisions of each investment that may enable the Company to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than anticipated for such a profile under current market conditions.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

As the Company has made no debt or equity portfolio company investments since its inception, the debt and equity investment valuation policies summarized above will be applied prospectively.

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

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid instruments with an original maturity of 90 days or less at the date of purchase. Investments in money market mutual funds, which may have original maturities of 90 days or less, are separately classified as short-term investments.

Deferred Offering Costs
Deferred offering costs are comprised of expenses directly related to a continuous public offering of the Company’s common stock that initially have been deferred and will subsequently be charged against the gross proceeds of the offering (see Note 4).

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

As the Company has made no debt or equity investments in any portfolio companies since inception, no interest, dividend or other income from portfolio company investments was recorded for the three and six months ended June 30, 2009 or for the period from May 9, 2008 (Inception) to June 30, 2008.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Federal and State Income Taxes
Beginning with its 2009 taxable year, the Company intends to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  If the Company does not meet the criteria to qualify as a RIC for its 2009 taxable year, it will be taxed as a regular corporation under Subchapter C of the Internal Revenue Code (a “C corporation”). As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to its stockholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Conversion to RIC Status
Prior to its 2009 taxable year, the Company was taxed as a C corporation.  A corporation that converts to taxation as a RIC may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  As the Company did not have any built-in gains as of the end of its taxable year ending on December 31, 2008, it does not anticipate having to pay any corporate level tax as a result of its intention to elect to be treated as a RIC beginning with its 2009 taxable year.

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (‘‘FIN 48’’), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of June 30, 2009 and for the period then ended, the Company did not have a liability for any unrecognized tax benefits. Management’s determinations regarding FIN 48 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. Net realized capital gains, if any, are distributed at least annually.  No dividends or distributions were declared or paid to common stockholders for the three and six months ended June 30, 2009 or for the period from May 9, 2008 (Inception) to June 30, 2008.

Per Share Information
Net changes in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Subsequent Events
The Company evaluated subsequent events through the time of filing its Quarterly Report on Form 10-Q on August 13, 2009.  The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of its Quarterly Report on Form 10-Q that would have a material impact on its Financial Statements.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

FASB Staff Position No. FAS 157-4.  In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, the FSP lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and, therefore, was adopted by the Company on April 1, 2009.  The Company’s fair value measurement policies are consistent with the guidance in FSP No. FAS 157-4 and its adoption did not affect the Company’s financial statements.

FASB Staff Position No. FAS 115-2 and FAS 124-2.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Under the FSP, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and, therefore, was adopted by the Company on April 1, 2009.  As the Company has not held any debt securities since its inception, the adoption of the FSP did not affect the Company’s financial statements.

FASB Staff Position No. FAS 107-1 and APB 28-1.  In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires that the fair value disclosures prescribed by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and, therefore, was adopted by the Company on April 1, 2009.  As the FSP involves only additional disclosures regarding the fair value of financial instruments, adoption of the FSP did not affect the Company’s financial statements.

FASB Statement No. 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009 and, therefore, was adopted by the Company on April 1, 2009.  The adoption of SFAS No. 165 did not affect the Company’s financial statements.

FASB Statement No. 168.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the sole source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009 and, therefore, the Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification does not change or alter existing GAAP, it will not have an impact on the Company’s financial statements, but it will impact certain note disclosures.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

3.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
Subject to the overall supervision of its Board of Directors, Keating Investments, the Company’s external Investment Adviser, manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments will:

•	Determine the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes;

•	Determine which securities the Company will purchase, retain or sell;

•	Identify, evaluate and negotiate the structure of the investments the Company makes, including performing due diligence on prospective portfolio companies; and

•	Close, monitor and service the investments the Company makes.

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

Total Base Fees incurred for the three and six months ended June 30, 2009 and for the period from May 9, 2008 (Inception) through June 30, 2008 were $23,626, $47,677, and $0, respectively.

At June 30, 2009, total Base Fees payable to Keating Investments were $32,637, including $6,013 of Accounts Payable in the accompanying Statement of Assets and Liabilities.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Incentive Fee
The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), and will equal 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio.  Additionally, although the Company anticipates that a portion of its investments at any given time will include an interest or dividend component, Keating Investments is not entitled to an incentive fee on investment income generated from such interest or dividend payments.

No incentive fees were earned by or paid to Keating Investments for the three and six months ended June 30, 2009 or for the period from May 9, 2008 (Inception) to June 30, 2008 as the Company generated no realized capital gains during these periods.

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

In accordance with the Investment Advisory and Administrative Services Agreement, the allocation of administrative expenses from Keating Investments commenced on November 13, 2008.  For the three and six months ended June 30, 2009 and for the period from May 9, 2008 (Inception) to June 30, 2008, allocated administrative expenses totaled $67,998, $134,840, and $0, respectively.

Reimbursable expenses payable to Keating Investments totaling $680 in the accompanying statement of assets and liabilities at June 30, 2009 represent direct expenses of Keating Capital that were paid by Keating Investments on behalf of Keating Capital and are not comprised of allocable expenses under the Investment Advisory and Administrative Services Agreement.

Duration and Termination
The Investment Advisory and Administrative Services Agreement was initially approved by the Company’s Board of Directors and its sole stockholder on July 28, 2008. An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders at its Annual Meeting held on May 14, 2009.

Unless earlier terminated as described below, the Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The Investment Advisory and Administrative Services Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to Keating Investments.  If Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

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

During the three and six months ended June 30, 2009, the Company did not issue any shares of common stock.

On May 14, 2008, the Company sold 100 shares of common stock to Keating Investments at $10.00 per share, resulting in gross proceeds of $1,000.

From August 27, 2008 through November 12, 2008, the Company sold 569,800 shares of common stock in a private offering to various accredited investors at $10.00 per share, resulting in gross proceeds of $5,698,000 (the “Private Offering”).  After the payment of placement agent commissions and other offering costs of $454,566, the Company received net proceeds of $5,243,434 in connection with the Private Offering.

In connection with the Private Offering, the Company paid Andrews Securities, LLC (“Andrews Securities”) an aggregate of $398,860 in commissions (7% of gross proceeds received) and $15,632 in expense reimbursements for acting as the Company’s exclusive placement agent under the Offering.

On June 11, 2009 the Company commenced a continuous public offering pursuant to which the Company intends to sell from time to time up to 10 million shares of its common stock, at an initial offering price of $10.00 per share, for a period of 12 months, subject to a six month extension at the Company’s sole discretion.  There can be no assurance that the Company will be able to sell all of the shares it is presently offering and as of June 30, 2009, no shares of common stock had been sold and no proceeds had been received from the Company’s continuous public offering.

Prior to August 21, 2008, Andrews Securities was 100% owned by the Company’s investment adviser, Keating Investments.  On August 21, 2008, a transaction was completed whereby Keating Investments sold 65% of Andrews Securities to Jeff L. Andrews and 15% of Andrews Securities to Michael J. Keating, the brother of Timothy J. Keating, the Company’s President and Chief Executive Officer.  Following completion of this transaction, Keating Investments continued to own 20% of Andrews Securities, but did not actively participate in the operations or management of Andrews Securities.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

On January 31, 2009, Keating Investments sold its remaining 20% interest in Andrews Securities to Jeff L. Andrews and upon completion of the sale transaction, was terminated as a member of Andrews Securities. Additionally, on January 31, 2009, Michael J. Keating transferred and assigned his 15% interest in Andrews Securities directly to Andrews Securities.  Upon completion of this transaction, Michael J. Keating was removed as a member of Andrews Securities, with Jeff L. Andrews having a 100% ownership interest in Andrews Securities..  As a result of Keating Investments’ previous ownership of Andrews Securities, Andrews Securities may have previously been deemed an affiliate of Keating Investments and, as a result of the Company’s relationship with Keating Investments and Timothy J. Keating, previously an affiliate of the Company’s.

5.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2009 and for the period from May 9, 2008 (Inception) to June 30, 2008:

			Period from
	Three Months	Six Months	May 9, 2008
	Ended	Ended	(Inception) to
	June 30, 2009	June 30, 2009	June 30, 2008

Numerator for decrease in net assets per share	$(296,919)	$(511,216)	$(130,643)

Denominator for basic and diluted weighted average shares	569,900	569,900	100

Basic and diluted net decrease in net assets per share
resulting from operations	$(0.52)	$(0.90)	$(1,306.43)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q or incorporated by reference herein. Other factors that could cause actual results to differ materially include:

•
An economic downturn, such as the one we are currently experiencing, could likely impair the ability of any portfolio company that we may acquire an interest in to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

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

We intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.   In accordance with our investment objective, we intend to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies.”  Our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies.  However, we anticipate that a portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation.

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

We intend to utilize a three-step investment process focused on:

•	An initial investment consisting of convertible debt;

•	A going public preparation process; and

•	A subsequent follow-on investment typically consisting of convertible preferred stock or other equity.

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

We are externally managed by Keating Investments, LLC (“Keating Investments”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.”.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments has a 13-year track record of investing in and working with micro-cap public companies and has assisted 20 companies in achieving public company status.  Keating Investments also provides us with the administrative services necessary for us to operate.

As a business development company, we are required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in eligible portfolio companies.

Alternative Equity Investments

Alternative equity investments are managed assets that are generally accessible only to wealthy investors and that typically have low correlations to traditional categories of investments, like stocks and bonds.  Alternative equity investments are generally designed to either help investors diversify their portfolios and potentially manage risk exposure more effectively and/or to enhance return.  We believe alternative equity investments such as venture capital and private equity are typically added to institutional portfolios to increase return.

We intend to create a unique pool of fundamental, patient capital dedicated to making pre-IPO investments.  In the current environment, we believe that there is limited competition from banks, PIPE funds or hedge funds that might otherwise be providers of this type of transitional capital.  Our goal is to be a “go to” source of capital for private companies seeking to obtain pre-IPO financing. As a business development company investing in private companies that have the potential for growth and that may be capable of becoming public, we may provide the potential to deliver above-average returns relative to traditional marketable securities.

Research shows that publically traded companies are potentially valued higher than comparable private company peers because market participants may pay a premium for liquidity.  Investors willing to accept illiquidity in the form of a private, pre-IPO investment can attempt to capture this potential valuation differential once a company becomes publicly traded.

We intend to provide an opportunity to participate in the potential increase in value that can occur as portfolio companies transition from private to public status and potential accelerated earnings growth following an infusion of capital. We believe that we have a systematic, identifiable and quantifiable source of risk-adjusted excess return that has the potential to generate capital gains on each investment over an average 3-year anticipated holding period.  We intend to distribute current income from our portfolio to investors in the form of quarterly dividends, to the extent available.

Current Economic Environment

The U.S. economy is currently in a recession, which could be long-term. Consumer confidence continued to deteriorate and unemployment figures continued to increase during the first half of 2009.  However, in recent months, certain economic indicators have shown modest improvements. The generally deteriorating economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).  Keating Investments was founded in 1997 and is an investment adviser registered under the Advisers Act.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, and Kyle L. Rogers, our Chief Operating Officer and Secretary.  In addition, Keating Investments’ other investment professionals consist of two portfolio company originators, one analyst and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance.  In addition, Keating Investments has agreed to delay a portion of the base management fee payable equal to 0.5% of our gross assets until we have completed at least one investment in a micro-cap company consistent with our investment strategies. As a result, we will accrue the delayed portion of our base management fee for accounting purposes, but will not actually pay that amount to our investment adviser until we begin making investments in micro-cap companies.

Investment Portfolio and Activities

During the three and six months ended June 30, 2009, our investment portfolio consisted solely of money market investments.  While our investment adviser continues to actively evaluate potential portfolio investments in micro-cap companies that meet our investment criteria, we have made no investments in portfolio companies as of June 30, 2009.

Our investment adviser, Keating Investments, employs a 7-stage system to track the progress of deals in its pipeline as set forth below:

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

Since the closing of our initial private placement in November 2008, our investment adviser has reviewed over one hundred companies that meet the Company’s investment criteria.   Of those companies, six are at various stages in the pipeline as of June 30, 2009.  We currently anticipate completing two to four investments during the remainder of 2009, and five to ten investments per year thereafter, depending upon the amount of capital we have available for investment. The consummation of each investment will depend upon satisfactory completion of our due diligence investigation of the prospective portfolio company, our confirmation and acceptance of the investment terms, structure and financial covenants, the execution and delivery of final binding agreements in form mutually satisfactory to the parties, the absence of any material adverse change and the receipt of any necessary consents.  We can provide no assurance that we will be able to meet our anticipated pace of investment.

Results of Operations

We were incorporated on May 9, 2008 and commenced operations in November 2008.  Set forth below are the results of operations for the three and six months ended June 30, 2009 and for the period from May 9, 2008 (Inception) to June 30, 2008.

Revenues.  We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our marketing efforts along with general and administrative expenses before we will earn any material revenue.

We previously raised a total of $5,698,000 in gross proceeds in our initial private placement which was completed on November 12, 2008.  Management of Keating Investments contributed 16.7% of that total.  Since inception, we have incurred operating cash outflows of approximately $785,000, stock offering costs of approximately $455,000, including placement agent commissions, associated with our initial private placement, and deferred stock offering costs of approximately $344,000 associated with our continuous public offering, resulting in approximately $4,114,000 of capital available as of June 30, 2009.  We intend to generate limited revenue from interest earned from the temporary investment of the net proceeds from our initial private placement offering in U.S. government securities and other high-quality debt investments that mature in one year or less. For the three and six months ended June 30, 2009, we earned interest and dividend income from money market investments of approximately $300 and $1,500, respectively, net of money market fund fees and expenses. For the period from May 9, 2008 (inception) through June 30, 2008, we earned no interest or dividend income from money market investments as the first closing of our initial private offering did not occur until August of 2008.

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

As we have made no debt or equity investments in any portfolio companies since inception, no interest, dividend or other income from portfolio company investments was recorded during the three and six months ended June 30, 2009 or during the period from May 9, 2008 (Inception) through June 30, 2008.

Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including, without limitation:

•	Costs of calculating our net asset value, including the cost of any third-party valuation services;

•	Costs of effecting sales and repurchases of shares of our common stock and other securities;

•	Fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	Costs related to organization and offerings;

•	Transfer agent and custodial fees;

•	Fees and expenses associated with marketing efforts;

•	Federal and state registration fees;

•	Any stock exchange listing fees;

•	Applicable federal, state and local taxes;

•	Independent directors’ fees and expenses;

•	Brokerage commissions;

•	Costs of proxy statements, stockholders’ reports and notices;

•	Fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	Direct costs such as printing, mailing, and long distance telephone;

•	Fees and expenses associated with independent audits and outside legal costs;

•	Costs associated with our reporting and compliance obligations under the 1940 Act, Sarbanes-Oxley Act, and applicable federal and state securities laws; and

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

For the three months ended June 30, 2009, we had operating expenses of $297,205, comprised of: (i) legal, accounting and other professional fees of $140,671; (ii) directors’ fees of $30,250; (iii) base management fees of $23,626; (iv) allocated administrative fees of $67,998; and (v) other general and administrative expenses of $34,660.

For the six months ended June 30, 2009, we had operating expenses of $512,733, comprised of: (i) legal, accounting and other professional fees of $218,235; (ii) directors’ fees of $55,500; (iii) base management fees of $47,677; (iv) allocated administrative fees of $134,840; and (v) other general and administrative expenses of $56,481.

For the period from May 9, 2008 (inception) through June 30, 2008, we had operating expenses of $130,643, comprised of: (i) legal and other professional fees of $117,944 incurred in connection with our organization; and (ii) other general and administrative expenses of $12,699.

Financial Condition, Liquidity and Capital Resources

We generated net cash proceeds of $5,243,434 from our initial private placement which was completed on November 12, 2008. We plan to invest the net proceeds remaining from our initial private placement in portfolio companies in accordance with our investment objective and strategies described in this quarterly report. We anticipate that it will take us up to 12 months to invest substantially all of the remaining proceeds from our initial private placement in accordance with our investment strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

On June 11, 2009 we commenced a continuous public offering pursuant to which we intend to sell from time to time up to 10 million shares of our common stock, at an initial offering price of $10 per share, for a period of 12 months, subject to a six month extension at our sole discretion.  There can be no assurance that we will be able to sell all of the shares we are presently offering and as of June 30, 2009, no shares of common stock had been sold and no proceeds had been received from our continuous public offering. We plan to invest the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategies described in this quarterly report.  We anticipate that it will take us up to 12 to 24 months after conclusion of the continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. We cannot assure you we will achieve our targeted investment pace.

Pending such investments, we will invest the net proceeds from our initial private placement and continuous public offering primarily in cash, cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving from investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of June 30, 2009, we had made no investments in portfolio companies.

As of June 30, 2009, we had cash resources of approximately $4,114,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $237,000, and management fees payable to Keating Investments of approximately $27,000.  As of December 31, 2008, we had cash resources of approximately $4,779,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $83,000, and management fees payable to Keating Investments of approximately $12,000.

As of June 30, 2009, our cash resources included approximately $4,012,000 invested in a Goldman Sachs Financial Square Treasury Instruments Fund (“GS Fund”), a money market mutual fund holding primarily short-term U.S. Treasury securities, which has been valued by us at the GS Fund’s net asset value as of June 30, 2009.  The remainder of our cash resources of approximately $102,000 is held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.   We currently have no investments in debt or equity securities of private or public companies.  As of December 31, 2008, our cash resources included approximately $4,411,000 invested in the GS Fund and approximately $368,000 held in depository accounts at Steele Street Bank & Trust.

As of June 30, 2009, we had net assets of $4,204,258 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $7.38.  As of December 31, 2008, we had net assets of $4,715,474 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $8.27.

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

Contractual Obligations

We have entered into a contract under which we have material future commitments, the Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments agrees to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components - a base management fee and an incentive fee. Keating Investments has agreed to delay a portion of the base management fee payable equal to 0.5% of our gross assets until we have completed at least one investment in a micro-cap company consistent with our investment strategies. As a result, we will accrue the delayed portion of our base management fee for accounting purposes, but will not actually pay that amount to our investment adviser until we begin making investments in micro-cap companies. We also reimburse Keating Investments for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements.

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

We rely on Keating Investments to manage our day-to-day activities and to implement our investment strategy. Keating Investments plans, in the future, to be involved with activities which are unrelated to us. As a result of these activities, Keating Investments, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which it may become involved. Keating Investments and its employees will devote only as much of its time to our business as Keating Investments and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, Keating Investments, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, Keating Investments believes that it has sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

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

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

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

Valuation of Portfolio Investments. We will determine the net asset value per share of our common stock quarterly, or more frequently to the extent circumstances together with our obligations under the 1940 Act require us to do so. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. At present, we do not have any preferred stock authorized or outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

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

Federal Income Taxes. Beginning with our 2009 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. If we do not meet the criteria to qualify as a RIC for our 2009 taxable year, we will be taxed as a regular corporation under Subchapter C of the Code. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code.

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

As of June 30, 2009, approximately $4,012,000 was invested in the GS Fund, a money market mutual fund holding primarily short-term U.S. Treasury securities. As of June 30, 2009, the effective annualized interest rate payable on our investment in the GS Fund was approximately 0.03%, net of GS Fund fees and expenses. Assuming no other changes to our holdings as of June 30, 2009, a 1% change in the underlying interest rate payable on our GS Fund investment as of June 30, 2009 would not have a material effect on the amount of interest income earned from our GS Fund investment for the following 90-day period.

We have not engaged in any hedging activities since our inception on May 9, 2008. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of June 30, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Except as described below, there have been no material changes during the six months ended June 30, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Current market conditions have adversely affected the capital markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular.  These conditions make it more difficult for us to achieve our investment objective, particularly as they likely have an even greater impact on the micro-cap companies we intend to target.  This may adversely affect the financial condition and operating results of certain micro-cap companies in which we may invest, as well as reduce the availability of attractive micro-cap targets for potential investment.

The U.S. economy is currently in a recession and consumer confidence continued to deteriorate and unemployment figures continued to increase during the first half of 2009.  However, in recent months, certain economic indicators have shown modest improvements. Banks and others in the financial services industry have continued to report significant write-downs in the fair value of their assets, which has led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. In addition, the stock market has declined significantly, with both the S&P 500 and the Nasdaq Composite, declining by over 38% during 2008. These events have significantly constrained the availability of debt and equity capital for the market as a whole. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses.

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

We are currently in a period of capital markets disruption and recession.  These conditions are likely to have a more severe impact on micro-cap companies, which may adversely affect our portfolio companies and reduce the number of potential micro-cap company investments that meet our investment criteria.

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

We have not identified any of the portfolio companies in which we will invest the net proceeds of our continuous public offering and, as a result, we may be deemed to be a "blind pool" investment company until such time as we begin making investments in portfolio companies.

Our investments will be selected by our investment adviser’s investment professionals, subject to the approval of its Investment Committee, and our stockholders will not have input into our investment decisions. Both of these factors will increase the uncertainty, and thus risk, of investing in our shares. In addition, until such time as we begin making investments in portfolio companies, we may be deemed to be a "blind pool" investment company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2009.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 14, 2009, Keating Capital, Inc. held its 2009 Annual Meeting of Stockholders in Greenwood Village, Colorado, for the purpose of considering and voting upon the election of directors, ratification of the selection of an independent registered public accounting firm,  approval of the Amended and Restated Articles of Incorporation of Keating Capital, Inc., and approval of the Amended and Restated Investment Advisory and Administrative Services Agreement to be entered into by and between Keating Capital, Inc. and its investment adviser, Keating Investments, LLC.  Votes were cast as follows:

Director Nominee	For	Withheld
Andrew S. Miller	427,900	0
William F. Owens	427,900	0

Proposal	For	Against	Abstain
Ratification of the selection of Grant Thornton LLP	427,900	0	0

Proposal	For	Against	Abstain
Approval of the Amended and Restated Articles of Incorporation	427,900	0	0
of Keating Capital, Inc.

Proposal	For	Against	Abstain
Approval of the Amended and Restated Investment Advisory and Administrative Services Agreement to be entered into by and between Keating Capital, Inc. and its investment adviser, Keating Investments, LLC	427,900	0	0

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009)
3.2	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.3	Dividend Reinvestment Plan (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009)
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
10.1
Form of Amended and Restated Investment Advisory and Administrative Services Agreement (Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 1, 2009)

10.2	License Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009)
10.4	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)