Form 10-Q
period 2009-09-30
KEATING CAPITAL INC
filed 2009-11-10
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 10, 2009 was 569,900.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
Investments in certificates of deposit	$3,500,000	$-
Investments in money market funds	-	4,411,127
Cash and cash equivalents	185,036	367,588
Prepaid expenses and other assets	58,787	31,448
Deferred offering costs	433,139	-

Total Assets	4,176,962	4,810,163

Liabilities
Base management fees payable to Investment Adviser	25,339	11,990
Administrative fees payable to Investment Adviser	67,408	28,041
Reimbursable expenses payable to Investment Adviser	9,110	13,875
Accounts payable	69,963	35,783
Accrued expenses	35,230	5,000

Total Liabilities	207,050	94,689

Net Assets	$3,969,912	$4,715,474

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
569,900 shares issued and outstanding	$570	$570
Additional paid-in capital	5,243,864	5,243,864
Accumulated net investment loss	(1,274,522)	(528,960)

Net Assets	$3,969,912	$4,715,474

Common Shares Outstanding	569,900	569,900

Net Asset Value Per Outstanding Common Share	$6.96	$8.27

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

				Period from
	Three Months	Three Months	Nine Months	May 9, 2008
	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Investment Income
Interest and dividend income	$3,723	$6,011	$5,240	$6,011

Total Investment Income	3,723	6,011	5,240	6,011

Operating Expenses
Base management fees	22,342	-	70,019	-
Administrative fees	67,408	-	202,248	-
Legal and professional fees	84,944	158,092	303,179	276,036
Directors' fees	20,250	25,250	75,750	25,250
General and administrative expenses	43,125	41,998	99,606	54,697

Total Operating Expenses	238,069	225,340	750,802	355,983

Net Investment Loss	(234,346)	(219,329)	(745,562)	(349,972)

Net Decrease in Net Assets
Resulting from Operations	$(234,346)	$(219,329)	$(745,562)	$(349,972)

Net Decrease in Net Assets
Resulting from Operations
Per Common Share	$(0.41)	$(1.13)	$(1.31)	$(2.84)

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	569,900	194,448	569,900	123,407

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

		Period from
	Nine Months	May 9, 2008
	Ended	(Inception) to
	September 30,	September 30,
	2009	2008

Changes in Net Assets from Operations
Net investment loss	$(745,562)	$(349,972)

Net Decrease in Net Assets Resulting from Operations	(745,562)	(349,972)

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in private offering at $10 per share	-	5,151,000
Offering expenses associated with the issuance of common stock	-	(403,898)

Increase in Net Assets Resulting From
Capital Stock Transactions	-	4,747,102

Net (Decrease) Increase in Net Assets	(745,562)	4,397,130

Net assets at beginning of period	4,715,474	-

Net Assets at End of Period	$3,969,912	$4,397,130

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,	Period from May 9, 2008 (Inception) to September 30,
	2009	2008

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(745,562)	$(349,972)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(27,339)	(38,071)
Increase in base management fees payable to Investment Adviser	13,349	-
Increase in administrative fees payable to Investment Adviser	39,367	-
Increase (decrease) in reimbursable expenses
payable to Investment Adviser	(4,765)	8,545
Increase in accounts payable	34,180	20,098
Increase in accrued expenses	30,230	70,448

Net cash used in operating activities	(660,540)	(288,952)

Cash Flows From Investing Activities
Purchases of short-term investments	(7,203,814)	(4,405,474)
Proceeds from sales and maturities of short-term investments	8,114,941	-

Net cash provided by (used in) investing activities	911,127	(4,405,474)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	5,151,000
Offering costs from issuance of common stock	-	(403,898)
Deferred stock offering costs	(433,139)	-

Net cash (used in) provided by financing activities	(433,139)	4,747,102

Net (decrease) increase in cash and cash equivalents	(182,552)	52,676

Cash and cash equivalents, beginning of period	367,588	-

Cash and cash equivalents, end of period	$185,036	$52,676

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedules of Investments
(Unaudited)

September 30, 2009

				% of
	Shares	Cost	Fair Value	Net Assets

Certificates of Deposit
Certificates of Deposit (1)
Maturing on October 15, 2009
Annual Percentage Yield of 0.85%	-	$3,500,000	$3,500,000	88.16%

Total Investments		$3,500,000	$3,500,000	88.16%

(1) Fair value reflects amortized cost as of September 30, 2009.

December 31, 2008

				% of
	Shares	Cost	Fair Value	Net Assets

Money Market Funds
Goldman Sachs Financial Square
Treasury Instruments Fund (2)	4,411,127	$4,411,127	$4,411,127	93.55%

Total Investments		$4,411,127	$4,411,127	93.55%

(2) Fair value reflects redemption value as of December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights
(Unaudited)
		Period from
	Nine Months	May 9, 2008
	Ended	(Inception) to
	September 30,	December 31,
	2009	2008

Per Common Share Data (1)
Net asset value, beginning of period	$8.27	$-

Loss from investment operations:
Net investment loss	(1.31)	(0.93)

Total decrease from investment operations	(1.31)	(0.93)

Capital stock transactions:
Issuance of common stock in private offering	-	10.00
Offering expenses associated with the issuance of common stock	-	(0.80)

Total increase from capital stock transactions	-	9.20

Net asset value, end of period	$6.96	$8.27

Common shares outstanding, end of period	569,900	569,900

Supplemental Data and Ratios
Net assets, beginning of period	$4,715,474	$-
Net assets, end of period	$3,969,912	$4,715,474
Average net assets during period	$4,342,693	$2,357,737
Annualized ratio of operating expenses to average net assets	23.05%	35.62%
Annualized ratio of net investment loss to average net assets	22.89%	34.70%

(1) Financial highlights are based on total shares outstanding at end of period.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of November 20, 2008. As a BDC, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code beginning with its 2010 taxable year (see Federal and State Income Taxes subheading under Note 2).  Prior to electing to be treated as RIC, the Company will be taxable as a regular corporation under Subchapter C of the Internal Revenue Code.

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

Consolidation
Under the 1940 Act rules and the regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating any entity other than another investment company or an operating company that provides substantially all of its services and benefits to the Company. The Company’s September 30, 2009 financial statements include only the accounts of Keating Capital, Inc. as the Company currently has no subsidiaries.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the portfolio companies the Company chooses to invest in and any other parameters used in determining these estimates could cause actual results to differ.  The Company considers its significant estimates to include the fair value of investments in certificates of deposit.

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

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  ASC 820 specifically defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the Statement of Assets and Liabilities.

				Total Fair Value
	Quoted Prices In	Significant Other	Significant	Reported In
	Active Markets	Observable Inputs	Unobservable Inputs	Statement of
	(Level 1)	(Level 2)	(Level 3)	Assets and Liabilities

As of September 30, 2009
Certificates of Deposit (1)
(Maturing on October 15, 2009)	$-	$3,500,000	$-	$3,500,000

Total Investments at Fair Value	$-	$3,500,000	$-	$3,500,000

(1) Fair value reflects amortized cost as of September 30, 2009.

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

Investments in certificates of deposit are classified as short-term investments separate from cash and cash equivalents and are valued at amortized cost, which approximates fair value, and are classified as Level 2 in the fair value hierarchy.

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

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid instruments with an original maturity of 90 days or less at the date of purchase. Investments in money market mutual funds and certificates of deposit, which may have original maturities of 90 days or less, are separately classified as short-term investments.

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

As the Company has made no debt or equity investments in any portfolio companies since inception, no interest, dividend or other income from portfolio company investments was recorded for the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, or for the period from May 9, 2008 (Inception) to September 30, 2008.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Federal and State Income Taxes
The Company is currently taxable as a C corporation and uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Beginning with its 2010 taxable year, the Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code.  If the Company does not meet the criteria to qualify as a RIC for its 2010 taxable year, it will continue to be taxed as a regular corporation under Subchapter C of the Internal Revenue Code (a “C corporation”).  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to its stockholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Uncertain tax positions
The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of September 30, 2009 and for the period then ended, the Company did not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. Net realized capital gains, if any, are distributed at least annually.  No dividends or distributions were declared or paid to common stockholders for the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, or for the period from May 9, 2008 (Inception) to September 30, 2008.

Per Share Information
Net changes in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Subsequent Events
The Company evaluated subsequent events through the time of filing its Quarterly Report on Form 10-Q on November 10, 2009.  The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of its Quarterly Report on Form 10-Q that would have a material impact on its financial statements.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per  Share (or Its Equivalent) (“ASU 2009-12”), which provides amendments to ASC Subtopic 820-10, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  ASU 2009-12 permits a reporting entity to measure the fair value of an investment that is within its scope on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 820.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009, and its adoption is not expected to impact Company’s financial condition, results of operations or cash flows.

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

Total Base Fees incurred for the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, and for the period from May 9, 2008 (Inception) through September 30, 2008 were $22,342, $70,019, $0, and $0, respectively.

At September 30, 2009, total Base Fees payable to Keating Investments were $37,258, including $11,919 of Accounts Payable in the accompanying Statement of Assets and Liabilities.

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

No incentive fees were earned by or paid to Keating Investments for the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, or for the period from May 9, 2008 (Inception) through September 30, 2008, as the Company generated no realized capital gains during these periods.

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

In accordance with the Investment Advisory and Administrative Services Agreement, the allocation of administrative expenses from Keating Investments commenced on November 13, 2008.  For the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, and for the period from May 9, 2008 (Inception) to September 30, 2008, allocated administrative expenses totaled $67,408, $202,248, $0, and $0, respectively.

Reimbursable expenses payable to Keating Investments totaling $9,110 and $13,875 in the accompanying statement of assets and liabilities at September 30, 2009 and December 31, 2008, respectively, represent direct expenses of Keating Capital that were paid by Keating Investments on behalf of Keating Capital and are not comprised of allocable expenses under the Investment Advisory and Administrative Services Agreement.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The Investment Advisory and Administrative Services Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that the Company may terminate the agreement without penalty upon 60 days written notice to Keating Investments.  If Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

License Agreement
On July 28, 2008, the Company entered into a license agreement (“License Agreement”) with Keating Investments pursuant to which Keating Investments granted the Company a non-exclusive license to use the name “Keating.” Under the License Agreement, the Company has a right to use the Keating name and logo, for as long as Keating Investments or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Keating” name or logo. The License Agreement will remain in effect for as long as the Investment Advisory and Administrative Services Agreement with Keating Investments is in effect.

4.            Capital Stock

The Company’s authorized capital stock consists of 200,000,000 shares of stock, par value $0.001 per share, all of which has initially been designated as common stock.

During the three and nine months ended June 30, 2009, the Company did not issue any shares of common stock.

On May 14, 2008, the Company sold 100 shares of common stock to Keating Investments at $10.00 per share, resulting in gross proceeds of $1,000.

From August 27, 2008 through November 12, 2008, the Company sold 569,800 shares of common stock in a private offering to various qualified purchasers at $10.00 per share, resulting in gross proceeds of $5,698,000 (the “Private Offering”).  After the payment of placement agent commissions and other offering costs of $454,566, the Company received net proceeds of $5,243,434 in connection with the Private Offering.

In connection with the Private Offering, the Company paid Andrews Securities, LLC (“Andrews Securities”) an aggregate of $398,860 in commissions (7% of gross proceeds received) and $15,632 in expense reimbursements for acting as the Company’s exclusive placement agent under the Offering.

On June 11, 2009 the Company commenced a continuous public offering pursuant to which the Company intends to sell from time to time up to 10 million shares of its common stock, at an initial offering price of $10.00 per share, for a period of 12 months, subject to a 6-month extension at the Company’s sole discretion.  There can be no assurance that the Company will be able to sell all of the shares it is presently offering and as of September 30, 2009, no shares of common stock had been sold and no proceeds had been received from the Company’s continuous public offering.

Prior to August 21, 2008, Andrews Securities was 100% owned by the Company’s investment adviser, Keating Investments.  On August 21, 2008, a transaction was completed whereby Keating Investments sold 65% of Andrews Securities to Jeff L. Andrews and 15% of Andrews Securities to Michael J. Keating, the brother of Timothy J. Keating, the Company’s President and Chief Executive Officer.  Following the completion of this transaction, Keating Investments continued to own 20% of Andrews Securities, but did not actively participate in the operations or management of Andrews Securities.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

On January 31, 2009, Keating Investments sold its remaining 20% interest in Andrews Securities to Jeff L. Andrews and upon completion of the sale transaction, was terminated as a member of Andrews Securities. Additionally, on January 31, 2009, Michael J. Keating transferred and assigned his 15% interest in Andrews Securities directly to Andrews Securities.  Upon completion of this transaction, Michael J. Keating was removed as a member of Andrews Securities, with Jeff L. Andrews having a 100% ownership interest in Andrews Securities.  As a result of Keating Investments’ previous ownership of Andrews Securities, Andrews Securities may have previously been deemed an affiliate of Keating Investments and, as a result of the Company’s relationship with Keating Investments and Timothy J. Keating, previously an affiliate of the Company’s.

5.            Changes in Net Assets Per Share
The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, and for the period from May 9, 2008 (Inception) to September 30, 2008:
				Period from
	Three Months	Three Months	Nine Months	May 9, 2008
	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Numerator for decrease in net assets per share	$(234,346)	$(219,329)	$(745,562)	$(349,972)

Denominator for basic and diluted
weighted average shares	569,900	194,448	569,900	123,407

Basic and diluted net decrease in net assets per share
resulting from operations	$(.41)	$(1.13)	$(1.31)	$(2.84)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us at the time we filed this quarterly report on Form 10-Q with the SEC, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We intend to utilize a three-step investment process focused on:

•	An initial investment consisting of convertible debt or convertible preferred stock;

•	A going public preparation process; and

•	A subsequent follow-on investment typically consisting of convertible preferred stock or other equity.

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

The convertible debt instruments we expect to receive in connection with our initial investments will likely be unsecured or subordinated debt securities.  These convertible debt instruments will in nearly all cases not be rated by a national rating agency.  If such debt securities were rated, however, we would expect them to fall below investment grade, which are sometimes referred to as “junk bonds,” meaning that they are more speculative in nature with respect to the issuer’s capacity to pay interest and repay principal, and are therefore subject to greater risk of default than other debt securities that qualify as investment grade. The equity investments we expect to receive in connection with our follow-on investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest.   In the near term, we expect that our total initial and follow-on investments in each portfolio company will typically range from $500,000 to $1,000,000, although we may invest more than this threshold in certain opportunistic situations.  We expect the size of our individual investments to increase if and to the extent our capital base increases in the future.

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

We are externally managed by Keating Investments, LLC (“Keating Investments”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, or the “Advisers Act.”  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments has a 13-year track record of investing in and working with micro-cap public companies and has assisted 20 companies in achieving public company status.  Keating Investments also provides us with the administrative services necessary for us to operate.

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

Research shows that publically traded companies are potentially valued higher than comparable private company peers because market participants may pay a significant premium for liquidity.  Investors willing to accept illiquidity in the form of a private, pre-IPO investment can attempt to capture this potential valuation differential once a company becomes publicly traded.

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

Current Economic Environment

The U.S. economy is currently in a recession. During the nine months ended September 30, 2009, consumer confidence continued to deteriorate and unemployment figures increased. However, in recent months, certain economic indicators have shown modest improvements.  The generally depressed economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap companies.

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

Investment Portfolio and Activities

During the three and nine months ended September 30, 2009, our investment portfolio consisted solely of money market investments and short-term certificate of deposit investments.  While our investment adviser continues to actively evaluate potential portfolio investments in micro-cap companies that meet our investment criteria, we have made no investments in portfolio companies as of September 30, 2009.

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

Since the closing of our initial private placement in November 2008, our investment adviser has reviewed over one hundred companies that meet the Company’s investment criteria.  Of those companies, seven are at various stages in the pipeline as of September 30, 2009, though we currently do not anticipate finalizing and funding any target portfolio investments during the remainder of 2009.  Beginning in 2010, we anticipate making five to ten investments per year depending upon the amount of capital we have available for investment.  The consummation of each investment will depend upon satisfactory completion of our due diligence investigation of the prospective portfolio company, our confirmation and acceptance of the investment terms, structure and financial covenants, the execution and delivery of final binding agreements in form mutually satisfactory to the parties, the absence of any material adverse change and the receipt of any necessary consents.  We can provide no assurance that we will be able to meet our anticipated pace of investment.

Results of Operations

We were incorporated on May 9, 2008 and commenced operations in November 2008.  Set forth below are the results of operations for the three and nine months ended September 30, 2009, for the three months ended September 30, 2008, and for the period from May 9, 2008 (Inception) to September 30, 2008.

Revenues.  We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our marketing efforts along with general and administrative expenses before we will earn any material revenue.

We previously raised a total of $5,698,000 in gross proceeds in our initial private placement which was completed on November 12, 2008.  Management of Keating Investments contributed 16.7% of that total.  Since inception, we have incurred operating cash outflows of approximately $1,125,000, stock offering costs of approximately $455,000, including placement agent commissions, associated with our initial private placement, and deferred stock offering costs of approximately $433,000 associated with our continuous public offering, resulting in approximately $3,685,000 of capital available as of September 30, 2009.  We have generated and will continue to generate limited revenue from interest earned from the temporary investment of the net proceeds from our initial private placement offering in U.S. government securities and other high-quality debt investments that mature in one year or less. For the three and nine months ended September 30, 2009, we earned interest and dividend income from money market and certificate of deposit investments of approximately $3,700 and $5,240, respectively. For the three months ended September 30, 2008 and for the period from May 9, 2008 (inception) through September 30, 2008, we earned  interest and dividend income from money market investments of approximately $6,011.

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

As we have made no debt or equity investments in any portfolio companies since inception, no interest, dividend or other income from portfolio company investments was recorded during the three and nine months ended September 30, 2009, during the three months ended September 30, 2008, or during the period from May 9, 2008 (Inception) through September 30, 2008.

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

For the three months ended September 30, 2009, we had operating expenses of $238,069, comprised of: (i) legal, accounting and other professional fees of $84,944; (ii) directors’ fees of $20,250; (iii) base management fees of $22,342; (iv) allocated administrative fees of $67,408; and (v) other general and administrative expenses of $43,125.

For the nine months ended September 30, 2009, we had operating expenses of $750,802, comprised of: (i) legal, accounting and other professional fees of $303,179; (ii) directors’ fees of $75,750; (iii) base management fees of $70,019; (iv) allocated administrative fees of $202,248; and (v) other general and administrative expenses of $99,606.

For the three months ended September 30, 2008, we had operating expenses of $225,340, comprised of: (i) legal, accounting and other professional fees of $158,092; (ii) directors’ fees of $25,250; and (iii) other general and administrative expenses of $41,998.

For the period from May 9, 2008 (inception) through September 30, 2008, we had operating expenses of $355,983, comprised of: (i) legal, accounting and other professional fees of $276,036; (ii) directors’ fees of $25,250; and (iii) other general and administrative expenses of $54,697.

Financial Condition, Liquidity and Capital Resources

We generated net cash proceeds of $5,243,434 from our initial private placement which was completed on November 12, 2008.
We plan to invest the net proceeds remaining from our initial private placement in portfolio companies in accordance with our investment objective and strategies described in this quarterly report.  We currently do not anticipate finalizing and funding any portfolio company investments during the remainder of 2009.  Beginning in 2010, we anticipate making five to ten investments per year depending upon the amount of capital we have available for investment and on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

On June 11, 2009, we commenced a continuous public offering pursuant to which we intend to sell from time to time up to 10 million shares of our common stock, at an initial offering price of $10 per share, for a period of 12 months, subject to a six month extension at our sole discretion.  There can be no assurance that we will be able to sell all of the shares we are presently offering and as of September 30, 2009, no shares of common stock had been sold and no proceeds had been received from our continuous public offering. We plan to invest the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategies described in this quarterly report.  We anticipate that it will take us up to 12 to 24 months after conclusion of the continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. We cannot assure you we will achieve our targeted investment pace.

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

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of September 30, 2009, we had made no investments in portfolio companies.

As of September 30, 2009, we had cash resources of approximately $3,685,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $182,000, and management fees payable to Keating Investments of approximately $25,000.  As of December 31, 2008, we had cash resources of approximately $4,779,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $83,000, and management fees payable to Keating Investments of approximately $12,000.

As of September 30, 2009, our cash resources included approximately $3,500,000 invested in certificates of deposit with original maturities of four weeks (maturing on October 15, 2009) which have been valued by us at amortized cost as of September 30, 2009.  The remainder of our cash resources of approximately $185,000 are held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.   We currently have no investments in debt or equity securities of private or public companies.  As of December 31, 2008, our cash resources included approximately $4,411,000 invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market mutual fund holding primarily short-term U.S. Treasury securities, and approximately $368,000 held in depository accounts at Steele Street Bank & Trust.

As of September 30, 2009, we had net assets of $3,969,912 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $6.96.  As of December 31, 2008, we had net assets of $4,715,474 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $8.27.

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

We are currently taxable as a C corporation.  Beginning with our 2010 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

In addition, after the effective date of our election to be taxable as a RIC, we currently intend to distribute realized net capital gains, if any, at least annually; however, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to our stockholders. If this happens, our stockholders will be treated as if they had received an actual distribution of the capital gains we retain and reinvested the net after-tax proceeds in us. In this situation, our stockholders would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements.

Related Parties

We have a number of business relationships with affiliated or related parties.  We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the managing member and majority owner of Keating Investments.   Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, is also an executive officer and member of Keating Investments.  Kyle L. Rogers, our Chief Operating Officer and Secretary, is also an executive officer and member of Keating Investments.  We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive license to use the name “Keating.” In addition, pursuant to the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments provides us with certain administrative services necessary to conduct our day-to-day operations.

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

Federal Income Taxes. We are currently taxable as a C Corporation. Beginning with our 2010 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.  If we do not meet the criteria to qualify as a RIC for our 2010 taxable year, we will continue to be taxed as a regular corporation under Subchapter C of the Code. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, we are required to annually distribute at least 90% of our investment company taxable income, as defined by the Code.

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

As of September 30, 2009, approximately $3,500,000 was invested in certificates of deposit with original maturities of four weeks (maturing on October 15, 2009) at an effective annualized interest rate of approximately 0.85%. Assuming no other changes to our holdings as of September 30, 2009, a 1% change in the underlying interest rate payable on our certificate of deposit investments as of September 30, 2009 would not have a material effect on the amount of interest income earned from our certificate of deposit investments for the following 90-day period.

We have not engaged in any hedging activities since our inception on May 9, 2008. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.

As of September 30, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes during the nine months ended September 30, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The U.S. economy is currently in a recession. During the nine months ended September 30, 2009, consumer confidence continued to deteriorate and unemployment figures increased. However, in recent months, certain economic indicators have shown modest improvements.  Banks and others in the financial services industry previously reported significant write-downs in the fair value of their assets, which led to the failure of a number of banks and investment companies, a number of distressed mergers and acquisitions, the government take-over of the nation’s two largest government-sponsored mortgage companies, and the passage of the $700 billion Emergency Economic Stabilization of 2008 in early October 2008. In addition, the stock market declined significantly, with both the S&P 500 and the Nasdaq Composite declining by over 38% during 2008. These events have significantly constrained the availability of debt and equity capital for the market as a whole. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses.

The generally distressed economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap companies we intend to target for investment.  As a result, we will likely experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, our debt and equity investments in portfolio companies could be impaired to the extent such portfolio companies experience financial difficulties arising out of the current economic environment.  Our inability to locate attractive investment opportunities, or the impairment of our portfolio investments as a result of economic conditions, could have a material adverse effect on our financial condition and results of operations.

We are currently in a period of capital markets disruption and recession.  These conditions are likely to have a more severe impact on micro-cap companies, which may adversely affect our portfolio companies and reduce the number of potential micro-cap company investments that meet our investment criteria.

The U.S. capital markets have been experiencing extreme volatility and disruption for an extended period of time and the U.S. economy is currently in a recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow and negatively impact our operating results.

Although we do not currently intend to do so, if we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Although we do not presently intend to do so, if we use leverage to partially finance our investments, through borrowing from banks and other lenders, potential investors and current shareholders will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

 We will remain subject to corporate-level income tax if we are unable to qualify as a regulated investment company under Subchapter M of the Code.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code beginning with our 2010 taxable year and succeeding years thereafter, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2009.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the three months ended September 30, 2009.

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

Date: November 10, 2009	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)