Form 10-K
period 2009-12-31
KEATING CAPITAL INC
filed 2010-03-30
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐  No  ☐.

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

No established market exists for the Registrant’s shares of common stock.   Based upon the $10 offering price of the shares issued in connection with the Registrant’s initial private placement, approximately $3,498,000 of the Registrant’s common stock was held by non-affiliates as of June 30, 2009.  For the purposes of calculating the above amount, all directors and executive officers of the Registrant have been treated as affiliates. There were 914,515 shares of the Registrant’s common stock outstanding as of March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

KEATING CAPITAL, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

In this annual report, unless otherwise indicated, the “Company”, “we”, “us” or “Our” refer to Keating Capital, Inc.

We were incorporated on May 9, 2008 under the laws of the State of Maryland, and we filed an election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) on November 20, 2008.  Keating Investments, LLC (“Keating Investments”) serves as our investment adviser and also provides us with the administrative services necessary for us to operate. Keating Investments may also retain additional investment professionals in the future, based upon its needs.

Congress created business development companies in 1980 in an effort to help public capital reach smaller and growing private and public companies.   We are designed to do precisely that.  We seek to make minority, non-controlling equity investments in private businesses that are seeking growth capital and that we believe are committed to, and capable of, becoming public, which we refer to as “public ready” or “primed to become public.”

We seek to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies. Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.  In accordance with our investment objective, we seek to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies” and US.-based, private companies with an equity value of between $250 million and $1 billion, which we refer to as “small-cap companies.”  Our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we may acquire in such companies.  However, we anticipate that a portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation. We may also make investments on an opportunistic basis in U.S.-based publicly-traded companies with market capitalizations of less than $250 million, as well as foreign companies that otherwise meet our investment criteria, subject to certain limitations imposed under the 1940 Act.

Our investments will generally take the form of either “sponsored deals” or “financing participation deals.” In a sponsored deal, we are generally the lead or primary investor, and are principally responsible for setting the terms and conditions of the investment, establishing the going public process, milestones and timing, generally assisting the portfolio company in raising any additional capital from co-investors and providing going public assistance and guidance. While we may in certain circumstances make an initial seed investments in prospective portfolio companies in sponsored deals, we typically attempt to avoid the risk associated with an initial seed investment where the potential portfolio company may abandon the going public process due to its inability or unwillingness to undertake and complete the audit, governance and other requirements to become public. We also believe it is important for a potential portfolio company to demonstrate its commitment to the going public process by funding any upfront legal and audit costs. All of the investment process steps set forth below will typically be applicable in a sponsored deal.

In a financing participation deal, typically we participate in a current private offering round being self-underwritten by the potential portfolio company or distributed by placement agents. Typically, the terms of a financing participation deal, which are generally already established consistent with a financing intended to be the last financing round prior to a traditional initial public offering (“pre-IPO”), have already been established by the issuer and/or the placement agent.  In these types of deals, we generally are dealing with existing management and principal investors with a greater level of public company experience or knowledge and an expectation to go public within our targeted time frame.

Financing participation deals arise when we have the opportunity to participate in current pre-IPO financing rounds of later stage, venture capital-backed private companies that otherwise meet our investment criteria.  In these transactions, we are able to focus our investment process on a single investment, eliminating the need for an initial investment to fund certain upfront going public costs in a prospective portfolio company.

In financing participation deals, we believe we are generally able to avoid the risk associated with an initial seed investment where the potential portfolio company may abandon the going public process due to its inability or unwillingness to undertake and complete the audit, governance and other requirements to become public. We also believe it is important for a potential portfolio company to demonstrate its commitment to the going public process by funding any upfront legal and audit costs.  Our belief is that potential portfolio companies which meet our investment criteria will generally be able and willing to fund these upfront going public costs or will have already substantially completed certain audit and governance requirements.  Financing participation deals, which typically do not require us to seek co-investors, are also attractive to us while our investment size is limited as we attempt to increase our capital base.  Unlike sponsored deals, certain of the investment process steps may not be applicable to financing participation deals as identified below.

In a financing participation deal, we will typically make a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after we are satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within our desired timeframes and has substantially completed certain audit and governance requirements to our satisfaction prior to the closing of our investment.

While we have specifically identified sponsored deals and financing participation deals, we believe there may be other types of investment opportunities which may not have the specific characteristics of a sponsored deal or financing participation deal, but which may still meet our general investment criteria and which are still relevant to our focus on micro-cap and small-cap companies capable of and committed to becoming public.  We may make investments in such portfolio companies on an opportunistic basis.  In all cases, we expect our portfolio companies will generally be able to file a registration statement with the SEC within three to twelve months after our investment and will generally be able to obtain an exchange listing within twelve to eighteen months after our investment.

In evaluating both sponsored and financing participation deals, we utilize an investment process focused on the following factors.  *The investment process factors below associated with term sheets, co-investment documents, placement agents and capital raising are not typically a part of financing participation deals.  As a result, the steps associated with these factors are typically not followed for financing participation deals.:

•
Qualification. We obtain information from the potential portfolio company’s management, conduct a preliminary evaluation of threshold issues and make a determination as to whether the opportunity is qualified and deserving of additional investigation.

•
Evaluation. We undertake an in-depth evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we have interest in pursuing the investment.

•
Report Preparation. We prepare an internal investment report which discusses our evaluation findings and recommendations, together with an internal valuation report outlining our acceptable valuation ranges for an investment.

•	Approval. Our investment adviser’s Investment Committee reviews the investment and valuation reports and, when appropriate, approves the investment subject to completion of satisfactory due diligence.

•
Term Sheet.*  We prepare, negotiate and execute a term sheet with the portfolio company which, among other things, will establish the due diligence process and set a transaction closing time table (including the achievement of going public milestones).  This step is not applicable to our financing participation deals since the terms and conditions of such an investment have typically already been set by the portfolio company.

•	Due Diligence. We conduct an on-site diligence visit and complete the gathering and review of diligence materials.

•
Co-Investment Documents.*  As required, we assist the portfolio company in the review, revision and preparation of a confidential business memorandum, company investment PowerPoint presentation and executive summary that will be used by us to approach co-investors on a selected basis or by the portfolio company and its placement agents to undertake a private placement offering.  This step is typically not applicable to our financing participation deals as these documents or comparable information will normally already be available.

•
Governance.  We establish, and assist the portfolio company in satisfying, certain governance matters which may be required for an exchange listing and which we may designate as a condition to the closing of our investment (including the appointment of an independent board and the audit and compensation committees, the hiring, or the engagement of an executive recruiter to conduct a search for a qualified CFO, the engagement of a qualified independent auditor and completion of the audit).

•
Placement Agent.* As required, we assist the portfolio company in identifying potential placement agents to raise additional capital beyond the investment amount we intend to provide.    This step is typically not applicable to our financing participation deals since either a placement agent will have already been engaged or the portfolio company will be handling the offering itself on a self-underwritten basis.

•
Capital Raising;* Going Public Preparation.  We assist the portfolio company in monitoring the capital raising process, by introducing co-investors on a selected basis, and in achieving certain “going public” milestones which we may designate as a condition to the closing of our investment.     This step is typically not applicable to our financing participation deals; however, on a selected basis, we may introduce certain co-investors to the portfolio company.

•	Investment Closing. At closing, we make our investment, principally consisting of convertible debt or convertible preferred stock or other equity.

•
Completion of Going Public Process.  Following the closing of our investment, we will provide managerial assistance to the portfolio company in their completion of the going public process, as needed, within the general time frames set forth below:

o  For a Sponsored Deal:

(i) If we believe that the portfolio company is able to complete a traditional IPO based primarily on its revenue and profitability levels measured against recent comparable IPO transactions, which we refer to herein as “IPO qualified” or an “IPO qualified company,” we expect that the portfolio company will file a registration statement under the Securities Act within approximately nine months after closing and complete the IPO and obtain a senior exchange listing within approximately 15 months after closing.  If the portfolio company fails to complete an IPO within the 15-month time frame, the portfolio company is expected to file a registration statement under the Exchange Act and become a reporting company within 18 months after closing.

(ii) If we believe that the portfolio company is not IPO qualified at the time of our investment, we expect that the portfolio company will file a registration statement under the Exchange Act within three months after closing and obtain a junior or senior exchange listing within 15 months after closing.

o  For a Financing Participation Deal:

We expect that the portfolio company, which will typically be IPO qualified, will file a registration statement under the Securities Act within 12 months after closing and complete an IPO and obtain a senior exchange listing within 18 months after closing.

Investment Process Steps and Activities

Qualification, Evaluation and Report Preparation	Obtain Company Information
(2 - 3 weeks)	Preliminary Evaluation of Threshold Issues
Prepare Summary Analysis
Assess Investment Criteria
In-depth Company Evaluation
Review Industry and Analyst Reports
Management and Third Party Interviews
Analyze Transaction Structure
Prepare Investment and Valuation Report

Approval, Term Sheet and Due Diligence	Investment Committee Review and Approval
(1 - 2 weeks)	Set Primary Terms and Conditions of Investment*
Establish Critical Going Public Milestones
Discuss Co-Investment Strategy with Company*
Approve Investment
Prepare Term Sheet*
Establish Transaction Time Table*
Distribute Due Diligence Checklist
Conduct On-Site Visit and Complete Due Diligence

Co-Investment Documents, Governance and Placement Agent	Complete Business Memorandum and Investor Presentation*
(2 - 3 weeks)	Identify Qualified Agents and Co-Investors*
Assist in Governance Matters
Begin Search/Hire Qualified CFO
Engage PCAOB Auditor
Delivery of Audited Financial Statements
Engage Placement Agent*

Capital Raising, Going Public Preparation	Monitor Capital Raising Process*
(6 - 8 weeks)	Introduce Selected Co-Investors
Satisfy Going Public Milestones

Investment Closing	Prepare Investment Documents*
(1 - 2 weeks)	Fund Investment

Completion of Going Public Process	Assist in Going Public Matters
(within 18 months after closing)	Prepare/File Registration Statement
Regulatory Approval
Complete IPO
Listing on/Upgrade to Senior Exchange

*Indicates typically not part of financing participation deals.

As an integral part of our investment, we intend to partner with our portfolio companies to become public companies that meet the governance and eligibility requirements for a listing on the New York Stock Exchange, Nasdaq (Global Select, Global or Capital Market) or NYSE Amex Equities, formerly known as the American Stock Exchange (collectively, “U.S. Senior Exchanges”).  We will also consider listings by foreign portfolio companies on the Toronto Stock Exchange, London Stock Exchange, Frankfurt Stock Exchange, Hong Kong Stock Exchange and other foreign exchanges that we may determine as an acceptable venue (collectively, “Foreign Senior Exchanges”).  As a BDC, however, we cannot invest more than 30% of our assets in foreign investments.

We refer to the U.S. Senior Exchanges and the Foreign Senior Exchanges herein collectively as the “senior exchanges” or individually as a “senior exchange.” We intend for our portfolio companies to go public either through the filing of a registration statement under the Securities Act or the Exchange Act.   For portfolio companies that we believe are IPO qualified, we expect these companies to go public by filing a registration statement under the Securities Act and completing an IPO.  For portfolio companies that are either not IPO qualified at the time of our investment or fail to complete an IPO under the Securities Act in a timely manner, we expect these companies to go public by filing a registration statement under the Exchange Act, which makes them a non-listed public filer initially.

In general, we seek to invest in micro-cap and small-cap companies that we believe will generally be able to file a registration statement with the SEC within approximately three to twelve months after our investment.  These registration statements may take the form of a resale registration statement filed by a portfolio company under the Securities Act coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act, a registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act, or a registration statement under the Securities Act registering the primary sale of common stock of a portfolio company in an IPO.

We expect the common stock of our portfolio companies that are not IPO qualified at the time of our investment or fail to complete an IPO in a timely manner to typically be initially quoted on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) or, in the case of foreign portfolio companies, the Toronto Stock Exchange Venture, the Shenzhen Stock Exchange (Chinext) or other foreign exchanges that we may determine as an acceptable initial foreign listing venue (collectively, “Foreign Junior Exchange”), following the completion of the registration process, depending upon satisfaction of the applicable listing requirements.   We refer to the OTC Bulletin Board and the Foreign Junior Exchanges herein collectively as the “junior exchanges” or individually as a “junior exchange.”

We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on either a junior or senior exchange within the expected timeframe, if at all.  If, for any reason, a traditional IPO is unavailable due to either market conditions or an underwriter’s minimum requirements, we believe that we can provide each of our portfolio companies with an alternative and more certain solution to becoming public and obtaining an exchange listing through our investment adviser’s going public, aftermarket support and public markets expertise.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that a senior exchange listing, if obtained, will generally provide our portfolio companies with greater visibility, marketability, and liquidity than they would otherwise be able to achieve without such a listing.  Since we intend to be more patient investors, we believe that our portfolio companies may have an even greater potential for capital appreciation if they are able to demonstrate sustained earnings growth and are correspondingly rewarded by the public markets with a price-to-earnings (P/E) multiple appropriately linked to earnings performance.  We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to achieve such sustained earnings growth, or that the public markets will recognize such growth, if any, with an appropriate market premium.

To the extent that we receive convertible debt instruments in connection with our investments, such instruments will likely be unsecured or subordinated debt securities. The convertible preferred stock we expect to receive in connection with our investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest.

Since we currently intend to elect to be treated as a Regulated Investment Company (“RIC”) beginning with our 2010 taxable year, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.   As a result, to comply with these diversification requirements, we expect that the size of our individual portfolio company investments will typically range from $250,000 to $500,000. However, we may invest more than this threshold in certain opportunistic situations, provided we do not invest more than 25% of the value of our assets (for up to 50% of our investment portfolio) in any portfolio company, to allow us to continue to qualify for RIC status.  We expect the size of our portfolio company investments to increase to the extent our capital base increases in the future.  In the event we determine not to elect to be treated as a RIC based on the results of our operations and other factors during our 2010 taxable year, there would be no limit on the size of our individual portfolio company investments.

We expect that our capital will primarily be used by our portfolio companies to finance organic growth.  To a lesser extent, our capital may be used to finance acquisitions and recapitalizations. Our investment adviser’s investment decisions are based on an analysis of potential portfolio companies’ management teams and business operations supported by industry and competitive research, an understanding of the quality of their revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.  Our investment adviser also assesses each potential portfolio company as to its appeal in the public markets, its suitability for achieving and maintaining public company status and its eligibility for a senior exchange listing.

The U.S. economy continues to experience recessionary conditions even though there are some positive economic indicators which are showing signs of recovery.  The generally distressed economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap and small-cap companies we target for investment.  As a result, we will likely experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, our debt and equity investments in portfolio companies could be impaired to the extent such portfolio companies experience financial difficulties arising out of the current economic environment.  Our inability to locate attractive investment opportunities, or the impairment of our portfolio investments as a result of economic conditions, could have a material adverse effect on our financial condition and results of operations.

We have a limited operating history.  While our investment adviser actively evaluates potential portfolio investments in micro-cap and small-cap companies that meet our investment criteria, we had made no investments in portfolio companies as of December 31, 2009.  As of the filing of this annual report on Form 10-K, we have made one portfolio company investment, a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, a San Jose, California based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks, which was completed on January 25, 2010.  We anticipate that it will take us up to 12 to 24 months after conclusion of our continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.  Beginning in 2010, we anticipate making five to ten investments per year depending upon the amount of capital we have available for investment.  We cannot assure you we will achieve our targeted investment pace.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

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

Registered Continuous Public Offering of Securities

On June 11, 2009, we commenced a continuous public offering pursuant to which we intend to sell from time to time up to 10 million shares of our common stock, at an initial offering price of $10 per share, adjusted for volume discounts and commission waivers, for a period of 18 months ending on December 11, 2010.  As of December 31, 2009, we had not issued any shares of common stock under our continuous public offering.  Subsequent to December 31, 2009 and through the filing of this annual report on Form 10-K, we have received and accepted subscriptions for 344,615 shares of our common stock at an average price per share of approximately $9.99, resulting in gross proceeds of $3,441,936.  There can be no assurance that we will be able to sell all of the shares we are presently offering in our continuous public offering. We plan to invest the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategies described in this annual report.  We anticipate that it will take us up to 12 to 24 months after conclusion of the continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. We cannot assure you we will achieve our targeted investment pace.

Targeted Investments

We seek to provide capital primarily to micro-cap companies with an equity value of less than $250 million and small-cap companies with an equity value of between $250 million and $1 billion.  With micro-cap and certain small-cap companies historically having difficulty accessing the traditional capital markets and having less analyst coverage, less institutional ownership and lower trading volume, we believe an opportunity exists to become a preferred source of capital to such micro-cap and small-cap companies, particularly given our public markets strategy and the expertise of our investment adviser.  Our investment activities will generally be focused on micro-cap and small-cap companies that have demonstrated attractive revenue and earnings growth relative to their peers, and whose management teams are committed to becoming public reporting companies.  We expect these public ready companies will also have some or all of the following characteristics:

•
Operates in an attractive growth industry. We focus on micro-cap and small-cap companies across a broad range of attractive growth industries that we believe are being transformed or created anew by technological, economic and social forces and are capable of attracting interest from both retail and institutional investors.

•
Immediate need for external capital. We target micro-cap and small-cap companies whose organic growth is currently constrained by limited capital, and which have reached a point in their development where we believe external capital is required.  As part of our investment, we offer a more stable form of equity capital for our portfolio companies, while requiring that their ownership structure align the economic interests of their management team with the success of the enterprise.

•
Demonstrated revenue stream. We invest in micro-cap and small-cap companies that have a demonstrated revenue stream that we believe will make them attractive as publicly traded companies.  However, in certain opportunistic situations, we may invest in development stage, pre-revenue stage and early revenue stage companies if there is a clear and verifiable path to generating meaningful revenue within the next 12 months.

•
Demonstrated profitability. We focus on micro-cap and small-cap companies that are at or near profitability on earnings before interest, taxes, depreciation and amortization (“EBITDA”) or cash flow from operations basis. With the capital we provide, together with the projected EBITDA or cash flow from operations of our portfolio companies, we expect each of our portfolio companies to be able to finance their development over the next twelve to eighteen months without requiring additional outside capital subsequent to completion of our investment.  Once our portfolio companies become eligible to be listed on a senior exchange, which we generally expect to occur within twelve to eighteen months after completion of our investment, we would expect our portfolio companies to be positioned to conduct, if appropriate, a registered offering either simultaneous with obtaining a senior exchange listing or within a reasonable time thereafter.

In addition to the foregoing, we seek to primarily concentrate our investments in micro-cap and small-cap companies having annual revenues in excess of $10 million that we believe have a strong prospect of revenue and earnings growth.  We also expect our portfolio companies to generally have an equity valuation, before our investment, of at least $25 million.  These criteria provide general guidelines for our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these criteria.

The success of our strategy depends largely on our ability to identify micro-cap and small-cap companies that are committed to becoming, and that we believe we can assist in becoming, public companies.  With over ten years experience sponsoring going public transactions, we believe that our investment adviser has the experience and expertise to assess which micro-cap and small-cap companies are public ready and to assist such companies in achieving public status in a timely and cost-effective manner.   Our investment structure is designed to ensure that there is a shared commitment to going public between us and the management teams of each of our portfolio companies.  As part of our investment, we will require that our portfolio companies undertake certain steps, prior to our investment, that we believe are important to becoming a public reporting company, and the completion of such steps will provide us satisfactory evidence of the portfolio company’s commitment to filing a registration statement under the Securities Act or the Exchange Act and obtaining a senior exchange listing within approximately eighteen months after the closing of our investment.

In the event a portfolio company fails to complete the going public process in a satisfactory manner, we will likely take steps to exit the investment.  However, in such cases, it may be difficult to sell the investment and we may have little or no recourse against the portfolio company.  Our options to liquidate the investment in such cases, will likely be limited to a private sale of the investment to a third party or a strategic sale or merger involving the portfolio company.  There are also a number of private secondary markets that specialize in the sale of private securities that may provide us a source of qualified buyers in the event that we have to liquidate the investment privately, subject to any contractual restrictions on a private resale transaction that may be imposed on us by a portfolio company.

We believe the structure of our investments as convertible preferred stock or convertible debt instruments may provide an economic incentive for our portfolio companies to complete the going public process since these instruments typically automatically convert into common stock upon completion of an IPO or a senior exchange listing, in which case any future preferred dividends or interest obligations would cease.  We also protect our investments by requiring certain governance and audit requirements be completed prior to the closing of our investment, including the delivery of audited financial statements in final or in draft, but substantially completed, form.  There can be no assurance that a portfolio company will become a public company and obtain a listing on an acceptable exchange.  In addition, we consider the real incentive for our portfolio companies to become public to be what we believe are the advantages of becoming a public company, primarily, the access to the broader public capital markets for future capital raises and the potentially higher equity valuations that are typically afforded more liquid public companies.  An important part of our investment adviser’s evaluation and due diligence process focuses on assessing the appeal that a prospective portfolio company may have in the public markets, as well as its suitability for achieving and maintaining public company status.  In addition, while we expect to make passive, non-controlling investments where we have little power to control the management, operations and strategic decision-making of our portfolio companies, we expect to provide managerial assistance to our portfolio companies throughout the investment process, especially as it pertains to the engagement of third party advisers and consultants with which our investment adviser has relationships, the completion of the going public process through the filing of a registration statement, and the design of an overall public markets strategy.

Since we currently intend to elect to be treated as a RIC beginning with our 2010 taxable year, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.  As a result, to comply with these diversification requirements, we expect that the size of our individual portfolio company investments will typically range from $250,000 to $500,000. However, we may invest more than this threshold in certain opportunistic situations, provided we do not invest more than 25% of the value of our assets (for up to 50% of our investment portfolio) in any portfolio company, to allow us to continue to qualify for RIC status.  We expect the size of our portfolio company investments to increase to the extent our capital base increases in the future.  In the event we determine not to elect to be treated as a RIC based on the results of our operations and other factors during our 2010 taxable year, there would be no limit on the size of our individual portfolio company investments.

In our sponsored deals, we are the lead investor in our portfolio investments and, to the extent our portfolio companies require more financing than we desire to invest, we anticipate seeking non-affiliated co-investors to participate in the financing of our portfolio companies.  In addition, in our sponsored deals, our portfolio companies may engage one or more placement agents with whom our investment adviser has relationships to assist in capital raising from non-affiliated co-investors.  We may also seek non-affiliated co-investors to participate in the financing of our portfolio companies in our financing participation deals.

Keating Investments

 Our investment activities are managed by Keating Investments.  Keating Investments was founded in 1997 and is an investment adviser registered under the Investment Advisers Act of 1940, as amended.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, Kyle L. Rogers, our Chief Operating Officer and Secretary, and Frederic M. Schweiger, a member of Keating Investments.  In addition, Keating Investments’ other investment professionals consist of two portfolio company originators, one analyst and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory and Administrative Services Agreement.”

Market Opportunity

Although the current economic environment has severely limited access to the capital markets and is likely to have a disproportionate impact on the financial condition and results of operations of the types of micro-cap and small-cap companies we intend to target, we believe the following market opportunity continues to exist to provide financing for public ready micro-cap and small-cap companies.

Continued need for growth capital by public ready micro-cap and small-cap companies looking for an equity partner.  We believe a significant opportunity exists to provide growth, expansion and other types of capital to public ready micro-cap and small-cap companies that have reached a point in their development where additional equity capital is needed.  We believe our investment model offering non-controlling equity investments will provide an attractive vehicle for our portfolio companies to meet their capital needs.  While we expect our portfolio companies to become public reporting companies, we believe that we will be viewed by prospective portfolio companies as a provider of “patient” capital, given our focus on longer-term growth versus short-term gains, which we believe will serve as a key differentiator for us.  We believe there are a significant number of companies that are looking for the type of “patient” capital we will be able to provide.  We also bring enhanced value to our portfolio companies through our investment adviser’s going public, aftermarket support and public markets expertise, rather than through financial engineering or as a strategic business adviser to our portfolio companies.

Absence of traditional IPO financing for micro-cap and small-cap companies.  We typically focus on micro-cap and small-cap companies that have demonstrated revenues, that are at a point in their development where we believe equity capital is required, but which are currently unable or unwilling to raise capital through a traditional IPO or are unwilling, or unable due to market conditions, to raise capital from private equity and venture capital sources.

Since 2000, we believe the traditional IPO market has been virtually non-existent for micro-cap companies seeking to raise less than $25 million.  In fact, from 2001 through 2009, there has been an average of only eight IPOs raising less than $25 million each year.

Number of IPOs Raising Less Than $25 Million

In response to this void, alternatives to the traditional IPO for micro-cap companies began to flourish in 2005.  One of these alternatives was a private investment in public equity (“PIPE”) offering which typically involved a reverse merger into a public shell company with a simultaneous PIPE investment – an industry in which our investment adviser was an active participant.  In a reverse merger, shareholders of a private company purchase control of a public company with no or nominal assets (other than cash) and no or nominal operations and then merge it with the private company.  While the PIPE offering temporarily filled the void that exists for micro-cap companies seeking to raise less than $25 million, we believe that regulatory actions by the SEC which unfavorably impacted reverse mergers, coupled with the recent deterioration of the PIPE market as part of the broader difficulties within the U.S. credit markets generally, have largely limited recent PIPE offerings to more established, highly liquid, large-cap public companies. As a result, we believe there are many public ready micro-cap companies that meet our investment criteria, but simply do not have access to the U.S. public capital markets.

We intend for our portfolio companies to go public either through the filing of a registration statement under the Securities Act or the Exchange Act.   For portfolio companies that we believe are IPO qualified, with the additional growth capital we provide through our investment, we expect these companies to go public by filing a registration statement under the Securities Act and completing an IPO.  For portfolio companies that are either not IPO qualified or fail to complete an IPO under the Securities Act in a timely manner, we expect these companies to go public by filing a registration statement under the Exchange Act.

  In general, we seek to invest in micro-cap and small-cap companies that we believe will generally be able to file a registration statement with the SEC within approximately three to twelve months after our investment is completed and obtain an exchange listing within approximately eighteen months after the closing of our investment.  If, for any reason, a traditional IPO is unavailable due to either market conditions or an underwriter’s minimum requirements, we believe that we can provide each of our portfolio companies with an alternative and more certain solution to becoming public and obtaining an exchange listing through our investment adviser’s going public, aftermarket support and public markets expertise.  We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on either a junior or senior exchange within the expected timeframe, if at all.

Difficult market for private equity and venture capital funds. We believe that the public ready micro-cap and small-cap companies in which we intend to invest are also feeling the adverse impacts from the difficulties in current private equity and venture capital markets.  Private equity funds that typically relied on commercial banks or a syndicate of lenders to provide the debt capital necessary to produce their “leveraged” returns have seen these traditional sources of capital become largely closed.  We believe that the impact of these substantially tightened credit markets will be even more pronounced on the micro-cap and small-cap companies we intend to target, as they tend to be unable to support large debt burdens.  As a result, we believe private equity firms will be less interested in providing growth capital to public ready micro-cap and small-cap companies where leverage is limited.

We believe that venture capital funds are typically the least desired financing for our targeted growth companies due to pricing and control issues.  While many venture capital firms have cash to invest, they typically insist on a controlling interest in their portfolio companies.  Recent market trends, including the weak traditional IPO market in general, have put significant liquidity pressures on venture capital funds that are now faced with fewer attractive exit alternatives, extended holding periods and possible “mark to market” valuation write-downs.  We also believe that venture capital funds, which currently have fewer exit alternatives for their investments, will be required to fund all or a portion of any additional pre-IPO financing rounds for their existing portfolio companies.  As venture capital funds seek to bring in co-investors for these additional pre-IPO rounds, we believe that we are well positioned, through our financing participation deals, to participate in these later round financings of typically later-stage micro-cap and small-cap companies, which in some cases may be attractively priced compared to prior rounds.

Accordingly, we believe that many viable public ready micro-cap and small-cap companies that fit our investment criteria will have limited, if any, access to the private equity market or venture capital financing, or that we will have the opportunity to participate in pre-IPO financing rounds with venture-backed later-stage companies, and we believe this trend is likely to continue for the foreseeable future.

Further, since our typical equity investment will be a non-controlling interest, we believe there is a significant opportunity for us to become a capital provider of choice for entrepreneurial businesses that are unwilling to give up a controlling interest typically mandated by both private equity and venture capital funds.  While we generally have no direct control over the management and strategic direction of our portfolio companies, we intend to ensure that our portfolio companies’ management teams have a meaningful equity stake and that their interests are aligned with our interests as an investor – mainly, to create stockholder value through a widely held and actively traded public stock. As part of the going public process, we intend to also provide our portfolio companies with recommendations on the composition of their Board of Directors, which we will require to be comprised of a majority of independent directors so as to satisfy the initial listing requirements of most senior exchanges.

IPO financing alternative.  We believe that there exist significant and continuing opportunities to originate and lead investments in public ready micro-cap and small-cap companies.  We believe that the market for the companies that we are targeting has historically been characterized by continual change, which creates an ongoing need for capital within that marketplace. We believe that there exists a significant market opportunity to meet the capital requirements of a growing number of these businesses as they find the U.S. public and private capital markets largely closed.  In addition, we believe that the capital markets have tended in recent years to be focused on larger funds and larger deals – deals which are magnitudes larger than what is required by the public ready micro-cap and small-cap companies we intend to target.

We believe that we can offer public ready micro-cap and small-cap companies that have solid financial qualifications and strong growth prospects with an attractive, well-structured capital markets alternative which is supported by our investment adviser’s going public, aftermarket support and public markets expertise.  We believe that we can provide each of our portfolio companies with an alternative and more certain solution to becoming public and obtaining an exchange listing if, for any reason, a traditional IPO is unavailable due to either market conditions or an underwriter’s minimum requirements.  Our focus will be to identify these companies and provide an investment once they have proven they are ready to become a public company.  We also believe our investment process and going public through the filing of a registration statement under the Securities Act or the Exchange Act may prove more time-effective and less costly than a traditional IPO for the micro-cap and small-cap companies we intend to target that are not currently IPO qualified.  In addition, our investment in each portfolio company, unlike an IPO, will not generally depend on general market conditions or prevailing investor sentiment. We also believe that our investment adviser’s going public expertise and access to third-party advisers and consultants, that we expect will be retained by our portfolio companies, will allow our portfolio companies’ management teams to concentrate on maximizing their business potential and marketplace influence as we proceed through our disciplined and systematic going public process.

Benefits of being a public company.  Typically, we believe investors place a premium on liquidity, or having the ability to sell stock quickly. As a result, we believe that public companies typically trade at higher valuations than private companies with similar financial attributes. By going public, we believe that our portfolio companies may be able to receive the benefit of this liquidity premium, provided that they are successful in obtaining a listing on a senior exchange; however, there can be no assurance that our portfolio companies will trade at these higher valuations.

Source: Pratt’s Stats® at BVMarketData.com, Public StatsTM at BVMarketData.com as of March 5, 2009, for transaction between January 1, 2004, and December 31, 2008. Used with permission from Business Valuation Resources, LLC.
+Valuation based on 5,000+ private and public company transactions under $100 million.
**Keating Investments, LLC calculations based on those companies having positive net income; valuation data based on private and public company transactions under $100 million.

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

Of course, public companies also incur significant obligations, such as the cost of periodic financial reporting, compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), required disclosure of sensitive company information and restrictions on stock sales by major or controlling shareholders. But for the type of micro-cap and small-cap companies we intend to target, we believe that the capital-raising opportunities and other benefits of being public may substantially outweigh these disadvantages.

However, we can provide no assurance that the portfolio companies in which we may invest will be successful in completing the SEC registration process to become a public company, or if they do so, that they will be able to obtain a subsequent listing on either a junior or senior exchange.  Any failure to do so could substantially reduce or eliminate the market premium associated with being a publicly traded company.

Investment Objective

Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.  In furtherance of that objective, our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies.  However, we anticipate that a portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation.

Investment Strategy

We implement the following strategies to take advantage of the market opportunity for providing capital to public ready micro-cap and small-cap companies that we believe have strong prospects for growth and which are at a point in their development where we believe a significant equity investment is required:

Visionary, industry leading management.  We seek to invest in businesses with a strong management team with industry experience, a visionary business strategy, a passionate commitment to achieve results, the proven ability to execute and lead, and a track record of being able to attract experienced industry talent.  At the time of our investment, our portfolio companies must typically have in place, or be committed to hiring, a qualified chief financial officer with a strong background in SEC reporting and compliance with proven experience in managing a micro-cap or small-cap public company’s financial reporting, internal controls, accounting and finance functions, and investor relations.

Innovative and quality products.  We focus our investments on companies where there is a proven demand for the products or services they offer rather than focusing on ideas that have not been proven or situations in which a completely new market must be created.  We look for businesses that are innovators, have technologies or products that extend, accelerate, or disrupt identified markets, have premium niche products capable of higher and more sustainable margins, and are able to attract top sales and engineering talent.  We target companies whose business will benefit from exposure as a public company and have appeal to retail and institutional investors alike.

Large potential markets.  We seek to provide capital to established micro-cap and small-cap companies with demonstrated growth that we believe is sustainable in industries where we believe there are substantial, leading edge market opportunities.  We focus on micro-cap and small-cap companies across a broad range of industries and markets that we believe will be capable of attracting interest from retail and institutional investors.  We focus on industries that we believe are being transformed or created anew by technological, economic and social forces – such as globalization, demographics, environment, energy, the knowledge economy and the Internet.  We look for businesses whose products or services are capable of moving into the mass market and disrupt existing, more mature markets.  We tend to limit our exposure to companies where long-term growth is dependent on favorable economic factors – such as a strong economy, rising consumer and business sentiment, lowering interest rates, falling inflation and stable financial markets.

Consistent and predictable results.   We focus on micro-cap and small-cap companies that have realistic operating targets set by management that are consistently achieved, have a demonstrated ability to grow market share profitably, have growing and sustainable profits, generate or have the potential to generate recurring revenue streams, have recognized technological barriers to market entry and have a commitment to stay ahead of innovation.  We seek to invest in micro-cap and small-cap companies that we believe will be rewarded in the public markets for consistent and predictable financial results.

Aligned interests.  We target micro-cap and small-cap companies that we believe offer growth opportunities and proactively approach them regarding investment possibilities. We believe that the experience of our investment adviser’s senior investment professionals and their understanding of public ready micro-cap and small-cap companies, our financing structure, our public markets strategy and our investment adviser’s going public expertise, and the opportunity to capture a potential liquidity premium as a publicly traded company will be attractive to prospective portfolio companies.  We believe it is important that each of our portfolio companies’ management teams have a meaningful equity stake in their business and that their interests are aligned with our interests as investors in the portfolio company to create substantial stockholder value through a widely held and actively traded public stock.

Competitive Advantages

We believe that we have the following competitive advantages over other providers of capital to public ready micro-cap and small-cap companies including private equity firms, venture capital firms and reverse merger sponsors:

Public markets focus. We seek to invest in micro-cap and small-cap companies that are committed to, and capable of, becoming public companies and have defensible valuations to support our initial investment pricing.  We believe we have expertise in evaluating whether a portfolio company is capable of becoming a successful public company – both management commitment and skills and public market appeal. By providing capital to micro-cap and small-cap companies that are at a point in their development where we believe an equity investment is required, we hope to accelerate their growth with a properly timed going public strategy.  The going public process is a critical step in our overall investment process for each portfolio company that we expect certain audit and governance requirements will be substantially completed before we make our investment.

Going public expertise.  We believe that our investment adviser’s senior investment professionals and various third party advisers and consultants, with which our investment adviser has relationships, have extensive experience in taking companies public and designing capital markets and investor relations programs.  Our investment adviser had been a reverse merger sponsor for nearly a decade and completed 19 going public transactions between 2001 and 2007.  Our investment adviser’s senior investment professionals and various third party advisers and consultants will assist our portfolio companies in this going public process.  To the extent a portfolio company does not have sufficient qualified in-house personnel, we will generally require that one of our recommended third party advisers or consultants be retained by our portfolio companies to actively participate in and lead the going public process.  The third party advisers or consultants will assist our portfolio companies by organizing and coordinating the due diligence process for the portfolio companies, providing information to the portfolio companies’ senior management on the regulatory framework and compliance requirements of public companies under the Securities Act and the Exchange Act,  reviewing and analyzing the portfolio companies’ existing corporate governance, financial documents and structure, material contracts and business and financial plans, and assisting in the preparation of the portfolios companies’ registration statements and any other documents related to the going public process.  We believe that these third party advisers and consultants are experienced in the going public process, SEC compliance matters, public company reporting, and legal and financial matters associated with micro-cap and small-cap companies.  We believe the involvement of a third party adviser or consultant will result in a more coordinated, timely and cost-effective going public process – allowing each portfolio company’s management team to remain focused on growing their business.

Possibility of obtaining a senior exchange listing.  We believe that a senior exchange listing, if obtained, generally will provide our portfolio companies with visibility, marketability, liquidity and third party established valuations, all of which will aid in their future capital raising efforts.  More specifically, the advantages that a senior exchange listing would be expected to have for our portfolio companies include:

•	Visibility – greater access to investment analyst coverage to disseminate our portfolio companies’ stories, and added corporate prestige and visibility with exchange listing;

•
Valuation and liquidity – potential for more stock liquidity as retail brokers become more interested in making a market in the stock and soliciting their clients to purchase the stock and as institutional investors who typically do not invest in junior exchange-listed stocks consider investments; and

•	Access to capital – greater interest from top- and mid-tier investment banking firms to conduct a subsequent registered offering for our portfolio companies.

We will utilize our investment adviser’s expertise in public markets strategies to assist our portfolio companies in the design of a comprehensive aftermarket support program aimed at achieving a senior exchange listing.  We also will leverage our investment adviser’s expertise and access to their  contacts and third party consultants to develop and execute a disciplined plan to upgrade our portfolio companies from a junior exchange listing to a senior exchange listing, which we anticipate will take twelve to eighteen months after completion of our investment in each portfolio company.

We believe our public markets strategy, if successfully implemented and coupled with a successful listing on a senior exchange, will give us an expected portfolio company investment horizon of generally one to three years via an orderly public market exit, which we believe represents a substantially shorter investment horizon when compared to traditional private equity and venture capital investments which have investment periods of five to seven years from their initial investment.

However, we can provide no assurance that the portfolio companies in which we may invest will be successful in completing the SEC registration process to become a public company, or if they do so, that they will be able to obtain a subsequent listing on either a junior or senior exchange.  Any failure to do so could substantially reduce or eliminate the market premium associated with being a publicly traded company.

Investment structure.   We typically make a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after we are satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within our desired timeframes and has substantially completed certain audit and governance requirements to our satisfaction prior to the closing of our investment.

In evaluating both sponsored and financing participation deals, we utilize an investment process focused on the following factors.  *The investment process factors below associated with term sheets, co-investment documents, placement agents and capital raising are not typically a part of financing participation deals.  As a result, the steps associated with these factors are typically not followed for financing participation deals.:

•
Qualification. We obtain information from the potential portfolio company’s management, conduct a preliminary evaluation of threshold issues and make a determination as to whether the opportunity is qualified and deserving of additional investigation.

•
Evaluation. We undertake an in-depth evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we have interest in pursuing the investment.

•
Report Preparation. We prepare an internal investment report which discusses our evaluation findings and recommendations, together with an internal valuation report outlining our acceptable valuation ranges for an investment.

•	Approval. Our investment adviser’s Investment Committee reviews the investment and valuation reports and, when appropriate, approves the investment subject to completion of satisfactory due diligence.

•
Term Sheet.*  We prepare, negotiate and execute a term sheet with the portfolio company which, among other things, will establish the due diligence process and set a transaction closing time table (including the achievement of going public milestones).  This step is not applicable to our financing participation deals since the terms and conditions of such an investment have typically already been set by the portfolio company.

•	Due Diligence. We conduct an on-site diligence visit and complete the gathering and review of diligence materials.

•
Co-Investment Documents.*  As required, we assist the portfolio company in the review, revision and preparation of a confidential business memorandum, company investment PowerPoint presentation and executive summary that will be used by us to approach co-investors on a selected basis or by the portfolio company and its placement agents to undertake a private placement offering.  This step is typically not applicable to our financing participation deals as these documents or comparable information will normally already be available.

•
Governance.  We establish, and assist the portfolio company in satisfying, certain governance matters which may be required for an exchange listing and which we may designate as a condition to the closing of our investment (including the appointment of an independent board and the audit and compensation committees, the hiring, or the engagement of an executive recruiter to conduct a search for, a qualified CFO, the engagement of a qualified independent auditor and completion of the audit.).

•
Placement Agent.* As required, we assist the portfolio company in identifying potential placement agents to raise additional capital beyond the investment amount we intend to provide.    This step is typically not applicable to our financing participation deals since either a placement agent will have already been engaged or the portfolio company will be handling the offering itself on a self-underwritten basis.

•
Capital Raising;* Going Public Preparation.  We assist the portfolio company in monitoring the capital raising process, by introducing co-investors on a selected basis, and in achieving certain “going public” milestones which we may designate as a condition to the closing of our investment.     This step is typically not applicable to our financing participation deals; however, on a selected basis, we may introduce certain co-investors to the portfolio company.

•	Investment Closing. At closing, we make our investment, principally consisting of convertible debt or convertible preferred stock or other equity.

•
Completion of Going Public Process.  Following the closing of our investment, we will provide managerial assistance to the portfolio company in their completion of the going public process, as needed, within the general time frames set forth below:

o  For a Sponsored Deal:

(i) If we believe that the portfolio company is able to complete a traditional IPO based primarily on its revenue and profitability levels measured against recent comparable IPO transactions, which we refer to herein as “IPO qualified” or an “IPO qualified company,” we expect that the portfolio company will file a registration statement under the Securities Act within approximately nine months after closing and complete the IPO and obtain a senior exchange listing within approximately 15 months after closing.  If the portfolio company fails to complete an IPO within the 15-month time frame, the portfolio company is expected to file a registration statement under the Exchange Act and become a reporting company within 18 months after closing.

(ii) If we believe that the portfolio company is not IPO qualified at the time of our investment, we expect that the portfolio company will file a registration statement under the Exchange Act within three months after closing and obtain a junior or senior exchange listing within 15 months after closing.

o  For a Financing Participation Deal:

We expect that the portfolio company, which will typically be IPO qualified, will file a registration statement under the Securities Act within 12 months after closing and complete an IPO and obtain a senior exchange listing within 18 months after closing.

Non-controlling, minority investments.  We make non-controlling, minority investments in our portfolio companies.   We believe this makes us a more attractive source of capital in comparison to private equity and venture capital funds which typically require controlling investments.  Although we generally will not have the power to control the management, operations and strategic decision-making of the companies in which we invest, we expect to provide managerial assistance to our portfolio companies throughout the investment process, especially as it pertains to the engagement of our investment adviser’s recommended third party advisers and consultants, the completion of the going public process, and the design of an overall public markets strategy.  We believe that we will bring enhanced value to the process through our investment adviser’s public markets expertise, rather than through financial engineering or by serving as a strategic adviser to our portfolio companies.

Liquidity premium. We will maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that a senior exchange listing, if obtained, will generally provide our portfolio companies with greater visibility, marketability, and liquidity than they would otherwise be able to achieve without such a listing.  Since we intend to be more patient investors, we believe that our portfolio companies may have an even greater potential for capital appreciation if they are able to demonstrate sustained earnings growth and are correspondingly rewarded by the public markets with a price-to-earnings (P/E) multiple appropriately linked to earnings performance.  We can provide no assurance, however, that the micro-cap and small-cap companies in which we may invest will be able to achieve such sustained earnings growth, or that the public markets will recognize such growth, if any, with an appropriate market premium.

Investment Selection

Investment criteria.  We have identified criteria that we believe are important in meeting our investment objective. These criteria provide general guidelines for our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these criteria.

•
Revenue growth. We seek to invest primarily in micro-cap and small-cap companies that are already generating revenue and which we believe have significant growth potential. We seek to invest principally in companies with annual revenues in excess of $10 million.  However, in certain opportunistic situations, we may invest in development stage, pre-revenue stage and early revenue stage companies if there is a clear and verifiable path to generating meaningful revenue within the next twelve months.  We examine the market segment in which each prospective portfolio company is operating, including its size, geographic focus and competition, to determine whether that company is likely to continue its current growth rate prior to investing.

•
Large addressable markets. We seek to invest in businesses where we believe there is a proven demand for the company’s products or services that address large market opportunities.  We believe that large markets not only provide for more attractive growth prospects, but also have the ability to support a healthy competitive environment with more than one successful competitor.

•
Strong industry position. We seek to invest in companies that have developed defendable market positions within their respective markets and are well positioned to capitalize on growth opportunities. We seek to invest in companies that demonstrate competitive advantages versus their competitors, which should help to protect their market position and profitability and permit them to adapt to changes in their respective business environments.

•
Strong, experienced management team. We generally require that our portfolio companies have an experienced management team. We also require our portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•
Positive EBITDA or operating cash flow. We focus on companies that have, or are expected to have within the next twelve months, positive EBITDA or cash flow from operations.  We seek to invest in companies that we believe will provide a predictable and growing EBITDA or cash flow from operations. We expect that projected EBITDA and cash flow from operations, together with the proceeds from our investments, will be a key means by which our portfolio companies will financially support their future growth plans until they are listed on a senior exchange and ready for a subsequent registered offering.

•
Attractive public markets company. We seek to invest in public ready micro-cap and small-cap companies whose management is committed to, and capable of, becoming a public company, whose business we believe will benefit from exposure as a public company and will have appeal to retail and institutional investors, and that we believe is capable of obtaining a senior exchange listing typically within eighteen months after we complete our investment.

•
Regulatory compliance. We generally require that our portfolio companies have in place, or be committed to hiring, a qualified chief financial officer with a strong background in SEC reporting, Sarbanes-Oxley Act compliance, Generally Accepted Accounting Principles (“GAAP”), accounting and internal controls management, and investor relations.  Before we complete our investment, our portfolio companies will be required to have GAAP compliant financial statements, in final or draft, but substantially completed form, for at least the past two years which have been audited by a Public Company Accounting Oversight Board (“PCAOB”) registered auditor acceptable to us.  For portfolio companies seeking a foreign listing, we will generally accept financial statements audited under standards imposed by, and auditors qualified under, the rules for the foreign jurisdiction and the foreign exchange.

Due diligence.  If a potential portfolio company meets all, or most, of the characteristics described above, our investment adviser’s investment professionals will perform a preliminary evaluation and review including company assessments, market and competitive analysis, evaluation of management team, financial models and business risks, and assessments of transaction size, pricing and structure. The process outlined below provides general parameters for our investment adviser’s investment decisions, although not all will be followed in evaluating each opportunity. Upon successful completion of this preliminary evaluation process, our investment adviser’s Investment Committee will decide whether to enter into a term sheet, undertake a due diligence process to, among other things, verify and validate our evaluation findings, and move forward towards the completion of an investment transaction.

Our evaluation and due diligence process typically encompasses the following steps:

•
Assessment of management. Our investment adviser will typically perform an assessment including a review of experience, passion, proven leadership ability, vision, ability to attract key employees, dispute resolution skills, and reputation in the market.  Our investment adviser will generally corroborate and verify management’s track record, industry accomplishments and leadership capabilities through extensive background checks, interviews with management, employees, references and other industry leaders, and on-site visits.  Our investment adviser will also assess the qualifications and experience of the chief financial officer to manage micro-cap or small-cap public companies.

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

Deal sourcing.  We believe that the combined experience of our investment adviser’s investment professionals will provide us with access to investment opportunities. Our investment adviser’s reputation in the reverse merger industry has exposed us to a network of contacts and sources from which we intend to generate investment opportunities in public ready micro-cap and small-cap companies that are seeking alternatives to traditional IPO financing.  Our investment adviser’s network includes relationships with prior deal participants, prospective management teams, entrepreneurs, industry organizations, corporate development professionals, financial institutions, high net worth and institutional investors and service professionals.

We also receive deal referrals from strategic advisers, industry consultants, industry analysts, portfolio company managers, finders, lawyers, accountants and investment bankers. In addition, we expect that our investment adviser’s investment professionals will also serve as the direct source of proprietary deal referrals from their own business networks.

In many transactions, we expect that our investment adviser’s investment professionals will have prior knowledge of a prospective portfolio company and will have developed a relationship with its management or investors over a period of time resulting in an investment opportunity. We believe that such relationship building will serve us in several ways with respect to our investments, including: (i) generating investments on a timely, non-auction basis; (ii) assuring an alignment of interests between us and our portfolio companies’ management teams; and (iii) providing comfort that our portfolio companies’ management teams are committed to, and capable of, becoming public and achieving a senior exchange listing.  We intend to make investments in negotiated transactions as opposed to auction situations.

We have also implemented a proactive marketing program to communicate with our investment adviser’s established referral network and with companies that meet our investment criteria.

Investment decisions. Keating Investments is registered as an investment adviser under the Advisers Act, and will serve as our investment adviser.  Keating Investments will manage our day-to-day operations and will determine companies in which we will invest.  Our investment adviser’s Investment Committee must unanimously approve each new investment that we make. The Investment Committee currently consists of the following members: Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger, who are senior investment professionals of Keating Investments and, in the case of Messrs. Keating and Rogers, executive officers of ours.  We believe the Investment Committee’s approach embraces an investment process with well-defined investment parameters, risk assessment techniques and valuation metrics that are applied consistently to all investments.

Investment Structure

Once our investment adviser has determined that a prospective portfolio company is suitable for investment, it will work with the management team of that company and, if necessary, its other capital providers, including senior and junior lenders, and equity capital providers, to structure an investment.   We intend to utilize an investment process focused on going public preparation and assessment and a single investment, typically consisting of convertible debt or convertible preferred stock or other equity investments, that will be contingent upon a portfolio company satisfying certain milestones we may require towards becoming public, including certain governance and audit requirements,  and otherwise satisfying us that it is committed and capable of becoming public and obtaining an exchange listing within our expected timeframe.  Where appropriate, we may also negotiate to receive warrants, particularly in sponsored deals where we typically provide more significant managerial assistance to a portfolio company, as part of our investments in our portfolio companies.

We believe that our investment structure is an attractive approach for prospective portfolio companies, which complements the going public process and strategy we intend to implement with each of our portfolio companies. We also believe our non-controlling, equity investment structure provides an attractive vehicle for our portfolio companies to meet their immediate and short-term capital needs.  While we believe there are many micro-cap and small-cap businesses that are both interested in, and capable of, becoming public companies, many of these companies lack the personnel, organization, expertise and control systems to properly become a public company and manage the SEC compliance and filing requirements and general business aspects of being public.  We believe that the founders of many existing micro-cap and small-cap companies realize the potential benefits of being public, but also recognize the effort it takes to become a public company and maintain the public company status.  Our investment structure is designed to ensure our portfolio companies are public ready before we make our investments.  We believe that our portfolio company management teams will benefit from this approach because our portfolio companies can focus on growing their business and increasing their earnings after having hired the right personnel to operate as a public company, including an experienced chief financial officer.

The investment structure discussed below is intended to provide general guidelines for the terms and conditions which we intend to negotiate for our investments; however, we may not require each investment to contain all of these terms and conditions.

Going public process.  The going public process for our portfolio companies – though the filing of a registration statement under the Securities Act or the Exchange Act – is a critical step in our overall investment process.  We invest in micro-cap and small-cap companies that we believe will generally be able to file a registration statement with the SEC within approximately three to twelve months after our investment.  These registration statements will typically take the form of a resale registration statement filed by a portfolio company under the Securities Act coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act, a registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act, or a registration statement under the Securities Act registering the primary sale of common stock of a portfolio company in an IPO.

We expect that this going public process will be implemented during the three to twelve month period following our investment, and as part of our investment, we will require that our portfolio companies undertake certain steps, prior to our investment, that we believe are important to becoming a public reporting company, and the completion of such steps will provide us satisfactory evidence of the portfolio company’s commitment to filing a registration statement under the Securities Act or the Exchange Act and obtaining a senior exchange listing within eighteen months after the closing of our investment.   We also typically require that certain governance and audit requirements be completed prior to the closing of our investment, including the delivery of audited financial statements in final or in draft, but substantially completed, form.  Our investment adviser’s senior investment professionals and certain third party consultants, who we will require be retained by our portfolio companies if they do not have sufficient qualified in-house personnel, will assist our portfolio companies in this going public process, which will generally commence prior to our investment.  We may require that one of our investment adviser’s recommended third party consultants be engaged by the portfolio company to actively participate and lead the going public process.  The third party consultants will assist our portfolio companies by organizing and coordinating the due diligence process for the portfolio companies, providing information to the portfolio companies’ senior management on the regulatory framework and compliance requirements of public companies under the Securities Act and the Exchange Act,  reviewing and analyzing the portfolio companies’ existing corporate governance, financial documents and structure, material contracts and business and financial plans, and assisting in the preparation of the portfolios companies’ registration statements and any other documents related to the going public process.  We believe that these third party consultants are experienced in the going public process, SEC compliance matters, public company reporting, and legal and financial matters associated with micro-cap and small-cap companies.

Our going public process through the filing of a registration statement under the Securities Act or the Exchange Act will generally include the following steps which will be coordinated and led by a portfolio company’s in-house personnel and/or a third party consultant, with managerial assistance from us, as needed:

•
Verify business and financial disclosures. Review accuracy of public disclosures regarding the portfolio company’s business, operations, management, products and services, markets, finances, major contracts, tangible and intangible properties, business strategies, related party transactions, compensation arrangements and stock ownership.  Organize all supporting documentation, diligence materials and corporate information.

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

•
Composition of Board of Directors. Work directly with the portfolio company’s management to identify the appropriate composition of the Board of Directors and to assess the skills and experience they should be seeking from new Board members including the financial expert.  The majority of the Board must consist of independent directors and the proper Board committee charters must be adopted and the committees selected, all in compliance with the initial listing requirements of most senior exchanges.

•
Preparation and filing of registration statements. Work directly with the portfolio company’s internal staff and their audit and legal teams to prepare and complete appropriate documentation for filing with the SEC under the Exchange Act, as applicable.  We expect the portfolio company to file a registration statement with the SEC within approximately three to twelve months after our investment.

•
Obtain trading symbol. Assist selected market maker in the preparation of documents to be filed with the Financial Industry Regulatory Authority (“FINRA”) to allow for submission of initial price quotation on a junior exchange, or assist the portfolio company, if it so qualifies, with its initial application for listing on a senior exchange. Obtain and organize required supporting documentation.

Investments in the form of convertible debt or convertible preferred stock.  Since we currently intend to elect to be treated as a RIC beginning with our 2010 taxable year, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.  As a result, to comply with these diversification requirements, we expect that the size of our individual portfolio company investments will typically range from $250,000 to $500,000. However, we may invest more than this threshold in certain opportunistic situations, provided we do not invest more than 25% of the value of our assets (for up to 50% of our investment portfolio) in any portfolio company, to allow us to continue to qualify for RIC status.  We expect the size of our portfolio company investments to increase to the extent our capital base increases in the future.  In the event we determine not to elect to be treated as a RIC based on the results of our operations and other factors during our 2010 taxable year, there would be no limit on the size of our individual portfolio company investments.

Our investments in portfolio companies are expected to consist of convertible debt or convertible preferred stock or other equity instruments, including in certain circumstances, common stock, that will be contingent upon a portfolio company satisfying certain milestones we may require towards becoming public, including certain governance and audit requirements, and otherwise satisfying us that it is committed and capable of becoming public and obtaining an exchange listing within 18 months after our investment.  Our investments will typically be non-control investments (even in cases where we elect to convert our investment into common stock).  In some circumstances, we may take a control position in a portfolio company where we believe a unique opportunity exists for such an investment.  Our non-control equity investments will typically not provide us with Board seats or Board observation rights.

Our convertible debt investments, which we expect will usually be associated with our sponsored deals, will be primarily unsecured and subordinated loans that provide for a fixed interest rate that will provide us with current interest income. We intend to set interest rates based on prevailing market rates at the time of our investment for comparable types of investments.  Typically, these loans will have maturities not to exceed 18 months, which coincides with the maximum period we believe is required to complete the process to go public and obtain an exchange listing.

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

In sponsored deals, our initial investments may also contain a “put” option which will allow us to require the company, at any time prior to maturity, to redeem the loan at a price of 120% of the outstanding principal amount plus accrued and unpaid interest. We may exercise this “put” option in the event the portfolio company either: (i) completes a debt or equity financing with a third party, or (ii) fails to complete, or elects to abandon, the going public process.  We believe that this “put” option will allow us to attempt to manage our risk.  However, we can provide no assurance that the micro-cap and small-cap companies in which we intend to invest will have sufficient resources to satisfy their payment obligation to us in the event we exercise our “put” option, and we may still lose a substantial portion or all of our investment notwithstanding our “put” option.

Our convertible preferred stock investments, which we expect will usually be associated with both our sponsored and financing participation deals, will represent an equity ownership interest in a portfolio company.  Although we believe that such equity investments have historically generated higher average total returns than fixed-income securities over the long term, such equity investments also have experienced significantly more volatility in those returns and may under perform relative to fixed-income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity securities are sensitive to general movements in the stock market and a drop in the stock market may depress the price of equity securities to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuer occur. In addition, equity prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

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

We expect to tailor the terms of our investments to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its revenue and earnings growth.  We expect to attempt to include a cumulative preferred dividend feature in our convertible preferred stock instruments which will allow us to realize fixed returns in the form of a preferred dividend until conversion thereof.  In financing participation deals, dividends on convertible preferred stock instruments will typically be non-cumulative, meaning dividends which are not declared by the Board of Directors for a specific period will not accumulate and will never be paid to the holders.

Both the convertible debt and convertible preferred stock instruments allows us to maintain an opportunity to participate in the capital appreciation of the portfolio company.  We intend to structure our investments to give us the option to convert our debt or preferred stock into common stock at a pre-determined conversion price, subject to adjustment for certain events including, possibly, certain negotiated performance events.  We expect the conversion prices associated with our investments will generally be determined by reference to an agreed upon discount from either the common stock price in a subsequent IPO or registered offering or a risk-adjusted, public company comparable valuation.  We expect our investments will typically have an automatic conversion feature where the instruments convert into common stock once the portfolio company completes an IPO or other registered offering and/or obtains a senior exchange listing.  We believe that, in some cases, we will be able to realize fixed returns in the form of interest or preferred dividend payments associated with our convertible instruments until one of the conversion events is triggered, while maintaining an opportunity to participate in the capital appreciation of the portfolio company, if any, through the conversion of debt or preferred stock to common stock.

In the event a portfolio company fails to complete the going public process in a satisfactory manner, we will likely take steps to exit the investment.  However, in such cases, it may be difficult to sell the investment and we may have little or no recourse against the portfolio company.  Our options to liquidate the investment in such cases, will likely be limited to a private sale of the investment to a third party or a strategic sale or merger involving the portfolio company.  There are also a number of private secondary markets that specialize in the sale of private securities that may provide us a source of qualified buyers in the event that we have to liquidate the investment privately, subject to any contractual restrictions on a private resale transaction that may be imposed on us by a portfolio company.

Our investments may include an additional equity component, such as warrants to buy common stock in our portfolio companies, principally in sponsored deals where we typically provide more significant managerial assistance to a portfolio company. Any warrants we receive with our investments may require us to pay an additional cost to exercise, and thus, if our portfolio companies appreciate in value, we may be able to realize additional investment return in the form of capital gains from the exercise of these warrants.  Any warrants associated with our investments will typically be detachable, which will allow us to receive repayment of our principal while retaining our equity interests in the portfolio companies.

In many cases, we will also obtain demand and/or “piggyback” registration rights in connection with the common stock underlying any warrants we may receive and underlying convertible debt or preferred stock investments.  However, these registration rights may be typically cut-back or completely eliminated by an underwriter in the case of an underwritten registered offering by one of our portfolio companies.  We may also be prohibited from selling or transferring our investments, through certain lock-up agreements, for a certain periods, typically six months, following an underwritten registered offering by a portfolio company.  While these restrictions generally limit our ability to liquidate our investments, we believe these restrictions are consistent with our public markets strategy, which if successfully implemented and coupled with a successful listing on a senior exchange, will give us an expected portfolio company investment horizon of generally two to three years.

Co-investments.  We will generally be the lead investor in our sponsored deals. To the extent our portfolio companies require more financing than we desire to invest in our sponsored deals, we may seek non-affiliated co-investors to participate in the financing of our portfolio companies.  In addition, we expect our portfolio companies may engage one or more non-affiliated placement agents with whom our investment adviser has had prior experience to assist in capital raising from such non-affiliated co-investors. In financing participation deals, we also may also seek non-affiliated co-investors to assist portfolio companies in completing their pre-IPO round.  In certain cases, principally sponsored deals, our co-investors will be required to agree to certain resale conditions in order to mitigate the risk of any competing aftermarket sales among the holders of our investment securities.

We believe that our investment adviser’s network of high net worth investors, institutional investors and investment bankers, both from prior transactions and who are known to be focused on the type of micro-cap and small-cap companies we intend to target, will provide a source of capital for portfolio companies where we will seek co-investors to complement our investment.

Total return strategy with focus on capital appreciation. While we expect to generate interest and dividend income through our investments in convertible securities, where possible, our primary emphasis is to attempt to generate capital gains through the sale of the common stock we receive upon conversion of the convertible securities of micro-cap and small-cap companies which are expected to file a registration statement with the SEC within approximately three to 12 months after our investment.  These registration statements will typically take the form of a resale registration statement filed by a portfolio company under the Securities Act coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act, registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act, or a registration statement under the Securities Act registering the primary sale of common stock of a portfolio company in an IPO.

We expect the common stock of our portfolio companies that are not qualified to complete an IPO or fail to complete an IPO in a timely manner to typically be initially quoted on a junior exchange, following the completion of the registration process, depending upon satisfaction of the applicable listing requirements.   However, we target investments in portfolio companies that we believe will be able to qualify for a senior exchange listing within approximately 12 to 18 months after completion of our investment.   We do not expect the securities in our publicly traded portfolio companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a senior exchange listing, which may not occur until twelve to eighteen months after our investment is made, if at all.  However, there can be no assurance that our portfolio companies will obtain a senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies. The lack of such liquidity could impair the market price of such portfolio companies, and ultimately the return we may receive from our equity investment.

Other Investments

Currently, we do not intend to make investments, even to the extent permitted by the 1940 Act, in the following types of securities: (i) asset-backed securities, (ii) collateralized debt obligations, (iii) high yield bonds, or (iv) distressed debt.

However, we may invest, consistent with the requirements of the 1940 Act, in securities of public companies that are already traded on a junior or senior exchange, in securities of private companies that may not be based in the United States, or in securities we acquire in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments in micro-cap and small-cap companies.

Changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities.  If legislation is enacted, new rules are adopted, or existing rules are materially amended, we may change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may result in our investment focus shifting.

For example, the SEC changed the criteria used to determine if a company is an Eligible Portfolio Company under the 1940 Act by permitting qualifying investments to be made by business development companies in publicly-traded companies, whether or not they are listed on an exchange, as long as their market capitalizations are no greater than $250 million.  Due to our public markets approach, we believe this change may be beneficial to us and provide us greater latitude to implement our investment strategy.

Until the net proceeds of our initial private placement and continuous public offering are invested in accordance with our investment strategy, and (i) during periods in which we determine that we are temporarily unable to follow our investment strategy or that it is impractical to do so, or (ii) pending investment of proceeds received in connection with the sale of a portfolio security or the issuance of additional securities or borrowing money by us, all or any portion of our assets may be invested in cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of our investment.  Our determination that we are temporarily unable to follow our investment strategy or that it is impractical to do so will generally occur only in situations in which a market disruption event has occurred and where trading in the securities selected through application of our investment strategy is extremely limited or absent. In such a case, our shares may be adversely affected and we may be unable to pursue or achieve our investment objective.

Ongoing Relationships with Portfolio Companies

Strategic value added model.  As an integral part of our investment, we intend to partner with our portfolio companies to become public companies that meet the governance and eligibility requirements for a listing on a senior exchange.  We intend for our interests to be aligned with our portfolio companies’ management teams to maximize stockholder value through an eventual listing on a senior exchange, if possible.

We will offer and provide managerial assistance to our portfolio companies, in particular, in the completion of the going public process and the design of an overall public markets strategy.  We will fully utilize our investment adviser’s expertise in public markets strategies including the design of comprehensive aftermarket support programs for our portfolio companies.  We will also leverage our investment adviser’s expertise and access third party professionals and consultants to develop and execute a disciplined “migration plan” to upgrade our portfolio companies from a junior exchange listing to a senior exchange listing, which we believe will typically occur twelve to eighteen months after our  investment is made.

We believe this public markets strategy will provide us with an expected portfolio company investment horizon of two to three years via an orderly public market exit, which we believe represents a substantially shorter investment horizon when compared to traditional private equity and venture capital investments.  However, we can provide no assurance that the portfolio companies in which we may invest will be successful in completing the SEC registration process to become a public company, or if they do so, that they will be able to obtain a subsequent listing on either a junior or senior exchange.  Any failure to do so could substantially reduce or eliminate the market premium associated with being a publicly traded company.

Monitoring.  We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. In certain limited cases, we may also control one or more of our portfolio companies.

We will utilize several methods for evaluating and monitoring the performance of our investments, including but not limited to, the following:

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

Investment Advisory and Administrative Services Agreement

Management services.  Keating Investments is registered as an investment adviser under the Advisers Act, and serves as our investment adviser. Subject to the overall supervision of our Board of Directors, Keating Investments manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, as currently in effect, Keating Investments:

•	Determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	Determines which securities we will purchase, retain or sell;

•	Identifies, evaluates and negotiates the structure of the investments we make; and

•	Closes, monitors and services the investments we make.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets, where gross assets include any borrowings for investment purposes. We do not presently expect to use borrowed funds for the purpose of making portfolio investments.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any equity capital raises or repurchases during the current calendar quarter. The Base Fee for any partial month or quarter will be appropriately pro-rated.  Keating Investments had previously agreed to delay the collection of a portion of the Base Fee equal to 0.5% of our gross assets until we completed at least one investment in a portfolio company consistent with our investment strategy.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, requiring a payment to Keating Investments of previously deferred Base Fees totaling $20,502.

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

Reimbursement of Keating Investments. We will reimburse Keating Investments for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  We will not reimburse Keating Investments for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Keating Investments.

Duration and termination.  The Investment Advisory and Administrative Services Agreement was initially approved by our Board of Directors and our sole stockholder on July 28, 2008.  An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009.  Unless earlier terminated as described below, our current Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.

The Investment Advisory and Administrative Services Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that we may terminate the agreement without penalty upon 60 days written notice to Keating Investments.  If Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.  See “Risk Factors — Risks Relating to Our Business and Structure.”

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

Prohibited activities.  Under the Investment Advisory and Administrative Services Agreement, we cannot reimburse Keating Investments for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Keating Investments.  In addition, the Investment Advisory and Administrative Services Agreement also prohibits the following activities between us and Keating Investments:

•	We may not purchase or lease assets in which Keating Investments has an interest;

•	Keating Investments may not acquire assets from us unless approved by our stockholders in accordance with our charter;

•	We may not lease assets to Keating Investments;

•	We may not make any loans to Keating Investments except for the advancement of funds as permitted by our charter;

•	We may not acquire assets in exchange for our stock;

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

In addition, Keating Investments is prohibited from receiving or accepting any rebate, give-up or similar arrangement that is prohibited under federal or state securities laws. Keating Investments is also prohibited from participating in any reciprocal business arrangement that would circumvent provisions of federal or state securities laws governing conflicts of interest or investment restrictions. Finally, Keating Investments is prohibited from entering into any agreement, arrangement or understanding that would circumvent restrictions against dealing with affiliates or promoters under applicable federal or state securities laws.

Organization of the investment adviser.   Keating Investments is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Timothy J. Keating is the majority owner and managing member of Keating Investments.  Messrs. Keating, Mankekar, Rogers and Schweiger are Keating Investments’ senior investment professionals and Messrs. Keating, Rogers and Schweiger are the members of its Investment Committee.  Messrs. Keating, Mankekar, Rogers and Schweiger manage our day-to-day operations and provide the services under the Investment Advisory and Administrative Services Agreement. Although not currently contemplated, Keating Investments may in the future provide similar investment advisory services to other entities in addition to us.  In the event that Keating Investments provides investment advisory services to other entities, Keating Investments intends to allocate investment opportunities in a fair and equitable manner pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us.  The principal address of Keating Investments is 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111.

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

Employees

Currently, we do not have any employees.  The management of our investment portfolio will be the responsibility of our investment adviser, Keating Investments, and its Investment Committee, which currently consists of Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Kyle L. Rogers, our Chief Operating Officer and Secretary and Frederic M. Schweiger, a member of our investment adviser.  Keating Investments’ Investment Committee must unanimously approve each new investment that we make. The members of the Investment Committee will not be employed by us, and will receive no compensation from us in connection with their portfolio management activities. However, Messrs. Keating, Rogers and Schweiger, through their financial interests in, or management positions with, Keating Investments, will be entitled to a portion of any investment advisory fees paid by us to Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement.

Material U.S. Federal Income Tax Considerations

Election to be taxed as a Regulated Investment Company. We intend to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) beginning with our 2010 taxable year. However, such an election and qualification requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements. The source of income requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.”

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

Conversion to RIC status.  We believe we will be able to qualify, intend to elect to be treated and intend to qualify annually thereafter, as a RIC beginning with our 2010 taxable year.  Based on the results of operations for the 2010 taxable year, we may decide not to make the election to be treated as a RIC for the 2010 taxable year.  In that case, we anticipate that we will make the election to be treated as a RIC in a subsequent taxable year as soon as it is advantageous to do so.  Prior to the effective date of our election to be treated as a RIC, we will be taxable as a regular corporation under Subchapter C of the Code (a “C corporation”).

We anticipate that, on the effective date of our RIC election, we may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  We may or may not make this election.  Any such corporate level tax is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in taxable transactions).  The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period, the actual amount of net built-in gain or loss present in those assets as of the effective date of our election to be treated as a RIC, and the effective tax rates at the time of such sales. Recognized built-in gains that are ordinary in character and the excess of short-term capital gains over long-term capital losses will be included in our investment company taxable income, and generally we must distribute annually at least 90% of any such amounts (net of corporate taxes we pay on those gains) in order to be eligible for RIC tax treatment.  Any such amount distributed likely will be taxable to stockholders as ordinary income.  Built-in gains (net of taxes) that are recognized within the 10-year period and that are long-term capital gains likely will also be distributed (or deemed distributed) annually to our stockholders.  Any such amount distributed (or deemed distributed) likely will be taxable to stockholders as capital gains.

One requirement to qualify as a RIC is that, by the end of our first taxable year as a RIC, we must eliminate the earnings and profits accumulated while we were taxable as a C corporation. We intend to accomplish this by paying to our stockholders in the first quarter of the tax year for which we make a RIC election a cash dividend representing all of our accumulated earnings and profits (if any) for the period from our inception through the end of the prior tax year. The actual amount of that dividend (if any) will be based on a number of factors, including our results of operations through the end of the prior year.  The dividend, if any, of our accumulated earnings and profits will be taxable to stockholders as ordinary income.  Any such dividend will be in addition to the dividends we intend to pay (or be deemed to have distributed) during our first taxable year as a RIC.

Taxation as a Regulated Investment Company.  For any taxable year in which we:

• Qualify as a RIC; and

• Satisfy the Annual Distribution Requirement;

we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to stockholders with respect to that year.  We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

o
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

o
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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, our stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

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

Failure to qualify as a Regulated Investment Company.  If we fail to qualify as a RIC or do not elect to be treated as a RIC (or subsequent to our qualification for, and election as, a RIC, we were unable to continue to qualify for treatment as a RIC), we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2010) would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC in any taxable year subsequent to the effective date of our RIC election, we would be required to satisfy the RIC qualification requirements in order to requalify as a RIC and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

(3) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million; or

(4) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million during the 60 days prior to acquisition by the business development company.

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

 We do not intend to borrow funds in the foreseeable future to finance the purchase of our investment in portfolio companies.  However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser will be borne by our common stockholders.

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

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Keating Capital, Inc., 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111.

Temporary investments.  Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less.

Code of ethics.  We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, DC. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the SEC’s website at www.sec.gov.  You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  You may also obtain a copy of our code of ethics on our website at www.keatingcapital.com.

Compliance policies and procedures. We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Brett W. Green serves as our Chief Compliance Officer.

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act imposes a wide variety of  regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
Pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, once such Rule becomes effective, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm;

•
Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•
Pursuant to Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Exchange Act, our Form 10-K for the fiscal year ending December 31, 2009 contains a report from our management on internal controls over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management's assessment of the effectiveness of our internal control over financial reporting.

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

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

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

Risks Relating to Our Business and Structure

We are a recently-formed company with a limited operating history and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective.

We were initially formed in May 2008. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless. Although we anticipate that it may take an additional twelve to twenty-four months to invest substantially all of the remaining net proceeds of our initial private placement and additional proceeds from our continuous public offering in our targeted investments, because of our relatively small size and limited operating history, we may be unable to identify and fund investments that meet our criteria.

Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.  Further, the base management fee payable to our investment adviser, Keating Investments, will not be reduced while our assets are invested in such temporary investments.

            We are dependent upon key management personnel of Keating Investments, our investment adviser, for our future success, particularly Timothy J. Keating, Ranjit P. Mankekar, Kyle L. Rogers and Frederic M. Schweiger. If we lose any member of Keating Investments’ senior management team, our ability to implement our business strategy could be significantly harmed.

We depend on the experience, diligence, skill and network of business contacts of our investment adviser’s senior investment professionals. The senior investment professionals, together with other investment professionals that Keating Investments currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Keating Investments’ senior investment professionals, Timothy J. Keating, who is also the Chairman of our Board of Directors and Chief Executive Officer, Ranjit P. Mankekar, who is also our Chief Financial Officer, Treasurer and a member of our Board of Directors, Kyle L. Rogers, who is also our Chief Operating Officer and Secretary and Frederic M. Schweiger, a member of our investment adviser.  The departure of any of these senior investment professionals could have a material adverse effect on our ability to achieve our investment objective. While our investment adviser’s senior investment professionals expect to devote a majority of their business time to our operations, none of Messrs. Keating, Mankekar, Rogers and Schweiger are subject to an employment contract.

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

We will need to access the capital markets to raise cash to fund new investments. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

In the event we borrow money, which we currently do not intend to do, the potential for loss on amounts invested would be magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increase the risks associated with investing in our securities.  Although we do not presently intend to do so, we may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common shareholders and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Keating Investments, will be payable based on our gross assets, including those assets acquired through the use of leverage, Keating Investments will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Keating Investments.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.  Any borrowings by us will require the approval of our Board of Directors.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that would hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

Our financial condition and results of operations depends on our ability to manage our future growth effectively.

Although Keating Investments has been an investment adviser registered under the Advisors Act since 2001, it has no prior experience in managing a business development company.  Further, as discussed above, we are a recently organized company with a limited operating history. As such, we and our investment adviser are subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment adviser’s ability to identify, analyze, invest in and finance companies that meet our investment criteria.

Although we anticipate that it may take an additional 12 to 24 months to invest substantially all of the net proceeds remaining from our initial private placement and from our continuous public offering in our targeted investments, because of our relatively small size and lack of operating history, we may be unable to identify and fund investments that meet our criteria.  Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies.

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

A significant portion of our investment portfolio will not have a readily determinable market value and will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board of Directors and in accordance with generally accepted accounting principles. Typically, there is not a public market for the securities of the privately held companies in which we intend to invest. As a result, we will value these securities quarterly at fair value as determined in good faith by our Board of Directors.

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

The annual base management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee is payable regardless of whether the value of our gross assets and/or your investment has decreased. Moreover, the incentive fee payable to our investment adviser is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe our investment adviser an incentive fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years.

We will remain subject to corporate-level income tax if we are unable to qualify as a regulated investment company under Subchapter M of the Code.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code beginning with our 2010 taxable year and succeeding years thereafter, no assurance can be given that we will be able to qualify for and maintain RIC status. In addition, based on the results of our operations for the 2010 taxable year, we may decide not to make the election to be treated as a RIC for the 2010 taxable year.  In that case, we anticipate that we will make the election to be treated as a RIC in a subsequent taxable year as soon as it is advantageous to do so.  Prior to the effective date of our election to be treated as a RIC, we will be taxable as a C corporation.

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

We currently do not pay dividends.  We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.  Although we expect to be able to pay dividends from the interest and preferred dividends we may receive from some of our investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.

We are unlikely to generate capital gains during our initial years of operation, and thus our distributions, if any, during that period will likely be limited primarily to interest and preferred dividends earned on our initial and follow-on investments prior to conversion thereof.

Since we expect to have an average holding period for our portfolio company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we may receive from some of our investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

In addition, the micro-cap and small-cap companies in which we intend to invest are generally more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods.  Any such defaults could substantially reduce our net investment income available for distribution in the form of dividends to our shareholders.

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including the interest rates and dividend rates payable on our debt securities and preferred stock investments, respectively, the default rate on any such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.  In addition, the currently prevailing economic conditions may cause such default rates to be greater than they otherwise would be during a period of economic growth.

Although we anticipate receiving current income in the form of interest and dividends from some of our investments, our quarterly dividends will likely be subject to substantial fluctuation due to our focus on capital appreciation from equity investments.

We intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily micro-cap and small-cap companies. Our primary emphasis will be to generate capital gains through our equity investments in such micro-cap and small-cap companies, which we expect to become public reporting companies with their securities being quoted on either a junior exchange or senior exchange.  We do not expect the securities in our publicly traded portfolio companies quoted on a junior exchange to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with an upgrade to a senior exchange listing, which may not occur until twelve to eighteen months after our investment is made, if at all.  However, there can be no assurance that our portfolio companies will obtain either a junior exchange or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies.

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

Although we expect to be able to pay dividends from the interest and preferred dividends we may receive from some of our investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we may receive from some of our investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

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

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar, Rogers and Schweiger, and the other investment professionals currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objective similar to ours. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.

In connection with the consummation of our initial private placement, we entered into a license agreement with our investment adviser, pursuant to which our investment adviser granted us a non-exclusive license to use the name “Keating.” Under the license agreement, we have the right to use the “Keating” name and logo for so long as Keating Investments or one of its affiliates remains our investment adviser. In addition, we pay Keating Investments, our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff. These arrangements may create conflicts of interest that our Board of Directors must monitor.

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

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company.  In addition, until the shares of our common stock are qualified as “covered securities,” within the meaning of Section 18 under the Securities Act, by virtue of the listing of our common stock on a U.S. Senior Exchange or otherwise, we may not change our investment objective without first receiving stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

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

We are, and our portfolio companies will be, subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business.

Changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. If legislation is enacted, new rules are adopted, or existing rules are materially amended, we may change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K, and may result in our investment focus shifting.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Our investment adviser can resign on 120 days’ notice and we may not be able to find a suitable replacement within that period of time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under our current Investment Advisory and Administrative Services Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

To the extent that we do not realize income or choose not to retain after-tax realized capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

Once we elect to be treated as a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments or to pay operating expenses. If we fail to generate net realized capital gains or to obtain additional funds, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. There is no assurance that we will be able to sell our investments and thereby fund our operating expenses.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by Keating Investments without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. We believe that complying with these rules and regulations may make some activities time-consuming and costly and may divert significant attention of our investment adviser’s Senior Investment Professionals from implementing our investment objective to these and related matters.

The amount of any distributions we may make is uncertain. Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our initial private placement and our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10 million in capital from investors not affiliated with us or Keating Investments. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our initial private placement or continuous public offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares provided, we will only do so from borrowings in conformity with the requirements of the Omnibus Guidelines published by the North American Securities Administrators Association. Distributions from the proceeds of our initial private placement, our continuous public offering, or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies.

Risks Related to Our Portfolio Company Investments

Current market conditions have adversely affected the capital markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular.  These conditions make it more difficult for us to achieve our investment objective, particularly as they likely have an even greater impact on the micro-cap and small-cap companies we intend to target.  This may adversely affect the financial condition and operating results of certain micro-cap and small-cap companies in which we may invest, as well as reduce the availability of attractive micro-cap and small-cap targets for potential investment.

The U.S. economy continues to experience recessionary conditions and events have significantly constrained the availability of debt and equity capital for the market as a whole, although there are some positive economic indicators which are showing signs of recovery.  Further, recent events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses.

The generally distressed economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap and small-cap companies we intend to target for investment.  As a result, we will likely experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, our debt and equity investments in portfolio companies could be impaired to the extent such portfolio companies experience financial difficulties arising out of the current economic environment.  Our inability to locate attractive investment opportunities, or the impairment of our portfolio investments as a result of economic conditions, could have a material adverse effect on our financial condition and results of operations.

We are currently in a period of capital markets disruption and we continue to experience recessionary conditions.  These conditions are likely to have a more severe impact on micro-cap and small-cap companies, which may adversely affect our portfolio companies and reduce the number of potential micro-cap and small-cap company investments that meet our investment criteria.

The U.S. capital markets have been experiencing volatility and disruption, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.  A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our portfolio companies’ funding costs, limit their access to the capital markets or result in a decision by lenders not to extend credit to them. These events could limit our investment originations, limit their ability to grow and negatively impact our operating results.

Our equity and debt investments in the companies that we are targeting may be extremely risky and we could lose all or part of our investments.

The convertible unsecured or subordinated debt that we may invest in as a part of our investments will not be rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s), which investments are commonly referred to as “junk.” Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal and is, therefore, commonly subject to additional risks.

We expect our investments will also include equity securities, including preferred securities convertible into common stock.  We also expect to receive warrants as part of our debt and equity investments.  These debt and equity investments will entail additional risks that could adversely affect our investment returns.

In addition, investment in the micro-cap and small-cap companies that we are targeting involves a number of significant risks, including:

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

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
since part of our investment process requires that these companies become publicly traded companies, they will need resources, processes, procedures and systems to satisfy the additional regulatory burdens, they will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, and they may not be able to attract retail and institutional investor interest in the secondary market, all of which may have a material adverse impact on our portfolio companies and, in turn, on us.

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

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments will usually prohibit the portfolio companies from paying interest or dividends on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company will typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We may not realize any income or gains from our equity investments.

We intend to invest a substantial portion of our portfolio in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of our portfolio companies. We also expect to receive warrants as part of our investments. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives.  We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since the securities of our portfolio companies may have restrictions on their transfer or may not have an active trading market.

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

Since we intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily micro-cap and small-cap companies, our primary emphasis will be to generate capital gains through our equity investments in portfolio companies.  Accordingly, although we expect to receive current income in the form of interest payments on our convertible debt investments and dividend payments on our convertible preferred equity investments, a substantial portion of the dividends we may pay to our stockholders will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict.  We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.

While our investments will typically be made in private companies, we expect that these companies will become public reporting companies with their common stock being initially quoted on either a junior exchange or senior exchange.  We do not expect the preferred equity of our portfolio companies to be listed or quoted on an exchange or quotation system. We also do not expect the common stock in our publicly traded portfolio companies listed on a junior exchange to initially have a large number of freely tradable shares available for sale or an active secondary trading market and, as such, the common stock will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a senior exchange listing upgrade which may not occur until twelve to eighteen months after our investment is made, if at all.  Our convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock.  However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

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

We expect to concentrate our investments in micro-cap and small-cap companies, which are subject to many risks, including periodic downturns.

We expect to concentrate our investments in what we believe are public ready micro-cap and small-cap companies. Under negative economic conditions, this could cause our investment performance to be worse than business development companies with no such concentration. We may avoid purchasing certain securities in certain micro-cap and small-cap companies when it is otherwise advantageous to purchase those securities or may sell certain securities of micro-cap and small-cap companies when it is otherwise advantageous to hold those securities. In general, our focus on micro-cap and small-cap companies may affect our exposure to certain market segments, which may affect our financial performance — positively or negatively — depending on whether these segments are in or out of favor.

The revenues, income (or losses) and valuations of micro-cap and small-cap companies, can and often do fluctuate suddenly and dramatically. There is no assurance that decreases in market capitalizations will not occur, or that any decreases in valuations will be insubstantial or temporary in nature. Also, our portfolio companies may face considerably more risk of loss and may not have the same returns as companies in other industry sectors due to their growth nature.

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

While our investments will typically be made in private companies, we expect that, as part of our investment process, these companies will become public reporting companies with their common stock initially being quoted on either a junior exchange or senior exchange.  We do not expect the preferred equity of our portfolio companies to be listed or quoted on an exchange or quotation system. We do not expect the common stock in our public portfolio companies listed on a junior exchange to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a senior exchange listing upgrade, which we do not expect to occur until twelve to eighteen months after our investment is made, if at all.  Our convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior exchange or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies.

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

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in PIPE transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has indicated its position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities by selling shareholders on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. We believe that the SEC in most cases would permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.

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

In the event our portfolio companies are unable to register their common stock for resale under the Securities Act, we may be able to resell our common stock investments pursuant to an exemption from the registration requirements under the Securities Act if we meet the conditions of Rule 144. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a reporting company beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months.  However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months the number of shares sold does not exceed 1.0% of a company's outstanding common stock.

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

Following our initial investment in a portfolio company, we may have opportunities to make additional subsequent investments in that portfolio company. We may elect not to make such additional subsequent investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any additional subsequent investments, subject to the availability of capital resources. The failure to make additional subsequent investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our prior investments, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired additional subsequent investment, we may elect not to make that investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to obtain or maintain our RIC tax status.  If our portfolio companies are not able to generate sufficient cash flow from operations, they may lack sufficient capital to continue to grow their businesses, or they may not be able to continue their operations at all.  If our portfolio companies lack sufficient capital before they are able to obtain a senior exchange  listing, there may be few, if any, options available to them to raise additional capital, jeopardizing the continued viability of, and our investments in, such portfolio companies

Because we likely will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.

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

In order to seek to enhance our overall return, we may selectively invest in companies that have operations or are domiciled outside the U.S. Certain risks are inherent in foreign operations, including:

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

Investing in primarily micro-cap and small-cap companies may present certain challenges to us, including the lack of available information about these companies.

In accordance with our investment strategy, we intend to make investments in primarily micro-cap and small-cap private companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of the senior investment professionals and our investment adviser to obtain adequate information to evaluate the merits of investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

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

Risks Related to An Investment in Our Common Stock

There is currently no public market for shares of our common stock, and we may be unable to obtain a listing of our shares on a U.S. Senior Exchange or the OTC Bulletin Board within our proposed timeframe. As a result, it may be difficult for you to sell your shares.

No public market exists for our shares.  While we presently intend to seek the listing of our shares of common stock on a U.S. Senior Exchange within the next 18 to 24 months, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on a U.S. Senior Exchange  in the manner or within the timeframe we propose, if at all.  Specifically, we may fail to meet the applicable standards for listing on a U.S. Senior Exchange, as a result of insufficient assets, revenue, net income or record holders, among other things.  In the event we do not qualify for, or are unable to obtain, a listing on a U.S. Senior Exchange within our proposed timeframe, we will instead seek to have our shares quoted on the OTC Bulletin Board until such time as we are able to obtain a U.S. Senior Exchange  listing for our shares.  Although we anticipate meeting the requirements to have our shares quoted on the OTC Bulletin Board within the next 18 to 24 months, we cannot assure you that we will be successful in obtaining such a listing within that timeframe, if at all.  Securities traded on the OTC Bulletin Board also generally have a less liquid market than those traded on U.S. Senior Exchanges.  In addition, our Board of Directors retains the discretion to postpone a listing on either a U.S. Senior Exchange or the OTC Bulletin Board if it determines such a listing is not in the best interests of Keating Capital and our stockholders, though we would expect such a postponement to occur only in the event of extraordinary market or economic turmoil.  As a result, an investor in our shares may have limited liquidity for a substantial period of time, and we cannot provide any assurance regarding when or if our shares will be accepted for listing or quotation on a U.S. Senior Exchange or the OTC Bulletin Board.  In addition, we can provide no assurance that, even if our shares are listed on a U.S. Senior Exchange or the OTC Bulletin Board, an active trading market for our shares will develop.

Our common stock price, if we become listed or quoted on a national securities exchange, may be volatile and may decrease substantially.

We cannot predict the prices at which our common stock will trade, if and when it becomes listed on a U.S. Senior Exchange or the OTC Bulletin Board.  Shares of closed-end management investment companies have in the past frequently traded at discounts to their net asset values and our stock may also be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

The trading price of our common stock, if we become listed on a U.S. Senior Exchange or the OTC Bulletin Board, may fluctuate substantially. The price of our common stock that will prevail in the market in the future will depend on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

Although our primary emphasis will be to generate capital gains through the common stock we expect to receive upon conversion of the convertible debt and convertible preferred securities issued to us through investments in our portfolio companies, we also expect to generate current income from the interest and preferred dividends on the debt and convertible preferred securities, respectively, prior to their conversion.  The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we receive from our investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we receive from our investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

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

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado, 80111, where we occupy our office space pursuant to our Investment Advisory and Administrative Services Agreement with Keating Investments. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for our common stock. Our common stock is not listed on any securities exchange or inter-dealer quotation system at the present time. We presently intend to seek a listing of our shares of common stock on a U.S. Senior Exchange within the next 18 to 24 months.  If we are unable to obtain such a listing on U.S. Senior Exchange within our proposed timeframe, we will instead seek to have our shares of common stock quoted on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board,” until such time as we are able to obtain a U.S Senior Exchange listing for our shares.  However, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on a U.S. Senior Exchange or the OTC Bulletin Board in the manner or within the timeframe we propose, if at all.

 Even if our common stock is approved for listing on a U.S. Senior Exchange or the OTC Bulletin Board, we are not certain that any trading market will develop or, if it develops, whether such trading market will be sustained.

Holders

As of March 29, 2010, there were 213 stockholders of record of our common stock.

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

Although our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies, we also expect to generate current income from the interest and preferred dividends on such convertible debt and convertible preferred securities, respectively, prior to their conversion

The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies either initially, or upon conversion of the convertible debt and convertible preferred equity securities, cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we may receive from some of our investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we may receive from some of our investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

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

After conclusion of any such offering and until our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock as most recently determined by our Board of Directors on or prior to the valuation date for such distribution. If and when our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on a U.S. Senior Exchange, if our shares are listed thereon, or the OTC Bulletin Board on the valuation date for such distribution. Market price per share on that date will be the closing price for such shares on a U.S. Senior Exchange or the OTC Bulletin Board, as applicable, or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices.

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

None of the sales of securities described or referred to above were registered under the Securities Act.  As a result, a restrictive legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

 Item 6.                 Selected Financial Data

The following selected financial data for the year ended December 31, 2009 and for the period from May 9, 2008 (inception) through December 31, 2008 is derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

		At December 31,
		2008 and
		for the Period
	At and for the	from May 9, 2008
	Year Ended	(Inception) to
	December 31,	December 31,
	2009	2008

Statement of Operations Data:
Total investment income	$10,637	$14,005
Base management fees	90,904	11,990
Administrative fees	269,384	28,041
Total operating expenses	1,006,615	542,965
Net investment (loss)	(995,978)	(528,960)

Per Share Data:
Net asset value per common share	$6.53	$8.27
Net investment (loss)	(1.75)	(1.79)
Net (decrease) in net assets resulting from operations	(1.75)	(1.79)
Distributions declared	-	-

Balance Sheet Data at Period End:
Short-term investments at fair value	$3,000,000	$4,411,127
Cash and cash equivalents	367,918	367,588
Total assets	3,903,387	4,810,163
Total liabilities	183,891	94,689
Net assets	3,719,496	4,715,474

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions.  The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this annual report on Form 10-K or incorporated by reference herein. Other factors that could cause actual results to differ materially include:

•
An economic downturn, such as the one we are currently experiencing, could likely impair the ability of any portfolio company that we may acquire an interest in to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•
An economic downturn, such as the one we are currently experiencing, could disproportionately impact the public ready growth companies which we intend to target for investment, potentially causing us to suffer losses in our portfolio and experience diminished demand for capital from these companies; and

•	An inability to access the equity markets could impair our investment activities.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us at the time we filed this annual report on Form 10-K with the SEC, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We were incorporated on May 9, 2008 under the laws of the State of Maryland.  We filed an election to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) on November 20, 2008.

We seek to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies. Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.  In accordance with our investment objective, we seek to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies” and US.-based, private companies with an equity value of between $250 million and $1 billion, which we refer to as “small-cap companies.”  Our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we may acquire in such companies.  However, we anticipate that a portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation. We may also make investments on an opportunistic basis in U.S.-based publicly-traded companies with market capitalizations of less than $250 million, as well as foreign companies that otherwise meet our investment criteria, subject to certain limitations imposed under the 1940 Act.

Our investments will generally take the form of either “sponsored deals” or “financing participation deals.” In a sponsored deal, we are generally the lead or primary investor, and are principally responsible for setting the terms and conditions of the investment, establishing the going public process, milestones and timing, generally assisting the portfolio company in raising any additional capital from co-investors and providing going public assistance and guidance. While we may in certain circumstances make an initial seed investments in prospective portfolio companies in sponsored deals, we typically attempt to avoid the risk associated with an initial seed investment where the potential portfolio company may abandon the going public process due to its inability or unwillingness to undertake and complete the audit, governance and other requirements to become public. We also believe it is important for a potential portfolio company to demonstrate its commitment to the going public process by funding any upfront legal and audit costs.  All of the investment process steps set forth below will typically be applicable in a sponsored deal.

In a financing participation deal, typically we participate in a current private offering round being self-underwritten by the potential portfolio company or distributed by placement agents. Typically, the terms of a financing participation deal, which are generally already established consistent with a financing intended to be the last financing round prior to a traditional initial public offering (“pre-IPO”), have already been established by the issuer and/or the placement agent.  In these types of deals, we generally are dealing with existing management and principal investors with a greater level of public company experience or knowledge and an expectation to go public within our targeted time frame.

Financing participation deals arise when we have the opportunity to participate in current pre-IPO financing rounds of later stage, venture capital-backed private companies that otherwise meet out investment criteria.  In these transactions, we are able to focus our investment process on a single investment, eliminating the need for an initial investment to fund certain upfront going public costs in a prospective portfolio company.

In financing participation deals, we believe we are generally able to avoid the risk associated with an initial seed investment where the potential portfolio company may abandon the going public process due to its inability or unwillingness to undertake and complete the audit, governance and other requirements to become public. We also believe it is important for a potential portfolio company to demonstrate its commitment to the going public process by funding any upfront legal and audit costs.  Our belief is that potential portfolio companies which meet our investment criteria will generally be able and willing to fund these upfront going public costs or will have already substantially completed certain audit and governance requirements.  Financing participation deals, which typically do not require us to seek co-investors, are also attractive to us while our investment size is limited as we attempt to increase our capital base.  Unlike sponsored deals, certain of the investment process steps may not be applicable to financing participation deals as identified below.

In a financing participation deal, we will typically make a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after we are satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within our desired timeframes and has substantially completed certain audit and governance requirements to our satisfaction prior to the closing of our investment.

While we have specifically identified sponsored deals and financing participation deals, we believe there may be other types of investment opportunities which may not have the specific characteristics of a sponsored deal or financing participation deal, but which may still meet our general investment criteria and which are still relevant to our focus on micro-cap and small-cap companies capable of and committed to becoming public.  We may make investments in such portfolio companies on an opportunistic basis.  In all cases, we expect our portfolio companies will generally be able to file a registration statement with the SEC within three to twelve months after our investment and will generally be able to obtain an exchange listing within twelve to eighteen months after our investment.

In evaluating both sponsored and financing participation deals, we utilize an investment process focused on the following factors.  *The investment process factors below associated with term sheets, co-investment documents, placement agents and capital raising are not typically a part of financing participation deals.  As a result, the steps associated with these factors are typically not followed for financing participation deals.:

•
Qualification. We obtain information from the potential portfolio company’s management, conduct a preliminary evaluation of threshold issues and make a determination as to whether the opportunity is qualified and deserving of additional investigation.

•
Evaluation. We undertake an in-depth evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we have interest in pursuing the investment.

•
Report Preparation. We prepare an internal investment report which discusses our evaluation findings and recommendations, together with an internal valuation report outlining our acceptable valuation ranges for an investment.

•	Approval. Our investment adviser’s Investment Committee reviews the investment and valuation reports and, when appropriate, approves the investment subject to completion of satisfactory due diligence.

•
Term Sheet.*  We prepare, negotiate and execute a term sheet with the portfolio company which, among other things, will establish the due diligence process and set a transaction closing time table (including the achievement of going public milestones).  This step is not applicable to our financing participation deals since the terms and conditions of such an investment have typically already been set by the portfolio company.

•	Due Diligence. We conduct an on-site diligence visit and complete the gathering and review of diligence materials.

•
Co-Investment Documents.*  As required, we assist the portfolio company in the review, revision and preparation of a confidential business memorandum, company investment PowerPoint presentation and executive summary that will be used by us to approach co-investors on a selected basis or by the portfolio company and its placement agents to undertake a private placement offering.  This step is typically not applicable to our financing participation deals as these documents or comparable information will normally already be available.

•
Governance.  We establish, and assist the portfolio company in satisfying, certain governance matters which may be required for an exchange listing and which we may designate as a condition to the closing of our investment (including the appointment of an independent board and the audit and compensation committees, the hiring, or the engagement of an executive recruiter to conduct a search for a qualified CFO, the engagement of a qualified independent auditor, and completion of the audit).

•
Placement Agent.* As required, we assist the portfolio company in identifying potential placement agents to raise additional capital beyond the investment amount we intend to provide.    This step is typically not applicable to our financing participation deals since either a placement agent will have already been engaged or the portfolio company will be handling the offering itself on a self-underwritten basis.

•
Capital Raising;* Going Public Preparation.  We assist the portfolio company in monitoring the capital raising process, by introducing co-investors on a selected basis, and in achieving certain “going public” milestones which we may designate as a condition to the closing of our investment.     This step is typically not applicable to our financing participation deals; however, on a selected basis, we may introduce certain co-investors to the portfolio company.

•	Investment Closing. At closing, we make our investment, principally consisting of convertible debt or convertible preferred stock or other equity.

•
Completion of Going Public Process.  Following the closing of our investment, we will provide managerial assistance to the portfolio company in their completion of the going public process, as needed, within the general time frames set forth below:

o For a Sponsored Deal:

(i) If we believe that the portfolio company is able to complete a traditional IPO based primarily on its revenue and profitability levels measured against recent comparable IPO transactions, which we refer to herein as “IPO qualified” or an “IPO qualified company,” we expect that the portfolio company will file a registration statement under the Securities Act within approximately nine months after closing and complete the IPO and obtain a senior exchange listing within approximately 15 months after closing.  If the portfolio company fails to complete an IPO within the 15-month time frame, the portfolio company is expected to file a registration statement under the Exchange Act and become a reporting company within 18 months after closing.

(ii) If we believe that the portfolio company is not IPO qualified at the time of our investment, we expect that the portfolio company will file a registration statement under the Exchange Act within three months after closing and obtain a junior or senior exchange listing within 15 months after closing.

o For a Financing Participation Deal:

We expect that the portfolio company, which will typically be IPO qualified, will file a registration statement under the Securities Act within 12 months after closing and complete an IPO and obtain a senior exchange listing within 18 months after closing.

As an integral part of our investment, we intend to partner with our portfolio companies to become public companies that meet the governance and eligibility requirements for a listing on the New York Stock Exchange, Nasdaq (Global Select, Global or Capital Market) or NYSE Amex Equities, formerly known as the American Stock Exchange (collectively, “U.S. Senior Exchanges”).  We will also consider listings by foreign portfolio companies on the Toronto Stock Exchange, London Stock Exchange, Frankfurt Stock Exchange, Hong Kong Stock Exchange and other foreign exchanges that we may determine as an acceptable venue (collectively, “Foreign Senior Exchanges”).  As a BDC, however, we cannot invest more than 30% of our assets in foreign investments.

We refer to the U.S. Senior Exchanges and the Foreign Senior Exchanges herein collectively as the “senior exchanges” or individually as a “senior exchange.” We intend for our portfolio companies to go public through the filing of a registration statement under either the Securities Act or the Exchange Act.   For portfolio companies that we believe are IPO qualified, we expect these companies to go public by filing a registration statement under the Securities Act and completing an IPO.  For portfolio companies that are either not IPO qualified at the time of our investment or fail to complete an IPO under the Securities Act in a timely manner, we expect these companies to go public by filing a registration statement under the Exchange Act, which makes them a non-listed public filer initially.

In general, we seek to invest in micro-cap and small-cap companies that we believe will generally be able to file a registration statement with the SEC within approximately three to twelve months after our investment.  These registration statements may take the form of a resale registration statement filed by a portfolio company under the Securities Act coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act, a registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act, or a registration statement under the Securities Act registering the primary sale of common stock of a portfolio company in an IPO.

We expect the common stock of our portfolio companies that are not IPO qualified at the time of our investment or fail to complete an IPO in a timely manner to typically be initially quoted on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) or, in the case of foreign portfolio companies, the Toronto Stock Exchange Venture, the Shenzhen Stock Exchange (Chinext) or other foreign exchanges that we may determine as an acceptable initial foreign listing venue (collectively, “Foreign Junior Exchange”), following the completion of the registration process, depending upon satisfaction of the applicable listing requirements.   We refer to the OTC Bulletin Board and the Foreign Junior Exchanges herein collectively as the “junior exchanges” or individually as a “junior exchange.”

We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on either a junior or senior exchange within the expected timeframe, if at all.  If, for any reason, a traditional IPO is unavailable due to either market conditions or an underwriter’s minimum requirements, we believe that we can provide each of our portfolio companies with an alternative and more certain solution to becoming public and obtaining an exchange listing through our investment adviser’s going public, aftermarket support and public markets expertise.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that a senior exchange listing, if obtained, will generally provide our portfolio companies with greater visibility, marketability, and liquidity than they would otherwise be able to achieve without such a listing.  Since we intend to be more patient investors, we believe that our portfolio companies may have an even greater potential for capital appreciation if they are able to demonstrate sustained earnings growth and are correspondingly rewarded by the public markets with a price-to-earnings (P/E) multiple appropriately linked to earnings performance.  We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to achieve such sustained earnings growth, or that the public markets will recognize such growth, if any, with an appropriate market premium.

To the extent that we receive convertible debt instruments in connection with our investments, such instruments will likely be unsecured or subordinated debt securities. The convertible preferred stock we expect to receive in connection with our investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest.

Since we currently intend to elect to be treated as a Regulated Investment Company (“RIC”) beginning with our 2010 taxable year, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.   As a result, to comply with these diversification requirements, we expect that the size of our individual portfolio company investments will typically range from $250,000 to $500,000. However, we may invest more than this threshold in certain opportunistic situations, provided we do not invest more than 25% of the value of our assets (for up to 50% of our investment portfolio) in any portfolio company, to allow us to continue to qualify for RIC status.  We expect the size of our portfolio company investments to increase to the extent our capital base increases in the future.  In the event we determine not to elect to be treated as a RIC based on the results of our operations and other factors during our 2010 taxable year, there would be no limit on the size of our individual portfolio company investments.

We expect that our capital will primarily be used by our portfolio companies to finance organic growth.  To a lesser extent, our capital may be used to finance acquisitions and recapitalizations. Our investment adviser’s investment decisions are based on an analysis of potential portfolio companies’ management teams and business operations supported by industry and competitive research, an understanding of the quality of their revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.  Our investment adviser also assesses each potential portfolio company as to its appeal in the public markets, its suitability for achieving and maintaining public company status and its eligibility for a senior exchange listing.

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

Current Economic Environment

The U.S. economy continues to experience recessionary conditions, although there are some economic indicators which are showing signs of recovery.  During the year ended December 31, 2009, consumer confidence continued to deteriorate and unemployment figures increased.  The generally depressed economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap and small-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap and small-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap and small-cap companies.

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).  Keating Investments was founded in 1997 and is an investment adviser registered under the Advisers Act.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, Kyle L. Rogers, our Chief Operating Officer and Secretary and Frederic M. Schweiger, a member of our investment adviser.  In addition, Keating Investments’ other investment professionals consist of two portfolio company originators, one analyst and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance.  In addition, Keating Investments previously agreed to delay a portion of the base management fee payable equal to 0.5% of our gross assets until we completed at least one investment in a portfolio company consistent with our investment strategy. On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, requiring a payment to Keating Investments of previously deferred base management fees totaling $20,502.  See “Business – Investment Advisory and Administrative Services Agreement.”

Investment Portfolio and Activities

During the year ended December 31, 2009, our investment portfolio consisted solely of money market investments and short-term certificate of deposit investments.  While our investment adviser continues to actively evaluate potential portfolio investments in micro-cap and small-cap companies that meet our investment criteria, we made no investments in portfolio companies as of December 31, 2009.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, a San Jose, California based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

Since the closing of our initial private placement in November 2008 and through December 31, 2009, our investment adviser has reviewed over 150 companies that meet our investment criteria.  However, based upon diligence and review, our investment adviser made the determination not to make investments in such companies.  As of the date of this annual report on Form 10-K, there are three companies in various stages of our investment process which are actively being reviewed by our investment adviser.

Beginning in 2010 we anticipate making five to ten investments per year depending upon the amount of capital we have available for investment.  The consummation of each investment will depend upon satisfactory completion of our due diligence investigation of the prospective portfolio company, our confirmation and acceptance of the investment terms, structure and financial covenants, the execution and delivery of final binding agreements in form mutually satisfactory to the parties, the absence of any material adverse change and the receipt of any necessary consents.  We can provide no assurance that we will be able to meet our anticipated pace of investment.

Results of Operations

We were incorporated on May 9, 2008 and commenced operations in November 2008.  Set forth below are the results of operations for the year ended December 31, 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008.

Revenues.  We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our marketing efforts along with general and administrative expenses before we will earn any material revenue.

We previously raised a total of $5,698,000 in gross proceeds in our initial private placement which was completed on November 12, 2008.  Management of Keating Investments contributed 16.7% of that total.  Since inception, we have incurred operating cash outflows of approximately $1,375,000, stock offering costs of approximately $455,000, including placement agent commissions, associated with our initial private placement, and deferred stock offering costs of approximately $502,000 associated with our continuous public offering, resulting in approximately $3,368,000 of capital available as of December 31, 2009.  We have generated and will continue to generate limited revenue from interest earned from the temporary investment of the net proceeds from our initial private placement offering in U.S. government securities and other high-quality debt investments that mature in one year or less. For the year ended December 31, 2009, we earned interest and dividend income from money market and certificate of deposit investments of approximately $10,600.  For the period from May 9, 2008 (inception) through December 31, 2008, we earned interest and dividend income from money market investments of approximately $14,000.

We seek to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based micro-cap and small-cap companies.  If we invest in convertible debt securities, we expect that such securities will generally carry a market rate of interest, which interest will be payable monthly, quarterly, or in certain instances, annually, in cash.  We may, in certain instances, also require that all or a portion of the interest on the convertible debt securities be paid in advance from the proceeds thereof.  In the event that we do not receive advance payments of interest out of the proceeds of the convertible debt securities, there is no assurance that we will receive interest from our portfolio companies on a monthly, quarterly, or annual basis.

We may also generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

As we have made no debt or equity investments in any portfolio companies since inception through December 31, 2009, no interest, dividend or other income from portfolio company investments was recorded during the year ended December 31, 2009 or during the period from May 9, 2008 (inception) through December 31, 2008.

Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See “Business – Investment Advisory and Administrative Services Agreement.”  We bear all other expenses of our operations and transactions, including, without limitation:

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

For the year ended December 31, 2009, we had operating expenses of $1,006,615, comprised of: (i) legal, accounting and other professional fees of $388,126; (ii) directors’ fees of $99,000; (iii) base management fees of $90,904; (iv) allocated administrative fees of $269,384; and (v) other general and administrative expenses of $159,201.

For the period from May 9, 2008 (inception) through December 31, 2008, we had operating expenses of $542,965, comprised of: (i) legal, accounting and other professional fees of $360,420; (ii) directors’ fees of $53,189; (iii) base management fees of $11,990; (iv) allocated administrative fees of $28,041; and (v) other general and administrative expenses of $89,325.

Financial Condition, Liquidity and Capital Resources

We generated net cash proceeds of $5,243,434 from our initial private placement which was completed on November 12, 2008.  We plan to invest the net proceeds remaining from our initial private placement in portfolio companies in accordance with our investment objective and strategies described in this annual report on Form 10-K.  We did not finalize or fund any portfolio company investments during 2009.  Beginning in 2010, we anticipate making five to ten investments per year depending upon the amount of capital we have available for investment and on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, a San Jose, California based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

On June 11, 2009, we commenced a continuous public offering pursuant to which we intend to sell from time to time up to 10 million shares of our common stock, at an initial offering price of $10 per share, adjusted for volume discounts and commission waivers, for a period of 18 months ending on December 11, 2010.  There can be no assurance that we will be able to sell all of the shares we are presently offering.  As of December 31, 2009, no shares of common stock had been sold and no proceeds had been received from our continuous public offering.  Subsequent to December 31, 2009 and through the filing of this annual report on Form 10-K, we received and accepted subscriptions for 344,615 shares of our common stock at an average price per share of approximately $9.99, resulting in gross proceeds of $3,441,936.

We plan to invest the net proceeds remaining from our initial private placement and the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategies described in this annual report on Form 10-K.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, a San Jose, California based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks. We anticipate that it will take us up to 12 to 24 months after conclusion of the continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. We cannot assure you we will achieve our targeted investment pace.

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

Our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses. As of December 31, 2009, we had made no investments in portfolio companies.

As of December 31, 2009, we had cash resources of approximately $3,368,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $154,000 and management fees payable to Keating Investments of approximately $29,000.  As of December 31, 2008, we had cash resources of approximately $4,779,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $83,000, and management fees payable to Keating Investments of approximately $12,000.

As of December 31, 2009, our cash resources included $3,000,000 invested in certificates of deposit with original maturities of four weeks (maturing on January 7, 2010) which have been valued by us at amortized cost as of December 31, 2009.  The remainder of our cash resources of approximately $368,000 is held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.   As of December 31, 2009, we had no investments in debt or equity securities of private or public companies.  As of December 31, 2008, our cash resources included approximately $4,411,000 invested in the Goldman Sachs Financial Square Treasury Instruments Fund, a money market mutual fund holding primarily short-term U.S. Treasury securities, and approximately $368,000 held in depository accounts at Steele Street Bank & Trust.

As of December 31, 2009, we had net assets of $3,719,496 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $6.53.  As of December 31, 2008, we had net assets of $4,715,474 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $8.27.

Recent Developments

Subsequent to December 31, 2009 and through the filing of this annual report on Form 10-K, we have sold 344,615 shares of common stock under our continuous public offering for gross proceeds of $3,441,936. The following table summarizes the sales of our common stock on a monthly basis since December 31, 2009:

	Shares Sold (1)	Average Price per Share (1)	Gross Proceeds
January 11 (first closing)	114,695	10.00	1,146,500
February 1	54,638	9.99	546,000
March 1	53,914	9.94	535,750
March 26	121,368	10.00	1,213,686
	344,615	$9.99	$3,441,936

(1)	All shares were sold at prices between $9.30 and $10.00, depending on the amount of commissions waived by Andrews Securities, LLC, the dealer manager of the continuous public offering.

On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, a San Jose, California based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

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

Although our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we seek to acquire in such companies, we also expect to generate current income from the interest and preferred dividends on such convertible debt and convertible preferred securities, respectively, prior to their conversion.

The timing of any capital gains generated from the appreciation and sale of common stock we expect to receive in our portfolio companies upon conversion of the convertible debt and convertible preferred equity securities cannot be predicted.  Although we expect to be able to pay dividends from the interest and preferred dividends we may receive from some of our investments prior to our conversion thereof, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.  This may result in substantial fluctuations in our quarterly dividend payments to stockholders.  In addition, since we expect to have an average holding period for our portfolio company investments of one to three years, it is unlikely we will generate any capital gains during our initial years of operations and thus we are likely to pay dividends in our initial years of operation principally from interest and preferred dividends we may receive from some of our investments prior to our conversion thereof.  However, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

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

After conclusion of any such offering and until our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock as most recently determined by our Board of Directors on or prior to the valuation date for such distribution. If and when our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on a U.S. Senior Exchange, if our shares are listed thereon, or the OTC Bulletin Board on the valuation date for such distribution. Market price per share on that date will be the closing price for such shares on a U.S. Senior Exchange or the OTC Bulletin Board, as applicable, or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements.

Related Parties

We have a number of business relationships with affiliated or related parties.  We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the managing member and majority owner of Keating Investments.   Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, is also an executive officer of Keating Investments.  Kyle L. Rogers, our Chief Operating Officer and Secretary, is also an executive officer and member of Keating Investments.  Frederic M. Schweiger, though not an executive officer or director of ours, is a senior investment professional and member of Keating Investments. We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive license to use the name “Keating.” In addition, pursuant to the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments provides us with certain administrative services necessary to conduct our day-to-day operations.

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar, Rogers and Schweiger, and the additional administrative personnel currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objectives similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.  See “Risk Factors – Risks Relating to our Business and Structure – There are significant potential conflicts of interest which could impact our investment returns.”

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

We will determine the fair value of our debt investments by reference to the principal or most advantageous market in which these debt investments could be sold. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that we would use in originating a debt investment in this market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in this market. In general, we consider enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. We also consider the specific covenants and provisions of each investment which may enable us to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are also analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than required for such a profile under current market conditions.

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

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we will analyze its historical and projected financial results, as well as the nature and value of collateral, if any. We will also use industry valuation benchmarks and public market comparables.  We will also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process. We will generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual forecasts for the upcoming fiscal year.

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

Revenue Recognition. We will calculate gains or losses on the sale of investments by using the specific identification method.  Realized gains or losses will be recognized when an investment is disposed of and will be computed as the difference between our cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Unrealized appreciation or depreciation will be computed as the difference between the fair value of the investment and the cost basis of such investment.

We will record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent such amounts are expected to be collected.

Origination, closing and/or commitment fees associated with debt investments in portfolio companies will be accreted into interest income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, we will record any prepayment penalties and unamortized loan origination, closing and commitment fees as part of interest income.

We intend to place loans on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest will be generally reversed when a loan is placed on non-accrual status. We may recognize as income or apply to principal, interest payments received on non-accrual loans, depending upon management’s judgment. We will restore non-accrual loans to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Dividend income from equity investments in portfolio companies is recorded on the ex-dividend date.

We may hold debt instruments in our portfolio that contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, will be added to the principal balance of the debt and recorded as interest income. The actual collection of this interest may be deferred until the time of debt principal repayment.

Other Income. Other income will include closing fees, or origination fees, associated with equity investments in portfolio companies. Such fees are normally paid at closing of our investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. We will offer and provide managerial assistance to our portfolio companies in connection with our investments and may receive fees for our services. These fees are typically included in other income.

Deferred Offering Costs. Deferred offering costs are comprised of expenses directly related to the continuous public offering of our common stock that initially have been deferred and will be charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning in January 2010 and continuing through the expiration of the offering period in December 2010.

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

At December 31, 2009, the we had net operating loss carryforwards of approximately $1,250,000 which expire beginning in 2028 and which may be used to offset future taxable income as long as the we remain taxable as a C corporation in future taxable years.  These net operating loss carryforwards can no longer be utilized by the us upon our election to be treated as  RIC for U.S federal income tax purposes, which we currently intend to do beginning with our 2010 taxable year.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

To date, our efforts have been limited primarily to organizational activities and activities relating to our initial private placement and continuous public offering, as well as our evaluation of prospective portfolio investments. As a significant portion of the proceeds from our initial private placement have been invested in short term investments, pending subsequent investment in suitable portfolio companies in accordance with our investment objective, our only current market risk exposure relates to fluctuations in interest rates.

As of December 31, 2009, $3,000,000 was invested in certificates of deposit with original maturities of four weeks (maturing on January 7, 2010) at an effective annualized interest rate of approximately 0.55%. Assuming no other changes to our holdings as of December 31, 2009, a 1% change in the underlying interest rate payable on our certificate of deposit investments as of December 31, 2009 would not have a material effect on the amount of interest income earned from our certificate of deposit investments for the following 90-day period.

We have not engaged in any hedging activities since our inception on May 9, 2008. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.                 Financial Statements and Supplementary Data

Keating Capital, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Keating Capital, Inc.

We have audited the accompanying statements of assets and liabilities of Keating Capital, Inc. (the “Company,” a Maryland corporation), including the schedule of investments, as of December 31, 2009 and 2008, and the related statements of operations, cash flows, changes in net assets and financial highlights for the year ended December 31, 2009, and the period from May 9, 2008 (inception) through December 31, 2008. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of December 31, 2009 and 2008, by correspondence with the custodian and brokers.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Keating Capital, Inc. as of December 31, 2009 and 2008, and the results of its operations, its cash flows, the changes in its net assets, and the financial highlights for the year ended December 31, 2009, and the period from May 9, 2008 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado
March 30, 2010

Keating Capital, Inc.
Statements of Assets and Liabilities

	December 31,	December 31,
	2009	2008

Assets
Short-term investments	$3,000,000	$4,411,127
Cash and cash equivalents	367,918	367,588
Prepaid expenses and other assets	33,572	31,448
Deferred offering costs	501,897	-

Total Assets	3,903,387	4,810,163

Liabilities
Base management fees payable to Investment Adviser	29,468	11,990
Administrative fees payable to Investment Adviser	67,136	28,041
Reimbursable expenses payable to Investment Adviser	18,063	13,875
Accounts payable	32,113	35,783
Accrued expenses and other liabilities	37,111	5,000

Total Liabilities	183,891	94,689

Net Assets	$3,719,496	$4,715,474

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
569,900 shares issued and outstanding as of December 31, 2009 and 2008	$570	$570
Additional paid-in capital	5,243,864	5,243,864
Accumulated net investment loss	(1,524,938)	(528,960)

Net Assets	$3,719,496	$4,715,474

Common Shares Outstanding	569,900	569,900

Net Asset Value Per Outstanding Common Share	$6.53	$8.27

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations

		Period from
		May 9, 2008
	Year Ended	(Inception) to
	December 31,	December 31,
	2009	2008

Investment Income
Interest and dividend income	$10,637	$14,005

Total Investment Income	10,637	14,005

Operating Expenses
Base management fees	90,904	11,990
Administrative fees	269,384	28,041
Legal and professional fees	388,126	360,420
Directors' fees	99,000	53,189
General and administrative expenses	159,201	89,325

Total Operating Expenses	1,006,615	542,965

Net Investment Loss	(995,978)	(528,960)

Net Decrease in Net Assets
Resulting from Operations	$(995,978)	$(528,960)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(1.75)	$(1.79)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	569,900	294,824

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets

		Period from
		May 9, 2008
	Year Ended	(Inception) to
	December 31,	December 31,
	2009	2008

Changes in Net Assets from Operations
Net investment loss	$(995,978)	$(528,960)

Net Decrease in Net Assets Resulting from Operations	(995,978)	(528,960)

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in private offering at $10 per share	-	5,699,000
Offering costs from issuance of common stock	-	(454,566)

Increase in Net Assets Resulting From
Capital Stock Transactions	-	5,244,434

Net (Decrease) Increase in Net Assets	(995,978)	4,715,474

Net assets at beginning of period	4,715,474	-

Net Assets at End of Period	$3,719,496	$4,715,474

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows

		Period from
		May 9, 2008
	Year Ended	(Inception) to
	December 31,	December 31,
	2009	2008

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(995,978)	$(528,960)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(2,124)	(31,448)
Increase in base management fees payable to Investment Adviser	17,478	11,990
Increase in administrative fees payable to Investment Adviser	39,095	28,041
Increase in reimbursable expenses payable to Investment Adviser	4,188	13,875
Increase (decrease) in accounts payable	(3,670)	35,783
Increase in accrued expenses and other liabilities	32,111	5,000

Net cash used in operating activities	(908,900)	(465,719)

Cash Flows From Investing Activities
Purchases of short-term investments	(16,703,814)	(4,411,127)
Proceeds from sales and maturities of short-term investments	18,114,941	-

Net cash provided by (used in) investing activities	1,411,127	(4,411,127)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	5,699,000
Stock offering costs	(501,897)	(454,566)

Net cash (used in) provided by financing activities	(501,897)	5,244,434

Net increase in cash and cash equivalents	330	367,588

Cash and cash equivalents, beginning of period	367,588	-

Cash and cash equivalents, end of period	$367,918	$367,588

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedules of Investments

			% of
December 31, 2009	Cost	Fair Value	Net Assets

Certificates of Deposit
Certificates of Deposit (1)
Maturing on January 7, 2010
Annual Percentage Yield of 0.55%	$3,000,000	$3,000,000	80.66%

Total Investments	$3,000,000	$3,000,000	80.66%

(1) Fair value reflects amortized cost as of December 31, 2009.

				% of
December 31, 2008	Shares	Cost	Fair Value	Net Assets

Money Market Funds
Goldman Sachs Financial Square
Treasury Instruments Fund (2)	4,411,127	$4,411,127	$4,411,127	93.55%

Total Investments		$4,411,127	$4,411,127	93.55%

(2) Fair value reflects redemption value as of December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights

			Period from
			May 9, 2008
		Year Ended	(Inception) to
		December 31,	December 31,
		2009	2008

Per Common Share Data (1)
	Net asset value, beginning of period	$8.27	$-

	Loss from investment operations:
	Net investment loss	(1.75)	(0.93)

	Total decrease from investment operations	(1.75)	(0.93)

	Capital stock transactions:
	Issuance of common stock in private offering	-	10.00
	Offering costs from issuance of common stock	-	(0.80)

	Total increase from capital stock transactions	-	9.20

	Net asset value, end of period	$6.53	$8.27

	Common shares outstanding, end of period	569,900	569,900

Supplemental Data and Ratios
	Net assets, beginning of period	$4,715,474	$-
	Net assets, end of period	$3,719,496	$4,715,474
	Average net assets during period	$4,217,485	$2,357,737
	Ratio of operating expenses to average net assets (2)	23.87%	35.62%
	Ratio of net investment loss to average net assets (2)	23.62%	34.70%

(1)	Financial highlights are based on total shares outstanding at end of period.

(2)	Ratios for the Period from May 9, 2008 (Inception) to December 31, 2008 have been annualized

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

The Company intends to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Under the Company’s investment process, it typically will make only a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after it is satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within the Company’s desired timeframes and has substantially completed certain audit and governance requirements to the Company’s satisfaction prior to the closing of the Company’s investment.

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

Consolidation
Under the 1940 Act rules and the regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating any entity other than another investment company or an operating company that provides substantially all of its services and benefits to the Company. The Company’s financial statements include only the accounts of Keating Capital, Inc. as the Company has no subsidiaries.

Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the portfolio companies the Company chooses to invest in and any other parameters used in determining these estimates could cause actual results to differ.  The Company considers its significant estimates to include the fair value of investments in certificates of deposit.

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

The Company uses a framework for measuring fair value as described below.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Keating Capital, Inc.
Notes to Financial Statements

The following table presents the financial instruments carried at fair value as of December 31, 2009 and 2008, by caption on the Statement of Assets and Liabilities.

				Total
		Significant		Fair Value
		Other	Significant	Reported In
	Quoted Prices In	Observable	Unobservable	Statement of
	Active Markets	Inputs	Inputs	Assets and
	(Level 1)	(Level 2)	(Level 3)	Liabilities

As of December 31, 2009
Certificates of Deposit (1)
(Maturing on January 7, 2010)	$-	$3,000,000	$-	$3,000,000

Total Investments at Fair Value	$-	$3,000,000	$-	$3,000,000

As of December 31, 2008
Goldman Sachs Financial Square
Treasury Instruments Fund (2)	$4,411,127	$-	$-	$4,411,127

Total Investments at Fair Value	$4,411,127	$-	$-	$4,411,127

(1) Fair value reflects amortized cost as of December 31, 2009.
(2) Fair value reflects redemption value as of December 31, 2008.

Short-Term Investments
Short-term investments that mature in 90 days or less, including certificates of deposit, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase.

Investments in money market mutual funds are classified as short-term investments separate from cash and cash equivalents and are valued at their net asset value or redemption value as of the close of business on the day of valuation.

Debt Investments
The Company will determine the fair value of debt investments by reference to the principal or most advantageous market in which these debt investments could be sold. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that the Company would use in originating a debt investment in such a market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in such a market.

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

Keating Capital, Inc.
Notes to Financial Statements

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

Keating Capital, Inc.
Notes to Financial Statements

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid instruments with an original maturity of 90 days or less at the date of purchase. Investments in money market mutual funds and certificates of deposit, which may have original maturities of 90 days or less, are separately classified as short-term investments.

Deferred Offering Costs
Deferred offering costs are comprised of expenses directly related to the continuous public offering of the Company’s common stock that initially have been deferred and will be charged  against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning in January 2010 and continuing through the expiration of the offering period in December 2010 (see Note 4).

Concentration of Credit Risk
The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Securities Transactions
Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).  Securities transactions outside conventional channels, such as private placements, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively.

Interest, Dividend and Other Income
Interest income from debt investments in portfolio companies, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent such amounts are expected to be collected.

Interest income from debt investments may contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, will be added to the principal balance of the debt and recorded as interest income. The actual collection of this interest may be deferred until the time of debt principal repayment.

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

As the Company has made no debt or equity investments in any portfolio companies from May 9, 2008 (Inception) to December 31, 2009, no interest, dividend or other income from portfolio company investments was recorded for the year ended December 31, 2009, or for the period from May 9, 2008 (Inception) to December 31, 2008.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification.  Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

Keating Capital, Inc.
Notes to Financial Statements

As the Company has made no debt or equity investments in any portfolio companies from May 9, 2008 (Inception) to December 31, 2009, no realized or unrealized gains or losses from portfolio company investments were recorded for the year ended December 31, 2009, or for the period from May 9, 2008 (Inception) to December 31, 2008.

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

Beginning with its 2010 taxable year, the Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code.  If the Company does not meet the criteria to qualify as a RIC for its 2010 taxable year, it will continue to be taxed as a regular corporation under Subchapter C of the Internal Revenue Code (a “C corporation”).  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that the Company distributes to its stockholders from its tax earnings and profits. To obtain and maintain its RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net capital gains in excess of realized net capital losses, if any. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year; (ii) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year; and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of December 31, 2009 and 2008, the Company did not record a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded when declared. Net realized capital gains, if any, are distributed at least annually.  No dividends or distributions were declared or paid to common stockholders for the year ended December 31, 2009 or for the period from May 9, 2008 (Inception) to December 31, 2008.

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

Keating Capital, Inc.
Notes to Financial Statements

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

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. The Base Fee for any partial quarter is appropriately pro-rated.

In accordance with the Investment Advisory and Administrative Services Agreement, Base Fees payable to Keating Investments began accruing on November 13, 2008, though Keating Investments previously agreed to delay the collection of a portion of the Base Fee equal to 0.5% of its gross assets until the Company completed at least one portfolio company investment consistent with its investment strategy.  As a result, the Company began accruing the entire 2% Base Fee for accounting purposes on November 13, 2008, but paid only 75% of the accrued Base Fee to Keating Investments during the year ended December 31, 2009. On January 25, 2010, the Company completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, requiring a payment to Keating Investments of previously deferred Base Fees totaling $20,502.

Total Base Fees incurred for the year ended December 31, 2009, and for the period from May 9, 2008 (Inception) through December 31, 2008 were $90,904 and $11,990, respectively.

At December 31, 2009 and 2008, total Base Fees payable to Keating Investments were $41,387 and $11.990, respectively, including $11,919 and $0, respectively, recorded in Accounts Payable in the accompanying Statement of Assets and Liabilities.

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

No incentive fees were earned by or paid to Keating Investments for the year ended December 31, 2009, or for the period from May 9, 2008 (Inception) through December 31, 2008, as the Company generated no realized capital gains during these periods.

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

Keating Capital, Inc.
Notes to Financial Statements

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

In accordance with the Investment Advisory and Administrative Services Agreement, the allocation of administrative expenses from Keating Investments commenced on November 13, 2008.  For the year ended December 31, 2009, and for the period from May 9, 2008 (Inception) to December 31, 2008, allocated administrative expenses totaled $269,384 and $28,041, respectively.

Reimbursable expenses payable to Keating Investments totaling $18,063 and $13,875 in the accompanying statement of assets and liabilities at December 31, 2009 and 2008, respectively, represent direct expenses of Keating Capital that were paid by Keating Investments on behalf of Keating Capital and are not comprised of allocable expenses under the Investment Advisory and Administrative Services Agreement.

Duration and Termination
The Investment Advisory and Administrative Services Agreement was initially approved by the Company’s Board of Directors and its sole stockholder on July 28, 2008. An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders at its Annual Meeting on May 14, 2009.

Unless earlier terminated as described below, the Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of a majority of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.

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

Keating Capital, Inc.
Notes to Financial Statements

4.	Capital Stock

The Company’s authorized capital stock consists of 200,000,000 shares of stock, par value $0.001 per share, all of which has initially been designated as common stock.

During the year ended December 31, 2009, the Company did not issue any shares of common stock.

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

On June 11, 2009 the Company commenced a continuous public offering pursuant to which the Company intends to sell from time to time up to 10 million shares of its common stock, at an initial offering price of $10.00 per share, for a period of 12 months, subject to a 6-month extension at the Company’s sole discretion.  There can be no assurance that the Company will be able to sell all of the shares it is presently offering and as of December 31, 2009, no shares of common stock had been sold and no proceeds had been received from the Company’s continuous public offering (see Note 7).

Deferred offering costs, comprised of expenses directly related to the continuous public offering that initially have been deferred, will be charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning in January 2010 and continuing through the expiration of the offering period in December 2010.

5.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the year ended December 31, 2009, and for the period from May 9, 2008 (Inception) to December 31, 2008:

		Period from
		May 9, 2008
	Year Ended	(Inception) to
	December 31,	December 31,
	2009	2008

Numerator for decrease in net assets per share	$(995,978)	$(528,960)

Denominator for basic and diluted
weighted average shares	569,900	294,824

Basic and diluted net decrease in net assets per share
resulting from operations	$(1.75)	$(1.79)

Keating Capital, Inc.
Notes to Financial Statements

6.	Income Taxes

At December 31, 2009, the Company had net operating loss carryforwards of approximately $1,250,000 which expire beginning in 2028 and which may be used to offset future taxable income as long as the Company remains taxable as a C corporation in future taxable years.  These net operating loss carryforwards can no longer be utilized by the Company upon its election to be treated as RIC for U.S federal income tax purposes, which it currently intends to do beginning with its 2010 taxable year.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$449,597	$86,899
Capitalized start-up expenses	96,369	103,421

Gross deferred tax assets	545,966	190,320

Valuation allowance	(545,966)	(190,320)

Net deferred tax assets	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax assets because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes for the year ended December 31, 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008 as follows:

	December 31,	December 31,
	2009	2008

U.S. federal income tax benefit at statutory rate	$(336,075)	$(179,847)
State income tax benefit, net of federal benefit	(19,571)	(10,473)
Change in valuation allowance	355,646	190,320

Benefit from income taxes	$-	$-

Keating Capital, Inc.
Notes to Financial Statements

7.	Subsequent Events

Subsequent to December 31, 2009, the Company sold 344,615 shares of common stock under its continuous public offering for gross proceeds of $3,441,936. The following table summarizes the sales of common stock on a monthly basis since December 31, 2009:

	Shares Sold (1)	Average Price per Share (1)	Gross Proceeds
January 11 (first closing)	114,695	10.00	1,146,500
February 1	54,638	9.99	546,000
March 1	53,914	9.94	535,750
March 26	121,368	10.00	1,213,686
	344,615	$9.99	$3,441,936

(1)	All shares were sold at prices between $9.30 and $10.00, depending on the amount of commissions waived by Andrews Securities, LLC, the dealer manager of the continuous public offering.

On January 25, 2010, the Company completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, a San Jose, California-based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

8.	Selected Quarterly Financial Data (Unaudited)

					Net Decrease
	Investment		Net Investment		in Net Assets
	Income		Loss		from Operations

		Per		Per		Per
Quarter Ended	Total	Share (1)	Total	Share (1)	Total	Share (1)

June 30, 2008 (2)	-	-	(130,643)	(1,435.64)	(130,643)	(1,435.64)
September 30, 2008	6,011	0.03	(219,329)	(1.13)	(219,329)	(1.13)
December 31, 2008	7,994	0.01	(178,988)	(0.32)	(178,988)	(0.32)

March 31, 2009	1,231	(3)	(214,297)	(0.38)	(214,297)	(0.38)
June 30, 2009	286	(3)	(296,919)	(0.52)	(296,919)	(0.52)
September 30, 2009	3,723	0.01	(234,346)	(0.41)	(234,346)	(0.41)
December 31, 2009	5,397	0.01	(250,416)	(0.44)	(250,416)	(0.44)

(1) Per share amounts are caclulated using weighted average shares outstanding during the period.
(2) Reflects the period from May 9, 2008 (Inception) to June 30, 2008.
(3) Per share amounts less than 0.01.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with Grant Thornton LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2009.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2009.

This annual report on Form 10-K does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report on Form 10-K.

 (c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the definitive proxy statement relating to our 2010 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2010, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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
Trademark License Agreement between the Registrant and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009)

10.4	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
_____________________________
*	Filed herewith.

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

KEATING CAPITAL, INC.

Date: March 30, 2010	/S/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy J. Keating
Date: March 30, 2010	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Ranjit P. Mankekar
Date: March 30, 2010	Ranjit P. Mankekar Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)

/s/ J. Taylor Simonton
Date: March 30, 2010	J. Taylor Simonton Director

/s/ Andrew S. Miller
Date: March 30, 2010	Andrew S. Miller Director

/s/ William F. Owens
Date: March 30, 2010	William F. Owens Director