Form 10-Q
period 2010-03-31
KEATING CAPITAL INC
filed 2010-05-14
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 12, 2010 was 1,066,069.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investment (cost: $1,000,000 at March 31, 2010)	$1,550,000	$-
Short-term investments at fair value (cost: $3,600,000 and $3,000,000
at March 31, 2010 and December 31, 2009, respectively)	3,600,000	3,000,000
Cash and cash equivalents	1,501,216	367,918
Prepaid expenses and other assets	67,817	33,572
Deferred offering costs	434,169	501,897

Total Assets	7,153,202	3,903,387

Liabilities
Base management fees payable to Investment Adviser	26,548	29,468
Administrative fees payable to Investment Adviser	74,470	67,136
Reimbursable expenses payable to Investment Adviser	9,338	18,063
Accounts payable	30,163	32,113
Accrued expenses and other liabilities	53,111	37,111

Total Liabilities	193,630	183,891

Net Assets	$6,959,572	$3,719,496

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
914,515 and 569,900 shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	$915	$570
Additional paid-in capital	8,243,127	5,243,864
Accumulated net investment loss	(1,834,470)	(1,524,938)
Net unrealized appreciation on investment	550,000	-

Net Assets	$6,959,572	$3,719,496

Common Shares Outstanding	914,515	569,900

Net Asset Value Per Outstanding Common Share	$7.61	$6.53

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Investment Income
Interest and dividend income:
Certificate of deposit and money market investments	$5,725	$1,231
Other income	10,000	-

Total Investment Income	15,725	1,231

Operating Expenses
Base management fees	26,548	24,051
Administrative fees	74,470	66,842
Legal and professional fees	137,204	77,564
Directors' fees	26,250	25,250
General and administrative expenses	60,785	21,821

Total Operating Expenses	325,257	215,528

Net Investment Loss	(309,532)	(214,297)

Net Change in Unrealized Appreciation on Investment
Non-control/non-affiliate investment	550,000	-

Net Change in Unrealized Appreciation On Investment	550,000	-

Net Increase (Decrease) in Net Assets Resulting From Operations	$240,468	$(214,297)

Net Increase (Decrease) in Net Assets Resulting from Operations
Per Common Share	$0.33	$(0.38)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	734,331	569,900

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Changes in Net Assets from Operations
Net investment loss	$(309,532)	$(214,297)
Net change in unrealized appreciation on investment	550,000	-

Net Increase (Decrease) in Net Assets Resulting from Operations	240,468	(214,297)

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in continuous public offering:
344,615 shares at an average price of $9.99 per share (1)	3,441,936	-
Offering costs from issuance of common stock	(340,400)	-
Amortization of deferred offering costs	(101,928)	-

Net Increase in Net Assets Resulting From Capital Stock Transactions	2,999,608	-

Net Increase (Decrease) in Net Assets	3,240,076	(214,297)

Net assets at beginning of period	3,719,496	4,715,474

Net Assets at End of Period	$6,959,572	$4,501,177

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether sales commissions were waived by the dealer manager

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Cash Flows From Operating Activities
Net increase (decrease) in net assets resulting from operations	$240,468	$(214,297)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investment	(550,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(34,245)	5,128
Increase (decrease) in base management fees payable	(2,920)	15,058
Increase in administrative fees payable	7,334	38,801
Increase (decrease) in reimbursable expenses payable	(8,725)	(8,481)
Increase (decrease) in accounts payable	(1,950)	44,309
Increase in accrued expenses and other liabilities	16,000	39,687

Net cash used in operating activities	(334,038)	(79,795)

Cash Flows From Investing Activities
Investment in portfolio company	(1,000,000)	-
Purchases of short-term investments	(9,600,000)	(1,027)
Proceeds from sales and maturities of short-term investments	9,000,000	-

Net cash used in investing activities	(1,600,000)	(1,027)

Cash Flows From Financing Activities
Gross proceeds from issuance of common stock	3,441,936	-
Offering costs from issuance of common stock	(340,400)	-
Additions to deferred stock offering costs	(34,200)	(201,865)

Net cash provided by (used in) financing activities	3,067,336	(201,865)

Net increase (decrease) in cash and cash equivalents	1,133,298	(282,687)

Cash and cash equivalents, beginning of period	367,918	367,588

Cash and cash equivalents, end of period	$1,501,216	$84,901

Supplemental Disclosure of Non-Cash Financing Activities
Amortization of deferred offering costs	$101,928	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedules of Investments
(Unaudited)

March 31, 2010

					% of
Portfolio Company / Type of Investment (1)	Industry	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)
NeoPhotonics Corporation	Semiconductors and
Series X Convertible Preferred Stock (2)	Related Devices	10,000	$1,000,000	$1,550,000	22.27%

Total Non-Control/Non-Affiliate
Investments			$1,000,000	$1,550,000	22.27%

Short-Term Investments
Certificates of Deposit (3)
Maturing on April 1, 2010
Annual Percentage Yield of 0.55%			$3,600,000	$3,600,000	51.73%

Total Short-Term Investments			$3,600,000	$3,600,000	51.73%

(1)
Control investments are defined by the Investment Company Act of 1940, as amended ("1940 Act") as investments in which  more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation  is maintained. Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting  securities are owned. Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(2)
The shares of Series X Convertible Preferred Stock are "restricted" securities under the Securities Act of 1933, as amended  ("1933 Act"), and thus may not be sold unless registered under the 1933 Act or unless an exemption from registration is available.  These shares are also subject to a contractual lock-up for a period of 6 months following completion of an initial public offering by NeoPhotonics Corporation.

(3)	Fair value reflects amortized cost as of March 31, 2010.

December 31, 2009

			% of
Portfolio Company / Type of Investment	Cost	Fair Value	Net Assets

Short-Term Investments
Certificates of Deposit (1)
Maturing on January 7, 2010
Annual Percentage Yield of 0.55%	$3,000,000	$ 3,000,000	80.66%

Total Short-Term Investments	$3,000,000	$ 3,000,000	80.66%

(1) Fair value reflects amortized cost as of December 31, 2009.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights
(Unaudited)

		Three Months Ended
		March 31,	March 31,
		2010	2009

Per Common Share Data
	Net asset value, beginning of period (1)	$6.53	$8.27

	Net investment loss (1)	(0.42)	(0.37)
	Net change in unrealized appreciation from investments (1)	0.75	-

	Net increase (decrease) in net assets resulting from operations	0.33	(0.37)

	Capital stock transactions:
	Issuance of common stock in continuous public offering (2)	1.35	-
	Offering costs from issuance of common stock (1)	(0.46)	-
	Amortization of deferred offering costs (1)	(0.14)	-

	Net increase in net assets from capital stock transactions	0.75	-

	Net asset value, end of period (1)	$7.61	$7.90

	Common shares outstanding, beginning of period	569,900	569,900
	Common shares outstanding, end of period	914,515	569,900
	Weighted average common shares outstanding during period	734,331	569,900

Supplemental Data and Ratios
	Net assets, beginning of period	$3,719,496	$4,715,474
	Net assets, end of period	$6,959,572	$4,501,177
	Average net assets during period	$5,339,534	$4,608,326
	Annualized ratio of operating expenses to average net assets	24.37%	18.71%
	Annualized ratio of net investment loss to average net assets	23.19%	18.60%

(1)	Based on actual shares outstanding at the beginning and end of the corresponding period or weighted average
	shares outstanding for the period, as appropriate.
(2)	Represents the average increase in net asset value attributable to each share issued during the quarter ended
	March 31, 2010.

The accompanying notes are an integral part of these financial statements.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) as of November 20, 2008. As a business development company, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code beginning with its 2010 taxable year (see Federal and State Income Taxes subheading under Note 2).  Prior to electing to be treated as RIC, the Company will be taxable as a regular corporation under Subchapter C of the Internal Revenue Code.

The Company seeks to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Under the Company’s investment process, it typically will make only a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after it is satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within the Company’s desired timeframes and has substantially completed certain audit and governance requirements to the Company’s satisfaction prior to the closing of the Company’s investment.

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

Basis of Presentation
The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2010. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidation
Under the 1940 Act rules and the regulations pursuant to Article 6 of Regulation S-X, the Company is precluded from consolidating any entity other than another investment company or an operating company that provides substantially all of its services and benefits to the Company. The Company’s financial statements include only the accounts of Keating Capital as the Company has no subsidiaries.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the portfolio companies the Company chooses to invest in and any other parameters used in determining these estimates could cause actual results to differ.  The Company considers its significant estimates to include the fair value of investments in certificates of deposit and portfolio company securities.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Valuation of Investments
Investments are stated at value as defined under the 1940 Act and in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets (see Note 3).

At March 31, 2010, the Company’s financial statements included an investment in the convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”) valued at $1,550,000, cost at $1,000,000.  The fair value of the Company’s investment in NeoPhotonics was determined in good faith by the Company’s Board of Directors.  Upon sale of the Company’s investment in NeoPhotonics, the value that is ultimately realized could be different from what is currently reflected in the Company’s financial statements, and this difference could be material.

Portfolio Investment Classification
The Company classifies its portfolio investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid instruments with an original maturity of 90 days or less at the date of purchase.  Investments in certificates of deposit, which may have original maturities of 90 days or less, are separately classified as short-term investments.

Deferred Offering Costs
Deferred offering costs are comprised of expenses directly related to the continuous public offering of the Company’s common stock that were previously deferred and which are currently being charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first common stock issuance and closing on January 11, 2010 and continuing through the expiration of the offering period on March 31, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the effective status of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other discretionary offering expenses are capitalized and subsequently charged against the gross proceeds of the offering on a straight-line basis over the remaining term of the offering (see Note 5).

Concentration of Credit Risk
The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Securities Transactions
Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).  Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively.

Interest and Dividend Income
Interest income from debt investments in portfolio companies is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  Debt investments are placed on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Interest income from debt investments may contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, will be added to the principal balance of the debt and recorded as interest income. The actual collection of this interest may be deferred until the time of debt principal repayment.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The Company’s preferred equity investments may pay fixed or adjustable rate dividends and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets. In order to be payable, distributions on such preferred equity must be declared by the portfolio company's Board of Directors.  Dividend income from preferred equity investments in portfolio companies is recorded when dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.

No interest or dividend income from portfolio company investments was recorded for the three months ended March 31, 2010 and 2009.

Other Income
Other income is comprised of fees, if any, for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and other third parties.  For services that are separately identifiable from the Company’s investment, income is recognized as earned, which is generally when the investment or other applicable transaction closes, or when the services are rendered if payment is not subject to the closing of an investment transaction.

During the three months ended March 31, 2010, the Company recorded $10,000 in other income representing a non-refundable due diligence fee received from a prospective portfolio company in December of 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

Unearned Income
Origination, closing and/or commitment fees specifically associated with debt investments in portfolio companies are initially deferred and subsequently accreted into interest income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, the Company records any prepayment penalties and unamortized loan origination, closing and commitment fees as part of interest income.

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

Federal and State Income Taxes
Beginning with its 2010 taxable year, the Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code (the “Code”).  If the Company does not meet the criteria to qualify as a RIC for its 2010 taxable year, it will continue to be taxed as a regular corporation under Subchapter C of the Internal Revenue Code (a “C corporation”).  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net long-term capital gains in excess of realized net short-term capital losses that the Company distributes to its stockholders from its taxable earnings and profits. To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its investment company taxable income. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for  the calendar year, (ii) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

To date, the Company has been taxed as a C corporation.  A corporation that converts to taxation as a RIC may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  As the Company did not have any built-in gains as of the end of its taxable year ending on December 31, 2009, it does not anticipate having to pay any corporate level tax as a result of its intention to elect to be treated as a RIC beginning with its 2010 taxable year.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of March 31, 2010 and December 31, 2009, the Company had not recorded a liability for any unrecognized tax benefits.

Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded when declared. Net realized capital gains, if any, are distributed at least annually.  No dividends or distributions have been declared or paid since inception.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements.  ASU 2010-06 also requires disclosure of fair value measurements by “class” instead of by “major category” as well as any changes in valuation techniques used during the reporting period.  For disclosures of Level 1 and Level 2 activity, fair value measurements by “class” and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of ASU 2010-06 on January 1, 2010, did not have a material impact on the Company's financial condition or results of operations.  For the reconciliation of Level 3 fair value measurements, this portion of ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this portion of ASU 2010-06 is not expected to have a material impact on the Company's financial condition or results of operations.

3.	Valuation of Investments

The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

The following is a description of the steps the Company takes each quarter to determine the value of the Company’s portfolio investments. Investments for which market quotations are readily available are recorded in the Company’s financial statements at such market quotations. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

•	A nationally recognized third-party valuation firm engaged by the Company’s Board of Directors reviews these preliminary valuations;

•
The Company’s Valuation Committee reviews the preliminary valuations, and the Company’s investment adviser and the nationally recognized third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

•
The Company’s Board of Directors discuss valuations and determine, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s investment adviser, the nationally recognized third-party valuation firm, and the Company’s Valuation Committee.

Investment Categories and Approaches to Determining Fair Value
Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

•	Level 1: Observable inputs such as unadjusted quoted prices in active markets;

•	Level 2: Includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and

•	Level 3: Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company applies the framework for determining fair value as described above to the valuation of investments in each of the following categories.

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

Debt Investments
The Company determines the fair value of debt investments by reference to the principal or most advantageous market in which these debt investments could be sold. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that the Company would use in originating a debt investment in such a market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in such a market.

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

The fair value of the Company’s equity investments for which market quotations are not readily available is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, when there are restrictions on resale, when there are specific concerns about the receptiveness of the capital markets to a specific company at a certain time, or other factors.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, the Company analyzes the portfolio company’s historical and projected financial results, as well as the nature and value of collateral, if any. The Company also uses industry valuation benchmarks and public market comparables.  The Company also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and includes these events in the enterprise valuation process.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

On January 25, 2010, the Company purchased 10,000 shares of Series X convertible preferred stock in NeoPhotonics in a private transaction for total consideration of $1,000,000.  NeoPhotonics is headquartered in San Jose, California and develops and manufactures photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

Since NeoPhotonics is a private company for which market quotations for its shares are not readily available as of March 31, 2010, the fair value of the Company’s investment in NeoPhotonics was determined in accordance with the Company’s valuation policy for such types of equity investments, and such investment has been categorized as Level 3 in the fair value hierarchy.

The following table categorizes the Company’s short-term investments and portfolio investments measured at fair value on a recurring basis based upon the lowest level of significant input used in the valuation as of March 31, 2010 and December 31, 2009:

	Quoted Prices In	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value

As of March 31, 2010
Portfolio Company Securities:
NeoPhotonics Corporation
Series X Preferred Stock	$-	$-	$1,550,000	$1,550,000

Short-Term Investments:
Certificates of Deposit (1)
(Maturing on April 1, 2010)	-	3,600,000	-	3,600,000

Total Investments at Fair Value	$-	$3,600,000	$1,550,000	$5,150,000

As of December 31, 2009
Short-Term Investments:
Certificates of Deposit (1)
(Maturing on January 7, 2010)	$-	$3,000,000	$-	$3,000,000

Total Investments at Fair Value	$-	$3,000,000	$-	$3,000,000

(1) Fair value reflects amortized cost as of March 31, 2010 and December 31, 2009.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Level 3
Portfolio Company
Investments
(Preferred Stock)

Fair Value at January 1, 2010	$-

New investment in Level 3 portfolio company securities	1,000,000

Total unrealized appreciation included in change in net assets	550,000

Fair Value at March 31, 2010	$1,550,000

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

4.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
Subject to the overall supervision of its Board of Directors, Keating Investments, the Company’s external Investment Adviser, manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments:

•	Determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes;

•	Determines which securities the Company will purchase, retain or sell;

•	Identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and

•	Closes, monitors and services the investments the Company makes.

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

Total Base Fees incurred for the three months ended March 31, 2010 and 2009 were $26,548 and $24,051, respectively.  At March 31, 2010 and December 31, 2009, total Base Fees payable to Keating Investments were $26,548 and $41,387, respectively, including $0 and $11,919, respectively, recorded in Accounts Payable in the accompanying Statement of Assets and Liabilities.

Incentive Fee
The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio.  Additionally, although the Company anticipates that a portion of its investments at any given time will include an interest or dividend component, Keating Investments is not entitled to an incentive fee on investment income generated from such interest or dividend payments.

No incentive fees were earned by or paid to Keating Investments for the three months ended March 31, 2010 and 2009 as the Company generated no realized capital gains during these periods.

Administrative Services
Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments furnishes the Company with office facilities, equipment, and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, Keating Investments also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which the Company is required to maintain, and preparing reports to the Company’s stockholders and reports filed with the Securities and Exchange Commission.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

In accordance with the Investment Advisory and Administrative Services Agreement, the allocation of administrative expenses from Keating Investments commenced on November 13, 2008.  Total allocated administrative expenses incurred for the three months ended March 31, 2010 and 2009 were $74,470 and $66,842, respectively.  At March 31, 2010 and December 31, 2009, total allocated administrative expenses payable to Keating Investments were $74,470 and $67,136, respectively.

Reimbursable expenses payable to Keating Investments totaling $9,338 and $18,063 in the accompanying Statement of Assets and Liabilities at March 31, 2010 and December 31, 2009, respectively, represent direct expenses of Keating Capital that were paid by Keating Investments on behalf of Keating Capital and are not comprised of allocable expenses under the Investment Advisory and Administrative Services Agreement.

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

The Investment Advisory and Administrative Services Agreement automatically terminates in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that the Company may terminate the agreement without penalty upon 60 days written notice to Keating Investments.  If Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

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

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

5.	Capital Stock

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

On June 11, 2009 the Company commenced a continuous public offering pursuant to which the Company intends to sell from time to time up to 10 million shares of its common stock, at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers, for a period ending March 31, 2011, or such later date if the Company’s Board of Directors elects to extend the offering, but not later than June 30, 2011.  During the period from June 11, 2009 through December 31, 2009, no shares of common stock were sold and no proceeds were received from the Company’s continuous public offering.

During the three months ended March 31, 2010, the Company sold 344,615 shares of common stock at an average price of $9.99 per share, resulting in gross proceeds of $3,441,936 and net proceeds of $3,101,536 after payment of $340,400 in dealer-manager fees and commissions.

The following table summarizes the sales of the Company’s common stock under its continuous public offering during the three months ended March 31, 2010:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Date	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 11, 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 1, 2010	54,638	9.99	546,000	54,261	491,739
March 1, 2010	53,914	9.94	535,750	50,527	485,223
March 26, 2010	121,368	10.00	1,213,686	121,369	1,092,317

	344,615	$9.99	$3,441,936	$340,400	$3,101,536

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether sales commissions were waived by the dealer manager.

Deferred offering costs, comprised of (i) $501,897 of expenses directly related to the continuous public offering that were deferred prior to the first closing on January 11, 2010, and (ii) $34,200 of other discretionary offering expenses incurred subsequent to January 11, 2010, are being charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first closing on January 11, 2010 and continuing through the expiration of the offering period on March 31, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the effective status of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred.  During the three months ended March 31, 2010, deferred offering costs totaling $101,928 were charged as a reduction to additional paid-in capital while $3,048 in offering expenses associated with maintaining the effective status of the continuous public offering were expensed as incurred.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

6.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Numerator for increase (decrease) in net assets per share	$240,468	$(214,297)

Denominator for basic and diluted
weighted average shares	734,331	569,900

Basic and diluted net increase (decrease) in net assets per share
resulting from operations	$0.33	$(0.38)

7.	Subsequent Events

On April 30, 2010, the Company sold 151,554 shares of common stock at an average price of approximately $9.94 per share, resulting in gross proceeds of $1,491,050 and net proceeds of $1,363,988, after payment of $127,062 in dealer-manager fees and commissions.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K filed with the SEC on March 30, 2010 and elsewhere in this quarterly report on Form 10-Q or incorporated by reference herein.

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

Overview

We were incorporated on May 9, 2008 under the laws of the State of Maryland and filed an election to be regulated as a business development company under the 1940 Act on November 20, 2008.

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

Our investments will generally take the form of either “sponsored deals” or “financing participation deals.” In a sponsored deal, we are generally the lead or primary investor, and are principally responsible for setting the terms and conditions of the investment, establishing the going public process, milestones and timing, generally assisting the portfolio company in raising any additional capital from co-investors and providing going public assistance and guidance. While we may in certain circumstances make an initial seed investment in prospective portfolio companies in sponsored deals, we typically attempt to avoid the risk associated with an initial seed investment where the potential portfolio company may abandon the going public process due to its inability or unwillingness to undertake and complete the audit, governance and other requirements to become public. We also believe it is important for a potential portfolio company to demonstrate its commitment to the going public process by funding any upfront legal and audit costs. All of the investment process steps set forth below will typically be applicable in a sponsored deal.

In a financing participation deal, typically we participate in a current private offering round being self-underwritten by the potential portfolio company or distributed by placement agents. Typically, the terms of a financing participation deal, which are generally already established consistent with a financing intended to be the last financing round prior to a traditional initial public offering, or pre-IPO financing, have already been established by the issuer and/or the placement agent.  In these types of deals, we generally are dealing with existing management and principal investors with a greater level of public company experience or knowledge and an expectation to go public within our targeted time frame.

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

In a financing participation deal, we will typically make a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after we are satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining a senior exchange listing (as defined below) within our desired timeframes and has substantially completed certain audit and governance requirements to our satisfaction prior to the closing of our investment.

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

•
Term Sheet.  We prepare, negotiate and execute a term sheet with the portfolio company which, among other things, will establish the due diligence process and set a transaction closing time table (including the achievement of going public milestones).  This step is not applicable to our financing participation deals since the terms and conditions of such an investment have typically already been set by the portfolio company.

•	Due Diligence. We conduct an on-site diligence visit and complete the gathering and review of diligence materials.

•
Co-Investment Documents.  As required, we assist the portfolio company in the review, revision and preparation of a confidential business memorandum, company investment PowerPoint presentation and executive summary that will be used by us to approach co-investors on a selected basis or by the portfolio company and its placement agents to undertake a private placement offering.  This step is typically not applicable to our financing participation deals as these documents or comparable information will normally already be available.

•
Governance.  We establish and assist the portfolio company in satisfying certain governance matters which may be required for an exchange listing and which we may designate as a condition to the closing of our investment (including the appointment of an independent board and the audit and compensation committees, the hiring of, or the engagement of an executive recruiter to conduct a search for, a qualified CFO, the engagement of a qualified independent auditor and completion of the audit).

•	Placement Agent. As required, we assist the portfolio company in identifying potential placement agents to raise additional capital beyond the investment amount we intend to provide. This step is typically not applicable to our financing participation deals since either a placement agent will have already been engaged or the portfolio company will be handling the offering itself on a self-underwritten basis.

•
Capital Raising; Going Public Preparation.  We assist the portfolio company in monitoring the capital raising process, by introducing co-investors on a selected basis, and in achieving certain “going public” milestones which we may designate as a condition to the closing of our investment.  The capital raising portion of this step is typically not applicable to our financing participation deals; however, on a selected basis, we may introduce certain co-investors to the portfolio company.

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

•	For a Sponsored Deal:

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

•	For a Financing Participation Deal:

We expect that the portfolio company, which will typically be IPO qualified, will file a registration statement under the Securities Act within 12 months after closing and complete an IPO and obtain a senior exchange listing within 18 months after closing.

As an integral part of our investment, we intend to partner with our portfolio companies to become public companies that meet the governance and eligibility requirements for a listing on the New York Stock Exchange, Nasdaq (Global Select, Global or Capital Market) or NYSE Amex Equities, formerly known as the American Stock Exchange (collectively, “U.S. Senior Exchanges”).  We will also consider listings by foreign portfolio companies on the Toronto Stock Exchange, London Stock Exchange, Frankfurt Stock Exchange, Hong Kong Stock Exchange and other foreign exchanges that we may determine as an acceptable venue (collectively, “Foreign Senior Exchanges”).  As a business development company, however, we cannot invest more than 30% of our assets in foreign investments.

We refer to the U.S. Senior Exchanges and the Foreign Senior Exchanges herein collectively as the “senior exchanges” or individually as a “senior exchange.” We intend for our portfolio companies to go public either through the filing of a registration statement under the Securities Act or the Exchange Act.   For portfolio companies that we believe are IPO qualified, we expect these companies to go public by filing a registration statement under the Securities Act and completing an IPO.  For portfolio companies that are either not IPO qualified at the time of our investment or fail to complete an IPO under the Securities Act in a timely manner, we expect these companies to go public by filing a registration statement under the Exchange Act, which makes them a non-listed publicly reporting company initially.

In general, we seek to invest in micro-cap and small-cap companies that we believe will be able to file a registration statement with the SEC within approximately three to twelve months after our investment.  These registration statements may take the form of a registration statement under the Securities Act registering the primary sale of common stock of a portfolio company in an IPO, a registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act, or a resale registration statement filed by a portfolio company under the Securities Act to register shares held by existing stockholders coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act.

We expect the common stock of our portfolio companies that are not IPO qualified at the time of our investment or fail to complete an IPO in a timely manner to typically be initially quoted on a junior exchange following the completion of the registration process, depending upon satisfaction of the applicable listing requirements.   We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on either a junior or senior exchange within the expected timeframe, if at all.  If, for any reason, a traditional IPO is unavailable due to either market conditions or an underwriter’s minimum requirements, we believe that we can provide each of our portfolio companies with an alternative and more certain solution to becoming public and obtaining an exchange listing through our investment adviser’s going public, aftermarket support and public markets expertise.

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

Since we currently intend to elect to be treated as a RIC under Subchapter M of the Code beginning with our 2010 taxable year, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.   As a result, to comply with these diversification requirements, we expect that the size of our individual portfolio company investments will typically range from $250,000 to $500,000. However, we may invest more than this threshold in certain opportunistic situations, provided we do not invest more than 25% of the value of our assets (for up to 50% of our investment portfolio) in any portfolio company, to allow us to continue to qualify for RIC status.  We expect the size of our portfolio company investments to increase to the extent our capital base increases in the future.  In the event we determine not to elect to be treated as a RIC based on the results of our operations and other factors during our 2010 taxable year, there would be no limit on the size of our individual portfolio company investments.

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

Current Economic Environment

The U.S. economy continues to experience recessionary conditions, although there are some economic indicators which are showing signs of recovery.  During the past year, consumer confidence continued to deteriorate and unemployment figures increased.  The generally depressed economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap and small-cap companies we target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap and small-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap and small-cap companies.

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).  Keating Investments was founded in 1997 and is an investment adviser registered under the Advisers Act.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, Kyle L. Rogers, our Chief Operating Officer and Secretary and Frederic M. Schweiger, an executive officer of our investment adviser.  In addition, Keating Investments’ other investment professionals consist of two portfolio company originators, one analyst and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance.  In addition, Keating Investments previously agreed to defer a portion of the base management fee payable equal to 0.5% of our gross assets until we completed at least one investment in a portfolio company consistent with our investment strategy. On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, requiring a payment to Keating Investments of previously deferred base management fees totaling $20,502.

Investment Portfolio Composition and Activity

During the period from May 9, 2008 (Inception) through December 31, 2009, our investment portfolio consisted solely of money market investments and short-term certificate of deposit investments.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation, a San Jose, California based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.  At March 31, 2010, our convertible preferred stock investment in NeoPhotonics Corporation was valued at $1,550,000, including $550,000 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.

Since the closing of our initial private placement in November 2008, our investment adviser has reviewed over 200 companies that have generally met all, or most, of our investment criteria.  However, based upon further evaluation and investigation, our investment adviser determined not to invest in such companies based on their business prospects, management’s expectations about being a public company and other reasons.  As of May 12, 2010, there are 2 companies which we have qualified and are being actively reviewed by our investment adviser and an additional 29 companies that we believe may become qualified over the next 12 months which we continue to cultivate.

We currently anticipate completing five to ten investments per year until all of the proceeds of our initial private placement and our continuous public offering have been invested. The consummation of each investment will depend upon satisfactory completion of our due diligence investigation of the prospective portfolio company, our confirmation and acceptance of the investment terms, structure and financial covenants, the execution and delivery of final binding agreements in form mutually satisfactory to the parties, the absence of any material adverse change and the receipt of any necessary consents.  We can provide no assurance that we will be able to meet our anticipated pace of investment.

Results of Operations

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) on investments and net unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any,  is the difference between the net proceeds of sales of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Set forth below are the results of operations for the three months ended March 31, 2010 and 2009.

Investment Income.   We have generated and will continue to generate limited investment income from the temporary investment of the net proceeds from our initial private placement and continuous public offering in high-quality debt investments that mature in one year or less. For the three months ended March 31, 2010, we earned interest income from certificate of deposit and money market investments of approximately $5,725.  For the three months ended March 31, 2009, we earned interest and dividend income from money market investments of approximately $1,231.

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

Our preferred equity investments may pay fixed or adjustable rate dividends and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets. In order to be payable, distributions on such preferred equity must be declared by the portfolio company's Board of Directors.  Dividend income from preferred equity investments in portfolio companies is recorded when dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  However, there is no assurance that any such dividends will be declared or paid by a portfolio company.   We made our first portfolio company investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”) on January 25, 2010.

No interest or dividend income from portfolio company investments was recorded for the three months ended March 31, 2010 and 2009.

 From time to time, we may also generate other investment income comprised of fees for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and other third parties, which services are separately identifiable from our investments.

During the three months ended March 31, 2010, we recorded $10,000 in other income representing a non-refundable due diligence fee received from a prospective portfolio company in December of 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

Operating Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  We bear all other expenses of our operations and transactions, including, without limitation:

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

•
All other expenses incurred by either Keating Investments or us in connection with administering our business, including payments under the Investment Advisory and Administrative Services Agreement that are based upon our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

For the three months ended March 31, 2010, we had operating expenses of $325,257, comprised of: (i) legal, accounting and other professional fees of $137,204; (ii) directors’ fees of $26,250; (iii) base management fees of $26,548; (iv) allocated administrative fees of $74,470; and (v) other general and administrative expenses of $60,785.

For the three months ended March 31, 2009, we had operating expenses of $215,528 comprised of: (i) legal, accounting and other professional fees of $77,564; (ii) directors’ fees of $25,250; (iii) base management fees of $24,051; (iv) allocated administrative fees of $66,842; and (v) other general and administrative expenses of $21,821.

The increase in legal, accounting and other professional fees for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009 was primarily the result of (i) an increase in audit and audit related expenses of $18,426 arising primarily from differences in the timing of when such audit and audit related services were performed, and (ii) an increase in transfer agent expenses of $46,062 arising from our engagement of DST Systems, Inc. (“DST”) to serve as our transfer agent and registrar at a monthly minimum fee of $15,000 during our continuous public offering.  The increase in other general and administrative expenses for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009 was primarily the result of (i) an increase in printing/production and order fulfillment expenses of  $12,823 arising from the printing/production and delivery of newsletters, brochures, and other marketing materials used in our investment origination activities and for our continuous public offering, and (ii) an increase in travel and travel-related expenses of $20,191 related to our continuous public offering.

Net Investment Loss.  For the three months ended March 31, 2010 and 2009, our net investment loss totaled $309,532 and $214,297, respectively.  The increase in net investment loss is primarily attributable to an increase in operating expenses resulting from increased legal and professional fees and other general and administrative expenses as discussed above.

Net Change in Unrealized Appreciation on Investments.  For the three months ended March 31, 2010 and 2009, the net change in unrealized appreciation on investments totaled $550,000 and $0, respectively.  The change in unrealized appreciation on investments during the three months ended March 31, 2010 was exclusively the result of $550,000 in unrealized appreciation on our convertible preferred stock investment in NeoPhotonics, based upon a fair value determination made in good faith by our Board of Directors.   Upon sale of our $1,000,000 investment in NeoPhotonics, the value that is ultimately realized could be different from the $1,550,000 fair value currently reflected in our financial statements, and this difference could be material.

Net Increase (Decrease) in Net Assets Resulting From Operations.  For the three months ended March 31, 2010 and 2009, the net increase (decrease) in net assets resulting from operations was $240,468, or $0.33 share, and $(214,297) or $(0.38) per share, respectively.  The net increase in net assets resulting from operations is primarily attributable to the $550,000 in unrealized appreciation on our investment in NeoPhotonics recorded for the three months ended March 31, 2010.

Financial Condition, Liquidity and Capital Resources

In our initial private placement which was completed on November 12, 2008, we sold 569,800 shares of common stock at a price per share of $10.00, resulting in gross proceeds of $5,698,000 and net proceeds of $5,243,434 after payment of $454,566 in placement agent commissions and other offering costs.

On June 11, 2009, we commenced a continuous public offering pursuant to which we intend to sell from time to time up to 10 million shares of our common stock, at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers, for a period ending on March 31, 2011, or such later date if our Board of Directors elects to extend this offering, but not later than June 30, 2011.  There can be no assurance that we will be able to sell all of the shares we are presently offering.  As of December 31, 2009, no shares of common stock had been sold and no proceeds had been received from our continuous public offering.  During the three months ended March 31, 2010, we sold 344,615 shares of common stock under our continuous public offering at an average price of approximately $9.99 per share, resulting in gross proceeds of $3,441,936 and net proceeds of $3,101,536 after payment of $340,400 in dealer-manager fees and commissions.  On April 30, 2010, we sold an additional 151,554 shares of common stock under our continuous public offering at an average price of approximately $9.94 per share, resulting in gross proceeds of $1,491,050 and net proceeds of $1,363,988, after payment of $127,062 in dealer-manager fees and commissions.

The following table summarizes the sales of our common stock under our continuous public offering by closing date since the offering commenced on June 11, 2009:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Date	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 11, 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 1, 2010	54,638	9.99	546,000	54,261	491,739
March 1, 2010	53,914	9.94	535,750	50,527	485,223
March 26, 2010	121,368	10.00	1,213,686	121,369	1,092,317
April 30, 2010	151,554	9.94	1,491,050	127,062	1,363,988

	496,169	$9.94	$4,932,986	$467,462	$4,465,524

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether sales commissions were waived by the dealer manager.

We plan to invest the net proceeds remaining from our initial private placement and the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategy.  We anticipate that it will take us up to 12 to 24 months after conclusion of the continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment objective and strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions. We cannot assure you we will achieve our targeted investment pace.

We did not finalize or fund any portfolio company investments during 2008 or 2009.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics Corporation.  We anticipate making five to ten investments per year depending upon the amount of capital we have available for investment and on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

Prior to investing in debt and equity securities of portfolio companies, we will invest the net proceeds remaining from our initial private placement and continuous public offering primarily in cash, cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving from investments in debt and equity securities of our target portfolio companies. However, we can give no assurance that we will be able to make investments in portfolio companies that will generate interest or dividend income.

We currently generate cash primarily from the net proceeds of our continuous public offering and our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses.

Until our capital base substantially increases and additional portfolio company investments can be made, we do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income in the near future. Because net ordinary income may not be generated in the near future, we expect that our primary source of distributions will be from net capital gains realized from the sale of our portfolio company investments.  The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  However, we may declare and pay quarterly distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay quarterly distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital. Our distributions may exceed our net ordinary income and realized net capital gains, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever.  Distributions that represent a return of capital may lower your tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets.  However, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock).

As of March 31, 2010, we had cash resources of approximately $5,101,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $83,000 and management fees, administrative fees and reimbursable expenses payable to Keating Investments of approximately $110,000.  As of December 31, 2009, we had cash resources of approximately $3,368,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $69,000, and management fees, administrative fees and reimbursable expenses payable to Keating Investments of approximately $115,000.

As of March 31, 2010, our cash resources included $3,600,000 invested in certificates of deposit with original maturities of four weeks (maturing on April 1, 2010) which have been valued by us at amortized cost as of March 31, 2010.  The remainder of our cash resources of approximately $1,501,000 was held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.  As of December 31, 2009, our cash resources included $3,000,000 invested in certificates of deposit with original maturities of four weeks (maturing on January 7, 2010) which have been valued by us at amortized cost as of December 31, 2009.  The remainder of our cash resources of approximately $368,000 was held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.

As of March 31, 2010, we had net assets of $6,959,572 and, based on 914,515 shares of common stock outstanding, a net asset value per common share of approximately $7.61.  As of December 31, 2009, we had net assets of $3,719,496 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of approximately $6.53.

Distribution Policy

We have not paid any dividends or distributions since our inception.  Our Board of Directors will determine the payment of any distributions in the future.  We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10 million from the sale of shares in our continuous public offering to investors not affiliated with us or Keating Investments.  We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.

Our distributions may exceed our net ordinary income and realized net capital gains, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our portfolio company investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever.  Distributions that represent a return of capital may lower your tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets.  However, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock).

Although our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we seek to acquire in such companies, we may also generate current income from the interest and preferred dividends on such convertible debt and convertible preferred securities, respectively, prior to their conversion. However, we can give no assurance that we will be able to make investments in portfolio companies that will generate interest or dividend income. While we may receive investment income in the form of interest and dividends from our portfolio company investments prior to conversion, such investment income is not likely to exceed our operating expenses, in which case we do not expect to generate net ordinary income which would be available for distribution to our stockholders in the near future.  Until our capital base substantially increases and additional portfolio company investments can be made, we do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income.  However, when and if we are able to generate net ordinary income, we intend to distribute such net ordinary income to stockholders.

Because net ordinary income may not be generated in the near future, we expect that our primary source of distributions will be from net capital gains realized from the sale of our portfolio company investments.  Distributions from realized net capital gains will typically be declared and paid at least once each year by December 31st.

The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  However, we may declare and pay quarterly distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay quarterly distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

We may have substantial fluctuations in our quarterly distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of one to three years and we may not generate any realized net capital gains during our initial years of operations.  Our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner, and we can give no assurance as to when we will begin to realize any gains from the sale of our portfolio company investments, if ever.

We are currently taxable as a C corporation.  Beginning with our 2010 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our investment company taxable income.  In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.  To the extent we conduct an offering prior to the time our shares become publicly traded, we expect to coordinate distribution payment dates so that the same price that is used for the closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the dividend reinvestment plan until such offering concludes. In such cases, we expect that reinvested distributions will purchase shares at a price equal to 95% of the price that shares are sold in any such offering at the closing immediately following the distribution payment date.

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

All distributions will be paid at the discretion of our Board of Directors and will depend on our net ordinary income, realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities or in selling our portfolio investments, we may pay all or a substantial portion of our distributions from the proceeds of the sales of our common stock in anticipation of future cash flow, which may constitute a return of our stockholders’ capital. Distributions from the proceeds of the sales of our common stock also could reduce the amount of capital we ultimately invest in interests of portfolio companies.  However, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock). Our distributions may exceed our net ordinary income and realized net capital gains, especially during the period before we have substantially invested the proceeds from the sale of our common stock or before we realize any net capital gains on the sale of our portfolio company investments.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements.

 Related Parties

We have a number of business relationships with affiliated or related parties.  We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the managing member and majority owner of Keating Investments.   Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, is also an executive officer of Keating Investments.  Kyle L. Rogers, our Chief Operating Officer and Secretary, is also an executive officer and member of Keating Investments.  Frederic M. Schweiger, though not an executive officer or director of ours, is an executive officer and member of Keating Investments. We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive license to use the name “Keating.” In addition, pursuant to the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments provides us with certain administrative services necessary to conduct our day-to-day operations.

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar, Rogers and Schweiger, and the additional administrative personnel currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future. If they do, persons and entities may in the future manage investment funds with investment objective similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments. In the event that Keating Investments or its affiliates provide investment advisory services to other entities, we expect that our management and our independent directors will attempt to resolve any conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in new portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.

We rely on Keating Investments to manage our day-to-day activities and to implement our investment strategy. Although not currently contemplated, Keating Investments may in the future provide similar investment advisory services to other entities in addition to us.   As a result of these activities, Keating Investments, its employees and certain of its affiliates will have conflicts of interest in allocating their management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved. In such case, Keating Investments and its employees may devote only as much of their time to our business as Keating Investments and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.  This could result in actions that are more favorable to other affiliated entities than to us. In the event that Keating Investments provides investment advisory services to other entities, we intend to have our independent directors review our investment adviser’s performance periodically, but not less than annually, to assure that Keating Investments is fulfilling its obligations to us under the Investment Advisory and Administration Agreement, that any conflicts are handled in a fair and equitable manner and that Keating Investments has sufficient personnel to discharge fully its responsibilities to all activities in which they are involved.

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

Valuation of portfolio investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of March 31, 2010 and December 31, 2009, approximately 22% and 0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

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

The fair value of our equity investments for which market quotations are not readily available is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.  Equity investments for which market quotations are readily available are generally valued at the most recently available closing market price.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results, as well as the nature and value of collateral, if any. We also use industry valuation benchmarks and public market comparables.  We also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process.

The following is a description of the steps we take each quarter to determine the value of our portfolio investments. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
Our quarterly valuation process begins with each portfolio company or investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

•	A nationally recognized third-party valuation firm engaged by our Board of Directors reviews these preliminary valuations;

•
Our Valuation Committee reviews the preliminary valuations, and our investment adviser and the nationally recognized third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

•
Our Board of Directors discuss valuations and determine, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, the nationally recognized third-party valuation firm, and our Valuation Committee.

Determination of fair values involves subjective judgments and estimates. Accordingly, this critical accounting policy expresses the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments. Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between our cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Realized gains and losses on investment transactions are determined by specific identification.  Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

Interest and Dividend Income. Interest income from debt investments in portfolio companies is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  Debt investments are placed on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Interest income from debt investments may contain payment-in-kind (“PIK”) interest provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, will be added to the principal balance of the debt and recorded as interest income. The actual collection of this interest may be deferred until the time of debt principal repayment.

Our preferred equity investments may pay fixed or adjustable rate dividends and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets. In order to be payable, distributions on such preferred equity must be declared by the portfolio company's Board of Directors.  Dividend income from preferred equity investments in portfolio companies is recorded when dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.

Other Income. Other income is comprised of fees, if any, for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and other third parties.  For services that are separately identifiable from our investment, income is recognized as earned, which is generally when the investment or other applicable transaction closes, or when the services are rendered if payment is not subject to the closing of an investment transaction.

Unearned Income. Origination, closing and/or commitment fees specifically associated with debt investments in portfolio companies are initially deferred and subsequently accreted into interest income over the respective terms of the applicable loans.  Upon the prepayment of a loan or debt security, we record any prepayment penalties and unamortized loan origination, closing and commitment fees as part of interest income.

Deferred Offering Costs. Deferred offering costs are comprised of expenses directly related to the continuous public offering of our common stock that were previously deferred and which are currently being charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first common stock issuance and closing on January 11, 2010 and continuing through the expiration of the offering period on March 31, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the effective status of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other discretionary offering expenses are capitalized and subsequently charged against the gross proceeds of the offering on a straight-line basis over the remaining term of the offering.

Federal Income Taxes. We are currently taxable as a C Corporation.  Beginning with our 2010 taxable year, we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.  If we do not meet the criteria to qualify as a RIC for our 2010 taxable year, we will continue to be taxed as a regular corporation under Subchapter C of the Code. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to federal income tax on the portion of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or realized net long-term capital gains in excess of realized net short-term capital losses distributed to stockholders. To qualify for RIC tax treatment, we are required to annually distribute at least 90% of our investment company taxable income, as defined by the Code.

At December 31, 2009, we had net operating loss carryforwards of approximately $1,250,000 which expire beginning in 2028 and which may be used to offset future taxable income as long as we remain taxable as a C corporation in future taxable years.  These net operating loss carryforwards can no longer be utilized by us upon our election to be treated as RIC for U.S. federal income tax purposes, which we currently intend to do beginning with our 2010 taxable year.

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

Recent Developments

On April 28, 2010, we filed a definitive proxy statement with the SEC for our 2010 Annual Meeting of Stockholders to be held on May 21, 2010.  Among other things, we submitted three proposals to our stockholders to amend our charter.  The first proposal is to amend our charter to specify that one of the lawful activities in which we may engage includes conducting and carrying on the business of a business development company under the 1940 Act.  Currently, our charter provides that the purpose for which we are formed is to engage in any lawful act or activity for which corporations may be organized under the general laws of the State of Maryland.  The second proposal is to amend our charter to require that all directors stand for election annually beginning with the 2011 Annual Meeting of Stockholders.  Currently, our charter provides that our directors are divided into three classes and each class of directors holds office for staggered three-year terms.  The third proposal is to amend our charter to allow stockholders to remove a director for cause by the affirmative vote of the holders of a majority of the shares of stock outstanding and entitled to vote thereon.  Currently, our charter provides that directors may be removed only for cause and only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors.

On April 30, 2010, we sold 151,554 shares of common stock under our continuous public offering at an average price of approximately $9.94 per share, resulting in gross proceeds of $1,491,050 and net proceeds of $1,363,988, after payment of $127,062 in dealer-manager fees and commissions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our business activities contain elements of risk.  We consider the primary types of market risk attributable to us to be valuation risk and interest rate risk.

Valuation Risk.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See Note 3, Valuation of Investments, included in “Item 1. Financial Statements.”)

Because there is initially no public market for the debt or equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures.  In the absence of a readily ascertainable market value, the estimated value of our portfolio of debt and equity securities may differ significantly from the value that would be placed on the portfolio if a ready market for the debt and equity securities existed.  Changes in valuation of these debt and equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) from  investments.”  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk.  As a significant portion of the proceeds remaining from our initial private placement and continuous public offering have been invested in short term investments, pending subsequent investment in suitable portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates.

As of March 31, 2010, $3,600,000 was invested in certificates of deposit with original maturities of four weeks (maturing on April 1, 2010) at an effective annualized interest rate of approximately 0.55%. Assuming no other changes to our holdings as of March 31, 2010, a 1% change in the underlying interest rate payable on our certificate of deposit investments as of March 31, 2010 would not have a material effect on the amount of interest income earned from our certificate of deposit investments for the following 90-day period.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.

Item 4.	Controls and Procedures.

As of March 31, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes during the three months ended March 31, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

The amount of any distributions we may make is uncertain. Our distribution proceeds may exceed our net ordinary income and realized net capital gains, particularly during the period before we have substantially invested the net proceeds from this offering or realized any net capital gains from the disposition of our investments, and thus portions of the distributions that we make may represent a return of capital. We may not be able to pay you distributions, and our distributions may not grow over time.

We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10 million from the sale of shares in our continuous public offering to investors not affiliated with us or Keating Investments. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our net ordinary income and realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities or in selling our portfolio investments, we may pay all or a substantial portion of our distributions from the proceeds of this offering in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in our shares.  Distributions from the proceeds of this offering also could reduce the amount of capital we ultimately invest in interests of portfolio companies. Until we are able to pay distributions from net capital gains realized from the sale of our investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever, we may pay distributions that represent a return of capital to you; however, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock).

We do not anticipate generating net ordinary income  to distribute to our stockholders in the near future, and if we do make distributions, they will likely be paid from our realized net capital gains or may represent a return of capital.

Although our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we seek to acquire in such companies, we may also generate current income from the interest and preferred dividends on such convertible debt and convertible preferred securities, respectively, prior to their conversion.  However, we can give no assurance that we will be able to make investments in portfolio companies that will generate interest or dividend income. While we may receive investment income in the form of interest and dividends from our portfolio company investments prior to conversion, such investment income is not likely to exceed our operating expenses, in which case we do not expect to generate net ordinary income which would be available for distribution to our stockholders in the near future. Until our capital base substantially increases and additional portfolio company investments can be made, we do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income. Further, since we intend to invest in micro-cap and small-cap companies, which are generally more susceptible to economic downturns than larger operating companies, it may be more likely that these portfolio companies will default on their interest payment obligations to us, or be unable to pay dividends, during recessionary periods, and thus substantially reduce our net ordinary income available for distribution to our shareholders.  However, when and if we are able to generate net ordinary income, we intend to distribute such net ordinary income to stockholders.

Because net ordinary income may not be generated in the near future, we expect that our primary source of distributions will be from net capital gains realized from the sale of our portfolio company investments.  The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  However, we may declare and pay quarterly distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay quarterly distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

Our distributions may exceed our net ordinary income and realized net capital gains, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any  net capital gains from the disposition of our investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever.  Distributions that represent a return of capital may lower your tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets.  However, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock).

Although we may receive current income in the form of interest and dividends from some of our portfolio company investments, the primary source of our distributions will be from net capital gains realized from the sale of our portfolio company investments, the timing of which we cannot predict and, as a result, we will likely have substantial fluctuations in our distributions from quarter to quarter.

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

Since our distributions are expected principally to be paid from net capital gains realized from the sale of our portfolio investments, we do not expect to be able to pay distributions on a level or uniform basis from quarter to quarter.  We may have substantial fluctuations in our quarterly distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of one to three years and we may not generate any realized net capital gains during our initial years of operations.  Our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

However, we may declare and pay quarterly distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay quarterly distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

Our distributions may exceed our net ordinary income and realized net capital gains, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever.  Until we are able to pay distributions from net capital gains realized from the sale of our investments, we may pay distributions that represent a return of capital to you; however, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2010.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1
Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009).

3.3	Dividend Reinvestment Plan (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)

10.1
Form of Amended and Restated Investment Advisory and Administrative Services Agreement (Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 1, 2009).

10.2	License Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008).

10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009).

10.4	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2010	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)