Form 10-Q
period 2010-06-30
KEATING CAPITAL INC
filed 2010-08-12
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 11, 2010 was 1,413,126.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investment (cost: $1,000,000 at June 30, 2010)	$1,550,000	$-
Short-term investments at fair value (cost: $6,500,000 and $3,000,000
at June 30, 2010 and December 31, 2009, respectively)	6,500,000	3,000,000
Cash and cash equivalents	1,623,520	367,918
Prepaid expenses and other assets	46,722	33,572
Deferred offering costs	380,425	501,897

Total Assets	10,100,667	3,903,387

Liabilities
Base management fees payable to Investment Adviser	41,988	29,468
Administrative fees payable to Investment Adviser	97,370	67,136
Reimbursable expenses payable to Investment Adviser	12,225	18,063
Accounts payable	105,776	32,113
Accrued expenses and other liabilities	36,871	37,111

Total Liabilities	294,230	183,891

Net Assets	$9,806,437	$3,719,496

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
1,299,346 and 569,900 shares issued and outstanding as of
June 30, 2010 and December 31, 2009, respectively	$1,299	$570
Additional paid-in capital	11,593,467	5,243,864
Accumulated undistributed net investment loss	(2,338,329)	(1,524,938)
Net unrealized appreciation on investment	550,000	-

Net Assets	$9,806,437	$3,719,496

Common Shares Outstanding	1,299,346	569,900

Net Asset Value Per Outstanding Common Share	$7.55	$6.53

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Investment Income
Interest and dividend income:
Certificate of deposit and money market investments	$7,894	$286	$13,619	$1,517
Other income	-	-	10,000	-

Total Investment Income	7,894	286	23,619	1,517

Operating Expenses
Base management fees	41,988	23,626	68,536	47,677
Administrative fees	97,370	67,998	171,840	134,840
Legal and professional fees	156,593	140,671	293,797	218,235
Directors' fees	31,250	30,250	57,500	55,500
Stock issuance expenses	104,145	-	107,193	-
General and administrative expenses	80,407	34,660	138,144	56,481

Total Operating Expenses	511,753	297,205	837,010	512,733

Net Investment Loss	(503,859)	(296,919)	(813,391)	(511,216)

Net Change in Unrealized Appreciation on Investment
Non-control/non-affiliate investment	-	-	550,000	-

Net Change in Unrealized Appreciation On Investment	-	-	550,000	-

Net Decrease in Net Assets Resulting From Operations	$(503,859)	$(296,919)	$(263,391)	$(511,216)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(0.48)	$(0.52)	$(0.29)	$(0.90)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,055,355	569,900	895,730	569,900

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Changes in Net Assets from Operations
Net investment loss	$(813,391)	$(511,216)
Net change in unrealized appreciation on investment	550,000	-

Net Decrease in Net Assets Resulting from Operations	(263,391)	(511,216)

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in continuous public offering:
729,446 shares at an average price of $9.95 per share (1)	7,260,317	-
Offering costs from issuance of common stock	(695,302)	-
Amortization of deferred offering costs	(214,683)	-

Net Increase in Net Assets Resulting From Capital Stock Transactions	6,350,332	-

Net Increase (Decrease) in Net Assets	6,086,941	(511,216)

Net assets at beginning of period	3,719,496	4,715,474

Net Assets at End of Period (2)	$9,806,437	$4,204,258

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether sales commissions were waived by the dealer manager.
(2)	Net Assets at June 30, 2010 and 2009 include no accumulated undistributed net investment income and no accumulated undistributed net realized gains.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(263,391)	$(511,216)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investment	(550,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(13,150)	20,729
Increase in base management fees payable	12,520	14,634
Increase in administrative fees payable	30,234	39,957
(Decrease) in reimbursable expenses payable	(5,838)	(13,195)
Increase in accounts payable	73,663	97,203
(Decrease) increase in accrued expenses and other liabilities	(240)	30,833

Net cash used in operating activities	(716,202)	(321,055)

Cash Flows From Investing Activities
Investment in portfolio company	(1,000,000)	-
Purchases of short-term investments	(31,500,000)	(1,136)
Proceeds from sales and maturities of short-term investments	28,000,000	400,250

Net cash (used in) provided by investing activities	(4,500,000)	399,114

Cash Flows From Financing Activities
Gross proceeds from issuance of common stock	7,260,317	-
Offering costs from issuance of common stock	(695,302)	-
Additions to deferred stock offering costs	(93,211)	(343,761)

Net cash provided by (used in) financing activities	6,471,804	(343,761)

Net increase (decrease) in cash and cash equivalents	1,255,602	(265,702)

Cash and cash equivalents, beginning of period	367,918	367,588

Cash and cash equivalents, end of period	$1,623,520	$101,886

Supplemental Disclosure of Non-Cash Financing Activities
Amortization of deferred offering costs	$214,683	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedules of Investments
 (Unaudited)

June 30, 2010

					% of
Portfolio Company / Type of Investment (1)(2)	Industry	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)
NeoPhotonics Corporation	Semiconductors and
Series X Convertible Preferred Stock (3)	Related Devices	10,000	$1,000,000	$1,550,000	15.81%

Total Non-Control/Non-Affiliate
Investments			$1,000,000	$1,550,000	15.81%

Short-Term Investments
Certificates of Deposit (4)
Maturing on July 22, 2010
Annual Percentage Yield of 0.55%			$6,500,000	$6,500,000	66.28%

Total Short-Term Investments			$6,500,000	$6,500,000	66.28%

(1)
Control investments are defined by the Investment Company Act of 1940, as amended ("1940 Act"), as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.  Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.  Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(2)
The aggregate cost basis for federal income tax purposes of non-control/non-affiliate investments is $1,000,000.  The gross unrealized appreciation based on the tax cost basis of these securities is $550,000.  The gross unrealized depreciation based on the tax cost basis of these securities is $0.

(3)
The shares of Series X Convertible Preferred Stock are "restricted" securities under the Securities Act of 1933, as amended ("1933 Act"), and thus may not be sold unless registered under the 1933 Act or unless an exemption from registration is available. These shares are also subject to a contractual lock-up for a period of six months following completion of an initial public offering by NeoPhotonics Corporation.

(4)	Fair value reflects amortized cost as of June 30, 2010.

December 31, 2009

			% of
Portfolio Company / Type of Investment	Cost	Fair Value	Net Assets

Short-Term Investments
Certificates of Deposit (1)
Maturing on January 7, 2010
Annual Percentage Yield of 0.55%	$3,000,000	$3,000,000	80.66%

Total Short-Term Investments	$3,000,000	$3,000,000	80.66%

(1)	Fair value reflects amortized cost as of December 31, 2009.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Per Common Share Data
Net asset value, beginning of period (1)	$6.53	$8.27

Net investment loss (1)	(0.91)	(0.89)
Net change in unrealized appreciation from investments (1)	0.61	-

Net decrease in net assets resulting from operations (2)	(0.30)	(0.89)

Capital stock transactions:
Issuance of common stock in continuous public offering (3)	2.34	-
Offering costs from issuance of common stock (1)	(0.78)	-
Amortization of deferred offering costs (1)	(0.24)	-

Net increase in net assets from capital stock transactions	1.32	-

Net asset value, end of period (1)	$7.55	$7.38

Common shares outstanding, beginning of period	569,900	569,900
Common shares outstanding, end of period	1,299,346	569,900
Weighted average common shares outstanding during period	895,730	569,900
Total return based on change in net asset value (4)(5)	15.62%	-10.76%

Supplemental Data and Ratios
Net assets, beginning of period	$3,719,496	$4,715,474
Net assets, end of period	$9,806,437	$4,204,258
Average net assets during period	$6,762,967	$4,459,866
Annualized ratio of operating expenses to average net assets	24.75%	22.99%
Annualized ratio of net investment loss to average net assets	-24.05%	-22.93%
Portfolio turnover (6)	-	-

(1)	Based on actual shares outstanding at the beginning and end of the corresponding period or weighted average shares outstanding for the period, as appropriate.
(2)
Net decrease in net assets resulting from operations per share for the six months ended June 30, 2010 and 2009 include rounding adjustments to reconcile the change in net asset value per share for each period.

(3)	Represents the average increase in net asset value attributable to each share issued during the six months ended June 30, 2010.
(4)
The total return calculations for the six months ended June 30, 2010 and 2009 were based solely on the changes in the Company's net asset values.  For the six months ended June 30, 2010 and 2009, no distributions were paid with respect to the Company's shares.  For the six months ended June 30, 2010 and 2009, total return has not been annualized.

(5)	Total return for the six months ended June 30, 2010 and 2009 was calculated as the change in net asset value for each period, divided by the net asset value per share at the beginning of each period.
(6)
For the six months ended June 30, 2010, the only investment activity subject to the calculation of portfolio turnover was a $1,000,000 investment in the preferred stock of NeoPhotonics Corporation.  As there were no sales of portfolio company investments during this period, there was no portfolio turnover.  For the six months ended June 30, 2009, there was no investment activity subject to the calculation of portfolio turnover.

The accompanying notes are an integral part of these financial statements.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) as of November 20, 2008. As a business development company, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code beginning with its 2010 taxable year (see Federal and State Income Taxes subheading under Note 2).  Prior to electing to be treated as a RIC, the Company will be taxable as a regular corporation under Subchapter C of the Internal Revenue Code.

The Company seeks to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Under the Company’s investment process, it typically will make a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after it is satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within the Company’s desired timeframes and has substantially completed certain audit and governance requirements to the Company’s satisfaction prior to the closing of the Company’s investment.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates and the differences could be material.  The Company considers its significant estimates to include the fair value of investments in portfolio company securities.

Valuation of Investments

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the Securities and Exchange Commission (“SEC”) and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets (see Note 3).

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

At June 30, 2010, the Company’s financial statements included an investment in the convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”) valued at $1,550,000, with a cost of $1,000,000.  The fair value of the Company’s investment in NeoPhotonics was determined in good faith by the Company’s Board of Directors.  Upon sale of the Company’s investment in NeoPhotonics, the value that is ultimately realized could be different from what is currently reflected in the Company’s financial statements, and this difference could be material.

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

Deferred Offering Costs
Deferred offering costs are comprised of expenses directly related to the continuous public offering of the Company’s common stock that were previously deferred and which are currently being amortized and charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first common stock issuance and closing on January 11, 2010 and continuing through the expiration of the offering period on March 31, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other discretionary offering expenses are capitalized and subsequently amortized and charged against the gross proceeds of the offering on a straight-line basis over the remaining term of the offering (see Note 5).

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

Interest and Dividend Income
Interest income from debt investments in portfolio companies is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability.  Debt investments are placed on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Non-accrual debt investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

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

No interest or dividend income from portfolio company investments was recorded for the three and six months ended June 30, 2010 and 2009.

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

During the six months ended June 30, 2010, the Company recorded $10,000 in other income representing a non-refundable due diligence fee received from a prospective portfolio company in December of 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

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

To date, the Company has been taxed as a C corporation.  A corporation that converts to taxation as a RIC may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax bases.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  As the Company did not have any built-in gains as of the end of its taxable year ending on December 31, 2009, it does not anticipate having to pay any corporate level tax as a result of its intention to elect to be treated as a RIC beginning with its 2010 taxable year.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of June 30, 2010 and December 31, 2009, the Company had not recorded a liability for any unrecognized tax benefits.

Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

The aggregate cost of portfolio company securities for federal income tax purposes and portfolio company securities with unrealized appreciation and depreciation, were as follows as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Aggregate cost of portfolio company securities
for federal income tax purposes	$1,000,000	$-

Gross unrealized appreciation of portfolio company securities	550,000	-
Gross unrealized depreciation of portfolio company securities	-	-

Net unrealized appreciation of portfolio company securities	$550,000	$-

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

●
The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

	●	A nationally recognized third-party valuation firm engaged by the Company’s Board of Directors reviews these preliminary valuations;

●
The Company’s Valuation Committee reviews the preliminary valuations, and the Company’s investment adviser and the nationally recognized third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

●
The Company’s Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s investment adviser, the nationally recognized third-party valuation firm, and the Company’s Valuation Committee.

Investment Categories and Approaches to Determining Fair Value

Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets;

●	Level 2: Includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and

●	Level 3: Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company applies the framework for determining fair value as described above to the valuation of investments in each of the following categories:

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

During the six months ended June 30, 2010, the Company’s short term investments were comprised exclusively of investments in certificates of deposit, with cumulative purchases totaling $31,500,000 on a gross basis, and cumulative maturities totaling $28,000,000 on a gross basis.  During the six months ended June 30, 2009, the Company’s short term investments were comprised exclusively of investments in money market funds, with cumulative purchases of $1,136 on a gross basis, and cumulative sales of $400,250 on a gross basis.

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

During the six months ended June 30, 2010 and 2009, the Company made no purchases or sales of debt investments.

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

On January 25, 2010, the Company purchased 10,000 shares of Series X convertible preferred stock in NeoPhotonics in a private transaction for total consideration of $1,000,000.  NeoPhotonics is headquartered in San Jose, California and develops and manufactures photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.  Since NeoPhotonics is a private company for which market quotations for its shares are not readily available as of June 30, 2010, the fair value of the Company’s investment in NeoPhotonics was determined in accordance with the Company’s valuation policy for such types of equity investments, and such investment has been categorized as Level 3 in the fair value hierarchy.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Except for the Company’s investment in NeoPhotonics, there were no other purchases of equity investments during the six months ended June 30, 2010 and 2009. There were no sales of equity investments during the six months ended June 30, 2010 and 2009.

The following table categorizes the Company’s short-term investments and portfolio investments measured at fair value on a recurring basis based upon the lowest level of significant input used in the valuation as of June 30, 2010 and December 31, 2009:

	Quoted Prices In	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value

As of June 30, 2010
Portfolio Company Securities:
NeoPhotonics Corporation
Series X Preferred Stock	$-	$-	$1,550,000	$1,550,000

Short-Term Investments:
Certificates of Deposit (1)
(Maturing on July 22, 2010)	-	6,500,000	-	6,500,000

Total Investments at Fair Value	$-	$6,500,000	$1,550,000	$8,050,000

As of December 31, 2009
Short-Term Investments:
Certificates of Deposit (1)
(Maturing on January 7, 2010)	$-	$3,000,000	$-	$3,000,000

Total Investments at Fair Value	$-	$3,000,000	$-	$3,000,000

(1)	Fair value reflects amortized cost as of June 30, 2010 and December 31, 2009.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2010:

Level 3
Portfolio Company
Investments
Three months ended June 30, 2010:	(Preferred Stock)

Fair Value at March 31, 2010	$1,550,000

New investment in Level 3 portfolio company securities at cost	-

Total unrealized appreciation included in change in net assets	-

Fair Value at June 30, 2010	$1,550,000

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Level 3
Portfolio Company
Investments
Six months ended June 30, 2010:	(Preferred Stock)

Fair Value at January 1, 2010	$-

New investment in Level 3 portfolio company securities at cost	1,000,000

Total unrealized appreciation included in change in net assets	550,000

Fair Value at June 30, 2010	$1,550,000

4.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement

Subject to the overall supervision of its Board of Directors, Keating Investments, the Company’s external Investment Adviser, manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments:

	●	Determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes;

	●	Determines which securities the Company will purchase, retain or sell;

	●	Identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and

	●	Closes, monitors and services the investments the Company makes.

Keating Investments’ services under the Investment Advisory and Administrative Services Agreement are not exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

The Company pays Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee.

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

The Company recorded Base Fees of $41,988 and $68,536 for the three and six months ended June 30, 2010, respectively, and Base Fees of $23,626 and $47,677 for the three and six months ended June 30, 2009, respectively.   As of June 30, 2010 and December 31, 2009, Base Fees payable to Keating Investments were $41,988 and $41,387 respectively.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

At December 31, 2009, the aggregate Base Fee liability payable to Keating Investments of $41,387 was comprised of (i) $29,468 accrued as “Base Management Fees Payable to Investment Adviser” in the accompanying Statement of Assets and Liabilities, and (ii) $11,414 included in “Accounts Payable” in the accompanying Statement of Assets and Liabilities.  The $11,414 included in Accounts Payable represents amounts (25% of cumulative Base Fees earned) that Keating Investments agreed to defer the collection of until the Company had completed at least one portfolio company investment.  As the Company completed its first portfolio company investment on January 25, 2010, the previously deferred Base Fees of $11,414 included in Accounts Payable at December 31, 2009, were paid to Keating Investments during the first quarter of 2010.

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

No incentive fees were earned by or paid to Keating Investments for the three and six months ended June 30, 2010 and 2009 as the Company generated no realized capital gains during these periods.

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

In addition, Keating Investments assists the Company in monitoring its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns, printing and disseminating reports to its stockholders, providing support for its risk management efforts and generally overseeing the payment of its expenses and performance of administrative and professional services rendered to the Company by others.

The Company reimburses Keating Investments for the allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.

The Company recorded allocated administrative expenses of $97,370 and $171,840 for the three and six months ended June 30, 2010, respectively, and allocated administrative expenses of $67,998 and $134,840 for the three and six months ended June 30, 2009, respectively.  As of June 30, 2010 and December 31, 2009, allocated administrative expenses payable to Keating Investments were $97,370 and $67,136, respectively.

Reimbursable Expenses
Reimbursable expenses payable to Keating Investments totaling $12,225 and $18,063 in the accompanying Statement of Assets and Liabilities at June 30, 2010 and December 31, 2009, respectively, represent amounts owed to Keating Investments for direct expenses of the Company that were paid on its behalf by Keating Investments primarily related to the raising of capital in the continuous public offering.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Unless earlier terminated as described below, the Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year-to-year thereafter if approved annually by (i) the vote of a majority of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.

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

During the six months ended June 30, 2010, the Company sold 729,446 shares of common stock at an average price of $9.95 per share, resulting in gross proceeds of $7,260,317 and net proceeds of $6,565,015 after payment of $695,302 in dealer manager fees and commissions.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the sales of the Company’s common stock under its continuous public offering during the six months ended June 30, 2010:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Date	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 11, 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 1, 2010	54,638	9.99	546,000	54,261	491,739
March 1, 2010	53,914	9.94	535,750	50,527	485,223
March 26, 2010	121,368	10.00	1,213,686	121,369	1,092,317
April 30, 2010	151,554	9.84	1,491,050	127,062	1,363,988
June 11, 2010	137,469	9.98	1,370,381	133,161	1,237,220
June 24, 2010	95,808	9.99	956,950	94,679	862,271

	729,446	$9.95	$7,260,317	$695,302	$6,565,015

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether sales commissions were waived by the dealer manager.

Deferred offering costs, comprised of (i) $501,897 of expenses directly related to the continuous public offering that were deferred prior to the first closing on January 11, 2010, and (ii) $93,211 of other discretionary offering expenses incurred subsequent to January 11, 2010 through June 30, 2010, are being amortized and charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first closing on January 11, 2010 and continuing through the expiration of the offering period on March 31, 2011. Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred. During the three and six months ended June 30, 2010, deferred offering costs totaling $112,755 and $214,683, respectively, were amortized and charged as a reduction to additional paid-in capital. During the three and six months ended June 30, 2010, $104,145 and $107,193, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred.

6.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June, 30	June, 30	June, 30	June, 30
	2010	2009	2010	2009

Numerator for decrease in net assets per share	$(503,859)	$(296,919)	$(263,391)	$(511,216)

Denominator for basic and diluted
weighted average shares	1,055,355	569,900	895,730	569,900

Basic and diluted net decrease in net assets per share
resulting from operations	$(0.48)	$(0.52)	$(0.29)	$(0.90)

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

7.	Subsequent Events

On July 1, 2010, the Company made a $500,500 investment in the convertible preferred stock and warrants of Livescribe Inc (“Livescribe”). Livescribe is headquartered in Oakland, California and has developed a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools.   Livescribe’s smartpens are currently available from consumer electronics retailers in the U.S. and in several international markets.

On July 6, 2010, the Company sold 42,965 shares of common stock at an average price of approximately $9.97 per share, resulting in gross proceeds of $428,331 and net proceeds of $386,689, after payment of $41,642 in dealer manager fees and commissions.

On July 16, 2010, the Company made a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”), a private, renewable oils and green bioproducts company based in South San Francisco, California. The Company’s investment in Solazyme was part of a $52 million Series D preferred stock round in which all major existing investors from previous rounds participated.  Founded in 2003, Solazyme is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutritionals and health sciences markets.

On July 26, 2010, the Company sold 70,815 shares of common stock at an average price of approximately $10.00 per share, resulting in gross proceeds of $708,152 and net proceeds of $637,337, after payment of $70,815 in dealer manager fees and commissions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions.  The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

●	Our future operating results;

●	Our business prospects and the prospects of our portfolio companies;

●	The impact of the investments that we expect to make;

●	The ability of our portfolio companies to achieve their objectives;

●	Our expected financings and investments;

●	The adequacy of our cash resources and working capital; and

●	The timing of cash flows, if any, from the operations of our portfolio companies.

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

●
Qualification. We obtain information from the potential portfolio company’s management, conduct a preliminary evaluation of threshold issues and make a determination as to whether the opportunity is qualified and deserving of additional investigation.

●
Evaluation. We undertake an in-depth evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we have interest in pursuing the investment.

●
Report Preparation. We prepare an internal investment report which discusses our evaluation findings and recommendations, together with an internal valuation report outlining our acceptable valuation ranges for an investment.

●	Approval. Our investment adviser’s Investment Committee reviews the investment and valuation reports and, when appropriate, approves the investment subject to completion of satisfactory due diligence.
●
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

●	Due Diligence. We conduct an on-site diligence visit and complete the gathering and review of diligence materials.
●
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

●
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

●
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

●
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

●	Investment Closing. At closing, we make our investment, principally consisting of convertible debt or convertible preferred stock or other equity.

●
Completion of Going Public Process.  Following the closing of our investment, we will provide managerial assistance to the portfolio company in their completion of the going public process, as needed, within the general time frames set forth below:

●	For a Sponsored Deal:

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

●	For a Financing Participation Deal:

We expect that the portfolio company, which will typically be IPO qualified, will file a registration statement under the Securities Act within 12 months after closing and complete an IPO and obtain a senior exchange listing within 18 months after closing.

As an integral part of our investment, we intend to partner with our portfolio companies to become public companies that meet the governance and eligibility requirements for a listing on the New York Stock Exchange, Nasdaq (Global Select, Global or Capital Market) or NYSE Amex Equities, formerly known as the American Stock Exchange (collectively, “U.S. Senior Exchanges”).  We will also consider listings by foreign portfolio companies on the Toronto Stock Exchange, London Stock Exchange, Frankfurt Stock Exchange, Hong Kong Stock Exchange and other foreign exchanges that we may determine as acceptable venues (collectively, “Foreign Senior Exchanges”).  As a business development company, however, we cannot invest more than 30% of our assets in foreign investments.

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

Since we currently intend to elect to be treated as a RIC under Subchapter M of the Code beginning with our 2010 taxable year, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.   As a result, to comply with these diversification requirements, we expect that the size of our individual portfolio company investments will typically range from $500,000 to $1,000,000 based on our total assets as of June 30, 2010. However, we may invest more than this threshold in certain opportunistic situations, provided we do not invest more than 25% of the value of our assets (for up to 50% of our investment portfolio) in any portfolio company, to allow us to continue to qualify for RIC status.  We expect the size of our portfolio company investments to increase to the extent our capital base increases in the future.  In the event we determine not to elect to be treated as a RIC based on the results of our operations and other factors during our 2010 taxable year, there would be no limit on the size of our individual portfolio company investments.

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

We are externally managed by Keating Investments, LLC (“Keating Investments”) an investment adviser registered under the Advisers Act.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.

As a business development company, we are required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in eligible portfolio companies.

We presently intend to obtain a listing of our shares of common stock on an exchange within six months after completion of our public offering, which is currently scheduled to conclude on March 31, 2011.  If we are unable to obtain an exchange listing within our proposed timeframe, we will instead seek to have our shares of common stock quoted over-the-counter until such time as we are able to obtain an exchange listing for our shares.

Current Economic Environment

The U.S. economy has experienced recessionary conditions over the last two years, but recently there have been signs of a possible recovery in some sectors.  Nonetheless, consumer confidence remains uncertain and unemployment figures remain high.  This generally uncertain and volatile economic situation, together with the limited availability of debt and equity capital, including through bank financing, will likely have a disproportionate impact on the micro-cap and small-cap companies we target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, micro-cap and small-cap companies in which we ultimately invest may be unable to pay us the interest or dividends on their convertible securities or repay their debt obligations to us, and the common stock which we may receive upon conversion of the convertible securities may have little or no value, resulting in the loss of all or substantially all of our investment in such micro-cap and small-cap companies.

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).  Keating Investments was founded in 1997 and is an investment adviser registered under the Advisers Act.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, Kyle L. Rogers, our Chief Operating Officer and Secretary and Frederic M. Schweiger, an executive officer of our investment adviser.  In addition, Keating Investments’ other investment professionals consist of two portfolio company originators, an investor relations director and a Chief Compliance Officer.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

Investment Portfolio Composition and Activity

During the period from May 9, 2008 (Inception) through December 31, 2009, our investment portfolio consisted solely of money market investments and short-term certificate of deposit investments.  On January 25, 2010, we completed a $1 million investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”), a San Jose, California based developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.  At June 30, 2010, our Series X convertible preferred stock investment in NeoPhotonics was valued at $1,550,000, including $550,000 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.  At June 30, 2010, our Series X convertible preferred stock investment in NeoPhotonics, valued at fair value, represents approximately 15% of our total assets and 15.8% of our net assets.

On April 15, 2010, NeoPhotonics filed a registration statement on Form S-1 with the SEC to register shares of its common stock in a planned initial public offering.  Based on information contained in its registration statement, NeoPhotonics intends to apply for a listing of its common stock on the New York Stock Exchange, and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. have been retained to act as lead underwriters for the planned initial public offering. In its registration statement, NeoPhotonics reports that it had approximately $155 million in revenue in 2009 and positive net income for the second half of 2009.

If NeoPhotonics’ initial public offering as currently reflected in its registration statement is completed, the Series X convertible preferred stock would be automatically converted into NeoPhotonics’ common stock at a conversion price equal to 50% of the final initial public offering price, which has not been disclosed in NeoPhotonics’ registration statement.  Upon conversion, the common stock we would be issued would be subject to a six month lock-up period following the completion of the initial public offering.  We can give no assurances that NeoPhotonics’ initial public offering will be completed and, if completed, when it may be completed and at what price and under what terms.

On July 1, 2010, we completed a $500,500 investment in the convertible preferred stock and warrants of Livescribe Inc. (“Livescribe”). Livescribe is headquartered in Oakland, California and has developed a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools.   Livescribe’s smartpens are currently available from consumer electronics retailers in the U.S. and in several international markets.

On July 16, 2010, we made a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”), a private, renewable oils and green bioproducts company based in South San Francisco, California. Our investment in Solazyme was part of a $52 million Series D preferred stock round in which all major existing investors from previous rounds participated.  Founded in 2003, Solazyme is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutritionals and health sciences markets.  Solazyme’s unique, proprietary technology allows algae, when fed sugars and plant byproducts, to produce oil and biomaterials in industrial fermentation facilities.

Since the closing of our initial private placement in November 2008, our investment adviser has reviewed over 240 companies that have generally met all, or most, of our investment criteria.  However, based upon further evaluation and investigation, our investment adviser determined not to invest in such companies based on their business prospects, management’s expectations about being a public company and other reasons.  As of August 6, 2010, there are three companies which we have qualified and are being actively reviewed by our investment adviser and an additional 30 companies that we believe may become qualified over the next 12 months which we continue to review.

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

Set forth below are the results of operations for the three and six months ended June 30, 2010 and 2009.

Investment Income.   We have generated and will continue to generate limited investment income from the temporary investment of the net proceeds from our initial private placement and continuous public offering in high-quality debt investments that mature in one year or less.

For the three months ended June 30, 2010 and 2009, we earned interest income from certificate of deposit and money market investments of $7,894 and $286, respectively.

For the six months ended June 30, 2010 and 2009, we earned interest and dividend income from certificate of deposit and money market investments of approximately $13,619 and $1,517, respectively.

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

While we made our first portfolio company investment in the Series X convertible preferred stock of NeoPhotonics on January 25, 2010, no interest or dividend income from portfolio company investments was recorded for the three and six months ended June 30, 2010.

 From time to time, we may also generate other investment income comprised of fees for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and other third parties, which services are separately identifiable from our investments.

For the three months ended June 30, 2010 and 2009, no other investment income was recorded.

For the six months ended June 30, 2010 and 2009, $10,000 and $0, respectively, of other investment income was recorded.  The $10,000 of other income recorded during the six months ended June 30, 2010 represents a non-refundable due diligence fee received from a prospective portfolio company in December of 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

Operating Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  We bear all other expenses of our operations and transactions, including, without limitation:

●	Costs of calculating our net asset value, including the cost of any third-party valuation services;

●	Costs of effecting sales and repurchases of shares of our common stock and other securities;

●	Fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	Costs related to organization and offerings;

●	Transfer agent and custodial fees;

●	Fees and expenses associated with marketing efforts;

●	Federal and state registration fees;

●	Any stock exchange listing fees;

●	Applicable federal, state and local taxes;

●	Independent directors’ fees and expenses;

●	Brokerage commissions;

●	Costs of proxy statements, stockholders’ reports and notices;

●	Fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	Direct costs such as printing, mailing, and long distance telephone;

●	Fees and expenses associated with independent audits and outside legal costs;

●	Costs associated with our reporting and compliance obligations under the 1940 Act, Sarbanes-Oxley Act, and applicable federal and state securities laws; and

●
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

Operating expenses for the three months ended June 30, 2010 and 2009 were $511,753 and $297,205, respectively, an increase of $214,548 compared to the prior period.  For the six months ended June 30, 2010 and 2009, operating expenses were $837,010 and $512,733, respectively, an increase of $324,277 compared to the prior period.  These increases in operating expenses were primarily related to our continued efforts to enhance the distribution infrastructure for our continuous public offering and to prepare for the intended listing of our shares on an exchange or over-the-counter.  We are currently attempting to increase our marketing efforts for a wider distribution of our shares including participation in conferences, special programs and private meetings.  We continue to to manage, coordinate and administer these outreach activities.  While expenses related to these outreach activities will likely increase though the third quarter ended September 30, 2010, we expect these expenses to decline upon conclusion of our public offering currently scheduled for March 31, 2011.

We are also focused on building and enhancing our stockholder communications, investor relations and brand marketing programs as we prepare for the intended exchange listing of our shares in the second half of 2011.  We believe it is important to develop these programs now as they will be the foundation of our aftermarket support initiatives once our shares become eligible for trading.  While some of these expenses may be one-time in nature, such as enhancements to our web site and costs associated with updates to our offering and marketing materials due to the recent amendment of our prospectus, the majority of these expenses will be continuing in nature as we attempt to develop interest in the Company and an active trading market for our shares.

A summary of the items comprising the increase in operating expenses of $214,548 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, is set forth below:

	Three Months Ended
	June 30,	June 30,	Increase
	2010	2009	(Decrease)
Operating Expenses
Base management fees	$41,988	$23,626	$18,362
Administrative fees	97,370	67,998	29,372
Legal and professional fees	156,593	140,671	15,922
Directors' fees	31,250	30,250	1,000
Stock issuance expenses	104,145	-	104,145
General and administrative expenses	80,407	34,660	45,747

Total Operating Expenses	$511,753	$297,205	$214,548

●
The increase of $18,362 in base management fees for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was the result of an increase in total assets on which the base management fee is calculated.

●
The increase of $29,372 in allocated administrative fees for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was the result of the allocation to us of additional expenses associated with the management, coordination and administration of our outreach activities designed to increase distribution of our shares, which are expected to decline with the conclusion of our offering, and the management and implementation of our stockholder communications, investor relations and brand marketing initiatives.

●
The increase of $15,922 in legal, accounting and other professional fees for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily the result of one-time professional fees for the enhancement and redesign of our website as we continue to implement our brand marketing strategy in anticipation of an intended exchange listing of our shares in the second half of 2011.

●
The increase of $104,145 in stock issuance expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was the result of directly expensing stock issuance costs associated with maintaining the registration of our continuous public offering (i.e., legal, accounting, printing and blue sky expenses), which expenses had, prior to the first closing under our public offering, been capitalized as deferred offering costs and which are amortized as a reduction to paid-in capital ratably over the remaining term of the offering.

●
The increase of $45,747 in other general and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily the result of: (i) distribution costs of our investor and broker-dealer marketing materials that needed to be updated as a result of the recent amendment to our prospectus, (ii) printing, production and delivery costs of periodic reports to our increasing stockholder base as required by state securities laws, and (iii) an increase in travel and travel-related expenses directly related to outreach activities designed to widen the distribution of our shares.

A summary of the items comprising the increase in operating expenses of $342,277 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, is set forth below:

	Six Months Ended
	June 30,	June 30,	Increase
	2010	2009	(Decrease)
Operating Expenses
Base management fees	$68,536	$47,677	$20,859
Administrative fees	171,840	134,840	37,000
Legal and professional fees	293,797	218,235	75,562
Directors' fees	57,500	55,500	2,000
Stock issuance expenses	107,193	-	107,193
General and administrative expenses	138,144	56,481	81,663

Total Operating Expenses	$837,010	$512,733	$324,277

●
The increase of $20,859 in base management fees for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was the result of an increase in total assets on which the base management fee is calculated.

●
The increase of $37,000 in allocated administrative fees for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result of the allocation to us of additional expenses associated with the management, coordination and administration of our outreach activities designed to widen distribution of our shares, which are expected to decline in conjunction with the conclusion of the offering and the management and implementation of our stockholder communications, investor relations and brand marketing initiatives.

●
The increase of $75,562 in legal, accounting and other professional fees for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result of: (i) an increase in audit and audit related expenses associated with the audit of our December 31, 2009 financial statements and review of our March 31, 2010 financial statements, and (ii) one-time professional fees for the enhancement and redesign of our website as we continue to implement our brand marketing strategy in anticipation of an intended exchange listing of our shares in the second half of 2011.

●
The increase of $107,193 in stock issuance expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was the result of directly expensing stock issuance costs associated with maintaining the registration of our continuous public offering (i.e., legal, accounting, printing and blue sky expenses), which expenses had, prior to the first closing under our public offering, been capitalized as deferred offering costs and which are amortized as a reduction to paid-in capital ratably over the remaining term of the offering.

●
The increase of $81,663 in other general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result: of (i) distribution costs of our investor and broker-dealer marketing materials that needed to be updated as a result of the recent amendment to our prospectus, (ii) printing, production and delivery costs of periodic reports to our increasing stockholder base as required by state securities laws, and (iii) an increase in travel and travel-related expenses directly related to our outreach activities designed to widen distribution of our shares.

Net Investment Loss.  For the three months ended June 30, 2010 and 2009, our net investment loss totaled $503,859 and $296,919, respectively.  The increase in net investment loss is primarily attributable to an increase in operating expenses resulting from (i) an increase in base management fees and allocated administrative fees; (ii) stock issuance expenses associated with maintaining the registration of our continuous public offering (i.e. legal, accounting, printing and blue sky); and (iii) an increase in other general and administrative expenses as discussed above.

For the six months ended June 30, 2010 and 2009, our net investment loss totaled $813,391 and $511,216, respectively.  The increase in net investment loss is primarily attributable to an increase in operating expenses resulting from (i) an increase in base management fees and allocated administrative fees; (ii) an increase in professional fees including audit fees and stock transfer agent fees; (iii) stock issuance expenses associated with maintaining the registration of our continuous public offering (i.e. legal, accounting, printing and blue sky); and (iv) an increase in other general and administrative expenses as discussed above.

Net Change in Unrealized Appreciation on Investments.  For the three months ended June 30, 2010 and 2009, there was no net change in unrealized appreciation on investments.

For the six months ended June 30, 2010 and 2009, the net change in unrealized appreciation on investments totaled $550,000 and $0, respectively.  The change in unrealized appreciation on investments for the six months ended June 30, 2010 was exclusively the result of $550,000 in unrealized appreciation on our convertible preferred stock investment in NeoPhotonics, based upon a fair value determination made in good faith by our Board of Directors.   Upon sale of our $1,000,000 investment in NeoPhotonics, the value that is ultimately realized could be different from the $1,550,000 fair value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations.  For the three months ended June 30, 2010 and 2009, the net decrease in net assets resulting from operations was $503,859, or $0.48 share, and $296,919 or $0.52 per share, respectively.

For the six months ended June 30, 2010 and 2009, the net decrease in net assets resulting from operations was $263,391, or $0.29 share, and $511,216 or $0.90 per share, respectively.

Financial Condition, Liquidity and Capital Resources

In our initial private placement which was completed on November 12, 2008, we sold 569,800 shares of common stock at a price per share of $10.00, resulting in gross proceeds of $5,698,000 and net proceeds of $5,243,434 after payment of $454,566 in placement agent commissions and other offering costs.

On June 11, 2009, we commenced a continuous public offering pursuant to which we intend to sell from time to time up to 10 million shares of our common stock, at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers, for a period ending on March 31, 2011, or such later date if our Board of Directors elects to extend this offering, but not later than June 30, 2011.  There can be no assurance that we will be able to sell all of the shares we are presently offering.  As of December 31, 2009, no shares of common stock had been sold and no proceeds had been received from our continuous public offering.  During the six months ended June 30, 2010, we sold 729,446 shares of common stock under our continuous public offering at an average price of approximately $9.95 per share, resulting in gross proceeds of $7,260,317 and net proceeds of $6,565,015 after payment of $695,302 in dealer manager fees and commissions.  In July of 2010, we sold an additional 113,780 shares of common stock under our continuous public offering at an average price of approximately $9.99 per share, resulting in gross proceeds of $1,136,483 and net proceeds of $1,024,026, after payment of $112,457 in dealer manager fees and commissions.

The following table summarizes the sales of our common stock under our continuous public offering by closing date since the offering commenced on June 11, 2009:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Date	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 11, 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 1, 2010	54,638	9.99	546,000	54,261	491,739
March 1, 2010	53,914	9.94	535,750	50,527	485,223
March 26, 2010	121,368	10.00	1,213,686	121,369	1,092,317
April 30, 2010	151,554	9.84	1,491,050	127,062	1,363,988
June 11, 2010	137,469	9.98	1,370,381	133,161	1,237,220
June 24, 2010	95,808	9.99	956,950	94,679	862,271
July 6, 2010	42,965	9.97	428,331	41,642	386,689
July 26, 2010	70,815	10.00	708,152	70,815	637,337

	843,226	$9.95	$8,396,800	$807,759	$7,589,041

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether sales commissions were waived by the dealer manager.

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

We did not finalize or fund any portfolio company investments during 2008 or 2009.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics.  On July 1, 2010, we completed a $500,500 investment in the convertible preferred stock and warrants of Livescribe.  On July 16, 2010, we completed a $999,991 investment in the Series D convertible preferred stock of Solazyme. We anticipate making five to ten investments per year depending upon the amount of capital we have available for investment and on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

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

As of June 30, 2010, we had cash resources of approximately $8,124,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $143,000 and management fees, administrative fees and reimbursable expenses payable to Keating Investments of approximately $152,000.  As of December 31, 2009, we had cash resources of approximately $3,368,000 and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of approximately $69,000, and management fees, administrative fees and reimbursable expenses payable to Keating Investments of approximately $115,000.

As of June 30, 2010, our cash resources included $6,500,000 invested in certificates of deposit with original maturities of four weeks (maturing on July 22, 2010) which have been valued by us at amortized cost as of June 30, 2010.  The remainder of our cash resources of approximately $1,624,000 was held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.  As of December 31, 2009, our cash resources included $3,000,000 invested in certificates of deposit with original maturities of four weeks (maturing on January 7, 2010) which were valued by us at amortized cost as of December 31, 2009.  The remainder of our cash resources of approximately $368,000 was held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.

As of June 30, 2010, we had net assets of $9,806,437 and, based on 1,299,346 shares of common stock outstanding, a net asset value per common share of $7.55.  As of December 31, 2009, we had net assets of $3,719,496 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of $6.53.

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

We are currently taxable as a C corporation.  We intend to operate so as to qualify as, and to elect to be treated as, a RIC for U.S. federal income tax purposes under Subchapter M of the Code, and we intend to make this RIC election with the filing of our U.S. federal income tax return for 2010, which election would be retroactive to January 1, 2010.  We also intend to qualify annually thereafter as a RIC. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our investment company taxable income.  In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

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

 We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.  As we are currently conducting a continuous public offering of our shares, we expect to coordinate distribution payment dates so that the same price that is used for the closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the dividend reinvestment plan until our continuous public offering concludes. In such cases, we expect that reinvested distributions will purchase shares at a price equal to 95% of the price that shares are sold in our continuous public offering at the closing immediately following the distribution payment date.

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

If and when our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on the valuation date for such distribution. Market price per share on that date will be the closing price for such shares, or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices.

No action will be required on the part of a registered stockholder to have cash distributions reinvested in shares of our common stock. A registered stockholder will be able to elect to receive an entire distribution in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

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

Contractual Obligations

We have entered into a contract under which we have material future commitments, the Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments agrees to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components; (i) a base management fee, and (ii) an incentive fee. We also reimburse Keating Investments for the allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we have no off-balance sheet arrangements.

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

Valuation of portfolio investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of June 30, 2010 and December 31, 2009, approximately 15.3% and 0%, respectively, of our total assets represented investments in portfolio companies valued at fair value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

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

●
Our quarterly valuation process begins with each portfolio company or investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

●	A nationally recognized third-party valuation firm engaged by our Board of Directors reviews these preliminary valuations;

●
Our Valuation Committee reviews the preliminary valuations, and our investment adviser and the nationally recognized third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

●
Our Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, the nationally recognized third-party valuation firm, and our Valuation Committee.

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

Deferred Offering Costs. Deferred offering costs are comprised of expenses directly related to the continuous public offering of our common stock that were previously deferred and which are currently being amortized and charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first common stock issuance and closing on January 11, 2010 and continuing through the expiration of the offering period on March 31, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other discretionary offering expenses are capitalized and subsequently amortized and charged against the gross proceeds of the offering on a straight-line basis over the remaining term of the offering.

Federal Income Taxes. We are currently taxable as a C Corporation.  We intend to operate so as to qualify as, and to elect to be treated as, a RIC for U.S. federal income tax purposes under Subchapter M of the Code, and we intend to make this RIC election with the filing of our U.S. federal income tax return for 2010, which election would be retroactive to January 1, 2010.  We also intend to qualify annually thereafter as a RIC. If we do not meet the criteria to qualify as a RIC for our 2010 taxable year or thereafter, we will be taxed as a regular corporation under Subchapter C of the Code. We intend to operate so as to qualify to be taxed as a RIC and, as such, to not be subject to federal income tax on the portion of our net ordinary income and realized net capital gains distributed to stockholders. To qualify for RIC tax treatment, we are required to annually distribute at least 90% of our investment company taxable income.

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

Recent Developments

On July 1, 2010, we completed a $500,500 investment in the convertible preferred stock and warrants of Livescribe. Livescribe is headquartered in Oakland, California and has developed a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools.   Livescribe’s smartpens are currently available from consumer electronics retailers in the U.S. and in several international markets.

 On July 6, 2010, we sold 42,965 shares of common stock under our continuous public offering at an average price of approximately $9.97 per share, resulting in gross proceeds of $428,331 and net proceeds of $386,689, after payment of $41,642 in dealer manager fees and commissions.

On July 16, 2010, we made a $999,991 investment in the Series D convertible preferred stock of Solazyme, a private, renewable oils and green bioproducts company based in South San Francisco, California. Our investment in Solazyme was part of a $52 million Series D preferred stock round in which all major existing investors from previous rounds participated.  Founded in 2003, Solazyme is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutritionals and health sciences markets.  Solazyme’s unique, proprietary technology allows algae, when fed sugars and plant byproducts, to produce oil and biomaterials in industrial fermentation facilities.

On July 26, 2010, we sold 70,815 shares of common stock at an average price of approximately $10.00 per share, resulting in gross proceeds of $708,152 and net proceeds of $637,337, after payment of $70,815 in dealer manager fees and commissions.

At our annual meeting of stockholders held May 21, 2010, our stockholders approved the declassification of our Board of Directors effective beginning with the 2011 annual stockholders’ meeting.  By virtue of this declassification, each director will hold his position until the next annual meeting of stockholders or his earlier resignation or removal.  On August 5, 2010, our Board of Directors took various actions to implement this declassification so that stockholders will vote for the election of all five director positions at the upcoming 2011 annual stockholders’ meeting.  Specifically, each of the current directors separately resigned and was reappointed by the remaining directors for a term expiring at the 2011 annual stockholders’ meeting.  These actions did not result in a change in the composition of the Board of Directors and the following individuals will continue to serve as directors until the 2011 meeting of the stockholders:

Andrew S. Miller
J. Taylor Simonton
Ranjit P. Mankekar
Timothy J. Keating
William F. Owens

Biographical and other information for each of the above directors and our Board of Directors is included in our 2010 Proxy Statement filed with the Securities and Exchange Commission on April 28, 2010.

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

Because there is initially no public market for the debt or equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures.  In the absence of a readily ascertainable market value, the estimated value of our portfolio of debt and equity securities may differ significantly from the value that would be placed on the portfolio if a ready market for the debt and equity securities existed.  Changes in valuation of these debt and equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk.  As a significant portion of the proceeds remaining from our initial private placement and continuous public offering have been invested in short term investments, pending subsequent investment in suitable portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates.

As of June 30, 2010, $6,500,000 was invested in certificates of deposit with original maturities of four weeks (maturing on July 22, 2010) at an effective annualized interest rate of approximately 0.55%. Assuming no other changes to our holdings as of June 30, 2010, a one percentage point change in the underlying interest rate payable on our certificate of deposit investments as of June 30, 2010 would not have a material effect on the amount of interest income earned from our certificate of deposit investments for the following 90-day period.

            We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.

Item 4.	Controls and Procedures.

As of June 30, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes during the three and six months ended June 30, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We intend to declare and pay distributions on a quarterly basis beginning no later than the first calendar quarter after the month in which we have raised at least $10 million from the sale of shares in our continuous public offering to investors not affiliated with us or Keating Investments. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in our prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our net ordinary income and realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities or in selling our portfolio investments, we may pay all or a substantial portion of our distributions from the proceeds of this offering in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in our shares.  Distributions from the proceeds of this offering also could reduce the amount of capital we ultimately invest in interests of portfolio companies. Until we are able to pay distributions from net capital gains realized from the sale of our investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever, we may pay distributions that represent a return of capital to you; however, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock).

We do not anticipate generating net ordinary income to distribute to our stockholders in the near future, and if we do make distributions, they will likely be paid from our realized net capital gains or may represent a return of capital.

Although our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we seek to acquire in such companies, we may also generate current income from the interest and preferred dividends on such convertible debt and convertible preferred securities, respectively, prior to their conversion.  However, we can give no assurance that we will be able to make investments in portfolio companies that will generate interest or dividend income.  Until our capital base substantially increases and additional portfolio company investments can be made, we do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income. Further, since we intend to invest in micro-cap and small-cap companies, which are generally more susceptible to economic downturns than larger operating companies, it may be more likely that these portfolio companies will default on their interest payment obligations to us, or be unable to pay dividends, during recessionary periods, and thus substantially reduce our net ordinary income available for distribution to our stockholders.  However, when and if we are able to generate net ordinary income, we intend to distribute such net ordinary income to stockholders.

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

Since our distributions are expected principally to be paid from net capital gains realized from the sale of our portfolio investments, we do not expect to be able to pay distributions on a level or uniform basis from quarter-to-quarter.  We may have substantial fluctuations in our quarterly distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of one to three years and we may not generate any realized net capital gains during our initial years of operations.  Our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

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

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) institutes a wide range of reforms that will have an impact on all financial institutions.  Many of these provisions are subject to rule making procedures and studies that will be conducted in the future. Accordingly, we cannot predict the effect the Dodd-Frank Act or its impending regulations will have on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2010.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1
Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)

3.5
Form of Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2  (File No. 333-157217), filed on May 21, 2010)

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

Date: August 12, 2010	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)