Form 10-Q
period 2010-09-30
KEATING CAPITAL INC
filed 2010-11-12
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 11, 2010 was 2,223,750.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.
Statements of Assets and Liabilities

	September 30,
	2010	December 31,
	(Unaudited)	2009

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments
(cost: $2,500,491 at September 30, 2010)	$3,077,855	$-
Short-term investments at fair value (cost: $8,000,000 and $3,000,000
at September 30, 2010 and December 31, 2009, respectively)	8,000,000	3,000,000
Cash and cash equivalents	2,192,438	367,918
Prepaid expenses and other assets	85,911	33,572
Deferred offering costs	385,758	501,897

Total Assets	13,741,962	3,903,387

Liabilities
Base management fees payable to Investment Adviser	59,709	29,468
Administrative expenses payable to Investment Adviser	112,921	67,136
Reimbursable expenses payable to Investment Adviser	-	18,063
Accounts payable	49,077	32,113
Accrued expenses and other liabilities	40,351	37,111

Total Liabilities	262,058	183,891

Net Assets	$13,479,904	$3,719,496

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
1,762,971 and 569,900 shares issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	$1,763	$570
Additional paid-in capital	15,653,292	5,243,864
Accumulated undistributed net investment loss	(2,752,515)	(1,524,938)
Net unrealized appreciation on investments	577,364	-

Net Assets	$13,479,904	$3,719,496

Common Shares Outstanding	1,762,971	569,900

Net Asset Value Per Outstanding Common Share	$7.65	$6.53

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Investment Income
Interest and dividend income:
Certificate of deposit and money market investments	$12,428	$3,723	$26,047	$5,240
Other income	-	-	10,000	-

Total Investment Income	12,428	3,723	36,047	5,240

Operating Expenses
Base management fees	59,709	22,342	128,245	70,019
Administrative expenses allocated from Investment Adviser	112,921	67,408	284,761	202,248
Legal and professional fees	93,425	84,944	387,222	303,179
Directors' fees	25,250	20,250	82,750	75,750
Stock issuance expenses	8,747	-	115,940	-
General and administrative expenses	126,562	43,125	264,706	99,606

Total Operating Expenses	426,614	238,069	1,263,624	750,802

Net Investment Loss	(414,186)	(234,346)	(1,227,577)	(745,562)

Net Change in Unrealized Appreciation on Investments
Non-control/non-affiliate investments	27,364	-	577,364	-

Net Change in Unrealized Appreciation On Investments	27,364	-	577,364	-

Net Decrease in Net Assets Resulting From Operations	$(386,822)	$(234,346)	$(650,213)	$(745,562)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(0.26)	$(0.41)	$(0.59)	$(1.31)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,493,101	569,900	1,097,041	569,900

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Changes in Net Assets from Operations
Net investment loss	$(1,227,577)	$(745,562)
Net change in unrealized appreciation on investments	577,364	-

Net Decrease in Net Assets Resulting from Operations	(650,213)	(745,562)

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in continuous public offering:
1,193,071 shares at an average price of $9.96 per share (1)	11,884,658	-
Offering costs from issuance of common stock	(1,147,023)	-
Amortization of deferred offering costs	(327,014)	-

Net Increase in Net Assets Resulting From Capital Stock Transactions	10,410,621	-

Net Increase (Decrease) in Net Assets	9,760,408	(745,562)

Net assets at beginning of period	3,719,496	4,715,474

Net Assets at End of Period (2)	$13,479,904	$3,969,912

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(2)	Net Assets at September 30, 2010 and 2009 include no accumulated undistributed net investment income and no accumulated undistributed net realized gains.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(650,213)	$(745,562)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(577,364)	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(52,339)	(27,339)
Increase in base management fees payable to Investment Adviser	30,241	13,349
Increase in administrative expenses payable to Investment Adviser	45,785	39,367
(Decrease) in reimbursable expenses payable to Investment Adviser	(18,063)	(4,765)
Increase in accounts payable	16,964	34,180
Increase in accrued expenses and other liabilities	3,240	30,230

Net cash used in operating activities	(1,201,749)	(660,540)

Cash Flows From Investing Activities
Investments in portfolio companies	(2,500,491)	-
Purchases of short-term investments	(52,500,000)	(7,203,814)
Proceeds from sales and maturities of short-term investments	47,500,000	8,114,941

Net cash (used in) provided by investing activities	(7,500,491)	911,127

Cash Flows From Financing Activities
Gross proceeds from issuance of common stock	11,884,658	-
Offering costs from issuance of common stock	(1,147,023)	-
Additions to deferred stock offering costs	(210,875)	(433,139)

Net cash provided by (used in) financing activities	10,526,760	(433,139)

Net increase (decrease) in cash and cash equivalents	1,824,520	(182,552)

Cash and cash equivalents, beginning of period	367,918	367,588

Cash and cash equivalents, end of period	$2,192,438	$185,036

Supplemental Disclosure of Non-Cash Financing Activities
Amortization of deferred offering costs	$327,014	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments as of September 30, 2010
 (Unaudited)

					% of
Portfolio Company / Type of Investment (1)	Industry	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
NeoPhotonics Corporation
Series X Convertible Preferred Stock (3)(4)	Technology Equipment	10,000	$1,000,000	$1,550,000	11.50%

Livescribe, Inc.	Consumer Products
Series C Convertible Preferred Stock (3)(4)		1,000,000	471,295	500,000	3.71%
Series C Convertible Preferred Stock
Warrants (5)		125,000	29,205	27,864	0.21%

Solazyme, Inc.	Clean Technology
Series D Convertible Preferred Stock (3)(4)		112,927	999,991	999,991	7.42%

Total Non-Control/Non-Affiliate Investments (2)
Private Portfolio Companies			$2,500,491	$3,077,855	22.83%

Short-Term Investments
Certificates of Deposit (6)
Maturing on October 14, 2010
Annual Percentage Yield of 0.55%			$8,000,000	$8,000,000	59.35%

Total Short-Term Investments			$8,000,000	$8,000,000	59.35%

(1)
Control investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in whichmore than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.  Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.  Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(2)
The aggregate cost basis for federal income tax purposes of non-control/non-affiliate investments is $2,500,491.  The gross unrealized appreciation based on the tax cost basis of these securities is $578,705.  The gross unrealized depreciation based on the tax cost basis of these securities is $1,341.

(3)
The shares of preferred stock represented by these investments are subject to legal restrictions on transfer pursuant to the Securities Act of 1933, as amended (the "Securities Act") and may only be sold pursuant to a registration statement under the Securities Act or an available exemption from registration thereunder.  These shares are also subject to a contractual lock-up for a period of six months following completion of an initial public offering.

(4)
The shares of preferred stock represented by these investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.  As no dividends have been declared or paid with respect to these investments, these investments are considered to be non-income producing.

(5)	The Warrants have an exercise price of $0.50 per share and a contractual life of five years, expiring on June 30, 2015.
(6)	Fair value reflects amortized cost as of September 30, 2010.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments as of December 31, 2009

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

Keating Capital, Inc.
Financial Highlights
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Per Common Share Data
Net asset value, beginning of period (1)	$6.53	$8.27

Net investment loss (1)	(1.12)	(1.31)
Net change in unrealized appreciation from investments (1)	0.53	-

Net decrease in net assets resulting from operations (2)	(0.59)	(1.31)

Capital stock transactions:
Issuance of common stock in continuous public offering (3)	3.06	-
Offering costs from issuance of common stock (1)	(1.05)	-
Amortization of deferred offering costs (1)	(0.30)	-

Net increase in net assets from capital stock transactions	1.71	-

Net asset value, end of period (1)	$7.65	$6.96

Common shares outstanding, beginning of period	569,900	569,900
Common shares outstanding, end of period	1,762,971	569,900
Weighted average common shares outstanding during period	1,097,041	569,900
Total return based on change in net asset value (4)(5)	17.15%	-15.84%

Supplemental Data and Ratios
Net assets, beginning of period	$3,719,496	$4,715,474
Net assets, end of period	$13,479,904	$3,969,912
Average net assets during period	$8,599,700	$4,342,693
Annualized ratio of operating expenses to average net assets	19.59%	23.05%
Annualized ratio of net investment loss to average net assets	-19.03%	-22.89%
Portfolio turnover (6)	-	-

(1)	Based on actual shares outstanding at the beginning and end of the corresponding period or weighted average shares outstanding for the period, as appropriate.
(2)
Net decrease in net assets resulting from operations per share for the nine months ended September 30, 2010 and 2009 include rounding adjustments to reconcile the change in net asset value per share for each period.

(3)	Represents the average increase in net asset value attributable to each share issued during the nine months ended September 30, 2010.
(4)
The total return calculations for the nine months ended September 30, 2010 and 2009 were based solely on the changes in the Company's net asset values.  For the nine months ended September 30, 2010 and 2009, no distributions were paid with respect to the Company's shares.  For the nine months ended September 30, 2010 and 2009, total return has not been annualized.

(5)
Total return for the nine months ended September 30, 2010 and 2009 was calculated as the change in net asset value for each period, divided by the net asset value per share at the beginning of each period.

(6)
For the nine months ended September 30, 2010, the only investment activity subject to the calculation of portfolio turnover was an aggregate of $2,500,491 in portfolio company investments.  As there were no sales of portfolio company investments during this period, there was no portfolio turnover.  For the nine months ended September 30, 2009, there was no investment activity subject to the calculation of portfolio turnover.

The accompanying notes are an integral part of these financial statements.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”) as of November 20, 2008. As a business development company, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) beginning with its 2010 taxable year (see Federal and State Income Taxes under Note 2).  Prior to electing to be treated as a RIC, the Company will be taxable as a regular corporation under Subchapter C of the Code.

The Company seeks to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Under the Company’s investment process, it typically makes a single investment, principally consisting of convertible debt, convertible preferred stock or other equity, after it is satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within the Company’s desired timeframes and has substantially completed certain audit and governance requirements to the Company’s satisfaction prior to the closing of the Company’s investment.

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

Valuation of Investments
Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with GAAP.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets (see Note 3).

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

At September 30, 2010, the Company’s financial statements included portfolio company investments valued at $3,077,855, with a cost of $2,500,491.  The fair value of the Company’s portfolio company investments was determined in good faith by the Company’s Board of Directors.  Upon sale of the Company’s portfolio company investments, the value that is ultimately realized could be different from what is currently reflected in the Company’s financial statements, and this difference could be material.

Portfolio Company Investment Classification
The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

Cash and Cash Equivalents
Cash and cash equivalents are comprised of demand deposits.  Investments in certificates of deposit, which have original maturities of 90 days or less, are separately classified as short-term investments.

Deferred Offering Costs
Deferred offering costs are comprised of expenses directly related to the continuous public offering of the Company’s common stock that were previously deferred and which are currently being amortized and charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other offering-related expenses are capitalized and subsequently amortized and charged against the gross proceeds of the offering on a straight-line basis over the remaining term of the offering (see Note 6).

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

Interest and Dividend Income
Interest income from debt investments in portfolio companies is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  Debt investments are placed on non-accrual status when principal or interest payments are past due 60 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status.  Non-accrual debt investments are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

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

No interest or dividend income from portfolio company investments was recorded for the three and nine months ended September 30, 2010 and 2009.

Other Income
Other income is comprised of fees, if any, for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and prospective portfolio companies.  For services that are separately identifiable from the Company’s investment, income is recognized as earned, which is generally when the investment or other applicable transaction closes, or when the services are rendered if payment is not subject to the closing of an investment transaction.

During the nine months ended September 30, 2010, the Company recorded $10,000 in other income representing a non-refundable due diligence fee received from a prospective portfolio company in December of 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

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

Federal and State Income Taxes
Beginning with its 2010 taxable year, the Company intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.  If the Company does not meet the criteria to qualify as a RIC for its 2010 taxable year, it will continue to be taxed as a regular corporation under Subchapter C of the Code (a “C corporation”).  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net long-term capital gains in excess of realized net short-term capital losses that the Company distributes to its stockholders from its taxable earnings and profits. To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its investment company taxable income. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year. As of September 30, 2010 and December 31, 2009, the Company had not recorded a liability for any unrecognized tax benefits.

Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

The aggregate cost of portfolio company securities for federal income tax purposes and portfolio company securities with unrealized appreciation and depreciation, were as follows as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Aggregate cost of portfolio company securities
for federal income tax purposes	$2,500,491	$-

Gross unrealized appreciation of portfolio company securities	578,705	-
Gross unrealized depreciation of portfolio company securities	(1,341)	-

Net unrealized appreciation of portfolio company securities	$577,364	$-

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

●
The Company’s Valuation Committee reviews the preliminary valuations, and the Company’s investment adviser and the nationally recognized third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

●
The Company’s Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s investment adviser, the nationally recognized third-party valuation firm and the Company’s Valuation Committee.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

During the nine months ended September 30, 2010, the Company’s short term investments were comprised exclusively of investments in certificates of deposit, with cumulative purchases totaling $52,500,000 and cumulative maturities totaling $47,500,000.  During the nine months ended September 30, 2009, the Company’s short term investments were comprised of investments in certificates of deposit and investments in money market funds, with cumulative purchases of $7,203,814 and cumulative sales of $8,114,941.

Debt Investments
The Company determines the fair value of debt investments by reference to the principal or most advantageous market in which these debt investments could be sold. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are consistent with the criteria that the Company would use in originating a debt investment in such a market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in such a market.

As more fully discussed in the section below, the Company considers enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate.  The Company also considers the specific covenants and provisions of each investment that may enable the Company to preserve or improve the value of the investment, including the nature and value of collateral, if any. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than anticipated for such a profile under current market conditions.

During the nine months ended September 30, 2010 and 2009, the Company made no purchases or sales of debt investments.

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

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, the Company analyzes the portfolio company’s historical and projected financial results and also uses industry valuation benchmarks and public market comparables.  The Company also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and includes these events in the enterprise valuation process.  In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are analyzed; material improvement of these metrics may indicate an increase in enterprise value, while material deterioration of these metrics may indicate a reduction in enterprise value.

The fair value of common and preferred stock warrants is determined by using the Black-Scholes option pricing model.

On January 25, 2010, the Company made a $1,000,000 investment the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”).  NeoPhotonics is a private company headquartered in San Jose, California and develops and manufactures photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

On July 1, 2010, the Company made a $500,500 investment in the Series C convertible preferred stock and warrants of Livescribe, Inc (“Livescribe”). Livescribe is a private company headquartered in Oakland, California and is a developer and marketer of a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools.   For financial reporting purposes, the Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.

On July 16, 2010, the Company made a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Solazyme is a private company headquartered in South San Francisco, California and is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutritionals and health sciences markets.

Since NeoPhotonics, Livescribe and Solazyme are private companies for which market quotations for their shares are not readily available as of September 30, 2010, the fair value of the Company’s investments in each of these companies was determined in accordance with the Company’s valuation policy for such types of equity investments, including a review of the fair value of each investment being performed by a nationally recognized third-party valuation firm.

Except for the Company’s investments in NeoPhotonics, Livescribe and Solazyme, there were no other purchases of equity investments during the nine months ended September 30, 2010 and 2009.  There were no sales of equity investments during the nine months ended September 30, 2010 and 2009.  On October 15, 2010, the Company made a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”) (see Note 8).

Each of the Company’s portfolio company investments were categorized as Level 3 in the fair value hierarchy as of September 30, 2010.  The following table categorizes the Company’s short-term investments and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of September 30, 2010 and December 31, 2009:

		Significant Other	Significant
	Quoted Prices In	Observable	Unobservable
	Active Markets	Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value

As of September 30, 2010
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$3,049,991	$3,049,991
Preferred Stock Warrants	-	-	27,864	27,864

Short-Term Investments:
Certificates of Deposit (1)
(Maturing on October 14, 2010)	-	8,000,000	-	8,000,000

Total Investments at Fair Value	$-	$8,000,000	$3,077,855	$11,077,855

As of December 31, 2009
Short-Term Investments:
Certificates of Deposit (1)
(Maturing on January 7, 2010)	$-	$3,000,000	$-	$3,000,000

Total Investments at Fair Value	$-	$3,000,000	$-	$3,000,000

(1)	Fair value reflects amortized cost as of September 30, 2010 and December 31, 2009.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2010:

	Level 3	Level 3
	Portfolio Company	Portfolio Company
	Investments	Investments
Three months ended September 30, 2010:	(Preferred Stock)	(Warrants)	Total

Fair Value at June 30, 2010	$1,550,000	$-	$1,550,000

New investments in Level 3 portfolio company securities at cost	1,471,286	29,205	1,500,491

Total unrealized appreciation (depreciation) included in change
in net assets	28,705	(1,341)	27,364

Fair Value at September 30, 2010	$3,049,991	$27,864	$3,077,855

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	Level 3	Level 3
	Portfolio Company	Portfolio Company
	Investments	Investments
Nine months ended September 30, 2010:	(Preferred Stock)	(Warrants)	Total

Fair Value at January 1, 2010	$-	$-	$-

New investments in Level 3 portfolio company securities at cost	2,471,286	29,205	2,500,491

Total unrealized appreciation (depreciation) included in change
in net assets	578,705	(1,341)	577,364

Fair Value at September 30, 2010	$3,049,991	$27,864	$3,077,855

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

4.	Investment Portfolio

As of September 30, 2010, the Company’s investment portfolio, excluding short-term investments, consisted exclusively of convertible preferred stock and warrant investments in privately held companies.  As of September 30, 2010, the Company had convertible preferred stock and warrant investments in three private portfolio companies with an aggregate cost of $2,500,491 and an aggregate fair value of $3,077,855.  As of December 31, 2009, the Company had not made any portfolio company investments, and the Company’s investment portfolio consisted solely of short-term investments.

 The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments, at cost and fair value as of September 30, 2010.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
	Cost	Fair Value	At Fair Value	At Fair Value

As of September 30, 2010
Private Portfolio Companies:
NeoPhotonics Corporation	$1,000,000	$1,550,000	50.36%	11.50%
Livescribe, Inc.	500,500	527,864	17.15%	3.92%
Solazyme, Inc.	999,991	999,991	32.49%	7.42%

Total - Private Portfolio Companies	$2,500,491	$3,077,855	100.00%	22.83%

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments, at cost and fair value by industry classification as of September 30, 2010.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
	Cost	Fair Value	At Fair Value	At Fair Value

As of September 30, 2010
Private Portfolio Companies:
Technology Equipment	$1,000,000	$1,550,000	50.36%	11.50%
Consumer Products	500,500	527,864	17.15%	3.92%
Clean Technology	999,991	999,991	32.49%	7.42%

Total - Private Portfolio Companies	$2,500,491	$3,077,855	100.00%	22.83%

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments, at cost and fair value by geographic region of the United States as of September 30, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
Geographic Location	Cost	Fair Value	At Fair Value	At Fair Value

As of September 30, 2010
West	$2,500,491	$ 3,077,855	100.00%	22.83%

Total	$2,500,491	$ 3,077,855	100.00%	22.83%

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

5.	Related Party Agreements and Transactions

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

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings for the three and nine months ended September 30, 2010 and 2009, respectively.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $59,709 and $22,342 for the three months ended September 30, 2010 and 2009, respectively.  The Company recorded Base Fees of $128,245 and $70,019 for the nine months ended September 30, 2010 and 2009, respectively.   As of September 30, 2010 and December 31, 2009, Base Fees payable to Keating Investments were $59,709 and $41,387, respectively.

At December 31, 2009, the aggregate Base Fee liability payable to Keating Investments of $41,387 was comprised of: (i) $29,468 accrued as “Base Management Fees Payable to Investment Adviser” in the accompanying Statement of Assets and Liabilities, and (ii) $11,919 included in “Accounts Payable” in the accompanying Statement of Assets and Liabilities.  The $11,919 included in Accounts Payable represents amounts (25% of cumulative Base Fees earned) that Keating Investments agreed to defer the collection of until the Company had completed at least one portfolio company investment.  As the Company completed its first portfolio company investment on January 25, 2010, the previously deferred Base Fees of $11,919 included in Accounts Payable at December 31, 2009, were paid to Keating Investments during the first quarter of 2010.

Incentive Fee
The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio.  Additionally, although the Company anticipates that a portion of its investments at any given time may include an interest or dividend component, Keating Investments is not entitled to an incentive fee on investment income generated from such interest or dividend payments.

No incentive fees were earned by or paid to Keating Investments for the three and nine months ended September 30, 2010 and 2009 as the Company generated no realized capital gains during these periods.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Administrative Services
Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments furnishes the Company with office facilities, equipment, and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, Keating Investments also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which the Company is required to maintain, and preparing reports to the Company’s stockholders and reports filed with the SEC.

In addition, Keating Investments assists the Company with its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns, printing and disseminating reports to its stockholders, providing support for its risk management efforts and generally overseeing the payment of its expenses and performance of administrative and professional services rendered to the Company by others.

The Company reimburses Keating Investments for the allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.

The Company recorded allocated administrative expenses of $112,921 and $67,408 for the three months ended September 30, 2010 and 2009, respectively.  The Company recorded allocated administrative expenses of $284,761 and $202,248 for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010 and December 31, 2009, allocated administrative expenses payable to Keating Investments were $112,921 and $67,136, respectively.

Reimbursable Expenses
Reimbursable expenses payable to Keating Investments totaling $0 and $18,063 in the accompanying Statement of Assets and Liabilities at September 30, 2010 and December 31, 2009, respectively, represent amounts owed to Keating Investments for direct expenses of the Company that were paid on its behalf by Keating Investments primarily related to the raising of capital in the continuous public offering.

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

Unless earlier terminated as described below, the Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year-to-year thereafter if approved annually by: (i) the vote of a majority of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.

The Investment Advisory and Administrative Services Agreement automatically terminates in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to Keating Investments.  If Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

License Agreement
On July 28, 2008, the Company entered into a license agreement (the “License Agreement”) with Keating Investments pursuant to which Keating Investments granted the Company a non-exclusive license to use the name “Keating.” Under the License Agreement, the Company has a right to use the Keating name and logo, for as long as Keating Investments or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Keating” name or logo. The License Agreement will remain in effect for as long as the Investment Advisory and Administrative Services Agreement with Keating Investments is in effect.

6.	Capital Stock

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

On June 11, 2009, the Company commenced a continuous public offering pursuant to which the Company intends to sell from time-to-time up to 10 million shares of its common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers, through the period ending June 30, 2011.  During the period from June 11, 2009 through December 31, 2009, no shares of common stock were sold and no proceeds were received from the Company’s continuous public offering.  During the nine months ended September 30, 2010, the Company sold 1,193,071 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $11,884,658 and net proceeds of $10,737,635, after payment of $1,147,023 in dealer manager fees and commissions.

The following table summarizes the sales of the Company’s common stock under its continuous public offering by month during the nine months ended September 30, 2010:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February	54,638	9.99	546,000	54,261	491,739
March	175,283	9.98	1,749,436	171,896	1,577,540
April	151,554	9.84	1,491,050	127,062	1,363,988
June	233,277	9.98	2,327,331	227,840	2,099,491
July	113,780	9.99	1,136,483	112,457	1,024,026
August	203,128	9.99	2,028,643	200,493	1,828,150
September	146,716	9.95	1,459,215	138,771	1,320,444

	1,193,071	$9.96	$11,884,658	$1,147,023	$10,737,635

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Deferred offering costs are comprised of: (i) $501,897 of expenses directly related to the continuous public offering that were deferred prior to the first closing on January 11, 2010, and (ii) $210,875 of other offering-related expenses incurred subsequent to January 11, 2010 through September 30, 2010.  Deferred offering costs are being amortized and charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first closing on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  During the three and nine months ended September 30, 2010, deferred offering costs totaling $112,331 and $327,014, respectively, were amortized and charged as a reduction to additional paid-in capital.

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred.  During the three and nine months ended September 30, 2010, $8,747 and $115,940, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred.

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September, 30	September, 30	September, 30	September, 30
	2010	2009	2010	2009

Numerator for decrease in net assets per share	$(386,822)	$(234,346)	$(650,213)	$(745,562)

Denominator for basic and diluted
weighted average shares	1,493,101	569,900	1,097,041	569,900

Basic and diluted net decrease in net assets per share
resulting from operations	$(0.26)	$(0.41)	$(0.59)	$(1.31)

During the three and nine months ended September 30, 2010 and 2009, the Company had no dilutive securities outstanding.

8.	Subsequent Events

On October 12, 2010, the Company sold 129,394 shares of common stock at an average price of approximately $9.95 per share, resulting in gross proceeds of $1,287,020 and net proceeds of $1,164,550, after payment of $122,470 in dealer manager fees and commissions.

On October 15, 2010, the Company made a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers.  MBA Polymers is a private company headquartered in Richmond, California and is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  The Company’s investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.

On October 25, 2010, the Company sold 119,915 shares of common stock at an average price of approximately $9.97 per share, resulting in gross proceeds of $1,195,390 and net proceeds of $1,079,238, after payment of $116,152 in dealer manager fees and commissions.

On November 10, 2010, the Company sold 211,470 shares of common stock at an average price of approximately $9.95 per share, resulting in gross proceeds of $2,103,785 and net proceeds of $1,903,229, after payment of $200,556 in dealer manager fees and commissions.

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

We seek to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies. Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.  In accordance with our investment objective, we seek to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies,” and US.-based, private companies with an equity value of between $250 million and $1 billion, which we refer to as “small-cap companies.”  Our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we may acquire in such companies.  However, we anticipate that a portion of our investments at any given time will include a component of interest or dividends, which we believe will provide us with current yield, in addition to the potential for capital appreciation.  To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income.  We may also make investments on an opportunistic basis in U.S.-based publicly-traded companies with market capitalizations of less than $250 million, as well as foreign companies that otherwise meet our investment criteria, subject to certain limitations imposed under the 1940 Act.

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

While we have specifically identified sponsored deals and financing participation deals, we believe there may be other types of investment opportunities which may not have the specific characteristics of a sponsored deal or financing participation deal, but which may still meet our general investment criteria and which are still relevant to our focus on micro-cap and small-cap companies capable of and committed to becoming public.  We may make investments in such portfolio companies on an opportunistic basis.  In all cases, we expect our portfolio companies will generally be able to file a registration statement with the SEC within three to twelve months after our investment and will generally be able to obtain an exchange listing within 12 to 18 months after our investment.

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

•	Investment Closing. At closing, we make our investment, principally consisting of convertible debt or convertible preferred stock or other equity.

•	Completion of Going Public Process. Following the closing of our investment, we will provide managerial assistance to the portfolio company in their completion of the going public process, as requested, within the general time frames set forth below:

	●•	For a Sponsored Deal:

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

	●•	For a Financing Participation Deal:

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

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that a senior exchange listing, if obtained, will generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing.  Since we intend to be more patient investors, we believe that our portfolio companies may have an even greater potential for capital appreciation if they are able to demonstrate sustained earnings growth and are correspondingly rewarded by the public markets with a price-to-earnings (P/E) multiple appropriately linked to earnings performance.  We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to achieve such sustained earnings growth, or that the public markets will recognize such growth, if any, with an appropriate market premium.

To the extent that we receive convertible debt instruments in connection with our investments, such instruments will likely be unsecured or subordinated debt securities. The convertible preferred stock we have received to date, and which we expect to receive in the future, in connection with our equity investments will typically be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest.

Since we currently intend to elect to be treated as a RIC under Subchapter M of the Code beginning with our 2010 taxable year, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.   As a result, to comply with these diversification requirements, we expect that the size of our individual portfolio company investments will typically range from $500,000 to $1,000,000 based on our total assets as of September 30, 2010. However, we may invest more than this threshold in certain opportunistic situations, provided we do not invest more than 25% of the value of our assets (for up to 50% of our investment portfolio) in any portfolio company, to allow us to continue to qualify for RIC status.  We expect the size of our portfolio company investments to increase to the extent our capital base increases in the future.  In the event we determine not to elect to be treated as a RIC based on the results of our operations and other factors during our 2010 taxable year, there would be no limit on the size of our individual portfolio company investments.

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

We are externally managed by Keating Investments, LLC (“Keating Investments”) an investment adviser registered under the Investment Advisers Act of 1940, as amended.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.

As a business development company, we are required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are required to invest at least 70% of our total assets in eligible portfolio companies.

We presently intend to obtain a listing of our shares of common stock on an exchange in the fourth quarter of 2011 following completion of our public offering, which is currently scheduled to conclude on June 30, 2011.  If we are unable to obtain an exchange listing within our proposed timeframe, we will instead seek to have our shares of common stock quoted over-the-counter until such time as we are able to obtain an exchange listing for our shares.

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).  Keating Investments was founded in 1997 and is an investment adviser registered under the Advisers Act.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, Frederic M. Schweiger, our Chief Operating Officer, Chief Compliance Officer and Secretary, and Kyle L. Rogers, our Chief Investment Officer.  In addition, Keating Investments’ other investment professionals consist of two portfolio company originators, an investor relations director and two financial analysts.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

Investment Portfolio Composition and Activity

During the period from May 9, 2008 (Inception) through December 31, 2009, our investment portfolio consisted solely of money market investments and short-term certificate of deposit investments.  On January 25, 2010, we completed a $1 million investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”).  Our investment in NeoPhotonics was part of a $46 million Series X preferred stock offering.  NeoPhotonics, a private company headquartered a San Jose, California, is a developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.  At September 30, 2010, our Series X convertible preferred stock investment in NeoPhotonics was valued at $1,550,000, including $550,000 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.

On April 15, 2010, NeoPhotonics filed a registration statement on Form S-1 with the SEC to register shares of its common stock in a planned initial public offering.  Based on information contained in its registration statement, NeoPhotonics intends to apply for a listing of its common stock on the New York Stock Exchange, and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. have been retained to act as lead underwriters for the planned initial public offering. In its amended registration statement filed with the SEC on July 23, 2010, NeoPhotonics reported approximately $155 million in revenue in 2009 and net income for the second half of 2009.

If NeoPhotonics’ initial public offering as currently contemplated in its registration statement is completed, the Series X convertible preferred stock would be automatically converted into NeoPhotonics’ common stock at a conversion price equal to 50% of the final initial public offering price, which has not been disclosed in NeoPhotonics’ registration statement.  Upon conversion, the common stock we would be issued would be subject to a six month lock-up period following the completion of the initial public offering.  We can give no assurances that NeoPhotonics’ initial public offering will be completed and, if completed, when it may be completed and at what price and under what terms.

On July 1, 2010, we completed a $500,500 investment in the Series C convertible preferred stock and warrants of Livescribe Inc. (“Livescribe”).  Our investment in Livescribe was part of a $39 million Series C preferred stock offering.  Livescribe, a private company headquartered in Oakland, California, is a developer and marketer of a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools.   Livescribe’s smartpens are currently available from consumer electronics retailers in the U.S. and in several international markets.    In the event of a qualifying initial public offering, the Series C convertible preferred stock would be automatically converted into shares of Livescribe’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six month lock-up period following the completion of the initial public offering.  We can give no assurances that Livescribe will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.  At September 30, 2010, our Series C convertible preferred stock investment in Livescribe was valued at $500,000, including $28,705 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.  At September 30, 2010, our Series C convertible preferred stock warrants in Livescribe were valued at $27,864, including $1,341 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

On July 16, 2010, we completed a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Our investment in Solazyme was part of a $60 million Series D preferred stock offering.   Solazyme is a private, renewable oils and green bioproducts company based in South San Francisco, California.  Founded in 2003, Solazyme is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutritionals and health sciences markets.  Solazyme’s unique, proprietary technology allows algae, when fed sugars and plant byproducts, to produce oil and biomaterials in industrial fermentation facilities.    In the event of a qualifying initial public offering, the Series D convertible preferred stock would be automatically converted into shares of Solazyme’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six month lock-up period following the completion of the initial public offering.  We can give no assurances that Solazyme will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At September 30, 2010, our Series D convertible preferred stock investment in Solazyme was valued at $999,991, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our investment portfolio at fair value as of September 30, 2010.

		Percentage of
		Portfolio Company	Percentage of	Percentage of
		Investments	Total Assets	Net Assets
	Fair Value	At Fair Value	At Fair Value	At Fair Value

Private Portfolio Companies:
NeoPhotonics Corporation	$1,550,000	50.36%	11.28%	11.50%
Livescribe, Inc.	527,864	17.15%	3.84%	3.92%
Solazyme, Inc.	999,991	32.49%	7.28%	7.42%

Total - Private Portfolio Companies	$3,077,855	100.00%	22.40%	22.83%

On October 15, 2010, we made a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers’ patented recycling technology allows it to sort, clean, purify and process reusable plastic materials.  These recycled plastics are then sold as “drop-in” green replacements for virgin plastic to original equipment manufacturers and other customers who desire a cost-competitive and/or greener alternative to virgin plastics.

We currently anticipate completing five to ten investments per year until all of the proceeds of our continuous public offering have been invested. The consummation of each investment will depend upon satisfactory completion of our due diligence investigation of the prospective portfolio company, our confirmation and acceptance of the investment terms, structure and financial covenants, the execution and delivery of final binding agreements in form mutually satisfactory to the parties, the absence of any material adverse change and the receipt of any necessary consents.  We can provide no assurance that we will be able to meet our anticipated pace of investment.

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

Set forth below are the results of operations for the three and nine months ended September 30, 2010 and 2009.

Investment Income.   We have generated, and expect to continue to generate, limited investment income from the temporary investment of the net proceeds from our continuous public offering in high-quality debt investments that mature in one year or less.

For the three months ended September 30, 2010 and 2009, we earned interest income from certificate of deposit and money market investments of $12,428 and $3,723, respectively.

For the nine months ended September 30, 2010 and 2009, we earned interest income from certificate of deposit and money market investments $26,047 and $5,240, respectively.

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

Our preferred equity investments may pay fixed or adjustable rate dividends and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets.  However, dividends from our preferred equity investments typically are payable only when and if declared by the portfolio company’s board of directors, and such preferred dividends are typically non-cumulative. Dividend income from preferred equity investments in portfolio companies is recorded when dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  Since our portfolio companies are typically growth-oriented, we expect earnings, if any, to be reinvested in the company and not to be paid as dividends to stockholders.

While our portfolio company investments are primarily comprised of convertible preferred stock holdings, no interest or dividend income from portfolio company investments was recorded for the three and nine months ended September 30, 2010.  Our primary source of investment income will be generated from net capital gains realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and any contractual lock-up period expires.  As of September 30, 2010, NeoPhotonics is the only portfolio company to have filed a registration statement to go public.

 From time to time, we may also generate other investment income comprised of fees for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and prospective portfolio companies, which services are separately identifiable from our investments.  For the three months ended September 30, 2010 and 2009, no other investment income was recorded.

For the nine months ended September 30, 2010 and 2009, $10,000 and $0, respectively, of other investment income was recorded.  The $10,000 of other income recorded during the nine months ended September 30, 2010 represents a non-refundable due diligence fee received from a prospective portfolio company in December of 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

Operating Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments, (ii) the allocable portion of overhead and other administrative expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  We bear all other expenses of our operations and transactions, including, without limitation:

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

Operating expenses for the three months ended September 30, 2010 and 2009 were $426,614 and $238,069, respectively, an increase of $188,545 compared to the prior period.  For the nine months ended September 30, 2010 and 2009, operating expenses were $1,263,624 and $750,802, respectively, an increase of $512,822 compared to the prior period.  These increases in operating expenses were primarily related to our continued efforts to enhance the distribution infrastructure for our continuous public offering and to prepare for the intended listing of our shares on an exchange or over-the-counter.  We are currently attempting to increase our marketing efforts for a wider distribution of our shares including participation in conferences, special programs and private meetings.  We continue to manage, coordinate and administer these outreach activities.  While expenses related to these outreach activities will likely increase though the year ended December 31, 2010, we expect these expenses to decline upon conclusion of our public offering currently scheduled for June 30, 2011.

We are also focused on building and enhancing our stockholder communications, investor relations and brand marketing programs as we prepare for the intended exchange listing of our shares in the fourth quarter of 2011.  We believe it is important to develop these programs now as they will be the foundation of our aftermarket support initiatives once our shares become eligible for trading.  While some of these expenses may be one-time in nature, such as enhancements to our Web site and costs associated with updates to our offering and marketing materials, the majority of these expenses will be continuing in nature as we attempt to develop interest in the Company and an active trading market for our shares.

A summary of the items comprising the increase in operating expenses of $188,545 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, is set forth below:

	Three Months Ended
	September 30,	September 30,	Increase
	2010	2009	(Decrease)
Operating Expenses
Base management fees	$59,709	$22,342	$37,367
Administrative fees	112,921	67,408	45,513
Legal and professional fees	93,425	84,944	8,481
Directors' fees	25,250	20,250	5,000
Stock issuance expenses	8,747	-	8,747
General and administrative expenses	126,562	43,125	83,437

Total Operating Expenses	$426,614	$238,069	$188,545

•
The increase of $37,367 in base management fees for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was the result of an increase in total assets on which the base management fee is calculated.

•
The increase of $45,513 in administrative fees for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily the result of the allocation to us of additional expenses associated with the management, coordination and administration of our outreach activities designed to increase distribution of our shares, which are expected to decline with the conclusion of our offering, and the management and implementation of our stockholder communications, investor relations and brand marketing initiatives.

•
The increase of $8,481 in legal, accounting and other professional fees for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily the result of professional fees paid to a third-party valuation firm engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser.

•
The increase of $8,747 in stock issuance expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was the result of expensing stock issuance costs associated with maintaining the registration of our continuous public offering (i.e., legal, accounting, printing and blue sky expenses), which expenses had, prior to the first closing under our public offering, been capitalized as deferred offering costs and which are amortized as a reduction to paid-in capital ratably over the remaining term of the offering.

•
The increase of $83,437 in general and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily the result of: (i) fulfillment, postage and other delivery costs related to the distribution of our investor and broker-dealer marketing materials, (ii) printing, production and delivery costs of periodic reports to our increasing stockholder base as required by state securities laws, (iii) an increase in travel and travel-related expenses directly related to outreach activities designed to widen the distribution of our shares, and (iv) an increase in marketing-related expenses associated with recently developed brand marketing initiatives.

A summary of the items comprising the increase in operating expenses of $512,822 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, is set forth below:

	Nine Months Ended
	September 30,	September 30,	Increase
	2010	2009	(Decrease)
Operating Expenses
Base management fees	$128,245	$70,019	$58,226
Administrative fees	284,761	202,248	82,513
Legal and professional fees	387,222	303,179	84,043
Directors' fees	82,750	75,750	7,000
Stock issuance expenses	115,940	-	115,940
General and administrative expenses	264,706	99,606	165,100

Total Operating Expenses	$1,263,624	$750,802	$512,822

•
The increase of $58,226 in base management fees for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was the result of an increase in total assets on which the base management fee is calculated.

•
The increase of $82,513 in administrative fees for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result of the allocation to us of additional expenses associated with the management, coordination and administration of our outreach activities designed to widen distribution of our shares, which are expected to decline in conjunction with the conclusion of the offering and the management and implementation of our stockholder communications, investor relations and brand marketing initiatives.

•
The increase of $84,043 in legal, accounting and other professional fees for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result of: (i) an increase in audit and audit related expenses associated with the audit of our December 31, 2009 financial statements and reviews of our March 31, 2010 and June 30, 2010 financial statements, (ii) one-time professional fees for the enhancement and redesign of our Web site as we continue to implement our brand marketing strategy in anticipation of an intended exchange listing of our shares in the fourth quarter of 2011, and (iii) fees paid to a third-party valuation firm engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser.

•
The increase of $115,940 in stock issuance expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was the result of expensing stock issuance costs associated with maintaining the registration of our continuous public offering (i.e., legal, accounting, printing and blue sky expenses), which expenses had, prior to the first closing under our public offering, been capitalized as deferred offering costs and which are amortized as a reduction to paid-in capital ratably over the remaining term of the offering.

•
The increase of $165,100 in general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result: of (i) fulfillment, postage and other delivery costs related to the distribution of our investor and broker-dealer marketing materials, (ii) printing, production and delivery costs of periodic reports to our increasing stockholder base as required by state securities laws, (iii) an increase in travel and travel-related expenses directly related to our outreach activities designed to widen distribution of our shares, (iv) an increase in database and information service subscription expenses, and (v) an increase in expenses associated with attending seminars and conferences resulting from our brand marketing initiatives.

Net Investment Loss.  For the three months ended September 30, 2010 and 2009, our net investment loss totaled $414,186 and $234,346, respectively.  The increase in net investment loss is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees and administrative fees, (ii) stock issuance expenses associated with maintaining the registration of our continuous public offering (i.e. legal, accounting, printing and blue sky), and (iii) an increase in general and administrative expenses as discussed above.

For the nine months ended September 30, 2010 and 2009, our net investment loss totaled $1,227,577 and $745,562, respectively.  The increase in net investment loss is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees and administrative fees, (ii) an increase in professional fees including audit fees and fees paid to a third-party valuation firm, (iii) stock issuance expenses associated with maintaining the registration of our continuous public offering (i.e. legal, accounting, printing and blue sky), and (iv) an increase in general and administrative expenses as discussed above.

Net Change in Unrealized Appreciation on Investments.  For the three months ended September 30, 2010 and 2009, the net change in unrealized appreciation on investments totaled $27,364 and $0, respectively.  The change in unrealized appreciation on investments for the three months ended September 30, 2010 was the result of $28,705 in unrealized appreciation on our convertible preferred stock investment in Livescribe, offset by $1,341 in unrealized depreciation on our convertible preferred stock warrant investment in Livescribe.

For the nine months ended September 30, 2010 and 2009, the net change in unrealized appreciation on investments totaled $577,364 and $0, respectively.  The change in unrealized appreciation on investments for the nine months ended September 30, 2010 was the result of: (i) $550,000 in unrealized appreciation on our convertible preferred stock investment in NeoPhotonics, (ii) $28,705 in unrealized appreciation on our convertible preferred stock investment in Livescribe, and (iii) $1,341 in unrealized depreciation on our convertible preferred stock warrant investment in Livescribe.  Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the aggregate fair value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations.  For the three months ended September 30, 2010, the net decrease in net assets resulting from operations was $386,822, or $0.26 share, which includes $27,364 in net unrealized appreciation on investments recorded during such period.  For the three months ended September 30, 2009, the net decrease in net assets resulting from operations was $234,346, or $0.41 per share, and there was no unrealized appreciation or depreciation on investments during such period.

For the nine months ended September 30, 2010, the net decrease in net assets resulting from operations was $650,213, or $0.59 share, which includes $577,364 in net unrealized appreciation on investments recorded during such period.  For the nine months ended September 30, 2009, the net decrease in net assets resulting from operations was $745,562, or $1.31 per share, and there was no unrealized appreciation or depreciation on investments during such period.

Financial Condition, Liquidity and Capital Resources

In our initial private placement which was completed on November 12, 2008, we sold 569,800 shares of common stock at a price per share of $10.00, resulting in gross proceeds of $5,698,000 and net proceeds of $5,243,434 after payment of $454,566 in placement agent commissions and other offering costs.

On June 11, 2009, we commenced a continuous public offering pursuant to which we intend to sell from time-to-time up to 10 million shares of our common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers, through the period ending on June 30, 2011.  There can be no assurance that we will be able to sell all of the shares we are presently offering.  As of December 31, 2009, no shares of common stock had been sold and no proceeds had been received from our continuous public offering.

During the nine months ended September 30, 2010, we sold 1,193,071 shares of common stock in our continuous public offering at an average price of approximately $9.96 per share, resulting in gross proceeds of $11,884,658 and net proceeds of $10,737,635, after payment of $1,147,023 in dealer manager fees and commissions.  In October and November of 2010, we sold an additional 460,780 shares of common stock in our continuous public offering at an average price of approximately $9.95 per share, resulting in gross proceeds of $4,586,195 and net proceeds of $4,147,017, after payment of $439,178 in dealer manager fees and commissions.

The following table summarizes the sales of our common stock under our continuous public offering by month since the offering commenced on June 11, 2009:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February	54,638	9.99	546,000	54,261	491,739
March	175,283	9.98	1,749,436	171,896	1,577,540
April	151,554	9.84	1,491,050	127,062	1,363,988
June	233,277	9.98	2,327,331	227,840	2,099,491
July	113,780	9.99	1,136,483	112,457	1,024,026
August	203,128	9.99	2,028,643	200,493	1,828,150
September	146,716	9.95	1,459,215	138,771	1,320,444
October	249,310	9.96	2,482,410	238,622	2,243,788
November	211,470	9.95	2,103,785	200,556	1,903,229

	1,653,851	$9.96	$16,470,853	$1,586,201	$14,884,652

(1) All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

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

We did not finalize or fund any portfolio company investments during 2008 or 2009.  On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics.  On July 1, 2010, we completed a $500,500 investment in the convertible preferred stock and warrants of Livescribe.  On July 16, 2010, we completed a $999,991 investment in the convertible preferred stock of Solazyme.  On October 15, 2010, we completed a $1,100,000 investment in the convertible preferred stock of MBA Polymers. We anticipate making five to ten investments per year depending upon the amount of capital we have available for investment and on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

Prior to investing in debt and equity securities of portfolio companies, we will invest the net proceeds from our continuous public offering primarily in cash, cash equivalents, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving from investments in debt and equity securities of our target portfolio companies. However, we can give no assurance that we will be able to make investments in portfolio companies that will generate interest or dividend income.

We currently generate cash primarily from the net proceeds of our continuous public offering and our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, if any, and the payment of operating expenses.  Until our capital base substantially increases and additional portfolio company investments can be made, we do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income in the near future. Because net ordinary income may not be generated in the near future, we expect that our primary source of investment income and possible distributions will be from net capital gains realized from the sale of our portfolio company investments.  The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.

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

As of September 30, 2010, we had cash resources of approximately $10,192,000 and no indebtedness, other than accounts payable and accrued expenses incurred in the ordinary course of business, of approximately $89,000, and management fees and administrative fees payable to Keating Investments of approximately $173,000.

As of September 30, 2010, our cash resources included $8,000,000 invested in certificates of deposit with original maturities of four weeks (maturing on October 14, 2010) which have been valued by us at amortized cost as of September 30, 2010.  The remainder of our cash resources of approximately $2,192,000 was held in depository accounts at Steele Street Bank & Trust, which serves as our custodian.

As of September 30, 2010, we had net assets of $13,479,904 and, based on 1,762,971 shares of common stock outstanding, a net asset value per common share of $7.65.  As of December 31, 2009, we had net assets of $3,719,496 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of $6.53.

Distribution Policy

We have not paid any dividends or distributions since our inception.  Our Board of Directors will determine the payment of any distributions in the future.  We have the ability to declare and pay distributions on a quarterly basis beginning with the first calendar quarter after the month in which we have raised at least $10 million from the sale of shares in our continuous public offering to investors not affiliated with us or Keating Investments.  While we have raised over $10 million on a cumulative basis in our continuous public offering as of September 30, 2010, distributions to stockholders will be payable only when and as declared by our Board of Directors.   We will pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions.

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

Because net ordinary income may not be generated in the near future, we expect that our primary source of investment income and possible distributions will be from net capital gains realized from the sale of our portfolio company investments.  Distributions from realized net capital gains will typically be declared and paid at least once each year by December 31st.

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

Contractual Obligations

We have entered into a contract under which we have material future commitments, the Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments agrees to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components; (i) a base management fee, and (ii) an incentive fee. We also reimburse Keating Investments for the allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements.

 Related Parties

We have a number of business relationships with affiliated or related parties.  We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the managing member and majority owner of Keating Investments.   Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, is also an executive officer of Keating Investments.  Frederic M. Schweiger our Chief Operating Officer, Chief Compliance Officer and Secretary, is also an executive officer and member of Keating Investments.  Kyle L. Rogers, our Chief Investment Officer, is also an executive officer and member of Keating Investments. We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive license to use the name “Keating.” In addition, pursuant to the terms of the Investment Advisory and Administrative Services Agreement, Keating Investments provides us with certain administrative services necessary to conduct our day-to-day operations.

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar, Schweiger and Rogers, and the additional administrative personnel currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future. If they do, persons and entities may in the future manage investment funds with investment objectives similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments. In the event that Keating Investments or its affiliates provide investment advisory services to other entities, we expect that our management and our independent directors will attempt to resolve any conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in new portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.

We rely on Keating Investments to manage our day-to-day activities and to implement our investment strategy. Although not currently contemplated, Keating Investments may in the future provide similar investment advisory services to other entities in addition to us.   As a result of these activities, Keating Investments, its employees and certain of its affiliates will have conflicts of interest in allocating their management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved. In such case, Keating Investments and its employees may devote only as much of their time to our business as Keating Investments and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.  This could result in actions that are more favorable to other affiliated entities than to us. In the event that Keating Investments provides investment advisory services to other entities, we intend to have our independent directors review our investment adviser’s performance periodically, but not less than annually, to assure that Keating Investments is fulfilling its obligations to us under the Investment Advisory and Administrative Services Agreement, that any conflicts are handled in a fair and equitable manner and that Keating Investments has sufficient personnel to discharge fully its responsibilities to all activities in which they are involved.

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

Valuation of portfolio investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of September 30, 2010 and December 31, 2009, approximately 22.83% and 0%, respectively, of our net assets represented investments in portfolio companies valued at fair value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis.

We will determine the fair value of our debt investments by reference to the principal or most advantageous market in which these debt investments could be sold. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a debt instrument would be the hypothetical price that a market participant would pay for the instrument, using a set of assumptions that are aligned with the criteria that we would use in originating a debt investment in this market, including credit quality, interest rate, maturity date, conversion ratio and overall yield, and considering the prevailing returns available in this market. As more fully discussed below, we consider enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. We also consider the specific covenants and provisions of each investment which may enable us to preserve or improve the value of the investment, including the nature and value of collateral, if any. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are also analyzed; material deterioration of these metrics may indicate that a discount should be applied to the debt investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than required for such a profile under current market conditions.  Since inception, we have made no purchases or sales of debt investments.

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

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results and also use industry valuation benchmarks and public market comparables.  We also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process.  In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are analyzed; material improvement of these metrics may indicate an increase in enterprise value, while material deterioration of these metrics may indicate a reduction in enterprise value.

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

Our preferred equity investments may pay fixed or adjustable rate dividends and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets.  However, dividends from our preferred equity investments typically are payable only when and if declared by the portfolio company’s board of directors, and such preferred dividends are typically non-cumulative. Dividend income from preferred equity investments in portfolio companies is recorded when dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  Since our portfolio companies are typically growth-oriented, we expect earnings, if any, to be reinvested in the company and not to be paid as dividends to stockholders.

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

Deferred Offering Costs. Deferred offering costs are comprised of expenses directly related to the continuous public offering of our common stock that were previously deferred and which are currently being amortized and charged against the gross proceeds of the offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other offering-related expenses are capitalized and subsequently amortized and charged against the gross proceeds of the offering on a straight-line basis over the remaining term of the offering.

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

Recent Developments

On September 7, 2010, our Board of Directors, including all of our independent directors, took action by written consent without a meeting, to appoint Frederic M. Schweiger to serve as our Chief Compliance Officer, replacing Brett W. Green.  In addition, our Board of Directors appointed Mr. Schweiger to serve as our Chief Operating Officer and Secretary effective September 7, 2010.  Kyle L. Rogers, who previously served as our Chief Operating Officer and Secretary, was appointed by our Board of Directors to serve as our Chief Investment Officer effective September 7, 2010.  Biographical and other information for Messrs. Schweiger and Rogers is included in our 2010 Proxy Statement filed with the SEC on April 28, 2010.

On September 7, 2010, our Board of Directors, including all of our independent directors, took action by written consent without a meeting, to extend the duration of our public offering of common stock to June 30, 2011.  Our public offering was previously set to conclude on March 31, 2010, with our Board of Directors having the option to elect to extend the public offering for up to an additional three months.

On October 12, 2010, we sold 129,394 shares of common stock under our continuous public offering at an average price of approximately $9.95 per share, resulting in gross proceeds of $1,287,020 and net proceeds of $1,164,550, after payment of $122,470 in dealer manager fees and commissions.

On October 15, 2010, we made a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers.  MBA Polymers is a private company headquartered in Richmond, California and is a global manufacturer of recycled plastics sourced from end of life durable, such as computers, electronics, appliances and automobiles.  Our investment in MBA was part of a $25 million Series G convertible preferred stock offering.

On October 25, 2010, we sold 249,310 shares of common stock at an average price of approximately $9.96 per share, resulting in gross proceeds of $2,482,410 and net proceeds of $2,243,788, after payment of $238,622 in dealer manager fees and commissions.

On November 10, 2010, we sold 211,470 shares of common stock at an average price of approximately $9.95 per share, resulting in gross proceeds of $2,103,785 and net proceeds of $1,903,229, after payment of $200,556 in dealer manager fees and commissions.

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

Interest Rate Risk.  As a significant portion of the proceeds from our continuous public offering have been invested in short term investments, pending subsequent investment in suitable portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates.

As of September 30, 2010, $8,000,000 was invested in certificates of deposit with original maturities of four weeks (maturing on October 14, 2010) at an effective annualized interest rate of approximately 0.55%. Assuming no other changes to our holdings as of September 30, 2010, a one percentage point change in the underlying interest rate payable on our certificate of deposit investments as of September 30, 2010 would not have a material effect on the amount of interest income earned from our certificate of deposit investments for the following 90-day period.

            We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.

Item 4.	Controls and Procedures.

As of September 30, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes during the three and nine months ended September 30, 2010 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have the ability to declare and pay distributions on a quarterly basis beginning with the first calendar quarter after the month in which we have raised at least $10 million from the sale of shares in our continuous public offering to investors not affiliated with us or Keating Investments.  While we have raised over $10 million on a cumulative basis in our continuous public offering, distributions to stockholders will be payable only when and as declared by our Board of Directors.   We will pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in our prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our net ordinary income and realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities or in selling our portfolio investments, we may pay all or a substantial portion of our distributions from the proceeds of this offering in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in our shares.  Distributions from the proceeds of this offering also could reduce the amount of capital we ultimately invest in interests of portfolio companies. Until we are able to pay distributions from net capital gains realized from the sale of our investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever, we may pay distributions that represent a return of capital to you; however, we do not intend to make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total invested capital (i.e., the total gross proceeds received from the sale of our common stock).

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

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2010.

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

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.6
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

Date: November 12, 2010	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)