Form 10-K
period 2010-12-31
KEATING CAPITAL INC
filed 2011-02-28
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

No established market exists for the Registrant’s shares of common stock.   Based upon the $10 offering price of the shares issued in connection with the Registrant’s continuous public offering, approximately $11,790,460 of the Registrant’s common stock was held by non-affiliates as of June 30, 2010.  For the purpose of calculating the above amount, all directors and executive officers of the Registrant have been treated as affiliates. There were 3,711,476 shares of the Registrant’s common stock outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

KEATING CAPITAL, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2010

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

We seek to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies. Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.  In accordance with our investment objective, we seek to provide capital principally to U.S.-based, private companies with an equity value of less than $250 million, which we refer to as “micro-cap companies,” and U.S.-based, private companies with an equity value of between $250 million and $1 billion, which we refer to as “small-cap companies.”  Our primary emphasis is to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible preferred or convertible debt securities we may acquire in such companies.  While a portion of our investments may, at any given time, include a component of interest or dividends, we do not expect to generate significant current yield on our portfolio company investments.  To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income.  We may also make investments on an opportunistic basis in U.S.-based publicly-traded companies with market capitalizations of less than $250 million, as well as foreign companies that otherwise meet our investment criteria, subject to certain limitations imposed under the 1940 Act.

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

In evaluating both sponsored and financing participation deals, we utilize an investment process focused on the following factors:

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

●	Due Diligence. We conduct an on-site due diligence visit and complete the gathering and review of due diligence materials.

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

(i) If we believe that the portfolio company is able to complete a traditional IPO based primarily on its current or anticipated revenue and profitability levels measured against recent comparable IPO transactions, which we refer to herein as “IPO qualified” or an “IPO qualified company,” we expect that the portfolio company will file a registration statement under the Securities Act within approximately nine months after closing and complete the IPO and obtain a senior exchange listing within approximately 15 months after closing. If the portfolio company fails to complete an IPO within the 15-month time frame, the portfolio company is expected to file a registration statement under the Exchange Act and become a reporting company within 18 months after closing. The final terms of a sponsored deal will be subject to negotiation, and there is no assurance that we will be able to include terms in our sponsored deals which will require the portfolio company to undertake all or any of these actions within these time periods.

(ii) If we believe that the portfolio company is not IPO qualified at the time of our investment, we expect that the portfolio company will file a registration statement under the Exchange Act within three to six months after closing and obtain a junior or senior exchange listing within 15 months after closing.

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
Assist in Governance Matters
Begin Search/Hire Qualified CFO
Engage PCAOB Registered Auditor
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

We expect the common stock of our portfolio companies that are not IPO qualified at the time of our investment, or fail to complete an IPO in a timely manner, to typically be initially quoted on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) or, in the case of foreign portfolio companies, the Toronto Stock Exchange Venture, the Shenzhen Stock Exchange (Chinext) or other foreign exchanges that we may determine as an acceptable initial foreign listing venue (collectively, “Foreign Junior Exchange”), following the completion of the registration process, depending upon satisfaction of the applicable listing requirements.   We refer to the OTC Bulletin Board and the Foreign Junior Exchanges herein collectively as the “junior exchanges” or individually as a “junior exchange.”

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

During 2010, we satisfied the requirements to qualify as a regulated investment company (“RIC”).  We will elect to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”) for our 2010 taxable year when we file our 2010 tax return. In order to qualify for and maintain RIC status, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis. As a result, to comply with these diversification requirements, we expect that the average size of our individual portfolio company investments will represent approximately 5% of our total assets.  Based on our total assets as of December 31, 2010 and the $50 million to $100 million in total capital that we expect to raise in our continuous public offering which concludes on June 30, 2011, we anticipate that the average size of our future portfolio company investments will range  from approximately $2.5 million to $5 million. However, we may invest more than this amount in certain opportunistic situations, provided we do not invest more than 25% of the value of our total assets in any portfolio company and the value of our portfolio company investments representing more than 5% of our total assets do not in the aggregate exceed 50% of our total assets.

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

Our principal executive offices are located at 5251 DTC Parkway, Suite 1000, Greenwood Village, Colorado 80111, and our telephone number is (720) 889-0139. We maintain a website at www.keatingcapital.com. Information contained on our website is not incorporated by reference into this annual report, and you should not consider information contained on our website to be part of this annual report.

Private Issuances of Securities

On May 14, 2008, our investment adviser, Keating Investments, purchased 100 shares of our common stock at a price of $10.00 per share as our initial capital.  On November 12, 2008, we completed the final closing of our private placement offering.  We sold a total of 569,800 shares of our common stock in our private placement offering at a price of $10.00 per share raising aggregate gross proceeds of $5,698,000.  After the payment of commissions and other offering costs of approximately $454,566, we received aggregate net proceeds of approximately $5,243,434 in connection with our private placement offering.

All shares of our common stock issued in our private placement were restricted shares and cannot be sold by the holders thereof without registration under the Securities Act or an available exemption from registration under the Securities Act.  We believe that the shares of our common stock issued in our private placement are eligible for resale under one or more exemptions from registration under the Securities Act.  Accordingly, subject to certain lock-up agreements currently in place with certain of our officers and directors, the holders of shares issued in our private placement will be able to sell their shares once we obtain a listing of our shares of common stock on the Nasdaq Capital Market, which we expect to occur by the end of 2011.  Although we currently satisfy the requirements to obtain a listing of our shares of common stock on the Nasdaq Capital Market and will file for such listing after conclusion of our continuous public offering, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on the Nasdaq Capital Market within the timeframe we propose.

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

During the year ended December 31, 2010, we sold 2,290,399 shares of common stock in our continuous public offering at an average price of approximately $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,066 in dealer manager fees and commissions.  During 2011 through February 22, 2011, we sold an additional 851,177 shares of common stock in our continuous public offering at an average price of approximately $9.95 per share, resulting in gross proceeds of $8,469,970 and net proceeds of $7,660,599, after payment of $809,371 in dealer manager fees and commissions.

The following table summarizes the sales of our common stock under our continuous public offering by month since the offering commenced on June 11, 2009:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 2010	54,638	9.99	546,000	54,261	491,739
March 2010	175,283	9.98	1,749,436	171,896	1,577,540
April 2010	151,554	9.84	1,491,050	127,062	1,363,988
June 2010	233,277	9.98	2,327,331	227,840	2,099,491
July 2010	113,780	9.99	1,136,483	112,457	1,024,026
August 2010	203,128	9.99	2,028,643	200,493	1,828,150
September 2010	146,716	9.95	1,459,215	138,771	1,320,444
October 2010	249,310	9.96	2,482,410	238,622	2,243,788
November 2010	371,395	9.96	3,697,520	354,967	3,342,553
December 2010	476,623	9.96	4,745,065	455,454	4,289,611
January 2011	315,143	9.97	3,141,484	305,195	2,836,289
February 2011	536,034	9.94	5,328,486	504,176	4,824,310

	3,141,576	$9.96	$31,279,623	$3,005,437	$28,274,186

(1)   All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Portfolio Companies

During the year ended December 31, 2010, we made four portfolio company investments in an aggregate amount of $3,600,491.  On February 22, 2011, we made an additional investment of $900,000 in an existing portfolio company, MBA Polymers, Inc.  We anticipate that it will take us up to 12 to 24 months after conclusion of our continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment strategy and depending on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

On January 25, 2010, we completed our first portfolio company investment, a $1,000,000 investment in the convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”).  NeoPhotonics is headquartered in San Jose, California and develops and manufactures photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.  NeoPhotonics completed an initial public offering on February 2, 2011 selling 7,500,000 shares of common stock at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, our NeoPhotonics preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares are subject to a 180-day lock-up provision.

On July 1, 2010, we completed our second portfolio company investment, a $500,500 investment in the convertible preferred stock and warrants of Livescribe, Inc. (“Livescribe”).  Livescribe is a private company headquartered in Oakland, California and is a developer and marketer of a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools.

On July 16, 2010, we completed our third portfolio company investment, a $999,991 investment in the convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Solazyme is a private company headquartered in South San Francisco, California and is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutritionals and health sciences markets.

On October 15, 2010, we completed our fourth portfolio company investment, a $1,100,000 investment in the convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  MBA Polymers is a private company headquartered in Richmond, California and is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  On February 22, 2011, we made an additional investment of $900,000 in the same series of convertible preferred stock as our initial investment.  Our additional investment was part of an aggregate additional offering of approximately $14.6 million.

Beginning in 2011, we anticipate making five to ten investments per year depending upon the amount of capital we have available for investment.  We cannot assure you we will achieve our targeted investment pace.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

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

●
Operates in an attractive growth industry. We focus on micro-cap and small-cap companies across a broad range of attractive growth industries that we believe are being transformed or created anew by technological, economic and social forces and are capable of attracting interest from both retail and institutional investors.

●
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

●
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

●
Demonstrated profitability. We focus on micro-cap and small-cap companies that are at or near profitability on an earnings before interest, taxes, depreciation and amortization (“EBITDA”) or cash flow from operations basis, or where there is a clear path to generating positive EBITDA or cash flow from operations within the next 12 months.  With the capital we provide, together with the projected EBITDA or cash flow from operations of our portfolio companies, we expect each of our portfolio companies to be able to finance their development over the next 12 to 18 months without requiring additional outside capital subsequent to completion of our investment.  Once our portfolio companies become eligible to be listed on a senior exchange, which we generally expect to occur within 12 to 18 months after completion of our investment, we would expect our portfolio companies to be positioned to conduct, if appropriate, a registered offering either simultaneous with obtaining a senior exchange listing or within a reasonable time thereafter.

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

The success of our strategy depends largely on our ability to identify micro-cap and small-cap companies that are committed to becoming, and that we believe we can assist in becoming, public companies.  With over ten years experience sponsoring going public transactions, we believe that our investment adviser has the experience and expertise to assess which micro-cap and small-cap companies are public ready and to assist such companies in achieving public status in a timely and cost-effective manner.   Our investment structure is designed to ensure that there is a shared commitment to going public between us and the management teams of each of our portfolio companies.  As part of our investment, we will typically require that our portfolio companies undertake certain steps, prior to our investment, that we believe are important to becoming a public reporting company, and the completion of such steps will provide us satisfactory evidence of the portfolio company’s commitment to filing a registration statement under the Securities Act or the Exchange Act and obtaining a senior exchange listing within approximately 18 months after the closing of our investment.

In the event a portfolio company fails to complete the going public process in a satisfactory manner, we will likely take steps to exit the investment.  However, in such cases, it may be difficult to sell the investment and we may have little or no recourse against the portfolio company.  Our options to liquidate the investment in such cases will likely be limited to a private sale of the investment to a third party or a strategic sale or merger involving the portfolio company.  There are also a number of private secondary markets that specialize in the sale of private securities that may provide us a source of qualified buyers in the event that we have to liquidate the investment privately, subject to any contractual restrictions on a private resale transaction that may be imposed on us by a portfolio company.

We believe the structure of our investments as convertible preferred stock or convertible debt instruments may provide an economic incentive for our portfolio companies to complete the going public process since these instruments typically automatically convert into common stock upon completion of an IPO or a senior exchange listing, in which case future preferred dividends or interest obligations, if any, would cease.  We also protect our investments by typically requiring certain governance and audit requirements be completed prior to the closing of our investment, including the delivery of audited financial statements in final or in draft, but substantially completed, form.  There can be no assurance that a portfolio company will become a public company and obtain a listing on an acceptable exchange.  In addition, we consider the real incentive for our portfolio companies to become public to be what we believe are the advantages of becoming a public company, primarily, the access to the broader public capital markets for future capital raises and the potentially higher equity valuations that are typically afforded more liquid public companies.  An important part of our investment adviser’s evaluation and due diligence process focuses on assessing the appeal that a prospective portfolio company may have in the public markets, as well as its suitability for achieving and maintaining public company status.  In addition, while we expect to make passive, non-controlling investments where we have little power to control the management, operations and strategic decision-making of our portfolio companies, we expect to provide managerial assistance to our portfolio companies, upon their request, throughout the investment process, especially as it pertains to the engagement of third party advisers and consultants with which our investment adviser has relationships, the completion of the going public process through the filing of a registration statement, and the design of an overall public markets strategy.

In order to qualify for and maintain RIC status, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.   As a result, to comply with these diversification requirements, we expect that the average size of our individual portfolio company investments will represent approximately 5% of our total assets.  Based on our total assets as of December 31, 2010 and the $50 million to $100 million in total capital that we expect to raise in our continuous public offering which concludes on June 30, 2011, we anticipate that the average size of our future portfolio company investments will range  from approximately $2.5 million to $5 million. However, we may invest more than this amount in certain opportunistic situations, provided we do not invest more than 25% of the value of our total assets in any portfolio company and the value of our portfolio company investments representing more than 5% of our total assets do not in the aggregate exceed 50% of our total assets.

In our sponsored deals, we will be the lead investor in our portfolio investments and, to the extent our portfolio companies require more financing than we desire to invest, we anticipate seeking non-affiliated co-investors to participate in the financing of our portfolio companies.  In addition, in our sponsored deals, our portfolio companies may engage one or more placement agents with whom our investment adviser has relationships to assist in capital raising from non-affiliated co-investors.  We may also seek non-affiliated co-investors to participate in the financing of our portfolio companies in our financing participation deals.

Keating Investments

 Our investment activities are managed by Keating Investments.  Keating Investments was founded in 1997 and is an investment adviser registered under the Investment Advisers Act of 1940, as amended.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, Frederic M. Schweiger, our Chief Operating Officer, Chief Compliance Officer and Secretary and Kyle L. Rogers, our Chief Investment Officer.  In addition, Keating Investments’ other investment professionals consist of two portfolio company originators, an investor relations director and a financial analyst.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory and Administrative Services Agreement.”

Market Opportunity

We believe the following market opportunity exists to provide financing for public ready micro-cap and small-cap companies.

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

  In general, we seek to invest in micro-cap and small-cap companies that we believe will generally be able to file a registration statement with the SEC within approximately three to twelve months after our investment is completed and obtain an exchange listing within approximately 18 months after the closing of our investment.  If, for any reason, a traditional IPO is unavailable due to either market conditions or an underwriter’s minimum requirements, we believe that we can provide each of our portfolio companies with an alternative and more certain solution to becoming public and obtaining an exchange listing through our investment adviser’s going public, aftermarket support and public markets expertise.  We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on either a junior or senior exchange within the expected timeframe, if at all.

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

We believe that venture capital funds are typically the least desired financing for our targeted growth companies due to pricing and control issues.  While many venture capital firms have cash to invest, they typically insist on a controlling interest in their portfolio companies.  While the market for venture-backed IPOs has recently shown signs of improvement, there continue to be liquidity pressures on venture capital funds that are seeking attractive exit alternatives and prospects of extended holding periods and possible “mark to market” valuation write-downs.  We also believe that venture capital funds, which currently have limited exit alternatives for their investments, will be required to fund all or a portion of any additional pre-IPO financing rounds for their existing portfolio companies.  As venture capital funds seek to bring in co-investors for these additional pre-IPO rounds, we believe that we are well positioned, through our financing participation deals, to participate in these later round financings of typically later-stage micro-cap and small-cap companies, which in some cases may be attractively priced compared to prior rounds.

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

Further, since our typical equity investment will be a non-controlling interest, we believe there is a significant opportunity for us to become a capital provider of choice for entrepreneurial businesses that are unwilling to give up a controlling interest typically mandated by both private equity and venture capital funds.  While we generally have no direct control over the management and strategic direction of our portfolio companies, we intend to ensure that our portfolio companies’ management teams have a meaningful equity stake and that their interests are aligned with our interests as an investor – mainly, to create stockholder value through a widely held and actively traded public stock. As part of the going public process, we intend to also provide our portfolio companies with recommendations on the composition of their Board of Directors, which we will typically require to be comprised of a majority of independent directors so as to satisfy the initial listing requirements of most senior exchanges.

IPO financing alternative.  We believe that there exist significant and continuing opportunities to originate and lead investments in public ready micro-cap and small-cap companies.  We believe that the market for the companies that we are targeting has historically been characterized by continual change, which creates an ongoing need for capital within that marketplace. We believe that there exists a significant market opportunity to meet the capital requirements of a growing number of these businesses as they find access to the U.S. public and private capital markets relatively limited.  In addition, we believe that the capital markets have tended in recent years to be focused on larger funds and larger deals – deals which are magnitudes larger than what is required by the public ready micro-cap and small-cap companies we target.

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

Source: Pratt’s Stats® at BVMarketData.com, Public StatsTM at BVMarketData.com as of February 17, 2011, for transaction between January 1, 2006, and December 31, 2010. Used with permission from Business Valuation Resources, LLC.
+Valuation based on 6,000+ private and public company transactions under $100 million.  EBITDA means earnings before interest, taxes, deprecation and amortization.
**Keating Investments, LLC calculations based on those companies having positive net income and EBITDA; valuation data based on private and public company transactions under $100 million.

In addition to higher valuations, we believe that public companies also enjoy other benefits, including:

●	Lower cost of capital, superior access to the capital markets, and less stock dilution to founders when raising additional capital;

●	Creation of a stock currency to fund acquisitions;

●	Equity-based compensation to retain and attract management and employees;

●	More liquidity for founders, minority shareholders, and investors; and

●	Added corporate prestige and visibility with customers, suppliers, employees and the financial community.

Of course, public companies also incur significant obligations, such as the cost of periodic financial reporting, compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), required disclosure of sensitive company information and restrictions on stock sales by major or controlling shareholders. But for the type of micro-cap and small-cap companies we intend to target, we believe that the capital-raising opportunities and other benefits of being public may substantially outweigh these disadvantages.  Additionally, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) signed into law in July 2010, publicly reporting companies with a public float below $75 million are now permanently exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act.  While all public companies will continue to be required to assess the effectiveness of their internal control over financial reporting, the more costly requirement for the company’s independent auditors to report on management’s assessment will no longer be required for public companies with a public float below $75 million.

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

Investment Objective

Our investment objective is to maximize our portfolio’s capital appreciation while generating current income from our portfolio investments.  In furtherance of that objective, our primary emphasis will be to attempt to generate capital gains through our equity investments in micro-cap and small-cap companies, including through the conversion of the convertible debt or convertible preferred securities we will seek to acquire in such companies.  While a portion of our investments may, at any given time, include a component of interest or dividends, we do not expect to generate significant current yield on our portfolio company investments.  To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income.

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

Possibility of obtaining a senior exchange listing.  We believe that a senior exchange listing, if obtained, generally will provide our portfolio companies with visibility, marketability, liquidity and third party established valuations, all of which will aid in their future capital raising efforts.  More specifically, the advantages that a senior exchange listing would be expected to have for our portfolio companies include:

●	Visibility – greater access to investment analyst coverage to disseminate our portfolio companies’ stories, and added corporate prestige and visibility with exchange listing;

●
Valuation and liquidity – potential for more stock liquidity as retail brokers become more interested in making a market in the stock and soliciting their clients to purchase the stock and as institutional investors who typically do not invest in junior exchange-listed stocks consider investments; and

●	Access to capital – greater interest from top- and mid-tier investment banking firms to conduct a subsequent registered offering for our portfolio companies.

We will utilize our investment adviser’s expertise in public markets strategies to assist our portfolio companies in the design of a comprehensive aftermarket support program aimed at achieving a senior exchange listing.  We also will leverage our investment adviser’s expertise and access to their  contacts and third party consultants to develop and execute a disciplined plan to upgrade our portfolio companies from a junior exchange listing to a senior exchange listing, which we anticipate will take 12 to 18 months after completion of our investment in each portfolio company.

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

In evaluating both sponsored and financing participation deals, we utilize an investment process focused on the following factors:

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

●	Due Diligence. We conduct an on-site due diligence visit and complete the gathering and review of due diligence materials.

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

(i) If we believe that the portfolio company is able to complete a traditional IPO based primarily on its current or anticipated revenue and profitability levels measured against recent comparable IPO transactions, which we refer to herein as “IPO qualified” or an “IPO qualified company,” we expect that the portfolio company will file a registration statement under the Securities Act within approximately nine months after closing and complete the IPO and obtain a senior exchange listing within approximately 15 months after closing. If the portfolio company fails to complete an IPO within the 15-month time frame, the portfolio company is expected to file a registration statement under the Exchange Act and become a reporting company within 18 months after closing. The final terms of a sponsored deal will be subject to negotiation, and there is no assurance that we will be able to include terms in our sponsored deals which will require the portfolio company to undertake all or any of these actions within these time periods.

(ii) If we believe that the portfolio company is not IPO qualified at the time of our investment, we expect that the portfolio company will file a registration statement under the Exchange Act within three to six months after closing and obtain a junior or senior exchange listing within 15 months after closing.

●	For a Financing Participation Deal:

We expect that the portfolio company, which will typically be IPO qualified, will file a registration statement under the Securities Act within 12 months after closing and complete an IPO and obtain a senior exchange listing within 18 months after closing.

Non-controlling, minority investments.  We make non-controlling, minority investments in our portfolio companies.   We believe this makes us a more attractive source of capital in comparison to private equity and venture capital funds which typically require controlling investments.  Although we generally will not have the power to control the management, operations and strategic decision-making of the companies in which we invest, we expect to provide managerial assistance to our portfolio companies, upon their request, throughout the investment process, especially as it pertains to the engagement of our investment adviser’s recommended third party advisers and consultants, the completion of the going public process, and the design of an overall public markets strategy.  We believe that we will bring enhanced value to the process through our investment adviser’s public markets expertise, rather than through financial engineering or by serving as a strategic adviser to our portfolio companies.

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

●
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

●
Large addressable markets. We seek to invest in businesses where we believe there is a proven demand for the company’s products or services that address large market opportunities.  We believe that large markets not only provide for more attractive growth prospects, but also have the ability to support a healthy competitive environment with more than one successful competitor.

●
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

●
Strong, experienced management team. We generally require that our portfolio companies have an experienced management team. We also require our portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

●
Positive EBITDA or operating cash flow. We focus on micro-cap and small-cap companies that are at or near profitability on an EBITDA or cash flow from operations basis, or where there is a clear path to generating positive EBITDA or cash flow from operations within the next 12 months. We seek to invest in companies that we believe will provide a predictable and growing EBITDA or cash flow from operations. We expect that projected EBITDA and cash flow from operations, together with the proceeds from our investments, will be a key means by which our portfolio companies will financially support their future growth plans until they are listed on a senior exchange and ready for a subsequent registered offering.

●
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

●
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

●
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

●
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

●
Industry and competitive analysis, including verification of market potential, the relative position of the prospective portfolio company within its market, the existence of significant barriers to entry for potential competitors, and pricing elasticity;

●	Customer and vendor interviews to assess reputation within its market;

●	Assessment of technology and intellectual capital; and

●	Examination of potential regulatory and legal issues.

●
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

●
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

Investment decisions. Keating Investments is registered as an investment adviser under the Advisers Act, and serves as our investment adviser.  Keating Investments manages our day-to-day operations and determines companies in which we will invest.  Our investment adviser’s Investment Committee must unanimously approve each new investment that we make. The Investment Committee currently consists of the following members: Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger, who are senior investment professionals of Keating Investments and executive officers of ours.  We believe the Investment Committee’s approach embraces an investment process with well-defined investment parameters, risk assessment techniques and valuation metrics that are applied consistently to all investments.

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

We expect that this going public process will be implemented during the three to twelve month period following our investment, and as part of our investment, we will typically require that our portfolio companies undertake certain steps, prior to our investment, that we believe are important to becoming a public reporting company, and the completion of such steps will provide us satisfactory evidence of the portfolio company’s commitment to filing a registration statement under the Securities Act or the Exchange Act and obtaining a senior exchange listing within eighteen months after the closing of our investment.   We also typically require that certain governance and audit requirements be completed prior to the closing of our investment, including the delivery of audited financial statements in final or in draft, but substantially completed, form.  Our investment adviser’s senior investment professionals and certain third party consultants, who we will require be retained by our portfolio companies if they do not have sufficient qualified in-house personnel, will assist our portfolio companies in this going public process, which will generally commence prior to our investment.  We may require that one of our investment adviser’s recommended third party consultants be engaged by the portfolio company to actively participate and lead the going public process.  The third party consultants will assist our portfolio companies by organizing and coordinating the due diligence process for the portfolio companies, providing information to the portfolio companies’ senior management on the regulatory framework and compliance requirements of public companies under the Securities Act and the Exchange Act,  reviewing and analyzing the portfolio companies’ existing corporate governance, financial documents and structure, material contracts and business and financial plans, and assisting in the preparation of the portfolio companies’ registration statements and any other documents related to the going public process.  We believe that these third party consultants are experienced in the going public process, SEC compliance matters, public company reporting, and legal and financial matters associated with micro-cap and small-cap companies.

Our going public process through the filing of a registration statement under the Securities Act or the Exchange Act will generally include the following steps which will be coordinated and led by a portfolio company’s in-house personnel and/or a third party consultant, with managerial assistance from us, as needed:

●
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

●
Review and preparation of business plans and financial models. Thorough review of historical and prospective financial information, accounting practices and financial models, review investment and loan documents, challenge management’s financial assumptions, and review revenue and earnings quality.  Assist in preparation of business history and plans, and management discussion and analysis.

●
Coordinate audit and legal processes. Work directly with the portfolio company’s internal staff and their audit and legal teams to prepare, present, review and complete audited financial statements, footnote disclosures and supporting analysis and documentation.  Assist in internal control compliance matters.

●
Assess and make recommendations on financial management team. Continue assessment of chief financial officer’s capabilities to lead and manage financial reporting and accounting functions for a public company.  Make recommendations for additional hires, if necessary.  Before, or within a reasonable time after, our investment is made, a portfolio company must typically have in place, or ready for hire, a qualified chief financial officer with a strong background in SEC reporting, Sarbanes-Oxley Act compliance, GAAP accounting and internal controls management, and investor relations.

●
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

●
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

●
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

Investments in the form of convertible debt or convertible preferred stock.  In order to qualify for and maintain RIC status, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis.   As a result, to comply with these diversification requirements, we expect that the average size of our individual portfolio company investments will represent approximately 5% of our total assets.  Based on our total assets as of December 31, 2010 and the $50 million to $100 million in total capital that we expect to raise in our continuous public offering which concludes on June 30, 2011, we anticipate that the average size of our future portfolio company investments will range  from approximately $2.5 million to $5 million.  However, we may invest more than this amount in certain opportunistic situations, provided we do not invest more than 25% of the value of our total assets in any portfolio company and the value of our portfolio company investments representing more than 5% of our total assets do not in the aggregate exceed 50% of our total assets.

Our investments in portfolio companies are expected to consist of convertible debt or convertible preferred stock or other equity instruments, including in certain circumstances, common stock, that will typically be contingent upon a portfolio company satisfying certain milestones we may require towards becoming public, including certain governance and audit requirements, and otherwise satisfying us that it is committed and capable of becoming public and obtaining an exchange listing within 18 months after our investment.  Our investments will typically be non-control investments (even in cases where we elect to convert our investment into common stock).  In some circumstances, we may take a control position in a portfolio company where we believe a unique opportunity exists for such an investment.  Our non-control equity investments will typically not provide us with Board seats or Board observation rights.

Our convertible debt investments, which we expect will usually be associated with our sponsored deals, will be primarily unsecured and subordinated loans that provide for a fixed interest rate that will typically provide us with current interest income. However, it is likely that interest on these debt investments may be deferred until maturity or conversion and, if paid, may be paid in shares of the issuer’s common stock.  We intend to set interest rates based on prevailing market rates at the time of our investment for comparable types of investments.  Typically, these loans will have maturities not to exceed 18 months, which coincides with the maximum period we believe is required to complete the process to go public and obtain an exchange listing.  To date, we have not made any convertible debt investments in portfolio companies.

In the case of our unsecured and subordinated debt investments, we intend to tailor the terms of our investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and complete the going public process in a timely manner.  For example, when structuring a debt investment, we will seek to limit the downside potential of our investments by:

●	Requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

●	Incorporating a “put” right into the investment structure; and

●
Negotiating covenants and other contractual provisions in connection with our investments. Such provisions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and possibly board rights.

In sponsored deals, our initial investments may also contain a “put” option which will allow us to require the company, at any time prior to maturity, to redeem the loan at a price of 120% of the outstanding principal amount plus accrued and unpaid interest. We may exercise this “put” option in the event the portfolio company either: (i) completes a debt or equity financing with a third party, or (ii) fails to complete, or elects to abandon, the going public process.  We believe that this “put” option will allow us to attempt to manage our risk.  However, we can provide no assurance that we will be able to negotiate a “put” option or that the micro-cap and small-cap companies in which we intend to invest will have sufficient resources to satisfy their payment obligation to us in the event we exercise our “put” option, and we may still lose a substantial portion or all of our investment notwithstanding our “put” option.

Our convertible preferred stock investments, which we expect will usually be associated with both our sponsored and financing participation deals, will represent an equity ownership interest in a portfolio company.  Although we believe that such equity investments have historically generated higher average total returns than fixed-income securities over the long term, such equity investments also have experienced significantly more volatility in those returns and may under-perform relative to fixed-income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity securities are sensitive to general movements in the stock market and a drop in the stock market may depress the price of equity securities to which we have exposure. Equity prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuer occur. In addition, equity prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

Our convertible preferred equity investments may pay fixed or adjustable rate dividends to us and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets. This preference means that a portfolio company must pay dividends on preferred equity before paying any dividends on its common equity. However, in order to be payable, dividends on such preferred equity must be declared by the portfolio company's board of directors. In the event dividends on our preferred stock investments are non-cumulative, which is typically the case, if the board of directors of our portfolio companies does not declare a preferred dividend for a specific period, we will not be entitled to a preferred dividend for such period.  We do not expect the board of directors of our portfolio companies to declare preferred dividends since these companies typically prefer to retain profits, if any, in their business.  Accordingly, we do not expect to generate dividend income on our preferred stock investments. Cumulative dividend payments on preferred equity means dividends will accumulate even if not declared by the board of directors or otherwise made payable. In such a case, all accumulated dividends must typically be paid before any dividend on the common equity can be paid. However, there is no assurance that any dividends will be paid by a portfolio company even in the case of cumulative preferred dividends and, in most cases, the payment of any accumulated dividends is likely to be deferred until conversion and, if paid, may be paid in shares of the issuer’s preferred or common stock.

We expect to tailor the terms of our investments to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its revenue and earnings growth.  We expect to attempt to include a cumulative preferred dividend feature in our convertible preferred stock instruments which will allow us to realize fixed returns in the form of a preferred dividend until conversion thereof.  However, there is no assurance that we will be able to include a cumulative preferred dividend feature as part of our investments.  In financing participation deals, dividends on convertible preferred stock instruments will typically be non-cumulative, meaning dividends which are not declared by the board of directors for a specific period will not accumulate and will never be paid to the holders.

Both the convertible debt and convertible preferred stock instruments allows us to maintain an opportunity to participate in the capital appreciation of the portfolio company.  We intend to structure our investments to give us the option to convert our debt or preferred stock into common stock at a pre-determined conversion price, subject to adjustment for certain events including, possibly, certain negotiated performance events.  We also believe the conversion prices associated with certain of our investments may be determined by reference to an agreed upon discount from either the common stock price in a subsequent IPO or registered offering or a risk-adjusted, public company comparable valuation.  We expect our investments will typically have an automatic conversion feature where the instruments convert into common stock once the portfolio company completes an IPO or other registered offering and/or obtains a senior exchange listing.

We believe that, in some cases, we will be able to realize fixed returns in the form of interest or preferred dividend payments associated with our convertible instruments until one of the conversion events is triggered, while maintaining an opportunity to participate in the capital appreciation of the portfolio company, if any, through the conversion of debt or preferred stock to common stock.  While a portion of our investments may, at any given time, include a component of interest or dividends, we do not expect to generate significant current yield on our portfolio company investments.  To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income.

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

In some cases, we will also obtain demand and/or “piggyback” registration rights in connection with the common stock underlying any warrants we may receive and underlying convertible debt or preferred stock investments.  However, these registration rights may be typically cut-back or completely eliminated by an underwriter in the case of an underwritten registered offering by one of our portfolio companies.  We may also be prohibited from selling or transferring our investments, through certain lock-up agreements, for a certain period, typically six months, following an underwritten registered offering by a portfolio company.  While these restrictions generally limit our ability to liquidate our investments, we believe these restrictions are consistent with our public markets strategy, which if successfully implemented and coupled with a successful listing on a senior exchange, will give us an expected portfolio company investment horizon of generally two to three years.

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

Total return strategy with focus on capital appreciation. While a portion of our investments may, at any given time, include a component of interest or dividends, we do not expect to generate significant current yield on our portfolio company investments.  Our primary emphasis is to attempt to generate capital gains through the sale of the common stock we receive upon conversion of the convertible securities of micro-cap and small-cap companies which are expected to file a registration statement with the SEC within approximately three to twelve months after our investment.  These registration statements may take the form of a registration statement under the Securities Act registering the primary sale of common stock of a portfolio company in an IPO, a registration statement registering the common stock of a portfolio company under the Exchange Act without a concurrent registered offering under the Securities Act, or a resale registration statement filed by a portfolio company under the Securities Act to register shares held by existing stockholders coupled with a concurrent registration of the portfolio company’s common stock under the Exchange Act.

We expect the common stock of our portfolio companies that are not qualified to complete an IPO or fail to complete an IPO in a timely manner to typically be initially quoted on a junior exchange, following the completion of the registration process, depending upon satisfaction of the applicable listing requirements.   However, we target investments in portfolio companies that we believe will be able to qualify for a senior exchange listing within approximately 12 to 18 months after completion of our investment.   We do not expect the securities in our publicly traded portfolio companies to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a senior exchange listing, which may not occur until 12 to 18 months after our investment is made, if at all.  However, there can be no assurance that our portfolio companies will obtain a senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies. The lack of such liquidity could impair the market price of such portfolio companies, and ultimately the return we may receive from our equity investment.

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

Until the net proceeds of our continuous public offering are invested in accordance with our investment strategy, and (i) during periods in which we determine that we are temporarily unable to follow our investment strategy or that it is impractical to do so, or (ii) pending investment of proceeds received in connection with the sale of a portfolio security or the issuance of additional securities, all or any portion of our assets may be invested in cash, cash equivalents, certificates of deposit, U.S. government securities and other high quality debt investments that mature in one year or less from the date of our investment.  Our determination that we are temporarily unable to follow our investment strategy or that it is impractical to do so will generally occur only in situations in which a market disruption event has occurred and where trading in the securities selected through application of our investment strategy is extremely limited or absent. In such a case, our shares may be adversely affected and we may be unable to pursue or achieve our investment objective.

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

We will offer and provide managerial assistance to our portfolio companies, in particular, in the completion of the going public process and the design of an overall public markets strategy.  We will fully utilize our investment adviser’s expertise in public markets strategies including the design of comprehensive aftermarket support programs for our portfolio companies.  We will also leverage our investment adviser’s expertise and access third party professionals and consultants to develop and execute a disciplined “migration plan” to upgrade our portfolio companies from a junior exchange listing to a senior exchange listing, which we believe will typically occur 12 to 18 months after our  investment is made.

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

We will utilize several methods for evaluating and monitoring the performance of our investments, including but not limited to, the following:

●	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan;

●	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

●	periodic formal update interviews with portfolio company management; and

●	review of monthly and quarterly financial statements and financial projections for portfolio companies.

However, once our portfolio companies become publicly reporting companies or while they have a registration statement pending, we typically evaluate and monitor these investments by relying primarily on the information contained in the public filings of these portfolio companies.

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

Investment Advisory and Administrative Services Agreement

Management services.  Keating Investments is registered as an investment adviser under the Advisers Act, and serves as our investment adviser. Subject to the overall supervision of our Board of Directors, Keating Investments manages our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, as currently in effect, Keating Investments:

●	Determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	Determines which securities we will purchase, retain or sell;

●	Identifies, evaluates and negotiates the structure of the investments we make; and

●	Closes, monitors and services the investments we make.

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

The following table sets forth various examples of the calculation of our annual incentive fee that would be earned by and payable to our investment adviser under the Investment Advisory and Administrative Services Agreement based on different levels of realized and unrealized gains and losses over a period of years.  These calculations are based on the different assumptions set forth in the table:

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

Administrative services.  Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments furnishes us with equipment and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, Keating Investments also performs, or facilitates the performance of, certain administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Keating Investments assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We reimburse Keating Investments for our allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Payment of our expenses.  Our primary operating expenses include the payment of (i) investment advisory fees to our investment adviser, Keating Investments; (ii) the allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation):

●	Costs of calculating our net asset value, including the cost of any third-party valuation services;

●	Costs of effecting sales and repurchases of shares of our common stock and other securities;

●	Fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	Transfer agent and custodial fees;

●	Costs related to organization and offerings;

●	Fees and expenses associated with marketing efforts;

●	Federal and state registration fees;

●	Any stock exchange listing fees;

●	Applicable federal, state and local taxes;

●	Independent directors’ fees and expenses;

●	Excess brokerage commissions;

●	Costs of proxy statements, stockholders’ reports and notices;

●	Fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	Direct costs such as printing and mailing, and staff;

●	Fees and expenses associated with independent audits and outside legal costs;

●	Costs associated with our reporting and compliance obligations under the 1940 Act, the Exchange Act and applicable federal and state securities laws; and

●
All other expenses incurred by either Keating Investments or us in connection with administering our business, including payments under the Investment Advisory and Administrative Services Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

 All of these expenses are ultimately borne by our common stockholders.

Reimbursement of Keating Investments. We reimburse Keating Investments for our allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  We will not reimburse Keating Investments for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Keating Investments.

Duration and termination.  The Investment Advisory and Administrative Services Agreement was initially approved by our Board of Directors and our sole stockholder on July 28, 2008.  An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009.  Unless earlier terminated as described below, our current Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement. Our Board of Directors (including the independent directors) is expected to consider the renewal of our Investment Advisory and Administrative Services Agreement for an additional year at its meeting scheduled for March 2011.

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

Prohibited activities.  Under the Investment Advisory and Administrative Services Agreement, we cannot reimburse Keating Investments for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Keating Investments.  In addition, the Investment Advisory and Administrative Services Agreement also prohibits the following activities between us and Keating Investments:

●	We may not purchase or lease assets in which Keating Investments has an interest;

●	Keating Investments may not acquire assets from us unless approved by our stockholders in accordance with our charter;

●	We may not lease assets to Keating Investments;

●	We may not make any loans to Keating Investments except for the advancement of funds as permitted by our charter;

●	We may not acquire assets in exchange for our stock;

●
We may not pay a commission or fee, either directly or indirectly to Keating Investments, except as otherwise permitted by our charter, in connection with the reinvestment of cash flows from operations and available reserves or from the proceeds of the resale, exchange or refinancing of our assets;

●	Keating Investments may not charge duplicate fees to us; and

●	Keating Investments may not provide financing to us with a term in excess of 12 months.

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

Employees

Currently, we do not have any employees.  The management of our investment portfolio will be the responsibility of our investment adviser, Keating Investments, and its Investment Committee, which currently consists of Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Kyle L. Rogers, our Chief Investment Officer and Frederic M. Schweiger, our Chief Operating Officer, Chief Compliance Officer and Secretary.  Keating Investments’ Investment Committee must unanimously approve each new investment that we make. The members of the Investment Committee will not be employed by us, and will receive no compensation from us in connection with their portfolio management activities. However, Messrs. Keating, Rogers and Schweiger, through their financial interests in, or management positions with, Keating Investments, will be entitled to a portion of any investment advisory fees paid by us to Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement.

Material U.S. Federal Income Tax Considerations

Election to be taxed as a Regulated Investment Company. During 2010, we satisfied the requirements to qualify as a RIC.  We will elect to be treated as a RIC under Subchapter M of the Code for our 2010 taxable year when we file our 2010 tax return. However, this election and our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements. The source of income requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.”

As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or realized capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, in order to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses)(the “Annual Distribution Requirement”).

Conversion to RIC status. Prior to our 2010 taxable year, we were taxed as a C corporation.  A corporation that converts to taxation as a RIC may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  As of December 31, 2009, we did not have any built-in gains and, accordingly, we do not anticipate having to pay any corporate level tax as a result of our election to be treated as a RIC beginning with our 2010 taxable year.

A corporation that converts to taxation as a RIC is also required, by the end of its first taxable year as a RIC, to eliminate the earnings and profits it may have accumulated while it was taxable as a C corporation. This is accomplished by paying to its stockholders in the first quarter of the tax year for which it makes a RIC election a cash dividend representing all of its accumulated earnings and profits (if any) for the period from inception through the end of the prior tax year.  For the period from inception through December 31, 2009, while we were taxable as a C corporation, we generated a cumulative net operating loss and, accordingly, we were not required to make any distributions to satisfy this requirement to eliminate accumulated earnings and profits.

Taxation as a Regulated Investment Company.  For any taxable year in which we:

●	Qualify as a RIC; and

●	Satisfy the Annual Distribution Requirement;

we generally will not be subject to federal income tax on the portion of our investment company taxable income and realized net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to stockholders with respect to that year.  We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

 Although we currently intend to distribute realized net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses), if any, at least annually, we may in the future decide to retain some or all of our realized net capital gains, but to designate the retained amount as a “deemed distribution.” In the event we have realized net capital gains, we will likely distribute the amount of the realized net capital gain, reduced by any incentive fees payable to our investment adviser, to our stockholders at least annually.

In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser, we will likely designate the retained amount as a deemed distribution to stockholders.  In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain.

As a RIC, we are subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the 1-year period ending October 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years  (the “Excise Tax Avoidance Requirement”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains). We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify and continue to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

●	Have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

●
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

●	Diversify our holdings so that at the end of each quarter of the taxable year:

●
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

●
no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We satisfied the above RIC requirements during 2010 and will elect to be treated as a RIC effective for our 2010 taxable year.  Since we did not generate investment company taxable income in 2010, we were not required to make any distributions to satisfy the Annual Distribution Requirement.   We also did not generate any realized net capital gains in 2010 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.  As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to continue to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”).  Although we are permitted to borrow funds under the 1940 Act and could use these borrowed funds to make distributions to satisfy the Distribution Requirements, we currently do not intend to borrow money for this purpose.  Further, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by: (i) the illiquid nature of our portfolio, or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed investment company taxable income (which is likely to occur since our operating expenses are expected to exceed the amount of interest or dividend income we generate on our portfolio investments), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses including any incentive fees paid to our investment adviser can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, our stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Assuming we continue to qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated to the extent that we distribute any ordinary income or realized net capital gains to our stockholders as dividends.  However, we will pay corporate-level federal income tax on any amount of realized net capital gain that we elect to retain and deem as a distribution to our stockholders.  It is likely that we will retain out of our realized net capital gain each taxable year an amount equal to any incentive fees payable to our investment adviser, with such amount being treated as a deemed distribution to our stockholders.  In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain. The amount of the deemed distribution (net of such tax credit or refund) will be added to each U.S. stockholder's cost basis for its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year.

Except as otherwise provided, the remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Failure to qualify as a Regulated Investment Company.  If subsequent to our qualification for, and election as, a RIC, we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

Temporary investments.  Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, certificates of deposit, U.S. government securities or high-quality debt securities maturing in one year or less.

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

Compliance policies and procedures. We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Frederic M. Schweiger serves as our Chief Compliance Officer.

The Sarbanes-Oxley Act.  The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

●	Pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

●	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●
Pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting and, once our public float exceeds $75 million, must obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm;

●
Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

●
Pursuant to Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Exchange Act, we are required to include in our annual report on Form 10-K a report from our management on internal controls over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management's assessment of the effectiveness of our internal control over financial reporting.

Under the Dodd-Frank Act, publicly reporting companies with a public float below $75 million are now permanently exempt from the requirement to obtain an audit of the effectiveness of internal controls over financial reporting performed by their auditors.  Accordingly, until such time as we have a public float in excess of $75 million, our auditors will not need to report on our management’s assessment of our internal control over financial reporting. However, we will be required to assess the effectiveness of our internal controls over financial reporting each year.

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

Risks Relating to Our Business and Structure

We are a new company with a limited operating history and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective.

We were initially formed in May 2008. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless. Although we anticipate that it may take an additional 12 to 24 months to invest substantially all of the proceeds from our continuous public offering in our targeted investments, because of our relatively small size and limited operating history, we may be unable to identify and fund investments that meet our criteria.

Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, certificates of deposit, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn only nominal yields.  Since we do not expect to generate significant interest or dividend income on our portfolio company investments, our ability to make distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.  Further, the base management fee payable to our investment adviser, Keating Investments, will not be reduced while our assets are invested in such temporary investments.

 We are dependent upon key management personnel of Keating Investments, our investment adviser, for our future success, particularly Timothy J. Keating, Ranjit P. Mankekar, Kyle L. Rogers and Frederic M. Schweiger. If we lose any member of Keating Investments’ senior management team, our ability to implement our business strategy could be significantly harmed.

We depend on the experience, diligence, skill and network of business contacts of our investment adviser’s senior investment professionals. The senior investment professionals, together with other investment professionals that Keating Investments currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Keating Investments’ senior investment professionals, Timothy J. Keating, who is also the Chairman of our Board of Directors and Chief Executive Officer, Ranjit P. Mankekar, who is also our Chief Financial Officer, Treasurer and a member of our Board of Directors, Kyle L. Rogers, who is also our Chief Investment Officer and Frederic M. Schweiger, who is also our Chief Operating Officer, Chief Compliance Officer and Secretary.  The departure of any of these senior investment professionals could have a material adverse effect on our ability to achieve our investment objective. None of Messrs. Keating, Mankekar, Rogers and Schweiger is subject to an employment contract.  We do not carry key-man life insurance on the lives of Messrs. Keating, Mankekar, Rogers or Schweiger.

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

Distributions to stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. All distributions will be paid at the discretion of our Board of Directors and will depend on our net ordinary income and realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. Distributions may also be paid during the year that exceed our net ordinary income and realized net capital gains and thus would constitute a return of your capital. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities or in selling our portfolio investments, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in our shares.  Distributions from the proceeds of our continuous public offering also could reduce the amount of capital we ultimately invest in portfolio companies. Until we are able to pay distributions from net capital gains realized from the sale of our investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever, we may pay distributions that represent a return of capital to you; however, we will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).

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

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital. As a business development company, the necessity of raising additional capital may expose us to risks and may result in dilution to our current stockholders.

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

In the event we borrow money, the potential for loss on amounts invested would be magnified and may increase the risk of investing in us.

The use of leverage magnifies the potential for loss on amounts invested and, therefore, increases the risks associated with investing in our securities.  We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Keating Investments, will be payable based on our gross assets, including those assets acquired through the use of leverage, Keating Investments will have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Keating Investments.

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

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that would hinder our ability to finance additional loans and investments or to make the distributions required to maintain RIC status under Subchapter M of the Code.

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

Although we anticipate that it may take an additional 12 to 24 months to invest substantially all of the net proceeds from our continuous public offering in our targeted investments, because of our relatively small size and limited operating history, we may be unable to identify and fund investments that meet our criteria.  Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, certificates of deposit, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn only nominal yields.  Since we do not expect to generate significant interest or dividend income on our portfolio company investments, our ability to make distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.

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

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), reverse merger and special purpose acquisition company (“SPACs”) sponsors, investment bankers which underwrite initial public offerings, hedge funds that invest in private investments in public equity (“PIPE”), traditional financial services companies such as commercial banks, and other sources of financing.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies and transactions, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

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

Although we have satisfied the requirements to qualify as a RIC during 2010 and will elect to be treated as a RIC under Subchapter M of the Code for our 2010 taxable year, no assurance can be given that we will be able to continue to qualify for and maintain RIC status in future years.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

●
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses)(the “Annual Distribution Requirement”). Since we will not use debt financing, we will not be able to borrow money to make distributions necessary to satisfy the Annual Distribution Requirement and, as a result, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

●
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies or in public companies whose securities may not trade actively in the secondary markets, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Although we currently do not intend to borrow money, we are allowed to use debt financing to raise cash to meet the diversification requirements at the end of any quarter.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may in the future decide to retain some or all of our realized net capital gains, including amounts we intend to retain to pay incentive fees to our investment adviser, which may result in a deemed distribution to our stockholders.

Although we currently intend to distribute the amount of any realized net capital gains, reduced by any incentive fees payable to our investment adviser, to our stockholders at least annually, we may in the future decide to retain some or all of our realized net capital gains. In the event we retain some or all of our realized net capital gains, including amounts we intend to retain to pay incentive fees to our investment adviser, we will likely designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gains.

 There is a risk that you may not receive distributions or that our distributions may not grow over time.

Distributions to stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution. On February 11, 2011, our Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling approximately $446,837. This special cash distribution was paid based on the unrealized appreciation we had recorded on our NeoPhotonics investment and, as such, will be initially treated as a return of capital to our stockholders.  However, in the event we are able to sell all or a portion of our NeoPhotonics common shares at a gain during 2011 after the expiration of our six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to our stockholders.  We provide no assurance that we will be able to sell all or any portion of our NeoPhotonics common shares during 2011 and, even if such shares are sold, there is no assurance that we will be able to realize a gain on such sale.

While we paid a $0.13 per share cash distribution to our stockholders on February 17, 2011 based on the unrealized appreciation we had recorded on our NeoPhotonics investment, which will be initially treated as a return of capital to our stockholders, we may not be able to pay any future distributions unless we are able to generate net capital gains realized from the sale of our portfolio company investments. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.  While we may receive investment income in the form of interest and dividends from our portfolio company investments prior to conversion, such investment income is not expected to be significant and is not likely to exceed our operating expenses, in which case we do not expect to generate net ordinary income which would be available for distribution to our stockholders in the near future.  As a result, we expect that our primary source of distributions will be from net capital gains realized from the sale of our portfolio company investments.  The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.   This may result in substantial fluctuations in our distributions to our stockholders.

We do not anticipate generating net ordinary income to distribute to our stockholders in the near future, and if we do make distributions, they will likely be paid from our realized net capital gains or may represent a return of capital.

Our primary emphasis is to attempt to generate capital gains from the sale of our investments in micro-cap and small-cap companies.  While a portion of our investments may, at any given time, include a component of interest or dividends, we do not expect to generate significant current yield on our portfolio company investments.  To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income.  Additionally, any investment income we may receive in the form of interest and dividends from our portfolio company investments prior to conversion is not likely to exceed our operating expenses, in which case we do not expect to generate net ordinary income which would be available for distribution to our stockholders.  We do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income.  However, if we are able to generate net ordinary income, we intend to distribute such net ordinary income to stockholders.

Because we do not expect to generate net ordinary income, we expect that our primary source of distributions will be from net capital gains realized from the sale of our portfolio company investments.  The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  Distributions from realized net capital gains will typically be declared and paid at least annually. However, we may declare and pay periodic distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay periodic distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

Our distributions may exceed our net ordinary income and realized net capital gains and thus represent a return of capital, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our portfolio company investments.  We can give no assurance as to when we will begin to realize any net capital gains from the sale of our assets, if ever.  Distributions that represent a return of capital may lower your tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets. Distributions representing a return of capital will not reduce the number of shares of common stock that you own in us.  We will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including the interest rates and dividend rates payable on our debt securities and preferred stock investments, respectively, the default rate on any such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.  In addition, negative economic conditions may cause such default rates to be greater than they otherwise would be during a period of economic growth.

The primary source of our distributions will be from net capital gains realized from the sale of our portfolio company investments, the timing of which we cannot predict and, as a result, we will likely have substantial fluctuations in our distributions from quarter to quarter.

We intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily micro-cap and small-cap companies. Our primary emphasis will be to generate capital gains through the sale of our equity investments in such micro-cap and small-cap companies, which we expect to become public reporting companies with their securities being quoted on either a junior exchange or senior exchange.  We do not expect the securities in our publicly traded portfolio companies quoted on a junior exchange to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with an upgrade to a senior exchange listing, which may not occur until 12 to 18 months after our investment is made, if at all.  However, there can be no assurance that our portfolio companies will obtain either a junior exchange or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies.

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

Since our distributions are expected to be paid principally from net capital gains realized from the sale of our portfolio investments, we do not expect to be able to pay distributions on a level or uniform basis from quarter-to-quarter.  Distributions from realized net capital gains will typically be declared and paid at least annually. We may have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of one to three years and we may not generate any realized net capital gains during our initial years of operations.  Our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner.

However, we may declare and pay periodic distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay periodic distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

Our distributions may exceed our net ordinary income and realized net capital gains and thus represent a return of capital, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our portfolio company investments.  We can give no assurance as to when we will begin to realize any net capital gains from the sale of our assets, if ever.  Distributions representing a return of capital will not reduce the number of shares of common stock that you own in us.  We will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and any that may be retained in the future, and the current and future members and senior investment professionals of our investment adviser, may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our investment adviser or its affiliates that may be formed in the future. Accordingly, if this occurs, it may give rise to certain conflicts of interest in evaluating the suitability of investment opportunities of ours and the allocation of investment opportunities between us and other investment funds managed by Keating Investments and its affiliates.  Additionally, our officers, directors, and the members and senior investment professionals of Keating Investments may have obligations to investors in those other investment funds, the fulfillment of which might not be in the best interests of us or our stockholders.  There can be no assurance that we will be able to resolve all conflicts of interest in our favor, and conflicts of interest may arise that can be resolved only through the exercise by our management and our independent directors of their best business judgment as may be consistent with their fiduciary duties.  We expect that our management and our independent directors will attempt to resolve conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in new portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate.

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

Currently, our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar, Rogers and Schweiger, and the other investment professionals currently retained by Keating Investments, do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objectives similar to ours. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments.  In addition, Keating Investments’ investment professionals may, in the future, devote a substantial portion of their time to the business and affairs of other investment funds managed by Keating Investments and its affiliates.  In such event, we intend to have our independent directors review our investment adviser’s performance periodically, but not less than annually, to assure that Keating Investments is fulfilling its obligations to us under the Investment Advisory and Administrative Services Agreement and that any conflicts are handled in a fair and equitable manner.

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

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our investment adviser can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser, Keating Investments, has the right, under our current Investment Advisory and Administrative Services Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our Board of Directors (including the independent directors) is expected to consider the renewal of our Investment Advisory and Administrative Services Agreement with Keating Investments for an additional year at its meeting scheduled for March 2011. If for any reason our independent directors elect not to renew our Investment Advisory and Administrative Services Agreement by May 14, 2011, we may not be able to find a new investment adviser or hire internal management with similar expertise.

To the extent that we do not realize net ordinary income or choose to distribute any realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

As a RIC, we must annually distribute at least 90 percent of our investment company taxable income as a dividend and may either distribute or retain our realized net capital gains from investments. As a result, these earnings may not be available to fund investments or to pay operating expenses. If we fail to generate realized net capital gains or to obtain additional funds, it would have a material adverse effect on our financial condition and results of operations as well as our ability to make follow-on and new investments. Because of the structure and objectives of our business, and since we typically do not receive significant interest and preferred dividends on our portfolio company investments, we expect to incur operating losses and will need to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. There is no assurance that we will be able to sell our investments and thereby fund our operating expenses.

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

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Act became effective on July 21, 2010, although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act. Nevertheless, the Dodd-Frank Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or implementing its regulations will have on our business, results of operations or financial condition.

Risks Related to Our Portfolio Company Investments

Uncertain economic conditions may continue to adversely affect the capital markets and may reduce the availability of debt and equity capital for the micro-cap and small-cap companies we intend to target. These conditions may make it more difficult for us to achieve our investment objective and may have a greater impact on the micro-cap and small-cap companies we intend to target.  This may adversely affect the financial condition and operating results of certain micro-cap and small-cap companies in which we may invest, as well as reduce the availability of attractive micro-cap and small-cap targets for potential investment.

The generally uncertain economic situation, together with the possibility of continuing limited availability of debt and equity capital, including through bank financing, may have a disproportionate impact on the micro-cap and small-cap companies we intend to target for investment.  As a result, we may experience a reduction in attractive investment opportunities in prospective portfolio companies that fit our investment criteria.  In addition, our debt and equity investments in portfolio companies could be impaired to the extent such portfolio companies experience financial difficulties arising out of the current uncertain economic environment.  Our inability to locate attractive investment opportunities, or the impairment of our portfolio investments as a result of economic conditions, could have a material adverse effect on our financial condition and results of operations.

Our equity and debt investments in the companies that we are targeting may be extremely risky and we could lose all or part of our investments.

The convertible unsecured or subordinated debt that we will invest in as a part of our investments will not be rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by Standard & Poor’s), which investments are commonly referred to as “junk.” Indebtedness of below investment grade quality is regarded as having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal and is, therefore, commonly subject to additional risks.

We expect our investments will also include equity securities, including preferred securities convertible into common stock.  We also may receive warrants as part of our debt and equity investments.  These debt and equity investments will entail additional risks that could adversely affect our investment returns.

In addition, investment in the micro-cap and small-cap companies that we are targeting involves a number of significant risks, including:

●	They may have limited financial resources and may be unable to meet their obligations, which may lead to bankruptcy or liquidation and the loss of our investment.

●
They typically have limited operating histories, narrower, less established product lines or offerings and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, operational risks and consumer sentiment in respect of their products or services, as well as general economic downturns.

●
At the time of our investment, since they are primarily privately owned, there is generally little publicly available information about these businesses; therefore, although Keating Investments’ investment professionals and agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses.

●
They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

●	Since part of our investment process requires that these companies become publicly traded companies, they will need resources, processes, procedures and systems to satisfy the additional regulatory burdens, they will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, and they may not be able to attract retail and institutional investor interest in the secondary market, all of which may have a material adverse impact on our portfolio companies and, in turn, on us.

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

We intend to invest a substantial portion of our portfolio in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of our portfolio companies. We may also receive warrants as part of our investments. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives.  We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since the securities of our portfolio companies may have restrictions on their transfer or may not have an active trading market.

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

Since we intend to invest principally in equity securities, including convertible preferred securities and debt securities convertible into equity securities, of primarily micro-cap and small-cap companies, our primary emphasis will be to generate capital gains through our equity investments in portfolio companies.  Accordingly, although we may in limited cases receive current income in the form of interest payments on our convertible debt investments and dividend payments on our convertible preferred equity investments, the primary source of distributions we may pay to our stockholders will likely be from the net capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict.  We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter.

While our investments will typically be made in private companies, we expect that these companies will become public reporting companies with their common stock being initially quoted on either a junior exchange or senior exchange.  We do not expect the preferred equity of our portfolio companies to be listed or quoted on an exchange or quotation system. We also do not expect the common stock in our publicly traded portfolio companies listed on a junior exchange to initially have a large number of freely tradable shares available for sale or an active secondary trading market and, as such, the common stock will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a senior exchange listing upgrade which may not occur until 12 to 18 months after our investment is made, if at all.  Our convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock.  However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies.

Accordingly, we may not be able to realize capital gains from our equity interests, and any capital gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if the business or market position of these companies deteriorates.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC diversification requirements, we do not have fixed guidelines for diversification, and our investments could be focused in relatively few portfolio companies or market segments. As a result, a market downturn affecting one of our portfolio companies or one of these market segments could materially adversely affect us.

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

The value of our portfolio securities may not have readily available market prices.  In such cases, we will value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board of Director's Valuation Committee. In connection with that determination, investment professionals from our investment adviser will prepare portfolio company valuations using the most recently available portfolio company financial statements and forecasts. The Board of Directors will also utilize the services of a third-party valuation firm, which will periodically prepare valuations for each of our portfolio investments for which no market quotations are readily available. The participation of Keating Investments in our valuation process could result in a conflict of interest as Keating Investments’ management fee is based, in part, on our gross assets. However, the Board of Directors will retain ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently subjective and may be based on estimates, assumptions and forecasts, our determinations of fair value may differ materially from the values that would be determined if a readily available market price for these securities existed.  In addition, the valuation of these types of securities may result in substantial write-downs and excessive earnings volatility.

Even if the equity securities of our public portfolio companies may be sold in the public markets, we expect these securities will initially be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business, and will delay distributions of gains, if any.

While our investments will typically be made in private companies, we expect that, as part of our investment process, these companies will become public reporting companies with their common stock initially being quoted on either a junior exchange or senior exchange.  We do not expect the preferred equity of our portfolio companies to be listed or quoted on an exchange or quotation system. We do not expect the common stock in our public portfolio companies listed on a junior exchange to initially have an active secondary trading market and, as such, these securities will be illiquid until an active market develops. We believe that typically this liquidity will develop in conjunction with a senior exchange listing upgrade, which we do not expect to occur until 12 to 18 months after our investment is made, if at all.  Our convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior exchange or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the securities of our publicly traded portfolio companies.

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

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in PIPE transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has indicated its position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities by selling stockholders on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. We believe that the SEC in most cases would permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.

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

In the event our portfolio companies are unable to register their common stock for resale under the Securities Act, we may be able to resell our common stock investments pursuant to an exemption from the registration requirements under the Securities Act if we meet the conditions of Rule 144. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a company that has been a reporting company for at least three months beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months.  However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months the number of shares sold does not exceed 1.0% of a company's outstanding common stock.

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

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received by us in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws. Even if we are able to sell our investments without registration, we may be prohibited from selling or transferring our investments, through certain lock-up agreements, for a certain period, typically six months, following an underwritten registered offering by a portfolio company.

A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to a registration statement, may have a depressive effect upon the price of the common stock of our portfolio companies in any market that may develop.

Our failure to make additional investments in our portfolio companies could impair the value of our portfolio.

Following our investment in a portfolio company, we may have opportunities to make additional subsequent investments in that portfolio company. We may elect not to make such additional subsequent investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any additional subsequent investments, subject to the availability of capital resources. The failure to make additional subsequent investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our prior investments, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired additional subsequent investment, we may elect not to make that investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our RIC tax status.  If our portfolio companies are not able to generate sufficient cash flow from operations, they may lack sufficient capital to continue to grow their businesses, or they may not be able to continue their operations at all.  If our portfolio companies lack sufficient capital before they are able to obtain a senior exchange listing, there may be few, if any, options available to them to raise additional capital, jeopardizing the continued viability of, and our investments in, such portfolio companies.

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

In order to seek to enhance our overall return, we may selectively invest in companies that have operations or are domiciled outside the U.S. Certain risks are inherent in foreign operations, including:

●	Difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	Foreign customers may have longer payment cycles than customers in the U.S.;

●	Tax rates in certain foreign countries may exceed those in the U.S. and foreign earnings may be subject to withholding requirements, exchange controls or other restrictions;

●	General economic and political conditions in countries where we operate may have an adverse effect on our operations;

●	Exposure to risks associated with changes in foreign exchange rates;

●	Difficulties associated with managing a large organization spread throughout various countries;

●	Difficulties in enforcing intellectual property rights; and

●	Required compliance with a variety of foreign laws and regulations.

Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in foreign exchange rates, exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

In accordance with our investment strategy, we intend to make investments in primarily micro-cap and small-cap private companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of the senior investment professionals of our investment adviser to obtain adequate information to evaluate the merits of investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Resources could be expended in researching and negotiating investments that may never be consummated, even if non-binding letters of intent or definitive agreements are reached, which could materially adversely affect subsequent attempts to make other investments.

It is anticipated that the investigation of each specific target company and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific investment, the costs incurred up to that point for the proposed portfolio investment likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific portfolio investment, up to and including the execution of a definitive agreement, we may fail to consummate the portfolio investment for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred.

Risks Related to An Investment in Our Common Stock

 There is currently no public market for shares of our common stock, and we may be unable to obtain a listing of our shares on the Nasdaq Capital Market within our proposed timeframe. As a result, it may be difficult for you to sell your shares.

We are currently conducting a continuous public offering of our shares, which will conclude on June 30, 2011, and no public market currently exists for our shares.  While we currently satisfy the requirements to obtain a listing of our shares of common stock on the Nasdaq Capital Market, and expect to obtain a listing by the end of 2011, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on the Nasdaq Capital Market within the timeframe we propose. In addition, our Board of Directors retains the discretion to postpone our listing on the Nasdaq Capital Market if it determines such a listing is not in the best interests of Keating Capital and our stockholders, though we would expect such a postponement to occur only in the event of extraordinary market or economic turmoil.  As a result, if you purchase shares you may have limited liquidity for a substantial period of time, and we cannot provide you with any assurance regarding when or if our shares will be accepted for listing or quotation on the Nasdaq Capital Market.  In addition, we can provide you with no assurance that, even if our shares are listed on the Nasdaq Capital Market, an active trading market for our shares will develop.

Our common stock price, if we become listed or quoted on the Nasdaq Capital Market, may be volatile and may decrease substantially.

We cannot predict the prices at which our common stock will trade, if and when it becomes listed on the Nasdaq Capital Market.  Shares of closed-end management investment companies have in the past frequently traded at discounts to their net asset values and our stock may also be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to sell additional shares of our common stock to the public at its market price without first obtaining the approval of our stockholders (including our unaffiliated stockholders) and our independent directors for such issuance.

If we become listed on the Nasdaq Capital Market, the 569,800 shares of our common stock sold in our initial private placement at a price of $10.00 per share would be eligible for resale under one or more exemptions from registration under the Securities Act, including Rule 144.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, may have a depressive effect upon the price of our common stock in any market that may develop.

The trading price of our common stock, if we become listed on the Nasdaq Capital Market, may fluctuate substantially. The price of our common stock that will prevail in the market in the future will depend on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	Price and volume fluctuations in the overall stock market from time to time;

●	Investor demand for our shares;

●
Significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

●	Changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

●	Failure to qualify as a RIC, or the loss of RIC status;

●	Any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	Increases or decreases, or expectations about increases or decreases, in our quarterly dividends;

●	Changes, or perceived changes, in the value of our portfolio investments;

●	Departures of Keating Investments’ key personnel;

●	Operating performance of companies comparable to us; or

●	General economic conditions and trends and other external factors.

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

Our primary emphasis is to attempt to generate capital gains from the sale of our investments in micro-cap and small-cap companies.  While a portion of our investments may, at any given time, include a component of interest or dividends, we do not expect to generate significant current yield on our portfolio company investments.  To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income.  Additionally, any investment income we may receive in the form of interest and dividends from our portfolio company investments prior to conversion is not likely to exceed our operating expenses, in which case we do not expect to generate net ordinary income which would be available for distribution to our stockholders.  We do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income.  However, if we are able to generate net ordinary income, we intend to distribute such net ordinary income to our stockholders.

Because we do not expect to generate net ordinary income, we expect that our primary source of distributions will be from net capital gains realized from the sale of our portfolio company investments.  The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  Distributions from realized net capital gains will typically be declared and paid at least annually. However, we may declare and pay periodic distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay periodic distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

Our distributions may exceed our net ordinary income and realized net capital gains and thus represent a return of capital, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our portfolio company investments.  We can give no assurance as to when we will begin to realize any net capital gains from the sale of our assets, if ever.  Distributions that represent a return of capital may lower your tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets. Distributions representing a return of capital will not reduce the number of shares of common stock that you own in us.  We will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Our charter authorizes us to issue 200,000,000 shares of common stock. Pursuant to our charter, a majority of our Board of Directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After your purchase in our continuous public offering, our Board of Directors may elect to sell additional shares in future public offerings or issue equity interests in private offerings. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

Market Information

There is currently no public market for our common stock. Our common stock is not listed on any securities exchange or inter-dealer quotation system at the present time. We currently satisfy the requirements to obtain a listing of our shares of common stock on the Nasdaq Capital Market and will file for such listing after conclusion of our continuous public offering.  While we expect to obtain such listing by the end of 2011, we cannot provide you with any assurance that we will be successful in obtaining a listing of our shares on the Nasdaq Capital Market within the timeframe we propose.

 Even if our common stock is approved for listing on the Nasdaq Capital Market, we are not certain that any trading market will develop or, if it develops, whether such trading market will be sustained.

Holders

As of February 22, 2011, there were 1,511 stockholders of record of our common stock.

Distribution Policy

Distributions to stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution. On February 11, 2011, our Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling approximately $446,837. This special cash distribution was based on the unrealized appreciation we had recorded on our NeoPhotonics investment and, as such, will be initially treated as a return of capital to our stockholders.  However, in the event we are able to sell all or a portion of our NeoPhotonics common shares at a gain during 2011 after the expiration of our six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to our stockholders.  We provide no assurance that we will be able to sell all or any portion of our NeoPhotonics common shares during 2011 and, even if such shares are sold, there is no assurance that we will be able to realize a gain on such sale.

While we paid a $0.13 per share cash distribution to our stockholders on February 17, 2011 based on the unrealized appreciation we had recorded on our NeoPhotonics investment, we may not be able to pay any future distributions unless we are able to generate net capital gains realized from the sale of our portfolio company investments.  We cannot assure you that we will achieve investment results that will allow us to pay any dividends or distributions or to make a targeted level of cash distributions or year-to-year increases in cash distributions.

We may use amounts from our net ordinary income, our realized net capital gains from the sale of our assets, and our offering proceeds to fund distribution payments to stockholders. Offering proceeds means the total gross proceeds received from the sale of our common stock (which includes the cost portion of the proceeds we receive from the sale of our assets). We do not anticipate generating net ordinary income and, as such, we do not expect that distribution payments will be paid from net ordinary income.  Distribution payments will likely be paid from our realized net capital gains (if any) from the sale of our assets or, in the event we have not realized any net capital gains, from our offering proceeds.  Any distributions paid from our offering proceeds will represent a return of capital to our stockholders.  Our distributions may exceed our net ordinary income and realized net capital gains and thus represent a return of capital, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our portfolio company investments.  We can give no assurance as to when we will begin to realize any net capital gains from the sale of our assets, if ever.  Distributions that represent a return of capital may lower your tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets. Distributions representing a return of capital will not reduce the number of shares of common stock that you own in us.  We will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).

Our primary emphasis is to attempt to generate capital gains from the sale of our investments in micro-cap and small-cap companies.  While a portion of our investments may, at any given time, include a component of interest or dividends, we do not expect to generate significant current yield on our portfolio company investments.  To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income.  Additionally, any investment income we may receive in the form of interest and dividends from our portfolio company investments prior to conversion is not likely to exceed our operating expenses, in which case we do not expect to generate net ordinary income which would be available for distribution to our stockholders.  We do not expect that our interest and dividend income from portfolio company investments would be sufficient to generate net ordinary income.  However, if we are able to generate net ordinary income, we intend to distribute such net ordinary income to stockholders.

Because we do not expect to generate net ordinary income, we expect that our primary source of distributions will be from net capital gains realized from the sale of our portfolio company investments.  Distributions from realized net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) will typically be declared and paid at least annually.

The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  Distributions from realized net capital gains will typically be declared and paid at least annually. However, we may declare and pay periodic distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay periodic distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

We may have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of one to three years and we may not generate any realized net capital gains during our initial years of operations.  Our ability to pay distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner, and we can give no assurance as to when we will begin to realize any gains from the sale of our portfolio company investments, if ever.

We have satisfied the requirements to qualify as a RIC and will elect to be treated as a RIC under Subchapter M of the Code for our 2010 taxable year when we file our 2010 tax return.  We also intend to qualify annually thereafter as a RIC. To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our investment company taxable income.  In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

In the event we have realized net capital gains, we currently intend to distribute the amount of the realized net capital gain, reduced by any incentive fees payable to Keating Investments, to our stockholders at least annually.  However, we may in the future decide to retain some or all of our realized net capital gains.  In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser, we will likely designate the retained amount as a deemed distribution to stockholders.  In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain.  We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

 After conclusion of our continuous public offering and until our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the net asset value per share of our common stock as most recently determined by our Board of Directors on or prior to the valuation date for such distribution. If and when our shares become publicly traded, the number of shares to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq Capital Market, if our shares are listed thereon.  Market price per share on that date will be the closing price for such shares on the Nasdaq Capital Market or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices.

No action will be required on the part of a registered stockholder to have cash distributions reinvested in shares of our common stock. A registered stockholder will be able to elect to receive an entire distribution in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than ten days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary will be able to receive distributions in cash by notifying their broker or other financial intermediary of their election.

Until our shares are listed on the Nasdaq Capital Market, we may offer our stockholders the opportunity to elect to have cash distributions reinvested in the shares of our common stock as long as: (i) the shares in which the stockholder reinvests are registered or exempted under applicable state securities laws, (ii) no sales commissions or fees are deducted directly or indirectly from the reinvested funds, (iii) stockholders may elect or revoke reinvestment within a reasonable time and such right is disclosed in a prospectus, (iv) stockholders have received a prospectus which is current as of the date of reinvestment, (v) we or the broker-dealer is responsible for blue sky compliance and will ascertain whether stockholders reinvesting continue to meet the applicable suitability requirements of their state at the time of reinvestment, and (vi) the reinvestment plan has substantially identical investment objectives as our program from which the distributions were made.

Due to these “blue sky” requirements and in an effort to pay our special cash distribution declared on February 15, 2011 in a timely manner, our Board of Directors determined that the special distribution was not available for reinvestment under the dividend reinvestment plan.  Once our common stock becomes listed on the Nasdaq Capital Market, all stockholders participating in the dividend reinvestment plan will have any cash distributions that may be paid in the future automatically reinvested in our common shares.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

All distributions will be paid at the discretion of our Board of Directors and will depend on our net ordinary income and realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. Distributions may also be paid during the year that exceed our net ordinary income and realized net capital gains and thus would constitute a return of your capital; however, we will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).  We cannot assure that we will pay distributions to our stockholders in the future.

Sales of Unregistered Securities

On May 14, 2008, our investment adviser, Keating Investments, purchased 100 shares of our common stock at a price of $10.00 per share as our initial capital.  On November 12, 2008, we completed the final closing of our private placement offering.  We sold a total of 569,800 shares of our common stock in our private placement offering at a price of $10.00 per share raising aggregate gross proceeds of $5,698,000.  After the payment of commissions and other offering costs of approximately $454,566, we received aggregate net proceeds of approximately $5,243,434 in connection with our private placement offering.

            All shares of our common stock issued in our private placement were restricted shares and cannot be sold by the holders thereof without registration under the Securities Act or an available exemption from registration under the Securities Act.  We believe that the shares of our common stock issued in our private placement are eligible for resale under one or more exemptions from registration under the Securities Act.  Accordingly, subject to certain lock-up agreements currently in place with certain of our officers and directors, the holders of shares issued in our private placement will be able to sell their shares once we obtain a listing of our shares of common stock on the Nasdaq Capital Market, which we expect to occur by the end of 2011.  However, there is no assurance that we will be successful in obtaining a listing of our shares on the Nasdaq Capital Market within the timeframe we propose.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) through December 31, 2008 is derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

			At December 31, 2008
			and for the Period
	At and for the	At and for the	from May 9, 2008
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2008

Statement of Operations Data:
Total investment income	$54,009	$10,637	$14,005
Base management fees	218,876	90,904	11,990
Incentive fees	115,423	-	-
Administrative expenses allocated from Investment Adviser	404,633	269,384	28,041
Total operating expenses	2,031,002	1,006,615	542,965
Net investment (loss)	(1,976,993)	(995,978)	(528,960)
Net change in unrealized appreciation on investments	577,116	-	-
Net (decrease) in net assets resulting from operations	(1,399,877)	(995,978)	(528,960)

Per Share Data:
Net asset value per common share	$7.85	$6.53	$8.27
Net investment (loss) (1)	(1.43)	(1.75)	(1.79)
Net (decrease) in net assets resulting from operations (1)(2)	(1.01)	(1.75)	(1.79)
Distributions declared	-	-	-

Balance Sheet Data at Period End:
Investments in portfolio company securities at fair value	$4,177,607	$-	$-
Short-term investments at fair value	13,500,000	3,000,000	4,411,127
Cash and cash equivalents	4,753,299	367,918	367,588
Total assets	22,856,713	3,903,387	4,810,163
Total liabilities	400,313	183,891	94,689
Net assets	22,456,400	3,719,496	4,715,474
Common shares outstanding	2,860,299	569,900	569,900

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.
(2)	Net decrease in net assets resulting from operations during the year ended December 31, 2010 includes a net increase in unrealized appreciation on investments of $577,116, or $0.42 per weighted average share outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this annual report on Form 10-K or incorporated by reference herein. Other factors that could cause actual results to differ materially include:

●	Changes in the economy;

●	Future changes in laws or regulations and conditions in our operating areas; and

●	An inability to access the equity markets which could impair our investment activities.

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

Investment Portfolio Composition and Activity

During the period from May 9, 2008 (Inception) through December 31, 2009, our investment portfolio consisted solely of money market investments and short-term certificate of deposit investments.  On January 25, 2010, we completed a $1 million investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”).  Our investment in NeoPhotonics was part of a $46 million Series X preferred stock offering.  NeoPhotonics, headquartered in San Jose, California, is a developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.  At December 31, 2010, our Series X convertible preferred stock investment in NeoPhotonics was valued at $1,550,000, including $550,000 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.

NeoPhotonics completed an initial public offering on February 2, 2011 selling 7,500,000 shares of common stock at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to and as a part of the initial public offering, NeoPhotonics’ board of directors and requisite stockholders approved an amendment to the conversion rights of the holders of Series X preferred stock.  This amendment modified the conversion price of the Series X preferred stock in the case of an initial public offering from a conversion price of 50% of the initial public offering price to a fixed $6.25 per share.   As a result, prior to the initial public offering, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock.  The shares of NeoPhotonics common stock we received upon conversion are subject to a 180-day lock-up provision which expires in August 2011.

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

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.  At December 31, 2010, our Series C convertible preferred stock investment in Livescribe was valued at $500,000, including $28,705 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.  At December 31, 2010, our Series C convertible preferred stock warrants in Livescribe were valued at $27,616, including $1,589 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

On July 16, 2010, we completed a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Our investment in Solazyme was part of a $60 million Series D preferred stock offering.   Solazyme is a private, renewable oils and green bioproducts company based in South San Francisco, California.  Founded in 2003, Solazyme is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutritionals and health sciences markets.  Solazyme’s unique, proprietary technology allows algae, when fed sugars and plant byproducts, to produce oil and biomaterials in industrial fermentation facilities.    In the event of a qualifying initial public offering, the Series D convertible preferred stock would be automatically converted into shares of Solazyme’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six month lock-up period following the completion of the initial public offering.  We can give no assurances that Solazyme will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At December 31, 2010, our Series D convertible preferred stock investment in Solazyme was valued at $999,991, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers’ patented recycling technology allows it to sort, clean, purify and process reusable plastic materials.  These recycled plastics are then sold as “drop-in” green replacements for virgin plastic to original equipment manufacturers and other customers who desire a cost-competitive and/or greener alternative to virgin plastics.  In the event of a qualifying initial public offering, the Series G convertible preferred stock would be automatically converted into shares of MBA Polymer’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six month lock-up period following the completion of the initial public offering.  We can give no assurances that MBA Polymers will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At December 31, 2010, our Series G convertible preferred stock investment in MBA Polymers was valued at $1,100,000, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $14.6 million.

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value as of December 31, 2010.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
	Cost	Fair Value	At Fair Value	At Fair Value

As of December 31, 2010
Private Portfolio Companies:
NeoPhotonics Corporation	$1,000,000	$1,550,000	37.10%	6.90%
Livescribe, Inc.	500,500	527,616	12.63%	2.35%
Solazyme, Inc.	999,991	999,991	23.94%	4.45%
MBA Polymers, Inc.	1,100,000	1,100,000	26.33%	4.90%

Total - Private Portfolio Companies	$3,600,491	$4,177,607	100.00%	18.60%

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by industry classification as of December 31, 2010.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
	Cost	Fair Value	At Fair Value	At Fair Value

As of December 31, 2010
Private Portfolio Companies:
Technology Equipment	$1,000,000	$1,550,000	37.10%	6.90%
Consumer Products	500,500	527,616	12.63%	2.35%
Clean Technology	2,099,991	2,099,991	50.27%	9.35%

Total - Private Portfolio Companies	$3,600,491	$4,177,607	100.00%	18.60%

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by geographic region of the United States as of December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
Geographic Location	Cost	Fair Value	At Fair Value	At Fair Value

As of December 31, 2010
West	$3,600,491	$4,177,607	100.00%	18.60%

Total	$3,600,491	$4,177,607	100.00%	18.60%

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

We anticipate that it may take an additional 12 to 24 months to invest substantially all of the proceeds from our continuous public offering in our targeted investments.  Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, certificates of deposit, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn only nominal yields.  Since we do not expect to generate significant interest or dividend income on our portfolio company investments, our ability to make distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.

Results of Operations

The principal measure of our financial performance is the net increase (decrease) in our net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) on investments and net unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds of sales of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Set forth below are the results of operations for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008.

Investment Income.   We have generated, and expect to continue to generate, limited investment income from the temporary investment of the net proceeds from our continuous public offering in high-quality debt investments that mature in one year or less, primarily certificates of deposit with maturities of four weeks.

For the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008, we earned interest income from certificates of deposit and money market investments of $44,009, $10,637 and $14,005, respectively.

We seek to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based micro-cap and small-cap companies. Our convertible debt investments, which we expect will usually be associated with our sponsored deals, will be primarily unsecured and subordinated loans that provide for a fixed interest rate that will typically provide us with current interest income. However, it is possible that interest on these debt investments will be deferred until maturity or conversion or may be paid in shares of the issuer’s common stock.  We intend to set interest rates based on prevailing market rates at the time of our investment for comparable types of investments.  Typically, these loans will have maturities not to exceed 18 months, which coincides with the maximum period we believe is required to complete the process to go public and obtain an exchange listing.  To date, we have not made any convertible debt investments in portfolio companies.

Our convertible preferred equity investments may pay fixed or adjustable rate dividends to us and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets. This preference means that a portfolio company must pay dividends on preferred equity before paying any dividends on its common equity. However, in order to be payable, dividends on such preferred equity must be declared by the portfolio company's board of directors. In the event dividends on our preferred stock investments are non-cumulative, which is typically the case, if the board of directors of our portfolio companies does not declare a preferred dividend for a specific period, we will not be entitled to a preferred dividend for such period.  We do not expect the board of directors of our portfolio companies to declare preferred dividends since these companies typically prefer to retain profits, if any, in their business.  Accordingly, we do not expect to generate dividend income on our preferred stock investments. Cumulative dividend payments on preferred equity means dividends will accumulate even if not declared by the board of directors or otherwise made payable. In such a case, all accumulated dividends must typically be paid before any dividend on the common equity can be paid. However, there is no assurance that any dividends will be paid by a portfolio company even in the case of cumulative preferred dividends and, in most cases, the payment of any accumulated preferred dividends is likely to be deferred until conversion and, if paid, may be paid in shares of the issuer’s preferred or common stock.

To date, none of our preferred stock investments in portfolio companies have cumulative dividends and, we have not received, nor do we expect to receive, any dividends on these investments.  Dividend income from preferred equity investments in portfolio companies is recorded when dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.

No interest or dividend income from our portfolio company investments was recorded for the years ended December 31, 2010 and 2009 or for the period from May 9, 2008 (Inception) to December 31, 2008.  Our primary source of investment income will be generated from net capital gains realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and any contractual lock-up period expires.

 From time to time, we may also generate other investment income comprised of fees for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and prospective portfolio companies, which services are separately identifiable from our investments.  For the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008, $10,000, $0 and $0, respectively, of other investment income was recorded.  The $10,000 of other income recorded during the year ended December 31, 2010 represents a non-refundable due diligence fee received from a prospective portfolio company in December 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments; (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement; and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See “Business – Investment Advisory and Administrative Services Agreement.”  We bear all other expenses of our operations and transactions, including, without limitation:

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

●
All other expenses incurred by either Keating Investments or us in connection with administering our business, including payments under the Investment Advisory and Administrative Services Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Operating expenses for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008 were $2,031,002, $1,006,615 and $542,965, respectively.  During the year ended December 31, 2010, we increased our efforts to enhance the distribution infrastructure for our continuous public offering and to prepare for the expected  listing of our shares on the Nasdaq Capital Market by the end of 2011.  During the year ended December 31, 2010, we also increased our marketing efforts for a wider distribution of our shares including participation in conferences, special programs and private meetings.  We continue to manage, coordinate and administer these outreach activities and we expect the expenses associated with these activities to decline upon conclusion of our continuous public offering on June 30, 2011.

We are also focused on building and enhancing our stockholder communications, investor relations and brand marketing programs as we prepare for the expected listing of our shares on the Nasdaq Capital Market by the end of 2011.  We believe it is important to develop these programs now as they will be the foundation of our aftermarket support initiatives once our shares become eligible for trading.  While some of these expenses may be one-time in nature, such as enhancements to our Web site and costs associated with updates to our continuous public offering and marketing materials, the majority of these expenses will be continuing in nature as we attempt to develop interest in the Company and an active trading market for our shares.

A summary of the items comprising the increase in operating expenses of $1,024,387 for the year ended December 31, 2010, compared to the year ended December 31, 2009, is set forth below:

	Years Ended
	December 31,	December 31,
	2010	2009	Increase
Operating Expenses
Base management fees	$218,876	$90,904	$127,972
Incentive fees	115,423	-	115,423
Administrative expenses allocated from Investment Adviser	404,633	269,384	135,249
Legal and professional fees	335,839	254,572	81,267
Directors' fees	108,000	99,000	9,000
Stock transfer agent fees	192,306	133,554	58,752
Printing and fulfillment expenses	108,192	25,501	82,691
Postage and delivery expenses	98,907	16,908	81,999
Stock issuance expenses	156,941	-	156,941
General and administrative expenses	291,885	116,792	175,093

Total Operating Expenses	$2,031,002	$1,006,615	$1,024,387

●
The increase of $127,972 in base management fees for the year ended December 31, 2010 compared to the year ended December 31, 2009 was the result of an increase in total assets on which the base management fee is calculated.  The increase in our total assets was primarily the result of net proceeds received from the sale of common stock in our continuous public offering.

●
The increase of $115,423 in incentive fees for the year ended December 31, 2010 compared to the year ended December 31, 2009 was the result of recording an incentive fee payable to our investment adviser on the unrealized appreciation of our NeoPhotonics and Livescribe portfolio company investments as of December 31, 2010, while we held no portfolio company investments with unrealized appreciation as of December 31, 2009.  The incentive fee is payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. While we generated no realized capital gains on our portfolio company investments during 2009 or 2010 and were not required to pay an incentive fee for 2010, we accrued an incentive fee of $115,423 as of December 31, 2010 with respect to $577,116 of net unrealized appreciation as of such date.  Since the incentive fee is only payable based on realized capital gains (after reduction for realized capital losses and unrealized depreciation), this accrued incentive fee of $115,423 may differ from the actual incentive fee that may be paid to Keating Investments depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the unrealized appreciation recorded as of December 31, 2010.

●
The increase of $135,249 in administrative expenses allocated from our investment adviser for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of: (i) the allocation to us of additional expenses associated with the management, coordination and administration of outreach activities designed to widen distribution of our shares in our continuous public offering, which expenses are expected to decline in conjunction with the conclusion of our continuous public offering on June 30, 2011, and (ii) the allocation to us of additional expenses associated with the management and implementation of our stockholder communications, investor relations and brand marketing initiatives.

●
The increase of $81,267 in legal and professional fees for the for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of: (i) an increase in audit and audit related expenses associated with the audit of our December 31, 2009 financial statements and reviews of our March 31, 2010, June 30, 2010 and September 30, 2010 financial statements, (ii) one-time professional fees for the enhancement and redesign of our Web site as we continue to implement our brand marketing strategy in anticipation of an expected listing of our shares by the end of 2011, (iii), fees paid to a third-party consulting firm engaged to assist us in documenting and testing our internal controls over financial reporting, and (iv) fees paid to a third-party valuation firm engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser.

●
The increase of $58,752 in stock transfer agent fees for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily related to stock transfer agent fees for our continuous public offering being incurred for an entire 12 month period during 2010 while stock transfer agent fees were not incurred during 2009 until June 2009 when our continuous public offering commenced.

●
The increase of $82,691 in printing and fulfillment expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was the result of: (i) an increase in the printing and production volume of periodic reports to our increasing stockholder base as required by state securities laws, (ii) an increase in the printing and production volume of other marketing and informational materials used in our investment origination activities, and (iii) an increase in fulfillment expenses related to inventory management and assembly of investor and broker-dealer kits and other marketing materials associated with our continuous public offering, which expenses are expected to decline following the conclusion of our continuous public offering on June 30, 2011.

●
The increase of $81,999 in postage and delivery expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of an increase in the volume of kits and other marketing materials mailed to investors and broker-dealers in conjunction with our continuous public offering, which expenses are expected to decline following conclusion of our continuous public offering on June 30, 2011.

●
The increase of $156,941 in stock issuance expenses for year ended December 31, 2010 compared to the year ended December 31, 2009 was the result of expensing stock issuance costs associated with maintaining the registration of our continuous public offering (i.e., legal, accounting, printing and blue sky expenses), which expenses had, prior to the first closing under our continuous public offering, been capitalized as deferred offering costs and which are amortized as a reduction to paid-in capital ratably over the remaining term of the offering.

●
The increase of $175,093 in general and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of: (i) an increase in travel and travel-related expenses directly related to our outreach activities designed to widen distribution of our shares in our continuous public offering, which expenses are expected to decline following conclusion of our continuous public offering on June 30, 2011, (ii) an increase in database and information service subscription expenses, and (iii) an increase in expenses associated with attending seminars and conferences resulting from our brand marketing initiatives.

A summary of the items comprising the increase in operating expenses of $463,650 for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008, is set forth below:

		Period from
		May 9, 2008
	Year Ended	(Inception) to
	December 31,	December 31,	Increase
	2009	2008	(Decrease)
Operating Expenses
Base management fees	$90,904	$11,990	$78,914
Administrative expenses allocated from Investment Adviser	269,384	28,041	241,343
Legal and professional fees	254,572	359,328	(104,756)
Directors' fees	99,000	53,189	45,811
Stock transfer agent fees	133,554	1,092	132,462
Printing and fulfillment expenses	25,501	19,187	6,314
Postage and delivery expenses	16,908	10,501	6,407
General and administrative expenses	116,792	59,637	57,155

Total Operating Expenses	$1,006,615	$542,965	$463,650

●
The increase of $78,914 in base management fees for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008 was the result of the base management fee incurred for an entire 12 month period during 2009 based on total assets during this period, while the base management fee was only incurred for the period from November 13, 2008 to December 31, 2008 during the period from May 9, 2008 (Inception) to December 31, 2008.

●
The increase of $241,343 in administrative expenses allocated from our investment adviser for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008 was the result of such expenses being allocated to us from Keating Investments for an entire 12 month period during 2009, while such expenses were only allocated to us from Keating Investments for the period from November 13, 2008 to December 31, 2008 during the period from May 9, 2008 (Inception) to December 31, 2008.

●
The decrease of $104,756 in legal and professional fees for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008 was primarily the result of a significant portion legal fees incurred during the year ended December 31, 2009 being classified as deferred offering costs related to the preparation and filing of the registration statement for our continuous public offering while the majority of legal and other professional fees we incurred in the period from May 9, 2008 (Inception) to December 31, 2008 related to our initial organization and formation as a business development company were expensed as incurred.

●
The increase of $45,811 in directors’ fees for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008 was the result of directors’ fees being incurred for an entire 12 month period during 2009, while directors’ fees were only incurred from June 1, 2008 to December 31, 2008 during the period from May 9, 2008 (Inception) to December 31, 2008.

●
The increase of $132,462 in stock transfer agent fees for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008 was the result of initial set-up and recurring stock transfer agent fees being incurred during 2009 commencing with our continuous public offering in June 2009, while only minor, administrative-related stock transfer agent fees were incurred during the period from May 9, 2008 (Inception) to December 31, 2008.

●
The increase of $57,155 in general and administrative expenses for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008 was primarily the result of: (i) directors and officers insurance expenses being incurred for an entire 12 month period during 2009, while such expenses were only incurred from September 1, 2008 to December 31, 2008 during the period from May 9, 2008 (Inception) to December 31, 2008, and (ii) travel related expenses being incurred for an entire 12 month period during 2009, while such expenses were only incurred from June 1, 2008 to December 31, 2008 during the period from May 9, 2008 (Inception) to December 31, 2008.

Net Investment Loss.  For the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008, our net investment loss totaled $1,976,993, $995,978 and $528,960, respectively.

The increase of $981,015 in net investment loss for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees and administrative expenses allocated from our investment adviser, (ii) an increase in professional fees including audit fees and fees paid to a third-party valuation firm, (iii) an increase in stock transfer agent fees, printing and fulfillment expenses and postage and delivery expenses, all of which are primarily associated with our continuous public offering, which expenses are expected to decline following the conclusion of our continuous public offering on June 30, 2011, (iv) stock issuance expenses associated with maintaining the registration of our continuous public offering (i.e. legal, accounting, printing and blue sky), (v) the accrual of an incentive fee payable to our investment adviser as of December 31, 2010 based on unrealized appreciation on our portfolio company investments as of such date, and (vi) an increase in general and administrative expenses as discussed above.

The increase of $467,018 in net investment loss for the year ended December 31, 2009 compared to the period from May 9, 2008 (Inception) to December 31, 2008  is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees and administrative expenses allocated from our investment adviser, (ii) an increase in stock transfer agent fees primarily associated with our continuous public offering, and (iii) an increase in general and administrative expenses as discussed above.

Net Change in Unrealized Appreciation on Investments.  For the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008, the net change in unrealized appreciation on investments totaled $577,116, $0 and $0, respectively.

The net change in unrealized appreciation on investments for the year ended December 31, 2010 was the result of: (i) $550,000 in unrealized appreciation on our convertible preferred stock investment in NeoPhotonics, (ii) $28,705 in unrealized appreciation on our convertible preferred stock investment in Livescribe, and (iii) $1,589 in unrealized depreciation on our convertible preferred stock warrant investment in Livescribe.  Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the aggregate fair value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations.  For the year ended December 31, 2010, the net decrease in our net assets resulting from operations was $1,399,877, or $1.01 per weighted average outstanding common share, which includes $577,116 in net unrealized appreciation on investments recorded during such period.

For the year ended December 31, 2009, the net decrease in our net assets resulting from operations was $995,978, or $1.75 per weighted average outstanding common share, and there was no unrealized appreciation or depreciation on investments during such period.

For the period from May 9, 2008 (Inception) to December 31, 2008, the net decrease in our net assets resulting from operations was $528,960, or $1.79 per weighted average outstanding common share, and there was no unrealized appreciation or depreciation on investments during such period.

Financial Condition, Liquidity and Capital Resources

In our initial private placement which was completed on November 12, 2008, we sold 569,800 shares of common stock at a price per share of $10.00, resulting in gross proceeds of $5,698,000 and net proceeds of $5,243,434 after payment of $454,566 in placement agent commissions and other offering costs.

On June 11, 2009, we commenced our continuous public offering pursuant to which we intend to sell from time-to-time up to 10 million shares of our common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers.  Our continuous public offering will conclude on June 30, 2011.  There can be no assurance that we will be able to sell all of the shares we are presently offering.  As of December 31, 2009, no shares of common stock had been sold and no proceeds had been received from our continuous public offering.

During the year ended December 31, 2010, we sold 2,290,399 shares of common stock in our continuous public offering at an average price of approximately $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,066 in dealer manager fees and commissions.  During 2011 through February 22, 2011, we sold an additional 851,177 shares of common stock in our continuous public offering at an average price of approximately $9.95 per share, resulting in gross proceeds of $8,469,970 and net proceeds of $7,660,599, after payment of $809,371 in dealer manager fees and commissions.

The following table summarizes the sales of our common stock under our continuous public offering by month since the offering commenced on June 11, 2009:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 2010	54,638	9.99	546,000	54,261	491,739
March 2010	175,283	9.98	1,749,436	171,896	1,577,540
April 2010	151,554	9.84	1,491,050	127,062	1,363,988
June 2010	233,277	9.98	2,327,331	227,840	2,099,491
July 2010	113,780	9.99	1,136,483	112,457	1,024,026
August 2010	203,128	9.99	2,028,643	200,493	1,828,150
September 2010	146,716	9.95	1,459,215	138,771	1,320,444
October 2010	249,310	9.96	2,482,410	238,622	2,243,788
November 2010	371,395	9.96	3,697,520	354,967	3,342,553
December 2010	476,623	9.96	4,745,065	455,454	4,289,611
January 2011	315,143	9.97	3,141,484	305,195	2,836,289
February 2011	536,034	9.94	5,328,486	504,176	4,824,310

	3,141,576	$9.96	$31,279,623	$3,005,437	$28,274,186

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

We plan to invest the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategy.  We anticipate that it will take us up to 12 to 24 months after conclusion of the continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment objective and strategy and depending on the availability of appropriate investment opportunities. We cannot assure you we will achieve our targeted investment pace.

We did not finalize or fund any portfolio company investments during 2008 or 2009.  During 2010, we made the following portfolio company investments:

●	On January 25, 2010, we completed a $1 million investment in the convertible preferred stock of NeoPhotonics.

●	On July 1, 2010, we completed a $500,500 investment in the convertible preferred stock and warrants of Livescribe.

●	On July 16, 2010, we completed a $999,991 investment in the convertible preferred stock of Solazyme.

•	On October 15, 2010, we completed a $1,100,000 investment in the convertible preferred stock of MBA Polymers.

During 2011 through the date of this annual report on Form 10-K, we made the following portfolio company investments;

●	On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers in the same series of convertible preferred stock as our initial investment.

We anticipate making five to ten investments per year depending upon the amount of capital we have available for investment and on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

Prior to investing in debt and equity securities of portfolio companies, we will invest the net proceeds from our continuous public offering primarily in cash, cash equivalents, certificates of deposit, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn only nominal yields.  Since we do not expect to generate significant interest or dividend income on our portfolio company investments, our ability to make distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.

We currently generate cash primarily from the net proceeds of our continuous public offering and our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock, if any, and the payment of operating expenses.  We do not expect that our interest and dividend income from portfolio company investments will be significant and, as a result, we do not expect to generate net ordinary income. To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income. Our primary source of investment income and possible distributions will be from net capital gains realized from the sale of our portfolio company investments.

The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  Distributions from realized net capital gains will typically be declared and paid at least annually. However, we may declare and pay periodic distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of our continuous public offering, we may also declare and pay periodic distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

Distributions to stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution. On February 11, 2011, our Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling approximately $446,837. This special cash distribution was paid based on the unrealized appreciation we had recorded on our NeoPhotonics investment and, as such, will be initially treated as a return of capital to our stockholders.  However, in the event we are able to sell all or a portion of our NeoPhotonics common shares at a gain during 2011 after the expiration of our six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to our stockholders.  We provide no assurance that we will be able to sell all or any portion of our NeoPhotonics common shares during 2011 and, even if such shares are sold, there is no assurance that we will be able to realize a gain on such sale.

While we paid a $0.13 per share cash distribution to our stockholders on February 17, 2011 based on the unrealized appreciation we had recorded on our NeoPhotonics investment, we may not be able to pay any future distributions unless we are able to generate net capital gains realized from the sale of our portfolio company investments.  We cannot assure you that we will achieve investment results that will allow us to pay any dividends or distributions or to make a targeted level of cash distributions or year-to-year increases in cash distributions.

Our distributions may exceed our net ordinary income and realized net capital gains, particularly during the period before we have substantially invested the net proceeds from our continuous public offering or realized any net capital gains from the disposition of our portfolio company investments, and we can give no assurance as to when we will begin to realize any net capital gains from the sale of our portfolio company investments, if ever.  Distributions that represent a return of capital may lower your tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets.  However, we will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).

As of December 31, 2010, we had cash resources of $18,253,299 (including cash, cash equivalents and certificates of deposit) and no indebtedness, other than accounts payable and accrued expenses incurred in the ordinary course of business, of $149,843, management fees, administrative expenses and reimbursable expenses payable to Keating Investments of $135,047, and incentives fees of $115,423 payable to Keating Investments based on the unrealized appreciation of our portfolio company investments.  As of December 31, 2009, we had cash resources of $3,367,918 (including cash, cash equivalents and certificates of deposit) and no indebtedness other than accounts payable and accrued expenses incurred in the ordinary course of business of $69,224 and management fees, administrative expenses and reimbursable expenses payable to Keating Investments of $114,667.

As of December 31, 2010, our cash resources included $13,500,000 of certificates of deposit with original maturities of four weeks (maturing on January 6, 2011), which have been classified as Short-term Investments in the Statement of Assets and Liabilities included in “Item 8.  Financial Statements and Supplementary Data” and which have been valued by us at amortized cost as of December 31, 2010.  The remainder of our cash resources of $4,753,299 as of December 31, 2010 was held in depository accounts at Steele Street Bank & Trust, who serves as our custodian.   As of December 31, 2009, our cash resources included $3,000,000 of certificates of deposit with original maturities of four weeks (maturing on January 7, 2010), which have been classified as Short-term Investments in the Statement of Assets and Liabilities included in “Item 8.  Financial Statements and Supplementary Data” and which were valued by us at amortized cost as of December 31, 2009.  The remainder of our cash resources of $367,918 as of December 31, 2009 was held in depository accounts at Steele Street Bank & Trust.

As of December 31, 2010, we had net assets of $22,456,400 and, based on 2,860,299 shares of common stock outstanding, a net asset value per common share of $7.85.  As of December 31, 2009, we had net assets of $3,719,496 and, based on 569,900 shares of common stock outstanding, a net asset value per common share of $6.53.

Recent Developments

During 2011 through February 22, 2011, we had sales of common stock in our continuous public offering as follows:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 2011	315,143	9.97	3,141,484	305,195	2,836,289
February 2011	536,034	9.94	5,328,486	504,176	4,824,310

	851,177	$9.95	$8,469,970	$809,371	$7,660,599

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

On February 2, 2011, NeoPhotonics, our first portfolio company, completed an initial public offering selling 7,500,000 shares of common stock at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, our NeoPhotonics preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares are subject to a 180-day lock-up provision.

On February 11, 2011, our Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to our stockholders as of February 15, 2011. As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling approximately $446,837. This special cash distribution was paid based on the unrealized appreciation we had recorded on our NeoPhotonics investment and, as such, will be initially treated as a return of capital to our stockholders.  However, in the event we are able to sell all or a portion of our NeoPhotonics common shares at a gain during 2011 after the expiration of our six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to our stockholders.  This special distribution resulted in a decrease in our net asset value per share.

 On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers in the same series of convertible preferred stock as our initial investment.  Our additional investment was part of an aggregate additional offering of approximately $14.6 million.

Contractual Obligations

We have entered into a contract under which we have material future commitments, the Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components; (i) a base management fee, and (ii) an incentive fee. We also reimburse Keating Investments for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including an allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

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

Our Board of Directors (including the independent directors) is expected to consider the renewal of our Investment Advisory and Administrative Services Agreement with Keating Investments for an additional year at its meeting scheduled for March 2011. If for any reason our independent directors elect not to renew our Investment Advisory and Administrative Services Agreement by May 14, 2011, we may not be able to find a new investment adviser or hire internal management with similar expertise.

 Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements.

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

Our investment adviser’s senior investment professionals, Messrs. Keating, Mankekar, Schweiger and Rogers, and the additional administrative personnel currently retained by Keating Investments, are expected to devote a majority of their business time to our operations. Currently, these senior investment professionals do not serve as principals of other investment funds affiliated with Keating Investments; however, they may do so in the future. If they do, persons and entities may in the future manage investment funds with investment objectives similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments. In the event that Keating Investments or its affiliates provide investment advisory services to other entities, we expect that our management and our independent directors will attempt to resolve any conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in new portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.

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

As a business development company, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by Keating Investments, or any of its affiliates has an investment. We may also be limited in our ability to co-invest in a portfolio company with Keating Investments or one or more of its affiliates. Subject to obtaining exemptive relief from the SEC, we intend to co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of portfolio investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of December 31, 2010 and December 31, 2009, approximately 18.51% and 0%, respectively, of our net assets represented investments in portfolio companies valued at fair value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

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

As of December 31, 2010, all of our investments in portfolio companies were deemed to be Level 3 assets (see Note 3, Valuation of Investments, included in “Item 8. Financial Statements and Supplementary Data.”)

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

●
A nationally recognized third-party valuation firm engaged by our Board of Directors reviews these preliminary valuations at such times as determined by the Company’s Board of Directors, but in all cases a review will be conducted by the third-party valuation firm for each new portfolio company investment made during a calendar quarter and at least annually thereafter;

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

Deferred Offering Costs. Deferred offering costs are comprised of expenses directly related to our continuous public offering that were previously deferred and which are currently being amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of our continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other offering-related expenses are capitalized and subsequently amortized and charged against the gross proceeds of the continuous public offering on a straight-line basis over the remaining term of the offering.

Federal Income Taxes.  We have satisfied the requirements to qualify as a RIC and will elect to be treated as a RIC under Subchapter M of the Code for our 2010 taxable year when we file our 2010 tax return.  We also intend to qualify annually thereafter as a RIC.  In future years, if we do not meet the criteria to qualify as a RIC, we will be taxed as a regular corporation under Subchapter C of the Code. We intend to operate so as to continue to qualify to be taxed as a RIC and, as such, to not be subject to federal income tax on the portion of our net ordinary income and realized net capital gains distributed to stockholders. To qualify for RIC tax treatment, we are required to annually distribute at least 90% of our investment company taxable income. See “Business – Material U.S. Federal Income Tax Considerations.”

 Because federal income tax regulations differ from accounting principles generally accepted in the United States of America, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Our business activities contain elements of risk.  We consider the primary types of market risk attributable to us to be valuation risk and interest rate risk.

Valuation Risk.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See Note 3, Valuation of Investments, included in “Item 8. Financial Statements and Supplementary Data.”)

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

Interest Rate Risk.  As a significant portion of the net proceeds from our continuous public offering have been invested in short term investments, primarily certificates of deposit, pending subsequent investment in suitable portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates.

As of December 31, 2010, $13,500,000 was invested in certificates of deposit with original maturities of four weeks (maturing on January 6, 2011) at an effective annualized interest rate of approximately 0.45%. Assuming no other changes to our holdings as of December 31, 2010, a one percentage point change in the underlying interest rate payable on our certificate of deposit investments as of December 31, 2010 would not have a material effect on the amount of interest income earned from our certificate of deposit investments for the following 90-day period.

            We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.

 Item 8.                 Financial Statements and Supplementary Data

Keating Capital, Inc.
Index to Financial Statements

Page(s)
Financial Statements

Report of Independent Registered Public Accounting Firm	78

Statements of Assets and Liabilities as of December 31, 2010 and December 31, 2009	79

Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	80

Statements of Changes in Net Assets for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	81

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	82

Schedule of Investments as of December 31, 2010	83

Schedule of Investments as of December 31, 2009	84

Financial Highlights for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	85

Notes to Financial Statements	86

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Keating Capital, Inc.

We have audited the accompanying statements of assets and liabilities of Keating Capital, Inc. (the “Company,” a Maryland corporation), including the schedule of investments, as of December 31, 2010 and 2009, and the related statements of operations, cash flows, changes in net assets and financial highlights for each of the two years in the period ended December 31, 2010, and the period from May 9, 2008 (inception) through December 31, 2008. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of December 31, 2010 and 2009, by correspondence with the custodian and brokers.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Keating Capital, Inc. as of December 31, 2010 and 2009, and the results of its operations, its cash flows, the changes in its net assets, and the financial highlights for each of the two years in the period ended December 31, 2010, and the period from May 9, 2008 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Denver, Colorado
February 28, 2011

Keating Capital, Inc.
Statements of Assets and Liabilities

	December 31,	December 31,
	2010	2009

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments
(cost: $3,600,491 at December 31, 2010)	$4,177,607	$-
Short-term investments at fair value
(cost: $13,500,000 and $3,000,000 at December 31, 2010 and 2009, respectively)	13,500,000	3,000,000
Cash and cash equivalents	4,753,299	367,918
Prepaid expenses and other assets	92,125	33,572
Deferred offering costs	333,682	501,897

Total Assets	22,856,713	3,903,387

Liabilities
Base management fees payable to Investment Adviser	90,631	29,468
Incentive fees payable to Investment Adviser	115,423	-
Administrative expenses payable to Investment Adviser	41,348	67,136
Reimbursable expenses payable to Investment Adviser	3,068	18,063
Accounts payable	80,275	32,113
Accrued expenses and other liabilities	69,568	37,111

Total Liabilities	400,313	183,891

Net Assets	$22,456,400	$3,719,496

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
2,860,299 and 569,900 shares issued and outstanding as of
December 31, 2010 and 2009, respectively	$2,860	$570
Additional paid-in capital	25,378,355	5,243,864
Accumulated undistributed net investment loss	(3,501,931)	(1,524,938)
Net unrealized appreciation on investments	577,116	-

Net Assets	$22,456,400	$3,719,496

Common Shares Outstanding	2,860,299	569,900

Net Asset Value Per Outstanding Common Share	$7.85	$6.53

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations

			Period from
			May 9, 2008
	Years Ended		(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2008

Investment Income
Interest and dividend income:
Certificate of deposit and money market investments	$44,009	$10,637	$14,005
Other income	10,000	-	-

Total Investment Income	54,009	10,637	14,005

Operating Expenses
Base management fees	218,876	90,904	11,990
Incentive fees	115,423	-	-
Administrative expenses allocated from Investment Adviser	404,633	269,384	28,041
Legal and professional fees	335,839	254,572	359,328
Directors' fees	108,000	99,000	53,189
Stock transfer agent fees	192,306	133,554	1,092
Printing and fulfillment expenses	108,192	25,501	19,187
Postage and delivery expenses	98,907	16,908	10,501
Stock issuance expenses	156,941	-	-
General and administrative expenses	291,885	116,792	59,637

Total Operating Expenses	2,031,002	1,006,615	542,965

Net Investment Loss	(1,976,993)	(995,978)	(528,960)

Net Change in Unrealized Appreciation on Investments
Non-control/non-affiliate investments	577,116	-	-

Net Change in Unrealized Appreciation On Investments	577,116	-	-

Net Decrease in Net Assets Resulting From Operations	$(1,399,877)	$(995,978)	$(528,960)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(1.01)	$(1.75)	$(1.79)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	1,383,537	569,900	294,824

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets

			Period from
			May 9, 2008
	Years Ended		(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2008

Changes in Net Assets from Operations
Net investment loss	$(1,976,993)	$(995,978)	$(528,960)
Net change in unrealized appreciation on investments	577,116	-	-

Net Decrease in Net Assets Resulting from Operations	(1,399,877)	(995,978)	(528,960)

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in private offering:
569,900 shares at $10.00 per share:	-	-	5,699,000
Issuance of common stock in continuous public offering:
2,290,399 shares at an average price of $9.96 per share (1)	22,809,653	-	-
Offering costs from issuance of common stock	(2,196,066)	-	(454,566)
Amortization of deferred offering costs	(476,806)	-	-

Net Increase in Net Assets Resulting From
Capital Stock Transactions	20,136,781	-	5,244,434

Net Increase (Decrease) in Net Assets	18,736,904	(995,978)	4,715,474

Net assets at beginning of period	3,719,496	4,715,474	-

Net Assets at End of Period (2)	$22,456,400	$3,719,496	$4,715,474

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(2)	Net Assets at December 31, 2010, 2009 and 2008 include no accumulated undistributed net investment income and no accumulated undistributed net realized gains.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows

			Period from
			May 9, 2008
	Years Ended		(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2008

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(1,399,877)	$(995,978)	$(528,960)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(577,116)	-	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(58,553)	(2,124)	(31,448)
Increase in base management fees payable to
Investment Adviser	61,163	17,478	11,990
Increase in incentive fees payable to Investment Adviser	115,423	-	-
(Decrease) increase in administrative expenses payable to
Investment Adviser	(25,788)	39,095	28,041
(Decrease) increase in reimbursable expenses payable to
Investment Adviser	(14,995)	4,188	13,875
Increase (decrease) in accounts payable	48,162	(3,670)	35,783
Increase in accrued expenses and other liabilities	32,457	32,111	5,000

Net cash used in operating activities	(1,819,124)	(908,900)	(465,719)

Cash Flows From Investing Activities
Investments in portfolio companies	(3,600,491)	-	-
Purchases of short-term investments	(84,000,000)	(16,703,814)	(4,411,127)
Proceeds from sales and maturities of short-term investments	73,500,000	18,114,941	-

Net cash (used in) provided by investing activities	(14,100,491)	1,411,127	(4,411,127)

Cash Flows From Financing Activities
Gross proceeds from issuance of common stock	22,809,653	-	5,699,000
Offering costs from issuance of common stock	(2,196,066)	-	(454,566)
Additions to deferred stock offering costs	(308,591)	(501,897)	-

Net cash provided by (used in) financing activities	20,304,996	(501,897)	5,244,434

Net increase in cash and cash equivalents	4,385,381	330	367,588

Cash and cash equivalents, beginning of period	367,918	367,588	-

Cash and cash equivalents, end of period	$4,753,299	$367,918	$367,588

Supplemental Disclosure of Non-Cash Financing Activities
Amortization of deferred offering costs	$476,806	$-	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments as of December 31, 2010

					% of
Portfolio Company / Type of Investment (1)	Industry	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
NeoPhotonics Corporation
Series X Convertible Preferred Stock (3)(4)(7)	Technology Equipment	10,000	$1,000,000	$1,550,000	6.90%

Livescribe, Inc.	Consumer Products
Series C Convertible Preferred Stock (3)(4)		1,000,000	471,295	500,000	2.23%
Series C Convertible Preferred Stock
Warrants (5)		125,000	29,205	27,616	0.12%

Solazyme, Inc.	Clean Technology
Series D Convertible Preferred Stock (3)(4)		112,927	999,991	999,991	4.45%

MBA Polymers, Inc.	Clean Technology
Series G Convertible Preferred Stock (3)(4)		1,100,000	1,100,000	1,100,000	4.90%

Total Non-Control/Non-Affiliate Investments (2)
Private Portfolio Companies			$3,600,491	$4,177,607	18.60%

Short-Term Investments
Certificates of Deposit (6)
Maturing on January 6, 2011
Annual Percentage Yield of 0.45%			$13,500,000	$13,500,000	60.12%

Total Short-Term Investments			$13,500,000	$13,500,000	60.12%

(1)
Control investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which  more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.  Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% of the voting securities are owned.  Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(2)
The aggregate cost basis for federal income tax purposes of Non-Control/Non-Affiliate investments is $3,600,491.  The gross unrealized appreciation based on the tax cost basis of these securities is $578,705.  The gross unrealized depreciation based on the tax cost basis of these securities is $1,589.

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

(5)
The Warrants grant the holder the right to purchase shares of Series C convertible preferred stock at an exercise price of $0.50 per share. The Warrants have a contractual life of five years, expiring on June 30, 2015.

(6)	Fair value reflects amortized cost as of December 31, 2010.
(7)
On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock at a price of $11.00 per share. Prior to the initial public offering, the Company’s Series X convertible preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares are subject to a 180-day lockup provision (see Note 8).

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

Keating Capital, Inc.
Financial Highlights

			Period from
			May 9, 2008
	Years Ended		(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2008

Per Common Share Data
Net asset value, beginning of period (1)	$6.53	$8.27	$-

Net investment loss (2)	(1.43)	(1.75)	(0.93)
Net change in unrealized appreciation from investments (2)	0.42	-	-

Net decrease in net assets resulting from operations (3)	(1.01)	(1.75)	(0.93)

Capital stock transactions:
Issuance of common stock in private offering (2)	-	-	10.00
Issuance of common stock in continuous public offering (4)	4.26	-	-
Offering costs from issuance of common stock (2)	(1.59)	-	(0.80)
Amortization of deferred offering costs (2)	(0.34)	-	-

Net increase in net assets from capital stock transactions	2.33	-	9.20

Net asset value, end of period (1)	$7.85	$6.53	$8.27

Common shares outstanding, beginning of period	569,900	569,900	-
Common shares outstanding, end of period	2,860,299	569,900	569,900
Weighted average common shares outstanding during period	1,383,537	569,900	294,824
Total return based on change in net asset value (5)(6)(7)	20.21%	-21.04%	-11.08%

Supplemental Data and Ratios
Net assets, beginning of period	$3,719,496	$4,715,474	$-
Net assets, end of period	$22,456,400	$3,719,496	$4,715,474
Average net assets during period	$13,087,948	$4,217,485	$2,357,737
Ratio of operating expenses to average net assets (8)	15.52%	23.87%	35.62%
Ratio of net investment loss to average net assets (8)	-15.11%	-23.62%	-34.70%
Portfolio turnover (9)	-	-	-

(1)	Based on total shares outstanding at the beginning and end of the corresponding period.
(2)
Based on weighted average shares outstanding during the period for the years ended December 31, 2010 and 2009 and total shares outstanding at the end of the period for the period from May 9, 2008 (Inception) to December 31, 2008. If net investment loss for the period from May 9, 2008 (Inception) to December 31, 2008 is calculated using weighted average shares outstanding during the period, the resulting net investment loss per share is $1.79.

(3)
Net decrease in net assets resulting from operations per share for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008 include rounding adjustments to reconcile the change in net asset value per share for each period.

(4)	Represents the average increase in net asset value attributable to each share issued during the year ended December 31, 2010.
(5)
The total return calculations for the years ended December 31, 2010 and 2009 were based solely on the changes in the Company's net asset values.  For the years ended December 31, 2010 and 2009, no distributions were paid with respect to the Company's shares.

(6)	Total return for the years ended December 31, 2010 and 2009 was calculated as the change in net asset value for each period, divided by the net asset value per share at the beginning of each period.
(7)
Total return for the period from May 9, 2008 (Inception) through December 31, 2008 was calculated as the change in net asset value based on an initial investment at $9.30 per share (which represents the offering price per share in the Company's initial private placement, net of placement agent commissions) to the net asset value per share on December 31, 2008, divided by the initial private placement price of $9.30 per share.

(8)	Ratios for the Period from May 9, 2008 (Inception) to December 31, 2008 have been annualized.
(9)
For the year ended December 31, 2010, the only investment activity subject to the calculation of portfolio turnover was an aggregate of $3,600,491 in portfolio company investments.  As there were no sales of portfolio company investments during the year, there was no portfolio turnover.  For the year ended December 31, 2010, there was no investment activity subject to the calculation of portfolio turnover.

The accompanying notes are an integral part of these financial statements.

 Keating Capital, Inc.
Notes to Financial Statements

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. During 2010, the Company satisfied the requirements to qualify as a regulated investment company (“RIC”).  The Company will elect to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”) for its 2010 taxable when it files its 2010 tax return (see Federal and State Income Taxes under Note 2).  Prior to its 2010 taxable year, the Company was taxable as a regular corporation under Subchapter C of the Code.

The Company seeks to invest principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Under the Company’s investment process, it typically makes a single investment, principally consisting of convertible preferred stock, convertible debt or other equity, after it is satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within the Company’s desired timeframes and has substantially completed certain audit and governance requirements to the Company’s satisfaction prior to the closing of the Company’s investment.

Keating Investments, LLC (“Keating Investments” or the “Investment Adviser”) serves as the Company’s external investment adviser and also provides the Company with administrative services necessary for it to operate.  In this capacity, Keating Investments is primarily responsible for the selection, evaluation, structure, valuation and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors.  Keating Investments is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

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

Reclassifications

For the year ended December 31, 2010, the Company separately classified Stock Transfer Agent Fees, Printing and Fulfillment Expenses and Postage and Delivery Expenses as individual line items in its Statement of Operations.  Stock Transfer Agent Fees were previously included as a component of Legal and Professional Fees, and Printing and Fulfillment Expenses and Postage and Delivery Expenses were previously included as components of General and Administrative Expenses in the Statement of Operations.  For comparative purposes, these line items have also been separately classified in the Company’s Statement of Operations for the year ended December 31, 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates and the differences could be material.  The Company considers its significant estimates to include the fair value of investments in portfolio company securities.

Valuation of Investments

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”).  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets (see Note 3).

Keating Capital, Inc.
Notes to Financial Statements

At December 31, 2010, the Company’s financial statements included portfolio company investments valued at $4,177,607, with a cost of $3,600,491.  The fair value of the Company’s portfolio company investments was determined in good faith by the Company’s Board of Directors and in accordance with ASC 820.  Upon sale of the Company’s portfolio company investments, the value that is ultimately realized could be different from what is currently reflected in the Company’s financial statements, and this difference could be material.

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

Deferred Offering Costs

Deferred offering costs are comprised of expenses directly related to the continuous public offering of the Company’s common stock that were previously deferred and which are currently being amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred while other offering-related expenses are capitalized and subsequently amortized and charged against the gross proceeds of the continuous public offering on a straight-line basis over the remaining term of the offering (see Note 6).

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

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.

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

No dividend income from portfolio company investments was recorded for the years ended December 31, 2010 and 2009 or for the period from May 9, 2008 (Inception) to December 31, 2008.

Keating Capital, Inc.
Notes to Financial Statements

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

During the year ended December 31, 2010, the Company recorded $10,000 in other income representing a non-refundable due diligence fee received from a prospective portfolio company in December of 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

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

Federal and State Income Taxes

During 2010, the Company satisfied the requirements to qualify as a RIC under Subchapter M of the Code and will elect to be treated as a RIC for U.S. federal income tax purposes for its 2010 taxable year when it files its 2010 tax return.  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally realized net long-term capital gains in excess of realized net short-term capital losses) that the Company distributes to its stockholders from its taxable earnings and profits. To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its investment company taxable income. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.  The Company has made no provision for income taxes as it will elect to be treated as a RIC for its 2010 taxable year and did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2010

Prior to its 2010 taxable year, the Company was taxed as a C corporation.  A corporation that converts to taxation as a RIC may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gains,” which are assets whose fair market value as of the effective date of the election exceeds their tax bases.  In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC.  Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time.  As of December 31, 2009, the Company did not have any built-in gains and, accordingly, it does not anticipate having to pay any corporate level tax as a result of its election to be treated as a RIC beginning with its 2010 taxable year.

A corporation that converts to taxation as a RIC is also required, by the end of its first taxable year as a RIC, to eliminate the earnings and profits it may have accumulated while it was taxable as a C corporation. This is accomplished by paying to its stockholders in the first quarter of the tax year for which it makes a RIC election a cash dividend representing all of its accumulated earnings and profits (if any) for the period from inception through the end of the prior tax year.  For the period from inception through December 31, 2009, while the Company was taxable as a C corporation, it generated a cumulative net operating loss and, accordingly, the Company will not be required to make any distributions to satisfy this requirement to eliminate accumulated earnings and profits.

Keating Capital, Inc.
Notes to Financial Statements

Accounting Standards Codification Topic 740, “Income Taxes,” (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in a Company’s financial statements.  ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2008, 2009 and 2010 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

As of December 31, 2010 and 2009, the Company had not recorded a liability for any unrecognized tax benefits.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

The aggregate cost of portfolio company securities for federal income tax purposes and portfolio company securities with unrealized appreciation and depreciation based on tax cost basis, were as follows as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Aggregate cost of portfolio company securities
for federal income tax purposes	$3,600,491	$-

Gross unrealized appreciation of portfolio company securities	578,705	-
Gross unrealized depreciation of portfolio company securities	(1,589)	-

Net unrealized appreciation of portfolio company securities	$577,116	$-

Dividends and Distributions
Dividends and distributions to common stockholders are recorded when declared. No dividends or distributions were declared or paid during the period from May 9, 2008 (Inception) to December 31, 2010.

Net realized capital gains, if any, after reduction for any incentives fees payable to the investment adviser, are expected to be distributed at least annually.  In the event the Company retains some or all of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser, the Company will likely designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.

On February 11, 2011, the Company’s Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to the Company’s stockholders of record as of February 15, 2011 (see Note 8).

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

●
A nationally recognized third-party valuation firm engaged by the Company’s Board of Directors reviews these preliminary valuations at such times as determined by the Company’s Board of Directors, but in all cases a review will be conducted by the third-party valuation firm for each new portfolio company investment made during a calendar quarter and at least annually thereafter;

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

Investment Categories and Approaches to Determining Fair Value

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Keating Capital, Inc.
Notes to Financial Statements

The Company applies the framework for determining fair value as described above to the valuation of investments in each of the following categories:

Short-Term Investments

Short-term investments, which include certificates of deposit with original maturities of 90 days or less, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase.

During the year ended December 31, 2010, the Company’s short term investments were comprised exclusively of investments in certificates of deposit with four week maturities, which the Company typically purchases each month upon maturity of existing certificates of deposit, resulting in cumulative purchases totaling $84,000,000 and cumulative maturities totaling $73,500,000.  During the year ended December 31, 2009, the Company’s short term investments were comprised of investments in certificates of deposit with four week maturities and investments in money market funds, with cumulative purchases of $16,703,814 and cumulative sales of $18,114,941.  During the period from May 9, 2008 (Inception) through December 31, 2008, the Company’s short term investments were comprised of Investments in money market funds, with cumulative purchases of $4,411,127 and no sales.

Equity Investments
Equity investments for which market quotations are readily available will generally be valued at the most recently available closing market prices.

The fair value of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, when there are restrictions on resale, when there are specific concerns about the receptiveness of the capital markets to a specific company at a certain time, or other factors.

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

Portfolio Company Investments

On January 25, 2010, the Company made a $1,000,000 investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”).  NeoPhotonics is headquartered in San Jose, California and develops and manufactures photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.   On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock at a price of $11.00 per share.  Prior to the initial public offering, the Company’s preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares are subject to a 180-day lock-up provision (see Note 8).

Keating Capital, Inc.
Notes to Financial Statements

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

On October 15, 2010, the Company made a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  MBA Polymers is a private company headquartered in Richmond, California and is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  On February 22, 2011, the Company made an additional $900,000 investment in MBA Polymers Series G convertible preferred stock (see Note 8).

Since NeoPhotonics, Livescribe, Solazyme and MBA Polymers were private companies for which market quotations for their shares were not readily available as of December 31, 2010, the fair value of the Company’s investments in each of these companies was determined in accordance with the Company’s valuation policy for such types of equity investments, including a review of the fair value of each investment being performed by a nationally recognized third-party valuation firm.

Except for the Company’s investments in NeoPhotonics, Livescribe, Solazyme and MBA Polymers, there were no other purchases of equity investments during the years ended December 31, 2010 , 2009 and during the period from May 9, 2008 (Inception) through December 31, 2008.  There were no sales of equity investments during the years ended December 31, 2010, 2009 and during the period from May 9, 2008 (Inception) through December 31, 2008.

Fair Value of Investments

Each of the Company’s portfolio company investments were categorized as Level 3 in the fair value hierarchy as of December 31, 2010.  The following table categorizes the Company’s short-term investments and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of December 31, 2010 and 2009:

	Quoted Prices In	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value

As of December 31, 2010
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$4,149,991	$4,149,991
Preferred Stock Warrants	-	-	27,616	27,616

Short-Term Investments:
Certificates of Deposit (1)
(Maturing on January 6, 2011)	-	13,500,000	-	13,500,000

Total Investments at Fair Value	$-	$13,500,000	$4,177,607	$17,677,607

As of December 31, 2009
Short-Term Investments:
Certificates of Deposit (1)
(Maturing on January 7, 2010)	$-	$3,000,000	$-	$3,000,000

Total Investments at Fair Value	$-	$3,000,000	$-	$3,000,000

(1)	Fair value reflects amortized cost as of December 31, 2010 and 2009.

Keating Capital, Inc.
Notes to Financial Statements

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	Level 3	Level 3
	Portfolio Company	Portfolio Company
	Investments	Investments
Year ended December 31, 2010:	(Preferred Stock)	(Warrants)	Total

Fair Value at December 31, 2009	$-	$-	$-

New investments in Level 3 portfolio company securities at cost	3,571,286	29,205	3,600,491

Total unrealized appreciation (depreciation) included in change
in net assets	578,705	(1,589)	577,116

Fair Value at December 31, 2010	$4,149,991	$27,616	$4,177,607

Total gains and losses for the year ended December 31, 2010
included in change in net assets atrributable to the change
in unrealized gains or losses relating to investments still held
at December 31, 2010	$578,705	$(1,589)	$577,116

4.	Investment Portfolio

As of December 31, 2010, the Company’s investment portfolio, excluding short-term investments, consisted exclusively of convertible preferred stock and warrant investments in privately held companies.  As of December 31, 2010, the Company had convertible preferred stock and warrant investments in four private portfolio companies with an aggregate cost of $3,600,491 and an aggregate fair value of $4,177,607.  As of December 31, 2009, the Company had not made any portfolio company investments, and the Company’s investment portfolio consisted solely of short-term investments.

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value as of December 31, 2010.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
	Cost	Fair Value	At Fair Value	At Fair Value

As of December 31, 2010
Private Portfolio Companies:
NeoPhotonics Corporation	$1,000,000	$1,550,000	37.10%	6.90%
Livescribe, Inc.	500,500	527,616	12.63%	2.35%
Solazyme, Inc.	999,991	999,991	23.94%	4.45%
MBA Polymers, Inc.	1,100,000	1,100,000	26.33%	4.90%

Total - Private Portfolio Companies	$3,600,491	$4,177,607	100.00%	18.60%

Keating Capital, Inc.
Notes to Financial Statements

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by industry classification as of December 31, 2010.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
	Cost	Fair Value	At Fair Value	At Fair Value

As of December 31, 2010
Private Portfolio Companies:
Technology Equipment	$1,000,000	$1,550,000	37.10%	6.90%
Consumer Products	500,500	527,616	12.63%	2.35%
Clean Technology	2,099,991	2,099,991	50.27%	9.35%

Total - Private Portfolio Companies	$3,600,491	$4,177,607	100.00%	18.60%

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by geographic region of the United States as of December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

			Percentage of
			Portfolio Company	Percentage of
			Investments	Net Assets
Geographic Location	Cost	Fair Value	At Fair Value	At Fair Value

As of December 31, 2010
West	$3,600,491	$4,177,607	100.00%	18.60%

Total	$3,600,491	$4,177,607	100.00%	18.60%

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

Keating Capital, Inc.
Notes to Financial Statements

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings for the years ended December 31, 2010 and 2009, or the period from May 9, 2008 (Inception) to December 31, 2008.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $218,876, $90,904 and $11,990 for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008, respectively.  As of December 31, 2010 and 2009, Base Fees payable to Keating Investments were $90,631 and $41,387, respectively.

At December 31, 2009, the aggregate Base Fee liability payable to Keating Investments of $41,387 was comprised of: (i) $29,468 accrued as “Base management fees payable to Investment Adviser” in the accompanying Statement of Assets and Liabilities, and (ii) $11,919 included in “Accounts Payable” in the accompanying Statement of Assets and Liabilities.  The $11,919 included in Accounts Payable represented amounts (25% of cumulative Base Fees earned) that Keating Investments agreed to defer the collection of until the Company had completed at least one portfolio company investment.  As the Company completed its first portfolio company investment on January 25, 2010, the previously deferred Base Fees of $11,919 included in Accounts Payable at December 31, 2009, were paid to Keating Investments during the first quarter of 2010.

Incentive Fee

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio.  Keating Investments is not entitled to an incentive fee on investment income generated from interest or dividends on its portfolio investments.

During the years ended December 31, 2010 and 2009, and during the period from May 9, 2008 (Inception) to December 31, 2008, no incentive fees were earned by or payable to Keating Investments in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate any realized capital gains during such periods.  However, as of December 31, 2010, the Company accrued an incentive fee payable to Keating Investments in the amount of $115,423 with respect to $577,116 of net unrealized appreciation on its portfolio company investments as of December 31, 2010.  Since the incentive fee is only payable based on realized capital gains (after reduction for realized capital losses and unrealized depreciation), this accrued incentive fee of $115,423 may differ from the actual incentive fee that may be paid to Keating Investments depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the unrealized appreciation recorded as of December 31, 2010.

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

In addition, Keating Investments assists the Company with its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing stockholder and investor relations services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns, printing and disseminating reports to its stockholders, providing support for its risk management efforts and generally overseeing the payment of its expenses and performance of administrative and professional services rendered to the Company by others.

The Company reimburses Keating Investments for the allocable portion of overhead and other expenses incurred by Keating Investments in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Keating Capital, Inc.
Notes to Financial Statements

The Company recorded allocated administrative expenses of $404,633, $269,384 and $28,041 for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008, respectively.  As of December 31, 2010 and 2009, allocated administrative expenses payable to Keating Investments were $41,348 and $67,136, respectively.

Reimbursable Expenses

Reimbursable expenses payable to Keating Investments totaling $3,068 and $18,063 in the accompanying Statement of Assets and Liabilities at December 31, 2010 and 2009, respectively, represent amounts owed to Keating Investments for direct expenses of the Company that were paid on its behalf by Keating Investments.

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

Unless earlier terminated as described below, the Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year-to-year thereafter if approved annually by: (i) the vote of a majority of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement. The Company’s Board of Directors (including its independent directors) is expected to consider the renewal of the Investment Advisory and Administrative Services Agreement for an additional year at its meeting scheduled for March 2011.

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

Keating Capital, Inc.
Notes to Financial Statements

On June 11, 2009, the Company commenced a continuous public offering pursuant to which the Company intends to sell from time-to-time up to 10 million shares of its common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers, through the period ending June 30, 2011.  During the period from June 11, 2009 through December 31, 2009, no shares of common stock were sold and no proceeds were received from the Company’s continuous public offering.  During the year ended December 31, 2010, the Company sold 2,290,399 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,606 in dealer manager fees and commissions.

The following table summarizes the sales of the Company’s common stock under its continuous public offering by month during the year ended December 31, 2010:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February	54,638	9.99	546,000	54,261	491,739
March	175,283	9.98	1,749,436	171,896	1,577,540
April	151,554	9.84	1,491,050	127,062	1,363,988
June	233,277	9.98	2,327,331	227,840	2,099,491
July	113,780	9.99	1,136,483	112,457	1,024,026
August	203,128	9.99	2,028,643	200,493	1,828,150
September	146,716	9.95	1,459,215	138,771	1,320,444
October	249,310	9.96	2,482,410	238,622	2,243,788
November	371,395	9.96	3,697,520	354,967	3,342,553
December	476,623	9.96	4,745,065	455,454	4,289,611

	2,290,399	$9.96	$22,809,653	$2,196,066	$20,613,587

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Deferred offering costs are comprised of: (i) $501,897 of expenses directly related to the continuous public offering that were deferred prior to the first closing on January 11, 2010, and (ii) $308,591 of other offering-related expenses incurred subsequent to January 11, 2010 through December 31, 2010.  Deferred offering costs are being amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first closing on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  During the year ended December 31, 2010, deferred offering costs totaling $476,806 were amortized and charged as a reduction to additional paid-in capital.

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (i.e., legal, accounting, printing and blue sky) are expensed as incurred.  During the year ended December 31, 2010, $156,941 in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and are classified as “Stock issuance expenses” in the accompanying Statement of Operations.

Keating Capital, Inc.
Notes to Financial Statements

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008:

			Period from
			May 9, 2008
	Years Ended		(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2008

Numerator for decrease in net assets per share	$(1,399,877)	$(995,978)	$(528,960)

Denominator for basic and diluted
weighted average shares	1,383,537	569,900	294,824

Basic and diluted net decrease in net assets per share
resulting from operations	$(1.01)	$(1.75)	$(1.79)

During the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008, the Company had no dilutive securities outstanding.

8.	Subsequent Events

The following table summarizes the sales of the Company’s common stock under its continuous public offering from January 1, 2011 through February 22, 2011:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 2011	315,143	9.97	3,141,484	305,195	2,836,289
February 2011	536,034	9.94	5,328,486	504,176	4,824,310

	851,177	$9.95	$8,469,970	$809,371	$7,660,599

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

On February 2, 2011, NeoPhotonics, the Company’s first portfolio company, completed an initial public offering selling 7,500,000 shares of common stock at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, the Company’s Series X convertible preferred stock converted at a conversion price of $6.25 per share into 160,000 shares of NeoPhotonics common stock, which common shares are subject to a 180-day lock-up provision.  At December 31, 2010, the Company’s Series X convertible preferred stock investment in NeoPhotonics was valued at $1,550,000, including $550,000 in unrealized appreciation based upon a fair value determination made in good faith by the Company’s Board of Directors.

Keating Capital, Inc.
Notes to Financial Statements

On February 11, 2011, the Company’s Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to the Company’s stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling approximately $446,837. This special cash distribution was paid based on the unrealized appreciation previously recorded on the Company’s NeoPhotonics investment and, as such, will be initially treated as a return of capital to its stockholders.  However, in the event the Company is able to sell all or a portion of its NeoPhotonics common shares at a gain during 2011 after the expiration of its six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to the Company’s stockholders.

On February 22, 2011, the Company made an additional investment of $900,000 in MBA Polymers in the same series of convertible preferred stock as its initial investment.  The additional investment was part of an aggregate additional offering of approximately $14.6 million.

9.	Selected Quarterly Financial Data (Unaudited)

					Net Change		Net Increase (Decrease)
	Investment		Net Investment		in Unrealized Appreciation		in Net Assets
	Income		Loss		(Depreciation) on Investments		from Operations

		Per		Per		Per		Per
Quarter Ended	Total	Share (1)	Total	Share (1)	Total	Share (1)	Total	Share (1)

March 31, 2009	1,231	*	(214,297)	(0.38)	-	-	(214,297)	(0.38)
June 30, 2009	286	*	(296,919)	(0.52)	-	-	(296,919)	(0.52)
September 30, 2009	3,723	0.01	(234,346)	(0.41)	-	-	(234,346)	(0.41)
December 31, 2009	5,397	0.01	(250,416)	(0.44)	-	-	(250,416)	(0.44)

March 31, 2010	15,725	0.02	(309,532)	(0.42)	550,000	0.75	240,468	0.33
June 30, 2010	7,894	0.01	(503,859)	(0.48)	-	-	(503,859)	(0.48)
September 30, 2010	12,428	0.01	(414,186)	(0.28)	27,364	0.02	(386,822)	(0.26)
December 31, 2010	17,962	0.01	(749,416)	(0.34)	(248)	*	(749,664)	(0.34)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.
*	Per share amounts less than $0.01.

Item 9.                    Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with Grant Thornton LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2010.

Item 9A.                 Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report on Form 10-K.

 (c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the definitive proxy statement relating to our 2011 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 11.                  Executive Compensation

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services

The information required by this Item will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2011, and is incorporated herein by reference.

PART IV

Item 15.                  Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page(s)
Financial Statements

Report of Independent Registered Public Accounting Firm	78

Statements of Assets and Liabilities as of December 31, 2010 and December 31, 2009	79

Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	80

Statements of Changes in Net Assets for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	81

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	82

Schedule of Investments as of December 31, 2010	83

Schedule of Investments as of December 31, 2009	84

Financial Highlights for the years ended December 31, 2010 and 2009 and for the period from May 9, 2008 (Inception) to December 31, 2008	85

Notes to Financial Statements	86

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

c. Financial statement schedules

     No financial statement schedules are filed herewith because (1) such schedules are not required, or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEATING CAPITAL, INC.

Date: February 28, 2011	/S/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy J. Keating
Date: February 28, 2011	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Ranjit P. Mankekar
Date: February 28, 2011	Ranjit P. Mankekar Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)

/s/ J. Taylor Simonton
Date: February 28, 2011	J. Taylor Simonton Director

/s/ Andrew S. Miller
Date: February 28, 2011	Andrew S. Miller Director

/s/ William F. Owens
Date: February 28, 2011	William F. Owens Director