Form 10-Q
period 2011-03-31
KEATING CAPITAL INC
filed 2011-05-12
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 11, 2011 was 5,406,787.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $11,000,503 and $3,600,491, respectively)	$11,026,894	$4,177,607
Publicly-traded portfolio companies
(Cost: $1,000,000 and $0, respectively)	1,628,640	-
Total, investments in portfolio company securities at fair value	12,655,534	4,177,607

Short-term investments at fair value
(Cost: $19,000,000 and $13,500,000, respectively)	19,000,000	13,500,000
Cash and cash equivalents	5,527,933	4,753,299
Prepaid expenses and other assets	34,162	92,125
Deferred offering costs	244,871	333,682

Total Assets	37,462,500	22,856,713

Liabilities
Base management fees payable to Investment Adviser	142,637	90,631
Accrued incentive fees payable to Investment Adviser	131,006	115,423
Administrative expenses payable to Investment Adviser	40,781	41,348
Reimbursable expenses payable to Investment Adviser	1,277	3,068
Accounts payable	107,169	80,275
Accrued expenses and other liabilities	83,314	69,568

Total Liabilities	506,184	400,313

Net Assets	$36,956,316	$22,456,400

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
4,630,094 and 2,860,299 shares issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	$4,630	$2,860
Additional paid-in capital	41,104,701	25,378,355
Accumulated undistributed net investment loss	(4,361,209)	(3,501,931)
Accumulated distributions in excess of net realized gains on investments	(446,837)	-
Net unrealized appreciation on investments	655,031	577,116

Net Assets	$36,956,316	$22,456,400

Common Shares Outstanding	4,630,094	2,860,299

Net Asset Value Per Outstanding Common Share	$7.98	$7.85

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Investment Income
Interest and dividend income:
Certificate of deposit and money market investments	$24,091	$5,725
Other income	-	10,000

Total Investment Income	24,091	15,725

Operating Expenses
Base management fees	142,637	26,548
Incentive fees	15,583	-
Administrative expenses allocated from Investment Adviser	119,733	74,470
Legal and professional fees	159,168	90,891
Directors' fees	25,250	26,250
Stock transfer agent fees	56,505	46,313
Printing and fulfillment expenses	49,520	7,945
Postage and delivery expenses	47,223	7,934
Stock issuance expenses	54,465	3,048
General and administrative expenses	213,285	41,858

Total Operating Expenses	883,369	325,257

Net Investment Loss	(859,278)	(309,532)

Net Change in Unrealized Appreciation on Investments
Non-control/non-affiliate investments	77,915	550,000

Net Change in Unrealized Appreciation On Investments	77,915	550,000

Net (Decrease) Increase in Net Assets Resulting From Operations	$(781,363)	$240,468

Net (Decrease) Increase in Net Assets Resulting from Operations
Per Common Share	$(0.22)	$0.33

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,558,124	734,331

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Changes in Net Assets from Operations
Net investment loss	$(859,278)	$(309,532)
Net change in unrealized appreciation on investments	77,915	550,000

Net (Decrease) Increase in Net Assets Resulting from Operations	(781,363)	240,468

Changes in Net Assets from Stockholder Distributions
Distributions in excess of net realized gains on investments	(446,837)	-

Net Decrease in Net Assets Resulting from Stockholder Distributions	(446,837)	-

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in continuous public offering (1)	17,638,173	3,441,936
Offering costs from issuance of common stock	(1,710,016)	(340,400)
Amortization of deferred offering costs	(200,041)	(101,928)

Net Increase in Net Assets Resulting From Capital Stock Transactions	15,728,116	2,999,608

Net Increase in Net Assets	14,499,916	3,240,076

Net assets at beginning of period	22,456,400	3,719,496

Net Assets at End of Period (2)	$36,956,316	$6,959,572

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

(2)	Net Assets at March 31, 2011 and 2010 include no accumulated undistributed net investment income and no accumulated undistributed net realized gains.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Cash Flows From Operating Activities
Net (decrease) increase in net assets resulting from operations	$(781,363)	$240,468
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(77,915)	(550,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	57,963	(34,245)
Increase (decrease) in base management fees payable to Investment Adviser	52,006	(2,920)
Increase in accrued incentive fees payable to Investment Adviser	15,583	-
(Decrease) increase in administrative expenses payable to Investment Adviser	(567)	7,334
(Decrease) in reimbursable expenses payable to Investment Adviser	(1,791)	(8,725)
Increase (decrease) in accounts payable	26,894	(1,950)
Increase in accrued expenses and other liabilities	13,746	16,000

Net cash used in operating activities	(695,444)	(334,038)

Cash Flows From Investing Activities
Investments in portfolio companies	(8,400,012)	(1,000,000)
Purchases of short-term investments	(69,000,000)	(9,600,000)
Proceeds from maturities of short-term investments	63,500,000	9,000,000

Net cash used in investing activities	(13,900,012)	(1,600,000)

Cash Flows From Financing Activities
Gross proceeds from issuance of common stock	17,638,173	3,441,936
Offering costs from issuance of common stock	(1,710,016)	(340,400)
Additions to deferred stock offering costs	(111,230)	(34,200)
Stockholder distributions	(446,837)	-

Net cash provided by financing activities	15,370,090	3,067,336

Net increase in cash and cash equivalents	774,634	1,133,298

Cash and cash equivalents, beginning of period	4,753,299	367,918

Cash and cash equivalents, end of period	$5,527,933	$1,501,216

Supplemental Disclosure of Non-Cash Financing Activities
Amortization of deferred offering costs	$200,041	$101,928

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
March 31, 2011
 (Unaudited)

					% of
Portfolio Company / Type of Investment (1)	Industry	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
Livescribe, Inc.	Consumer Electronics
Series C Convertible Preferred Stock (3)(4)		1,000,000	471,295	500,000	1.36%
Series C Convertible Preferred Stock
Warrants (6)		125,000	29,205	26,891	0.07%

Solazyme, Inc.	Renewable Oils
Series D Convertible Preferred Stock (3)(4)		112,927	999,991	999,991	2.72%

MBA Polymers, Inc.	Recycling
Series G Convertible Preferred Stock (3)(4)		2,000,000	2,000,000	2,000,000	5.41%

BrightSource Energy, Inc.	Solar Energy
Series E Convertible Preferred Stock (3)(4)		288,531	2,500,006	2,500,006	6.76%

Harvest Power, Inc.	Waste Management
Series B Convertible Preferred Stock (3)(5)		580,496	2,499,999	2,499,999	6.76%

Suniva, Inc.	Solar Energy
Series D Convertible Preferred Stock (3)(4)		197,942	2,500,007	2,500,007	6.76%

Subtotal - Private Portfolio Companies			$11,000,503	$11,026,894	29.84%

Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation	Communications
Common Stock (7)	Equipment	160,000	1,000,000	1,628,640	4.41%

Subtotal - Publicly-Traded Portfolio Companies			$1,000,000	$1,628,640	4.41%

Total - Investments in Portfolio Company Securities (2)			$12,000,503	$12,655,534	34.25%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
March 31, 2011
 (Unaudited)

					% of
Portfolio Company / Type of Investment (1)	Industry	Shares	Cost	Fair Value	Net Assets

Short-Term Investments
Certificates of Deposit (8)
Maturing on April 28, 2011
Annual Percentage Yield of 0.40%			$19,000,000	$19,000,000	51.41%

Total - Short-Term Investments			$19,000,000	$19,000,000	51.41%

Total - Investments in Porfolio Company Securities and Short-Term Investments			$31,000,503	$31,655,534	85.66%

					% of
Reconciliation to Net Assets				Amount	Net Assets

Investments in portfolio company securities and short-term investments				$31,655,534	85.66%
Cash and cash equivalents				5,527,933	14.96%
Prepaid expenses and other assets				34,162	0.09%
Deferred offering costs				244,871	0.66%

Less: Total Liabilities				(506,184)	-1.37%

Net Assets				$36,956,316	100.00%

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

(2)
The aggregate cost basis for federal income tax purposes of Non-Control/Non-Affiliate investments is $12,000,503.  The gross unrealized  appreciation based on the tax cost basis of these securities is $657,345.  The gross unrealized depreciation based on the tax cost basis of these securities is $2,314.

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

(4)
The shares of preferred stock represented by these investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.  Since no dividends have been declared or paid with respect to these investments, these investments are considered to be non-income producing.

(5)
The shares of preferred stock represented by this investment carry a cumulative preferred dividend, which is payable only when declared by the portfolio company's board of directors or upon a qualifying liquidation event.  Since no dividends have been declared or paid with respect to this investment, this investment is considered to be non-income producing.

(6)
The Warrants grant the holder the right to purchase shares of Series C convertible preferred stock at an exercise price of $0.50 per share. The Warrants have a contractual life of five years, expiring on June 30, 2015.

(7)
On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock at a price of $11.00 per share.  Prior to the initial public offering, the Company’s Series X convertible preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares are subject to a six-month lockup provision expiring in August 2011.

(8)	Fair value reflects amortized cost as of March 31, 2011.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2010
(Unaudited)

					% of
Portfolio Company / Type of Investment (1)	Industry	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
NeoPhotonics Corporation	Communications
Series X Convertible Preferred Stock (3)(4)(7)	Equipment	10,000	$1,000,000	$1,550,000	6.90%

Livescribe, Inc.	Consumer Electronics
Series C Convertible Preferred Stock (3)(4)		1,000,000	471,295	500,000	2.23%
Series C Convertible Preferred Stock
Warrants (5)		125,000	29,205	27,616	0.12%

Solazyme, Inc.	Renewable Oils
Series D Convertible Preferred Stock (3)(4)		112,927	999,991	999,991	4.45%

MBA Polymers, Inc.	Recycling
Series G Convertible Preferred Stock (3)(4)		1,100,000	1,100,000	1,100,000	4.90%

Total - Investments in Portfolio Company Securities (2)			$3,600,491	$4,177,607	18.60%

Short-Term Investments
Certificates of Deposit (6)
Maturing on January 6, 2011
Annual Percentage Yield of 0.45%			$13,500,000	$13,500,000	60.12%

Total - Short-Term Investments			$13,500,000	$13,500,000	60.12%

Total - Investments in Portfolio Company Securities and Short-Term Investments			$17,100,491	$17,677,607	78.72%

					% of
Reconciliation to Net Assets				Amount	Net Assets

Investments in portfolio company securities and short-term investments				$17,677,607	78.72%
Cash and cash equivalents				4,753,299	21.17%
Prepaid expenses and other assets				92,125	0.41%
Deferred offering costs				333,682	1.48%

Less: Total Liabilities				(400,313)	-1.78%

Net Assets				$22,456,400	100.00%

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

(3)
The shares of preferred stock represented by these investments are subject to legal restrictions on transfer pursuant to the Securities Act and may only be sold pursuant to a registration statement under the Securities Act or an available exemption from registration thereunder. These shares are also subject to a contractual lock-up for a period of six months following completion of an initial public offering.

(4)
The shares of preferred stock represented by these investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.  Since no dividends have been declared or paid with respect to these investments, these investments are considered to be non-income producing.

(5)
The Warrants grant the holder the right to purchase shares of Series C convertible preferred stock at an exercise price of $0.50 per share. The Warrants have a contractual life of five years, expiring on June 30, 2015.

(6)	Fair value reflects amortized cost as of December 31, 2010.
(7)
On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock at a price of $11.00 per share.  Prior to the initial public offering, the Company’s Series X convertible preferred stock converted into 160,000 shares of NeoPhotonics  common stock, which common shares are subject to a six-month lockup provision (see Note 8).

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Per Common Share Data
Net asset value, beginning of period (1)	$7.85	$6.53

Net investment loss (2)	(0.24)	(0.42)
Net change in unrealized appreciation on investments (2)	0.02	0.75

Net (decrease) increase in net assets resulting from operations (3)	(0.22)	0.33

Stockholder distributions:
Distributions in excess of net realized gains on investments (2)	(0.13)	-

Net decrease in net assets resulting for stockholder distributions	(0.13)	-

Capital stock transactions:
Issuance of common stock in continuous public offering (4)	1.02	1.35
Offering costs from issuance of common stock (2)	(0.48)	(0.46)
Amortization of deferred offering costs (2)	(0.06)	(0.14)

Net increase in net assets from capital stock transactions	0.48	0.75

Net asset value, end of period (1)	$7.98	$7.61

Common shares outstanding, beginning of period	2,860,299	569,900
Common shares outstanding, end of period	4,630,094	914,515
Weighted average common shares outstanding during period	3,558,124	734,331
Total return based on change in net asset value and stockholder distributions (5)		16.54%

Supplemental Data and Ratios
Net assets, beginning of period	$22,456,400	$3,719,496
Net assets, end of period	$36,956,316	$6,959,572
Average net assets during period	$29,706,358	$5,339,534
Annualized ratio of operating expenses to average net assets	11.89%	24.37%
Annualized ratio of net investment loss to average net assets	-11.57%	-23.19%
Portfolio turnover (6)	-	-

(1)	Based on total shares outstanding at the beginning and end of the corresponding period.
(2)	Based on weighted average shares outstanding during the period.
(3)
Net decrease in net assets resulting from operations per share for the three months ended March 31, 2011 and 2010 include rounding adjustments to reconcile the change in net asset value per share for each period.

(4)	Represents the average increase in net asset value attributable to each share issued during the three months ended March 31, 2011 and 2010.
(5)
Total return for the three months ended March 31, 2011 and 2010 was calculated as the change in net asset value per share for each period, plus stockholder distributions per weighted average share paid during each period, divided by the net asset value per share at the beginning of the period.  For the three months ended March 31, 2011 and 2010, total return has not been annualized.

(6)
For the three months ended March 31, 2011 and 2010, the only investment activity subject to the calculation of portfolio turnover was an aggregate of $8,400,012 and $1,000,000, respectively, in portfolio company investments.
Since there were no sales of portfolio company investments during these periods, there was no portfolio turnover.

The accompanying notes are an integral part of these financial statements.

 Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. During 2010, the Company satisfied the requirements to qualify as a regulated investment company (“RIC”) and has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”) effective for the 2010 tax year (see Federal and State Income Taxes under Note 2).

The Company invests principally in equity securities, including convertible preferred securities, and other debt securities convertible into equity securities, of primarily non-public U.S.-based companies.  Under the Company’s investment process, it typically makes a single investment, principally consisting of convertible preferred stock, convertible debt or other equity, after it is satisfied that a potential portfolio company is committed to and capable of becoming public and obtaining an exchange listing within the Company’s desired timeframes and has substantially completed certain audit and governance requirements to the Company’s satisfaction prior to the closing of the Company’s investment.

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

Basis of Presentation

The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2011. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Reclassifications

For the three months ended March 31, 2011, the Company separately classified Stock Transfer Agent Fees, Printing and Fulfillment Expenses, and Postage and Delivery Expenses as individual line items in its Statement of Operations.  Stock Transfer Agent Fees were previously included as a component of Legal and Professional Fees, and Printing and Fulfillment Expenses and Postage and Delivery Expenses were previously included as components of General and Administrative Expenses in the Statement of Operations.  For comparative purposes, these line items have also been separately classified in the Company’s Statement of Operations for the three months ended March 31, 2010.

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

At March 31, 2011, the Company’s financial statements included portfolio company investments valued at $12,655,534, with a cost of $12,000,503.  The fair value of the Company’s portfolio company investments was determined in good faith by the Company’s Board of Directors and in accordance with ASC 820.  Upon sale of the Company’s portfolio company investments, the value that is ultimately realized could be different from what is currently reflected in the Company’s financial statements, and this difference could be material.

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

Deferred Offering Costs

Deferred offering costs are comprised of expenses directly related to the continuous public offering of the Company’s common stock that were previously deferred and which are currently being amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) are expensed as incurred, while other offering-related expenses are capitalized and subsequently amortized and charged against the gross proceeds of the continuous public offering on a straight-line basis over the remaining term of the offering (see Note 6).

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

The Company’s preferred equity investments may pay fixed or adjustable rate non-cumulative dividends and will generally have a “preference” over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets. In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors.  Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

In certain instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a “preference” over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event.  Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends.  When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.

During the three months ended March 31, 2011 and 2010, there were no non-cumulative or cumulative dividends recorded.

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

Federal and State Income Taxes

During 2010, the Company satisfied the requirements to qualify as a RIC under Subchapter M of the Code and has elected to be treated as a RIC for U.S. federal income tax purposes effective for the 2010 tax year.  As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally realized net long-term capital gains in excess of realized net short-term capital losses) that the Company distributes to its stockholders from its taxable earnings and profits. To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its investment company taxable income. In order to avoid certain excise taxes imposed on RICs, the Company currently intends to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.  The Company has made no provision for income taxes as of March 31, 2011 since it expects to continue to qualify as a RIC for its 2011 taxable year and did not generate any investment company taxable income or realized net capital gains during the three months ended March 31, 2011.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2008, 2009 and 2010 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

As of March 31, 2011 and December 31, 2010, the Company had not recorded a liability for any unrecognized tax benefits.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

The aggregate cost of portfolio company securities for federal income tax purposes and portfolio company securities with unrealized appreciation and depreciation based on tax cost basis, were as follows as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Aggregate cost of portfolio company securities
for federal income tax purposes	$12,000,503	$3,600,491

Gross unrealized appreciation of portfolio company securities	657,345	578,705
Gross unrealized depreciation of portfolio company securities	(2,314)	(1,589)

Net unrealized appreciation of portfolio company securities	$655,031	$577,116

Dividends and Distributions
Dividends and distributions to common stockholders are recorded when declared.

Net realized capital gains, if any, after reduction for any incentive fees payable to the investment adviser, are expected to be distributed at least annually.  In the event the Company retains some or all of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser, the Company will likely designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.

On February 11, 2011, the Company’s Board of Directors declared a special cash distribution of $446,837, or $0.13 per share outstanding on the record date.  The distribution was paid on February 17, 2011 to the Company’s stockholders of record as of February 15, 2011 (see Note 7).

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements, on a gross basis, in the reconciliation of Level 3 fair value measurements.  ASU 2010-06 also requires disclosure of fair value measurements by “class” instead of by “major category” as well as any changes in valuation techniques used during the reporting period.  For disclosures of Level 1 and Level 2 activity, fair value measurements by “class” and changes in valuation techniques, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of ASU 2010-06 on January 1, 2010, did not have a material impact on the Company's financial condition or results of operations.  For the reconciliation of Level 3 fair value measurements, this portion of ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this portion of ASU 2010-06 did not have a material impact on the Company's financial condition or results of operations.

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

●
A nationally recognized third-party valuation firm engaged by the Company’s Board of Directors reviews these preliminary valuations at such times as determined by the Company’s Board of Directors, provided, however, that a review will be conducted by the third-party valuation firm for each new portfolio company investment made during a calendar quarter, at such time as the valuation for a specific portfolio company is increased, and at least once every twelve months;

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

A third-party valuation firm reviewed the valuations of all three portfolio company investments made by the Company during the three months ended March 31, 2011, which valuations represented approximately 59% of the total fair value of portfolio company investments as of March 31, 2011.

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
(Unaudited)

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

During the three months ended March 31, 2011, the Company’s short-term investments were comprised exclusively of investments in certificates of deposit with four week maturities, which the Company typically purchases each month upon maturity of existing certificates of deposit, resulting in cumulative purchases totaling $69,000,000 and cumulative maturities totaling $63,500,000.  During the three months ended March 31, 2010 the Company’s short-term investments were comprised exclusively of investments in certificates of deposit with four week maturities, with cumulative purchases totaling $9,600,000 and cumulative sales totaling $9,000,000.

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

Portfolio Company Investments

On January 25, 2010, the Company made a $1,000,000 investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”).  NeoPhotonics is headquartered in San Jose, California and develops and manufactures photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.   On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock, selling 7,500,000 shares at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, the Company’s preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares are subject to a six-month lock-up provision expiring in August 2011.

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

On July 16, 2010, the Company made a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Solazyme is a private company headquartered in South San Francisco, California and is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutrition, and skin and personal care markets.  On March 11, 2011, Solazyme filed a registration statement on Form S-1 to go public through a $100 million initial public offering of its common stock. In the event of a qualifying initial public offering, the Series D convertible preferred stock would be automatically converted into shares of Solazyme’s common stock.  The common stock issued upon conversion would be subject to a six-month lock-up period following the completion of the initial public offering.

On October 15, 2010, the Company made a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  MBA Polymers is a private company headquartered in Richmond, California and is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  On February 22, 2011, the Company made an additional $900,000 investment in MBA Polymers’ Series G convertible preferred stock.

On March 1, 2011, the Company completed a $2,500,006 investment in the Series E convertible preferred stock of BrightSource Energy, Inc. (“BrightSource”). BrightSource is a private company headquartered in Oakland, California and is a developer of utility scale solar thermal plants which generate solar energy for utility and industrial companies using its proprietary solar thermal tower technology. On April 22, 2011, BrightSource filed a registration statement on Form S-1 to go public through a $250 million initial public offering of its common stock.  In the event of a qualifying initial public offering, the Series E convertible preferred stock would be automatically converted into shares of BrightSource’s common stock.  The common stock issued upon conversion would be subject to a six-month lock-up period following the completion of the initial public offering.

On March 9, 2011, the Company made a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”).  Harvest Power is a private company headquartered in Waltham, Massachusetts that acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy.  Harvest Power’s recycling operations reduce the amount of organic waste that needs to be landfilled or incinerated and its existing operating facilities are located in California, Pennsylvania, and British Columbia, Canada.

On March 31, 2011, the Company made a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Suniva is a private company headquartered in Norcross, Georgia and is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products.

Except for the Company’s investments in MBA Polymers (follow-on investment), BrightSource, Harvest Power and Suniva, there were no other purchases of equity investments during the three months ended March 31, 2011.   The Company’s only investment activity during the three months ended March 31, 2010 was its investment in NeoPhotonics.  There were no sales of portfolio company investments during the three months ended March 31, 2011 and 2010.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s short-term investments and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of March 31, 2011 and December 31, 2010:

	Quoted Prices In	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value

As of March 31, 2011
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$11,000,003	$11,000,003
Preferred Stock Warrants	-	-	26,891	26,891

Publicly-Traded Portfolio Company Securities:
Common Stock (2)	-	-	1,628,640	1,628,640

Short-Term Investments:
Certificates of Deposit (1)
(Maturing on April 28, 2011)	-	19,000,000	-	19,000,000

Total Investments at Fair Value	$-	$19,000,000	$12,655,534	$31,655,534

As of December 31, 2010
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$4,149,991	$4,149,991
Preferred Stock Warrants	-	-	27,616	27,616

Short-Term Investments:
Certificates of Deposit (1)
(Maturing on January 6, 2011)	-	13,500,000	-	13,500,000

Total Investments at Fair Value	$-	$13,500,000	$4,177,607	$17,677,607

(1)	Fair value reflects amortized cost as of March 31, 2011 and December 31, 2010.
(2)
Though a quoted price in an active market exists for the Company's common stock investment in NeoPhotonics Corporation (publicly-traded portfolio company), such investment is subject to a six-month lock-up provision expiring in August 2011 and, as a  result, has been valued at a discount to the quoted market price and catorgized as Level 3 in the fair value hierarchy.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	Level 3	Level 3	Level 3
	Portfolio Company	Portfolio Company	Portfolio Company
	Investments	Investments	Investments
Three months ended March 31, 2011:	(Common Stock)	(Preferred Stock)	(Warrants)	Total

Fair Value at December 31, 2010	$-	$4,149,991	$27,616	$4,177,607

New investments in Level 3 portfolio company securities at cost	-	8,400,012	-	8,400,012

Transfers from preferred stock to common stock within Level 3	1,550,000	(1,550,000)	-	-

Total unrealized appreciation (depreciation) on Level 3 portfolio
company securities included in change in net assets	78,640	-	(725)	77,915

Fair Value at March 31, 2011	$1,628,640	$11,000,003	$26,891	$12,655,534

Total unrealized appreciation (depreciation) on Level 3 portfolio
company securities included in change in net assets that were still held by the Company at March 31, 2011.	$78,640	$-	$(725)	$77,915

As of December 31, 2010, the Company’s Series X convertible preferred stock investment in NeoPhotonics had a fair value of $1,550,000 as determined in good faith by the Company’s Board of Directors and was included as a component of Level 3 Portfolio Company Investments (Preferred Stock) as NeoPhotonics was a private company for which market quotations for its shares were not available as of December 31, 2010.  As a result of NeoPhotonics’ initial public offering on February 2, 2011 and the conversion of the Company’s preferred stock into common stock, such investment was reclassified from preferred stock to common stock within Level 3 of the fair value hierarchy during the three months ended March 31, 2011.  Though a quoted price in an active market exists for the Company’s common stock investment in NeoPhotonics as of March 31, 2011, such investment is subject to a six-month lock-up provision expiring in August 2011 and, as a result, has been valued at a discount to the quoted market price of $11.31 per share as of March 31, 2011 and categorized within Level 3 of the fair value hierarchy.

4.	Investment Portfolio

As of March 31, 2011, the Company’s investment portfolio, excluding short-term investments, consisted of common stock investments in one publicly-traded company and convertible preferred stock and warrant investments in six private companies.

As of December 31, 2010, the Company’s investment portfolio, excluding short-term investments, consisted exclusively of convertible preferred stock and warrant investments in four private companies.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Livescribe, Inc.	$500,500	$526,891	4.17%	$500,500	$527,616	12.63%
Solazyme, Inc.	999,991	999,991	7.90%	999,991	999,991	23.94%
NeoPhotonics Corporation (1)	-	-	0.00%	1,000,000	1,550,000	37.10%
MBA Polymers, Inc.	2,000,000	2,000,000	15.81%	1,100,000	1,100,000	26.33%
BrightSource Energy, Inc.	2,500,006	2,500,006	19.75%	-	-	-
Harvest Power, Inc.	2,499,999	2,499,999	19.75%	-	-	-
Suniva, Inc.	2,500,007	2,500,007	19.75%	-	-	-
Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation (1)	1,000,000	1,628,640	12.87%	-	-	0.00%

	$12,000,503	$12,655,534	100.00%	$3,600,491	$4,177,607	100.00%

(1)
On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock and is currently listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, the Company held convertible preferred stock in NeoPhotonics, which converted into 160,000 shares of common stock prior to the initial public offering, which common shares are subject to a six-month lock-up provision expiring in August 2011.

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by industry classification as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Solar Energy	$5,000,013	$5,000,013	39.50%	$-	$-	0.00%
Waste Management	2,499,999	2,499,999	19.75%	-	-	0.00%
Recycling	2,000,000	2,000,000	15.81%	1,100,000	1,100,000	26.33%
Communications Equipment	1,000,000	1,628,640	12.87%	1,000,000	1,550,000	37.10%
Renewable Oils	999,991	999,991	7.90%	999,991	999,991	23.94%
Consumer Electronics	500,500	526,891	4.17%	500,500	527,616	12.63%

Total	$12,000,503	$12,655,534	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by geographic region of the United States as of March 31, 2011 and December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$7,000,497	$7,655,528	60.50%	$3,600,491	$4,177,607	100.00%
Northeast	2,499,999	2,499,999	19.75%	-	-	-
Southeast	2,500,007	2,500,007	19.75%	-	-	-

Total	$12,000,503	$12,655,534	100.00%	$3,600,491	$4,177,607	100.00%

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

5.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement

Subject to the overall supervision of the Company’s Board of Directors, the Investment Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, the Investment Adviser:

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

The Investment Adviser’s services under the Investment Advisory and Administrative Services Agreement are not exclusive and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

The Company pays the Investment Adviser a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee.

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings for the three months ended March 31, 2011 or 2010.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $142,637 and $26,548 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, Base Fees payable to the Investment Adviser were $142,637 and $90,631, respectively.

Incentive Fee

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio.  The Investment Adviser is not entitled to an incentive fee on investment income generated from interest or dividends on its portfolio company investments.

During the three months ended March 31, 2011 and 2010, no incentive fees were earned by or payable to the Investment Adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate any realized capital gains during such periods.  However, as of March 31, 2011 and December 31, 2010, the Company had recorded accrued incentive fees payable to the Investment Adviser in the amounts of $131,006 and $115,423, respectively, with respect to $655,031 and $577,115 of net unrealized appreciation on its portfolio company investments as of March 31, 2011 and December 31, 2010.  Since the incentive fee is only payable based on realized capital gains (after reduction for realized capital losses and unrealized depreciation), this accrued incentive fee of $131,006 as of March 31, 2011 may differ from the actual incentive fee that may be paid to Keating Investments depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the unrealized appreciation recorded as of March 31, 2011.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Administrative Services

Pursuant to the Investment Advisory and Administrative Services Agreement, the Investment Adviser furnishes the Company with office facilities, equipment, and clerical, bookkeeping and record-keeping services. The Investment Adviser also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which the Company is required to maintain, and preparing reports to the Company’s stockholders and reports filed with the SEC.

In addition, the Investment Adviser assists the Company with its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing stockholder and investor relations services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns, printing and disseminating reports to its stockholders, providing support for its risk management efforts and generally overseeing the payment of its expenses and performance of administrative and professional services rendered to the Company by others.

The Company reimburses the Investment Adviser for the allocable portion of overhead and other expenses incurred by the Investment Adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.

The Company recorded allocated administrative expenses of $119,733 and $74,470 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, allocated administrative expenses payable to the Investment Adviser were $40,781 and $41,348, respectively.

Reimbursable Expenses

Reimbursable expenses payable to the Investment Adviser totaling $1,277 and $3,068 in the accompanying Statement of Assets and Liabilities at March 31, 2011 and December 31, 2010, respectively, represent amounts owed to Investment Adviser for direct expenses of the Company that were paid on its behalf by the Investment Adviser.

Duration and Termination

The Investment Advisory and Administrative Services Agreement was initially approved by the Company’s Board of Directors and its sole stockholder on July 28, 2008.  An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by its stockholders on May 14, 2009.  Unless earlier terminated as described below, the current Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement. The Company’s Board of Directors (including the independent directors) approved the renewal of the Investment Advisory and Administrative Services Agreement for an additional year at its meeting held April 12, 2011.

The Investment Advisory and Administrative Services Agreement automatically terminates in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to the Investment Adviser.  If the Investment Adviser wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

License Agreement

On July 28, 2008, the Company entered into a license agreement (the “License Agreement”) with the Investment Adviser pursuant to which the Investment Adviser granted the Company a non-exclusive license to use the name “Keating.” Under the License Agreement, the Company has a right to use the Keating name and logo, for as long as the Investment Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Keating” name or logo. The License Agreement will remain in effect for as long as the Investment Advisory and Administrative Services Agreement with the Investment Adviser is in effect.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

During the three months ended March 31, 2011, the Company sold 1,769,794 shares of common stock at an average price of $9.97 per share, resulting in gross proceeds of $17,638,173 and net proceeds of $15,928,157, after payment of $1,710,016 in dealer manager fees and commissions.

The following table summarizes the sales of the Company’s common stock under its continuous public offering by month since the commencement of the offering through March 31, 2011:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 2010	54,638	9.99	546,000	54,261	491,739
March 2010	175,283	9.98	1,749,436	171,896	1,577,540
April 2010	151,554	9.84	1,491,050	127,062	1,363,988
June 2010	233,277	9.98	2,327,331	227,840	2,099,491
July 2010	113,780	9.99	1,136,483	112,457	1,024,026
August 2010	203,128	9.99	2,028,643	200,493	1,828,150
September 2010	146,716	9.95	1,459,215	138,771	1,320,444
October 2010	249,310	9.96	2,482,410	238,622	2,243,788
November 2010	371,395	9.96	3,697,520	354,967	3,342,553
December 2010	476,623	9.96	4,745,065	455,454	4,289,611
January 2011	315,143	9.97	3,141,484	305,195	2,836,289
February 2011	536,034	9.94	5,328,486	504,176	4,824,310
March 2011	918,617	9.98	9,168,203	900,645	8,267,558

	4,060,193	$9.96	$40,447,826	$3,906,082	$36,541,744

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Deferred offering costs are comprised of: (i) $501,897 of expenses directly related to the continuous public offering that were deferred prior to the first closing on January 11, 2010, and (ii) $419,821 of other offering-related expenses incurred subsequent to January 11, 2010 through March 31, 2011.  Deferred offering costs are being amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the first closing on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  During the year ended December 31, 2010, deferred offering costs totaling $476,806 were amortized and charged as a reduction to additional paid-in capital.  During the three months ended March 31, 2011 and 2010, deferred offering costs totaling $200,041 and $101,928, respectively, were amortized and charged as a reduction to additional paid-in capital.

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) are expensed as incurred.  During the three months ended March 31, 2011 and 2010, $54,465 and $3,048, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and are classified as Stock Issuance Expenses in the accompanying Statement of Operations.

7.	Stockholder Distributions

On February 11, 2011, the Company’s Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to the Company’s stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling $446,837. This special cash distribution was paid based on the unrealized appreciation previously recorded on the Company’s NeoPhotonics investment and, as such, will be initially treated as a return of capital to its stockholders.  However, in the event the Company is able to sell all or a portion of its NeoPhotonics common shares, or any of its other portfolio company investments with a holding period of at least one year at the time of sale, at a gain during 2011 after the expiration of its six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to the Company’s stockholders.

8.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Numerator for (decrease) increase in net assets per share	$(781,363)	$240,468

Denominator for basic and diluted weighted average shares	3,558,124	734,331

Basic and diluted net (decrease) increase in net assets per share
resulting from operations	$(0.22)	$0.33

During the three months ended March 31, 2011 and 2010, the Company had no dilutive securities outstanding.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

9.	Subsequent Events

The following table summarizes the sales of the Company’s common stock under its continuous public offering from April 1, 2011 through May 10, 2011:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

April 2011	635,986	$9.96	$6,336,732	$612,868	$5,723,864
May 2011 (through closing on May 10, 2011)	140,709	9.92	1,395,429	129,051	1,266,378

	776,695	$9.96	$7,732,161	$741,919	$6,990,242

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in our annual report on Form 10-K filed with the SEC on February 28, 2011 and elsewhere in this quarterly report on Form 10-Q or incorporated by reference herein.

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

Following the closing of our investment, we will provide managerial assistance to the portfolio company in their completion of the going public process, as requested.

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

During 2010, we satisfied the requirements to qualify as a regulated investment company (“RIC”) and have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”) effective for our 2010 taxable year.  In order to  maintain RIC status, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis. As a result, to comply with these diversification requirements, we expect that the average size of our individual portfolio company investments will represent approximately 5% of our total assets.  Based on our total assets as of March 31, 2011 and the $50 million to $100 million in total capital that we expect to raise in our continuous public offering which concludes on June 30, 2011, we anticipate that the average size of our future portfolio company investments will range from approximately $2.5 million to $5 million. However, we may invest more than this amount in certain opportunistic situations, provided we do not invest more than 25% of the value of our total assets in any portfolio company and the value of our portfolio company investments representing more than 5% of our total assets do not in the aggregate exceed 50% of our total assets.

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

Investment Portfolio Composition and Activity

During the year ended December 31, 2010, we made four portfolio company investments in an aggregate amount of $3,600,491.   During the three months ended March 31, 2011, we made four additional portfolio company investments (one of which was a follow-on investment in an existing portfolio company) totaling $8,400,012 as follows:

●	On February 22, 2011, we made an additional $900,000 investment in the convertible preferred stock of MBA Polymers, Inc.

●	On March 1, 2011, we completed a $2,500,006 investment in the convertible preferred stock of BrightSource Energy, Inc.

●	On March 9, 2011, we completed a $2,499,999 investment in the convertible preferred stock of Harvest Power, Inc.

●	On March 31, 2011, we completed a $2,500,007 investment in the convertible preferred stock of Suniva, Inc.

A summary of each of our portfolio company investments as of March 31, 2011 is set forth below:

NeoPhotonics Corporation. On January 25, 2010, we completed a $1 million investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”).  Our investment in NeoPhotonics was part of a $46 million Series X preferred stock offering.  NeoPhotonics, headquartered in San Jose, California, is a developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

NeoPhotonics completed an initial public offering on February 2, 2011 selling 7,500,000 shares of common stock at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock.  The shares of NeoPhotonics common stock we received upon conversion are subject to a six-month lock-up provision which expires in August 2011. At March 31, 2011, our common stock investment in NeoPhotonics was valued at $1,628,640, including $628,640 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.

Livescribe, Inc. On July 1, 2010, we completed a $500,500 investment in the Series C convertible preferred stock and warrants of Livescribe Inc. (“Livescribe”).  Our investment in Livescribe was part of a $39 million Series C preferred stock offering.  Livescribe, a private company headquartered in Oakland, California, is a developer and marketer of a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools.   Livescribe’s smartpens are currently available from consumer electronics retailers in the U.S. and in several international markets.    In the event of a qualifying initial public offering, the Series C convertible preferred stock would be automatically converted into shares of Livescribe’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that Livescribe will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.  At March 31, 2011, our Series C convertible preferred stock investment in Livescribe was valued at $500,000, including $28,705 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.  At March 31, 2011, our Series C convertible preferred stock warrants in Livescribe were valued at $26,891, including $2,314 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

Solazyme, Inc. On July 16, 2010, we completed a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Our investment in Solazyme was part of a $60 million Series D preferred stock offering.   Solazyme is a private, renewable oils and green bioproducts company based in South San Francisco, California.  Founded in 2003, Solazyme is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutrition, and skin and personal care markets.  Solazyme’s unique, proprietary technology allows algae, when fed sugars and plant byproducts, to produce oil and biomaterials in industrial fermentation facilities.

On March 11, 2011, Solazyme filed a registration statement on form S-1 to go public through a $100 million initial public offering of its common stock.  In the event of a qualifying initial public offering, the Series D convertible preferred stock would be automatically converted into shares of Solazyme’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that Solazyme will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At March 31, 2011, our Series D convertible preferred stock investment in Solazyme was valued at $999,991, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $14.6 million.  MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers’ patented recycling technology allows it to sort, clean, purify and process reusable plastic materials.  These recycled plastics are then sold as “drop-in” green replacements for virgin plastic to original equipment manufacturers and other customers who desire a cost-competitive and/or greener alternative to virgin plastics.  In the event of a qualifying initial public offering, the Series G convertible preferred stock would be automatically converted into shares of MBA Polymer’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that MBA Polymers will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At March 31, 2011, our Series G convertible preferred stock investment in MBA Polymers was valued at $2,000,000, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

BrightSource Energy, Inc. On March 1, 2011, we completed a $2,500,006 investment in the Series E convertible preferred stock of BrightSource Energy, Inc. (“BrightSource”), which BrightSource included as part of its February 28, 2011 closing.  Our investment in BrightSource was part of a $202 million Series E preferred stock offering.  BrightSource, headquartered in Oakland, California, is a developer of utility scale solar thermal plants which generate solar energy for utility and industrial companies using its proprietary solar thermal tower technology.  This technology allows BrightSource to employ a low-impact environmental design that mounts mirrors on individual poles placed directly into the ground, so that the solar field can be built around the natural contours of the land and avoid areas of sensitive vegetation.  Competing solar technologies generally require extensive land grading and concrete pads.  BrightSource’s technology also uses an air-cooling system to convert steam back into water in a closed-loop cycle and, in the process, conserve desert water.  On April 22, 2011, BrightSource filed a registration statement on Form S-1 to go public through a $250 million initial public offering of its common stock.  In the event of a qualifying initial public offering, the Series E convertible preferred stock would be automatically converted into shares of BrightSource’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that BrightSource will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At March 31, 2011, our Series E convertible preferred stock investment in BrightSource was valued at $2,500,006, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Harvest Power, Inc. On March 9, 2011, we completed a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”).  Our investment in Harvest Power was part of a $51.7 million Series B preferred stock offering.   Founded in 2008 and headquartered in Waltham, Massachusetts, Harvest Power acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy.  Harvest Power’s recycling operations reduce the amount of organic waste that needs to be landfilled or incinerated.  Its existing operating facilities are located in California, Pennsylvania, and British Columbia, Canada. Harvest Power enters into multi-year contracts with municipalities and waste haulers who pay a tipping fee to Harvest Power to accept organic waste at its facilities.  In the event of a qualifying initial public offering, the Series B convertible preferred stock would be automatically converted into shares of Harvest Power’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that Harvest Power will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms. At March 31, 2011, our Series B convertible preferred stock investment in Harvest Power was valued at $2,499,999, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Suniva, Inc. On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  A total of $94.4 million has been raised in the Series D financing round through the date of our investment.  Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products. At its headquarters in Norcross, Georgia, Suniva has 170 megawatts of solar cell production capacity and a state-of-the-art research and development facility.   In the event of a qualifying initial public offering, the Series D convertible preferred stock would be automatically converted into shares of Suniva’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that Suniva will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At March 31, 2011, our Series D convertible preferred stock investment in Suniva was valued at $2,500,007, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Livescribe, Inc.	$500,500	$526,891	4.17%	$500,500	$527,616	12.63%
Solazyme, Inc.	999,991	999,991	7.90%	999,991	999,991	23.94%
NeoPhotonics Corporation (1)	-	-	0.00%	1,000,000	1,550,000	37.10%
MBA Polymers, Inc.	2,000,000	2,000,000	15.81%	1,100,000	1,100,000	26.33%
BrightSource Energy, Inc.	2,500,006	2,500,006	19.75%	-	-	-
Harvest Power, Inc.	2,499,999	2,499,999	19.75%	-	-	-
Suniva, Inc.	2,500,007	2,500,007	19.75%	-	-	-
Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation (1)	1,000,000	1,628,640	12.87%	-	-	0.00%

Total	$12,000,503	$12,655,534	100.00%	$3,600,491	$4,177,607	100.00%

(1)
On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock and is currently listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, the Company held convertible preferred stock in NeoPhotonics, which converted into 160,000 shares of common stock prior to the initial public offering, which common shares are subject to a six-month lock-up provision expiring in August 2011.

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by industry classification as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Solar Energy	$5,000,013	$5,000,013	39.50%	$-	$-	0.00%
Waste Management	2,499,999	2,499,999	19.75%	-	-	0.00%
Recycling	2,000,000	2,000,000	15.81%	1,100,000	1,100,000	26.33%
Communications Equipment	1,000,000	1,628,640	12.87%	1,000,000	1,550,000	37.10%
Renewable Oils	999,991	999,991	7.90%	999,991	999,991	23.94%
Consumer Electronics	500,500	526,891	4.17%	500,500	527,616	12.63%

Total	$12,000,503	$12,655,534	100.00%	$3,600,491	$4,177,607	100.00%

    The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by geographic region of the United States as of March 31, 2011 and December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$7,000,497	$7,655,528	60.50%	$3,600,491	$4,177,607	100.00%
Northeast	2,499,999	2,499,999	19.75%	-	-	-
Southeast	2,500,007	2,500,007	19.75%	-	-	-

	$12,000,503	$12,655,534	100.00%	$3,600,491	$4,177,607	100.00%

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

We anticipate that it may take up to 12 to 24 months after the conclusion of our continuous public offering to invest substantially all of the proceeds from our continuous public offering in our targeted investments.  Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, certificates of deposit, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn only nominal yields.  Since we do not expect to generate significant interest or dividend income on our portfolio company investments, our ability to make distributions in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.

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

Set forth below are the results of operations for the three months ended March 31, 2011 and 2010.

Investment Income.   We have generated, and expect to continue to generate, limited investment income from the temporary investment of the net proceeds from our continuous public offering in high-quality debt investments that mature in one year or less.

For the three months ended March 31, 2011 and 2010, we earned interest income from certificates of deposit and money market investments of $24,091 and $5,725, respectively.

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

Non-cumulative dividends from preferred equity investments in portfolio companies are recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends.  When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.

No non-cumulative or cumulative dividend income from portfolio company investments was recorded during the three months ended March 31, 2011 and 2010.

Our primary source of investment income will be generated from net capital gains realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and any contractual lock-up period has expired.

 From time to time, we may also generate other investment income comprised of fees for due diligence, structuring, transaction services, consulting services and management services rendered to portfolio companies and prospective portfolio companies, which services are separately identifiable from our investments.  For the three months ended March 31, 2011 and 2010, $0 and $10,000, respectively, of other investment income was recorded.  The $10,000 of other income recorded during the three months ended March 31, 2010 represents a non-refundable due diligence fee received from a prospective portfolio company in December 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

Expenses.  Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See “Business – Investment Advisory and Administrative Services Agreement.”  We bear all other expenses of our operations and transactions, including, without limitation:

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

Operating expenses for the three months ended March 31, 2011 and 2010 were $883,369 and $325,257, respectively.  During the year ended December 31, 2010 and continuing through the three months ended March 31, 2011, we have continued to increase our efforts to enhance the distribution infrastructure for our continuous public offering and to prepare for the expected listing of our shares on the Nasdaq Capital Market by the end of 2011.  During the year ended December 31, 2010 and continuing through the three months ended March 31, 2011, we have also continued to increase our marketing efforts for a wider distribution of our shares including participation in conferences, special programs and private meetings.  We continue to manage, coordinate and administer these outreach activities and we expect the expenses associated with these activities to decline upon conclusion of our continuous public offering on June 30, 2011.

We are also focused on continuing to build and enhance our stockholder communications, investor relations and brand marketing programs as we prepare for the expected listing of our shares on the Nasdaq Capital Market by the end of 2011.  We believe it is important to develop these programs now as they will be the foundation of our aftermarket support initiatives once our shares become eligible for trading.  While some of these expenses may be one-time in nature, the majority of these expenses will continue as we attempt to develop interest in the Company and an active trading market for our shares.

A summary of the items comprising the increase in operating expenses of $558,112 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, is set forth below:

	Three Months Ended
	March 31,	March 31,	Increase /
	2011	2010	(Decrease)
Operating Expenses
Base management fees	$142,637	$26,548	$116,089
Accrued incentive fees	15,583	-	15,583
Administrative expenses allocated from Investment Adviser	119,733	74,470	45,263
Legal and professional fees	159,168	90,891	68,277
Directors' fees	25,250	26,250	(1,000)
Stock transfer agent fees	56,505	46,313	10,192
Printing and fulfillment expenses	49,520	7,945	41,575
Postage and delivery expenses	47,223	7,934	39,289
Stock issuance expenses	54,465	3,048	51,417
General and administrative expenses	213,285	41,858	171,427

Total Operating Expenses	$883,369	$325,257	$558,112

●
The increase of $116,089 in base management fees for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was the result of an increase in total assets on which the base management fee is calculated.  The increase in our total assets was primarily the result of net proceeds received from the sale of common stock in our continuous public offering.

●
The increase of $45,263 in administrative expenses allocated from our investment adviser for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of: (i) the allocation to us of additional expenses associated with the management, coordination and administration of outreach activities designed to widen distribution of our shares in our continuous public offering, which expenses are expected to decline in conjunction with the conclusion of our continuous public offering on June 30, 2011, and (ii) the allocation to us of additional expenses associated with the management and implementation of our stockholder communications, investor relations and brand marketing initiatives which did not formally commence until the second quarter of 2010.

●
The increase of $68,277 in legal and professional fees for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of: (i) an increase in audit and audit related expenses associated with the audit of our December 31, 2010 financial statements in comparison to the audit of our December 31, 2009 financial statements, and (ii) an increase in fees paid to a third-party valuation firm engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser.

●
The increase of $41,575 in printing and fulfillment expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was the result of: (i) an increase in the printing and production volume of periodic reports to our increasing stockholder base as required by state securities laws, (ii) an increase in the printing and production volume of other marketing and informational materials used in our investment origination activities, and (iii) an increase in fulfillment expenses related to inventory management and assembly of investor and broker-dealer kits and other marketing materials associated with our continuous public offering, which expenses are expected to decline following the conclusion of our continuous public offering on June 30, 2011.

●
The increase of $39,289 in postage and delivery expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of an increase in the volume of kits and other marketing materials mailed to investors and broker-dealers in conjunction with our continuous public offering, which expenses are expected to decline following conclusion of our continuous public offering on June 30, 2011.

●
The increase of $51,417 in stock issuance expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was the result of expensing stock issuance costs associated with maintaining the registration of our continuous public offering (e.g., legal, accounting, printing and blue sky expenses), which expenses had, prior to the first closing under our continuous public offering, been capitalized as deferred offering costs and which are amortized as a reduction to paid-in capital ratably over the remaining term of the offering.

●
The increase of $171,427 in general and administrative expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of an increase in travel and travel-related expenses, directly related to our outreach activities designed to widen distribution of our shares in our continuous public offering, which expenses are expected to decline following conclusion of our continuous public offering on June 30, 2011.

Net Investment Loss.  For the years three months ended March 31, 2011 and 2010, our net investment loss totaled $859,278 and $309,532, respectively.

The increase of $549,746 in net investment loss for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees and administrative expenses allocated from our investment adviser, (ii) an increase in professional fees including audit fees and fees paid to a third-party valuation firm, (iii) an increase in printing and fulfillment expenses and postage and delivery expenses, all of which are primarily associated with our continuous public offering, which expenses are expected to decline following the conclusion of our continuous public offering on June 30, 2011, (iv) stock issuance expenses associated with maintaining the registration of our continuous public offering (e.g., legal, accounting, printing and blue sky), and (v) an increase in general and administrative expenses as discussed above.

Net Change in Unrealized Appreciation on Investments.  For the three months ended March 31, 2011 and 2010, the net change in unrealized appreciation on investments totaled $77,915 and $550,000 respectively.

The net change in unrealized appreciation on investments for the three months ended March 31, 2011 was the result of: (i) $78,640 in unrealized appreciation on our common stock investment in NeoPhotonics, and (ii) $725 in unrealized depreciation on our convertible preferred stock warrant investment in Livescribe.  The net change in unrealized appreciation on investments for the three months ended March 31, 2010 was the result of $550,000 in unrealized appreciation on our preferred stock investment (which was converted into common stock in February 2011) in NeoPhotonics.  Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the aggregate fair value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations.  For the three months ended March 31, 2011, the net decrease in our net assets resulting from operations was $781,363, or $0.22 per weighted average outstanding common share, which includes $77,915 in net unrealized appreciation on investments recorded during such period.

For the three months ended March 31, 2010, the net increase in our net assets resulting from operations was $240,468, or $0.33 per weighted average outstanding common share, which includes $550,000 in net unrealized appreciation on investments recorded during such period.

Financial Condition, Liquidity and Capital Resources

In our initial private placement which was completed on November 12, 2008, we sold 569,800 shares of common stock at a price per share of $10.00, resulting in gross proceeds of $5,698,000 and net proceeds of $5,243,434 after payment of $454,566 in placement agent commissions and other offering costs.

On June 11, 2009, we commenced our continuous public offering pursuant to which we intend to sell from time-to-time up to 10 million shares of our common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers.  Our continuous public offering will conclude on June 30, 2011, after which we expect to list our shares on the Nasdaq Capital Market by the end of 2011.

During the year ended December 31, 2010, we sold 2,290,399 shares of common stock in our continuous public offering at an average price of approximately $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,066 in dealer manager fees and commissions.

During 2011 through May 10, 2011, we sold an additional 2,546,489 shares of common stock in our continuous public offering at an average price of approximately $9.96 per share, resulting in gross proceeds of $25,370,334 and net proceeds of $22,918,399, after payment of $2,451,935 in dealer manager fees and commissions.

The following table summarizes the sales of our common stock under our continuous public offering by month since the offering commenced on June 11, 2009:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 2010	54,638	9.99	546,000	54,261	491,739
March 2010	175,283	9.98	1,749,436	171,896	1,577,540
April 2010	151,554	9.84	1,491,050	127,062	1,363,988
June 2010	233,277	9.98	2,327,331	227,840	2,099,491
July 2010	113,780	9.99	1,136,483	112,457	1,024,026
August 2010	203,128	9.99	2,028,643	200,493	1,828,150
September 2010	146,716	9.95	1,459,215	138,771	1,320,444
October 2010	249,310	9.96	2,482,410	238,622	2,243,788
November 2010	371,395	9.96	3,697,520	354,967	3,342,553
December 2010	476,623	9.96	4,745,065	455,454	4,289,611
January 2011	315,143	9.97	3,141,484	305,195	2,836,289
February 2011	536,034	9.94	5,328,486	504,176	4,824,310
March 2011	918,617	9.98	9,168,203	900,645	8,267,558
April 2011	635,986	9.96	6,336,732	612,868	5,723,864
May 2011 (through closing on May 10, 2011)	140,709	9.92	1,395,429	129,051	1,266,378

	4,836,888	$9.96	$48,179,987	$4,648,001	$43,531,986

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Since inception of the continuous public offering and through the most recent closing on May 10, 2011, we have sold 4,836,888 shares of common stock at an average offering price of approximately $9.96 per share, resulting in gross proceeds of $48,179,987 and net proceeds of $43,531,986, after payment of $4,648,001 of dealer manager fees and commissions.  We expect to raise between $50 million and $100 million in gross proceeds prior to the conclusion of our continuous public offering on June 30, 2011.  However, there can be no assurance that we will be able to sell all of the shares we are presently offering.

We plan to invest the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategy.  We anticipate that it may take up to 12 to 24 months after conclusion of the continuous public offering to invest substantially all of the proceeds from the continuous public offering in accordance with our investment objective and strategy and depending on the availability of appropriate investment opportunities. We cannot assure you we will achieve our targeted investment pace.

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

We currently generate cash primarily from the net proceeds of our continuous public offering and our primary use of funds is  investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses.  We do not expect that our interest and dividend income from portfolio company investments will be significant and, as a result, we do not expect to generate net ordinary income. To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income. Our primary source of investment income and possible distributions will be from net capital gains realized from the sale of our portfolio company investments.

As of March 31, 2011, we had cash resources of $24,527,933 (including cash, cash equivalents and certificates of deposit) and no indebtedness, other than accounts payable and accrued expenses incurred in the ordinary course of business, of $190,483, management fees, administrative expenses and reimbursable expenses payable to Keating Investments of $184,695, and incentives fees of $131,006 payable to Keating Investments based on the unrealized appreciation of our portfolio company investments.

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

As of March 31, 2011, our cash resources included $19,000,000 of certificates of deposit with original maturities of four weeks (maturing on April 28, 2011), which have been classified as Short-term Investments in the Statement of Assets and Liabilities and valued at amortized cost as of March 31, 2011.  The remainder of our cash resources of $5,527,933 as of March 31, 2011 was held in depository accounts at Steele Street Bank & Trust, who serves as our custodian.

As of December 31, 2010, our cash resources included $13,500,000 of certificates of deposit with original maturities of four weeks (maturing on January 6, 2011), which have been classified as Short-term Investments in the Statement of Assets and Liabilities and valued at amortized cost as of December 31, 2010.  The remainder of our cash resources of $4,753,299 as of December 31, 2010 was held in depository accounts at Steele Street Bank & Trust, who serves as our custodian.

As of March 31, 2011, we had net assets of $36,956,316 and, based on 4,630,094 shares of common stock outstanding, a net asset value per common share of $7.98.

As of December 31, 2010, we had net assets of $22,456,400 and, based on 2,860,299 shares of common stock outstanding, a net asset value per common share of $7.85.

Distribution Policy

All distributions will be paid at the discretion of our Board of Directors and will depend on our net ordinary income and realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. Distributions may also be paid during the year that exceed our net ordinary income and realized net capital gains and thus would constitute a return of capital; however, we will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).  We cannot assure that we will pay distributions to our stockholders in the future.

Distributions to stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution. On February 11, 2011, our Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling $446,837. This special cash distribution was based on the unrealized appreciation we had recorded on our NeoPhotonics investment and, as such, will be initially treated as a return of capital to our stockholders.  However, in the event we are able to sell all or a portion of our NeoPhotonics common shares at a gain during 2011 after the expiration of our six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to our stockholders.  We provide no assurance that we will be able to sell all or any portion of our NeoPhotonics common shares during 2011 and, even if such shares are sold, there is no assurance that we will be able to realize a gain on such sale.

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

The timing of any capital gains generated from the appreciation and sale of portfolio companies cannot be predicted, and we do not expect to generate capital gains on a level or uniform basis from quarter to quarter.  Distributions from realized net capital gains will typically be declared and paid at least annually. However, we may declare and pay periodic distributions which, in the aggregate, would be an estimate of the total net capital gains expected to be realized throughout the year.  During the pendency of this offering, we may also declare and pay periodic distributions in an amount reflecting all or a portion of any net unrealized appreciation on investments recorded on our books which, depending on the timing and amount of actual realization, may represent a return of capital.

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

We have satisfied the requirements to qualify as a RIC and have elected to be treated as a RIC under Subchapter M of the Code effective for our 2010 taxable year.  We also intend to qualify annually thereafter as a RIC. To maintain our qualification for RIC tax treatment, we must, among other things, distribute at least 90% of our investment company taxable income.  In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare, a cash distribution, then our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions.  However, until our shares are listed on the Nasdaq Capital Market, our Board of Directors may determine that any distribution we may declare will not be available for reinvestment under the dividend reinvestment plan.  Once our common stock becomes listed on the Nasdaq Capital Market, which we expect will occur by the end of 2011, all stockholders participating in the dividend reinvestment plan will have any cash distributions that may be paid in the future automatically reinvested in our common shares. See “Dividend Reinvestment Plan.” If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash.

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

If the Investment Advisory and Administrative Services Agreement is terminated, our costs under a new agreement that we may enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Advisory and Administrative Services Agreement. Any new Investment Advisory and Administrative Services Agreement would also be subject to approval by our stockholders.

The Investment Advisory and Administrative Services Agreement was initially approved by our Board of Directors and our sole stockholder on July 28, 2008.  An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009.  Unless earlier terminated as described below, our current Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement. Our Board of Directors (including the independent directors) approved the renewal of our Investment Advisory and Administrative Services Agreement for an additional year at its meeting held April 12, 2011.

 Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements.

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

Valuation of portfolio investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of March 31, 2011 and December 31, 2010, 34.25% and 18.60%, respectively, of our net assets represented investments in portfolio companies valued at fair value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

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

As of March 31, 2011, all of our investments in portfolio companies were deemed to be Level 3 assets.

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

●
A nationally recognized third-party valuation firm engaged by our Board of Directors reviews these preliminary valuations at such times as determined by the Company’s Board of Directors, provided, however, that a review will be conducted by the third-party valuation firm for each new portfolio company investment made during a calendar quarter, at such time as the valuation for a specific portfolio company is increased, and at least once every twelve months;

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

Deferred Offering Costs. Deferred offering costs are comprised of expenses directly related to our continuous public offering that were previously deferred and which are currently being amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the expiration of the offering period on June 30, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of our continuous public offering (e.g., legal, accounting, printing and blue sky) are expensed as incurred while other offering-related expenses are capitalized and subsequently amortized and charged against the gross proceeds of the continuous public offering on a straight-line basis over the remaining term of the offering.

Federal Income Taxes.  We have satisfied the requirements to qualify as a RIC and have elected to be treated as a RIC under Subchapter M of the Code effective for our 2010 tax year.  In future years, if we do not meet the criteria to qualify as a RIC, we will be taxed as a regular corporation under Subchapter C of the Code. We intend to operate so as to continue to qualify to be taxed as a RIC and, as such, to not be subject to federal income tax on the portion of our net ordinary income and realized net capital gains distributed to stockholders. To qualify for RIC tax treatment, we are required to annually distribute at least 90% of our investment company taxable income.

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

Recent Developments

The following table summarizes the sales of our common stock under our continuous public offering from April 1, 2011 through May 10, 2011:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

April 2011	635,986	$9.96	$6,336,732	$612,868	$5,723,864
May 2011 (through closing on May 10, 2011)	140,709	9.92	1,395,429	129,051	1,266,378

	776,695	$9.96	$7,732,161	$741,919	$6,990,242

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk.  As a significant portion of the net proceeds from our continuous public offering have been invested in short-term investments, primarily certificates of deposit, pending subsequent investment in suitable portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates.

As of March 31, 2011, $19,000,000 was invested in certificates of deposit with original maturities of four weeks (maturing on April 28, 2011) at an effective annualized interest rate of approximately 0.40%. Assuming no other changes to our holdings as of March 31, 2011, a one percentage point change in the underlying interest rate payable on our certificate of deposit investments as of March 31, 2011 would not have a material effect on the amount of interest income earned from our certificate of deposit investments for the following 90-day period.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.

Item 4.	Controls and Procedures.

As of March 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes during the three months ended March 31, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2011.

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

Date: May 12, 2011	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)