Form 10-Q
period 2011-06-30
KEATING CAPITAL INC
filed 2011-08-12
CIK 1444706

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 12, 2011 was 9,283,559.

i

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements
Keating Capital, Inc.
Statement of Assets and Liabilities
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $13,000,512 and $3,600,491, respectively)	$13,009,217	$4,177,607
Publicly-traded portfolio companies
(Cost: $1,999,991 and $0, respectively)	3,331,000	-
Total, investments in portfolio company securities at fair value	16,340,217	4,177,607

Short-term investments at fair value
(Cost: $0 and $13,500,000, respectively)	-	13,500,000
Cash and cash equivalents	47,528,728	4,753,299
Prepaid expenses and other assets	19,780	92,125
Deferred offering costs	-	333,682

Total Assets	63,888,725	22,856,713

Liabilities
Base management fees payable to Investment Adviser	232,731	90,631
Accrued incentive fees payable to Investment Adviser	267,943	115,423
Administrative expenses payable to Investment Adviser	36,317	41,348
Reimbursable expenses payable to Investment Adviser	2,500	3,068
Accounts payable	47,968	80,275
Accrued expenses and other liabilities	89,009	69,568

Total Liabilities	676,468	400,313

Net Assets	$63,212,257	$22,456,400

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
7,628,242 and 2,860,299 shares issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively	$7,628	$2,860
Additional paid-in capital	67,796,716	25,378,355
Accumulated undistributed net investment loss	(5,484,964)	(3,501,931)
Accumulated distributions in excess of net realized gains on investments	(446,837)	-
Net unrealized appreciation on investments	1,339,714	577,116

Net Assets	$63,212,257	$22,456,400

Common Shares Outstanding	7,628,242	2,860,299

Net Asset Value Per Outstanding Common Share	$8.29	$7.85

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Investment Income
Interest and dividend income:
Certificate of deposit and money market investments	$19,187	$7,894	$43,278	$13,619
Other income	-	-	-	10,000

Total Investment Income	19,187	7,894	43,278	23,619

Operating Expenses
Base management fees	232,731	41,988	375,368	68,536
Incentive fees	136,937	-	152,520	-
Administrative expenses allocated from Investment Adviser	113,773	97,370	233,506	171,840
Legal and professional fees	108,630	108,626	267,798	199,517
Directors' fees	33,750	31,250	59,000	57,500
Stock transfer agent fees	66,155	47,967	122,660	94,280
Printing and fulfillment expenses	79,619	14,236	129,139	22,181
Postage and delivery expenses	82,272	16,383	129,495	24,317
Stock issuance expenses	58,298	104,145	112,763	107,193
General and administrative expenses	230,777	49,788	444,062	91,646

Total Operating Expenses	1,142,942	511,753	2,026,311	837,010

Net Investment Loss	(1,123,755)	(503,859)	(1,983,033)	(813,391)

Net Change in Unrealized Appreciation on Investments
Non-control/non-affiliate investments	684,683	-	762,598	550,000

Net Change in Unrealized Appreciation On Investments	684,683	-	762,598	550,000

Net Decrease in Net Assets Resulting From Operations	$(439,072)	$(503,859)	$(1,220,435)	$(263,391)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(0.08)	$(0.48)	$(0.26)	$(0.29)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,653,594	1,055,355	4,611,647	895,730

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010

Changes in Net Assets from Operations
Net investment loss	$(1,983,033)	$(813,391)
Net change in unrealized appreciation on investments	762,598	550,000

Net Decrease in Net Assets Resulting from Operations	(1,220,435)	(263,391)

Changes in Net Assets from Stockholder Distributions
Distributions in excess of net realized gains on investments	(446,837)	-

Net Decrease in Net Assets Resulting from Stockholder Distributions	(446,837)	-

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in continuous public offering (1)	47,501,179	7,260,317
Offering costs from issuance of common stock	(4,589,687)	(695,302)
Amortization of deferred offering costs	(488,363)	(214,683)

Net Increase in Net Assets Resulting From Capital Stock Transactions	42,423,129	6,350,332

Net Increase in Net Assets	40,755,857	6,086,941

Net assets at beginning of period	22,456,400	3,719,496

Net Assets at End of Period (2)	$63,212,257	$9,806,437

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(2)	Net Assets at June 30, 2011 and 2010 include no accumulated undistributed net investment income and no accumulated undistributed net realized gains.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(1,220,435)	$(263,391)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(762,598)	(550,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	72,345	(13,150)
Increase in base management fees payable to Investment Adviser	142,100	12,520
Increase in accrued incentive fees payable to Investment Adviser	152,520	-
(Decrease) increase in administrative expenses payable to Investment Adviser	(5,031)	30,234
(Decrease) in reimbursable expenses payable to Investment Adviser	(568)	(5,838)
(Decrease) increase in accounts payable	(32,307)	73,663
Increase (decrease) in accrued expenses and other liabilities	19,441	(240)

Net cash used in operating activities	(1,634,533)	(716,202)

Cash Flows From Investing Activities
Investments in portfolio companies	(11,400,012)	(1,000,000)
Purchases of short-term investments	(89,000,000)	(31,500,000)
Proceeds from maturities of short-term investments	102,500,000	28,000,000

Net cash provided by (used in) investing activities	2,099,988	(4,500,000)

Cash Flows From Financing Activities
Gross proceeds from issuance of common stock	47,501,179	7,260,317
Offering costs from issuance of common stock	(4,589,687)	(695,302)
Additions to deferred stock offering costs	(154,681)	(93,211)
Stockholder distributions	(446,837)	-

Net cash provided by financing activities	42,309,974	6,471,804

Net increase in cash and cash equivalents	42,775,429	1,255,602

Cash and cash equivalents, beginning of period	4,753,299	367,918

Cash and cash equivalents, end of period	$47,528,728	$1,623,520

Supplemental Disclosure of Non-Cash Financing Activities
Amortization of deferred offering costs	$488,363	$214,683

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
June 30, 2011
 (Unaudited)

						% of
Portfolio Company	Industry / Description	Type of Investment	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
Livescribe, Inc.	Consumer Products - Consumer Electronics	Series C Convertible Preferred Stock (3)(4)	1,000,000	471,295	485,000	0.77%
		Series C Convertible Preferred Stock Warrants (6)	125,000	29,205	24,205	0.04%

MBA Polymers, Inc.	Cleantech - Recycling	Series G Convertible Preferred Stock (3)(4)	2,000,000	2,000,000	2,000,000	3.16%

BrightSource Energy, Inc.	Cleantech - Solar Energy	Series E Convertible Preferred Stock (3)(4)	288,531	2,500,006	2,500,006	3.95%

Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock (3)(5)	580,496	2,499,999	2,499,999	3.95%

Suniva, Inc.	Cleantech - Solar Energy	Series D Convertible Preferred Stock (3)(4)	197,942	2,500,007	2,500,007	3.95%

Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock (3)(4)	1,573,234	3,000,000	3,000,000	4.76%

Subtotal - Private Portfolio Companies				$13,000,512	$13,009,217	20.58%

Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Common Stock (7)	160,000	1,000,000	996,000	1.58%

Solazyme, Inc.	Cleantech - Renewable Oils	Common Stock (8)	112,927	999,991	2,335,000	3.69%

Subtotal - Publicly-Traded Portfolio Companies				$1,999,991	$3,331,000	5.27%

Total - Investments in Portfolio Company Securities (2)				$15,000,503	$16,340,217	25.85%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
June 30, 2011
 (Unaudited)

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$16,340,217	25.85%
Cash and cash equivalents	47,528,728	75.19%
Prepaid expenses and other assets	19,780	0.03%

Less: Total Liabilities	(676,468)	-1.07%

Net Assets	$63,212,257	100.00%

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

(2)
The aggregate cost basis for federal income tax purposes of Non-Control/Non-Affiliate investments is $15,000,503.  The gross unrealized appreciation based on the tax cost basis of these securities is $1,348,714. The gross unrealized depreciation based on the tax cost basis of these securities is $9,000.

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

(8)
On May 27, 2011, Solazyme completed an initial public offering of its common stock at a price of $18.00 per share.  Prior to the initial public offering, the Company’s Series D convertible preferred stock converted into 112,927 shares of Solazyme common stock, which common shares are subject to a six-month lockup provision expiring in November 2011.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2010
 (Unaudited)

						% of
Portfolio Company	Industry / Description	Type of Investment	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Series X Convertible Preferred Stock (3)(4)(7)	10,000	$1,000,000	$1,550,000	6.90%

Livescribe, Inc.	Consumer Products - Consumer Electronics	Series C Convertible Preferred Stock (3)(4)	1,000,000	471,295	500,000	2.23%
		Series C Convertible Preferred Stock Warrants (5)	125,000	29,205	27,616	0.12%

Solazyme, Inc.	Cleantech - Renewable Oils	Series D Convertible Preferred Stock (3)(4)	112,927	999,991	999,991	4.45%

MBA Polymers, Inc.	Cleantech - Recycling	Series G Convertible Preferred Stock (3)(4)	1,100,000	1,100,000	1,100,000	4.90%

Total - Investments in Portfolio Company Securities (2)				$3,600,491	$4,177,607	18.60%

Short-Term Investments
Certificates of Deposit Maturing on January 6, 2011 (6)
Annual Percentage Yield of 0.45%				$13,500,000	$13,500,000	60.12%

Total - Short-Term Investments				$13,500,000	$13,500,000	60.12%

Total - Investments in Portfolio Company Securities and Short-Term Investments				$17,100,491	$17,677,607	78.72%

						% of
Reconciliation to Net Assets					Amount	Net Assets

Investments in portfolio company securities and short-term investments					$17,677,607	78.72%
Cash and cash equivalents					4,753,299	21.17%
Prepaid expenses and other assets					92,125	0.41%
Deferred offering costs					333,682	1.48%

Less: Total Liabilities					(400,313)	-1.78%

Net Assets					$22,456,400	100.00%

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

Keating Capital, Inc.
Financial Highlights
 (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010

Per Common Share Data
Net asset value, beginning of period (1)	$7.85	$6.53

Net investment loss (2)	(0.43)	(0.91)
Net change in unrealized appreciation on investments (2)	0.17	0.61

Net (decrease) increase in net assets resulting from operations	(0.26)	(0.30)

Stockholder distributions:
Distributions in excess of net realized gains on investments (2)	(0.10)	-

Net decrease in net assets resulting for stockholder distributions	(0.10)	-

Capital stock transactions:
Issuance of common stock in continuous public offering (3)	1.91	2.34
Offering costs from issuance of common stock (2)	(1.00)	(0.78)
Amortization of deferred offering costs (2)	(0.11)	(0.24)

Net increase in net assets from capital stock transactions	0.80	1.32

Net asset value, end of period (1)	$8.29	$7.55

Common shares outstanding, beginning of period	2,860,299	569,900
Common shares outstanding, end of period	7,628,242	1,299,346
Weighted average common shares outstanding during period	4,611,647	895,730
Total return based on change in net asset value and stockholder distributions (4)	6.88%	15.62%

Supplemental Data and Ratios
Net assets, beginning of period	$22,456,400	$3,719,496
Net assets, end of period	$63,212,257	$9,806,437
Average net assets during period	$42,834,329	$6,762,967
Annualized ratio of operating expenses to average net assets	9.46%	24.75%
Annualized ratio of net investment loss to average net assets	-9.26%	-24.05%
Portfolio turnover (5)	-	-

(1)	Based on total shares outstanding at the beginning and end of the corresponding period.
(2)	Based on weighted average shares outstanding during the period.
(3)	Represents the average increase in net asset value attributable to each share issued during the six months ended June 30, 2011 and 2010.
(4)
Total return for the six months ended June 30, 2011 and 2010 was calculated as the change in net asset value per share for each period, plus stockholder distributions per weighted average share paid during each period, divided by the net asset value per share at the beginning of the period.  For the six months ended June 30, 2011 and 2010, total return has not been annualized.

(5)
For the six months ended June 30, 2011 and 2010, the only investment activity subject to the calculation of portfolio turnover was an aggregate of $11,400,012 and $1,000,000, respectively, in portfolio company investments. Since there were no sales of portfolio company investments during these periods, there was no portfolio turnover.

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

Reclassifications

For the three and six months ended June 30, 2011, the Company separately classified Stock Transfer Agent Fees, Printing and Fulfillment Expenses, and Postage and Delivery Expenses as individual line items in its Statement of Operations.  Stock Transfer Agent Fees were previously included as a component of Legal and Professional Fees, and Printing and Fulfillment Expenses and Postage and Delivery Expenses were previously included as components of General and Administrative Expenses in the Statement of Operations.  For comparative purposes, these line items have also been separately classified in the Company’s Statement of Operations for the three and six months ended June 30, 2010.

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

At June 30, 2011, the Company’s financial statements included portfolio company investments valued at $16,340,217, with a cost of $15,000,503.  The fair value of the Company’s portfolio company investments was determined in good faith by the Company’s Board of Directors and in accordance with ASC 820.  Upon sale of the Company’s portfolio company investments, the value that is ultimately realized could be different from what is currently reflected in the Company’s financial statements, and this difference could be material.

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

Cash and Cash Equivalents
Cash and cash equivalents are comprised of demand deposits and investments in money market funds with original maturities of 90 days or less.

Deferred Offering Costs

Deferred offering costs were comprised of expenses directly related to the continuous public offering of the Company’s common stock, which concluded on June 30, 2011. These expenses were initially deferred and subsequently amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the conclusion of the offering period on June 30, 2011.  Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) were expensed as incurred, while other offering-related expenses were capitalized and subsequently charged against the gross proceeds of the continuous public offering on a straight-line basis through June 30, 2011 (see Note 6).

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

During the three and six months ended June 30, 2011 and 2010, there were no non-cumulative or cumulative dividends recorded.

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

Federal and State Income Taxes

During 2010, the Company satisfied the requirements to qualify as a RIC under Subchapter M of the Code and has elected to be treated as a RIC for U.S. federal income tax purposes effective for the 2010 tax year.  To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its investment company taxable income (which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses).

As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income or any realized net capital gains (which is generally realized net long-term capital gains in excess of realized net short-term capital losses) that the Company distributes to its stockholders. In the event the Company retains any of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser, the Company will likely designate the retained amount as a deemed distribution to stockholders and will be required to pay corporate-level tax on the retained amount.

The Company would also be subject to certain excise taxes imposed on RICs if it fails to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

The Company has made no provision for income taxes as of June 30, 2011 since it expects to continue to qualify as a RIC for its 2011 taxable year and did not generate any investment company taxable income or realized net capital gains during the three or six months ended June 30, 2011.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

As of June 30, 2011 and December 31, 2010, the Company had not recorded a liability for any unrecognized tax benefits.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

The aggregate cost of portfolio company securities for federal income tax purposes and portfolio company securities with unrealized appreciation and depreciation based on tax cost basis, were as follows as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Aggregate cost of portfolio company securities
for federal income tax purposes	$15,000,503	$3,600,491

Gross unrealized appreciation of portfolio company securities	1,348,714	578,705
Gross unrealized depreciation of portfolio company securities	(9,000)	(1,589)

Net unrealized appreciation of portfolio company securities	$1,339,714	$577,116

Dividends and Distributions
Dividends and distributions to common stockholders are recorded when declared.

Net realized capital gains, if any, after reduction for any incentive fees payable to the investment adviser and any other retained amounts, are expected to be distributed at least annually.  In the event the Company retains some or all of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser, the Company will likely designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04.  ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy:  (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (ii) a description of the valuation processes in place; and (iii) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities.  The Company is evaluating the impact that the adoption of this update may have on its financial position or results of operations.

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

A third-party valuation firm reviewed the valuation of the sole portfolio company investment made by the Company during the three months ended June 30, 2011, as well as performed a review of the valuation of one other existing portfolio company, which valuations represented approximately 22% of the total fair value of portfolio company investments as of June 30, 2011.

.
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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

● Level 3: Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company applies the framework for determining fair value as described above to the valuation of investments in each of the following categories:

Short-Term Investments

Short-term investments, which were comprised of investments in certificates of deposit with original maturities of 90 days or less at December 31, 2010, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase.

As of June 30, 2011, the Company no longer held any instruments classified as short-term investments, as its cash balances were invested in a money market fund and classified as a component of cash and cash equivalents. The money market fund in which the Company has invested its cash balances invests primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  During the six months ended June 30, 2011, prior to the investment of cash balances in this money market fund, the Company’s cash balances were invested in certificates of deposit and classified as short-term investments.  During the six months ended June 30, 2011, cumulative purchases of certificates of deposit totaled $89,000,000 and cumulative maturities totaled $102,500,000.  During the six months ended June 30, 2010 the Company’s short-term investments were comprised exclusively of investments in certificates of deposit with four week maturities, with cumulative purchases totaling $31,500,000 and cumulative maturities totaling $28,000,000.

Equity Investments

Equity investments for which market quotations are readily available are generally valued at the most recently available closing market prices.  However, equity investments for which market quotations are readily available, but which are subject to lock-up provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of June 30, 2011 and December 31, 2010:

	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value

As of June 30, 2011
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$12,985,012	$12,985,012
Preferred Stock Warrants	-	-	24,205	24,205

Publicly-Traded Portfolio Company Securities:
Common Stock (1)	-	-	3,331,000	3,331,000

Cash Equivalents:
Money Market Funds	47,367,929	-	-	47,367,929

Total	$47,367,929	$-	$16,340,217	$63,708,146

As of December 31, 2010
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$4,149,991	$4,149,991
Preferred Stock Warrants	-	-	27,616	27,616

Short-Term Investments:
Certificates of Deposit (2)
(Maturing on January 6, 2011)	-	13,500,000	-	13,500,000

Total	$-	$13,500,000	$4,177,607	$17,677,607

(1)
Though quoted prices in active markets exist for the Company's common stock investments in publicly traded portfolio companies, such investments are subject lock-up provisions which have not expired as of June 30, 2011 and, as a result, such investments have been valued at a discount to the quoted market prices and catorgized as Level 3 in the fair value hierarchy.

(2)	Fair value reflects amortized cost as of December 31, 2010.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2011:

	Level 3	Level 3	Level 3
	Portfolio Company	Portfolio Company	Portfolio Company
	Investments	Investments	Investments
Three months ended June 30, 2011:	(Common Stock)	(Preferred Stock)	(Warrants)	Total

Fair Value at March 31, 2011	$1,628,640	$11,000,003	$26,891	$12,655,534

New investments in Level 3 portfolio company securities at cost	-	3,000,000	-	3,000,000

Transfers from preferred stock to common stock within Level 3	999,991	(999,991)	-	-

Total unrealized appreciation (depreciation) on Level 3 portfolio
company securities included in change in net assets	702,369	(15,000)	(2,686)	684,683

Fair Value at June 30, 2011	$3,331,000	$12,985,012	$24,205	$16,340,217

Total unrealized appreciation (depreciation) on Level 3 portfolio company securities included in change in net assets that were
still held by the Company at June 30, 2011.	$702,369	$(15,000)	$(2,686)	$684,683

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

As of March 31, 2011, the Company’s Series D convertible preferred stock investment in Solazyme, Inc. (“Solazyme”) had a fair value of $999,991 as determined in good faith by the Company’s Board of Directors and was included as a component of Level 3 Portfolio Company Investments (Preferred Stock) as Solazyme was a private company for which market quotations for its shares were not available as of March 31, 2011.  As a result of Solazyme’s initial public offering on May 27, 2011 and the conversion of the Company’s preferred stock into common stock, such investment was reclassified from preferred stock to common stock within Level 3 of the fair value hierarchy during the three months ended June 30, 2011.  Though a quoted price in an active market exists for the Company’s common stock investment in Solazyme as of June 30, 2011, such investment is subject to a six-month lock-up provision expiring in November 2011 and, as a result, has been valued at a discount to the quoted market price of $22.97 per share as of June 30, 2011 and categorized within Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

	Level 3	Level 3	Level 3
	Portfolio Company	Portfolio Company	Portfolio Company
	Investments	Investments	Investments
Six months ended June 30, 2011:	(Common Stock)	(Preferred Stock)	(Warrants)	Total

Fair Value at December 31, 2010	$-	$4,149,991	$27,616	$4,177,607

New investments in Level 3 portfolio company securities at cost	-	11,400,012	-	11,400,012

Transfers from preferred stock to common stock within Level 3	2,549,991	(2,549,991)	-	-

Total unrealized appreciation (depreciation) on Level 3 portfolio
company securities included in change in net assets	781,009	(15,000)	(3,411)	762,598

Fair Value at June 30, 2011	$3,331,000	$12,985,012	$24,205	$16,340,217

Total unrealized appreciation (depreciation) on Level 3 portfolio company securities included in change in net assets that were
still held by the Company at June 30, 2011.	$781,009	$(15,000)	$(3,411)	$762,598

As of December 31, 2010, the Company’s Series X convertible preferred stock investment in NeoPhotonics Corporation (“NeoPhotonics”) had a fair value of $1,550,000 as determined in good faith by the Company’s Board of Directors and was included as a component of Level 3 Portfolio Company Investments (Preferred Stock) as NeoPhotonics was a private company for which market quotations for its shares were not available as of December 31, 2010.  As a result of NeoPhotonics’ initial public offering on February 2, 2011 and the conversion of the Company’s preferred stock into common stock, such investment was reclassified from preferred stock to common stock within Level 3 of the fair value hierarchy during the six months ended June 30, 2011.  Though a quoted price in an active market exists for the Company’s common stock investment in NeoPhotonics as of June 30, 2011, such investment is subject to a six-month lock-up provision expiring in August 2011 and, as a result, has been valued at a discount to the quoted market price of $6.92 per share as of June 30, 2011 and categorized within Level 3 of the fair value hierarchy.

4.	Investment Portfolio

As of June 30, 2011, the Company’s investment portfolio consisted of common stock investments in two publicly-traded companies and convertible preferred stock and warrant investments in six private companies.

As of December 31, 2010, the Company’s investment portfolio, excluding short-term investments in certificates of deposit, consisted exclusively of convertible preferred stock and warrant investments in four private companies.

Investment Portfolio Activity

On February 22, 2011, the Company made a $900,000 follow-on investment in Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  This follow-on investment was in addition to the $1.1 million investment in the Series G convertible preferred stock of MBA Polymers made by the Company in October 2010.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

On March 9, 2011, the Company made a $2,499,999 investment in the Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”).  Harvest Power is a private company headquartered in Waltham, Massachusetts that acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy.

On March 31, 2011, the Company made a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Suniva is a private company headquartered in Norcross, Georgia and is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products.

On June 14, 2011, the Company made a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”).  Xtime is a private company headquartered in Redwood Shores, California and is a software as a service provider of Web scheduling and CRM solutions for automotive service departments.

Except for the Company’s investments in MBA Polymers (follow-on investment), BrightSource, Harvest Power, Suniva, and Xtime, there were no other purchases of equity investments during the three and six months ended June 30, 2011.  The Company’s only investment activity during the three and six months ended June 30, 2010 was its investment in NeoPhotonics.  There were no sales of portfolio company investments during the three and six months ended June 30, 2011 and 2010.

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Livescribe, Inc.	$500,500	$509,205	3.12%	$500,500	$527,616	12.63%
NeoPhotonics Corporation (1)	-	-	0.00%	1,000,000	1,550,000	37.10%
Solazyme, Inc. (2)	-	-	0.00%	999,991	999,991	23.94%
MBA Polymers, Inc.	2,000,000	2,000,000	12.24%	1,100,000	1,100,000	26.33%
BrightSource Energy, Inc.	2,500,006	2,500,006	15.30%	-	-	-
Harvest Power, Inc.	2,499,999	2,499,999	15.30%	-	-	-
Suniva, Inc.	2,500,007	2,500,007	15.30%	-	-	-
Xtime, Inc.	3,000,000	3,000,000	18.36%	-	-	-
Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation (1)	1,000,000	996,000	6.09%	-	-	0.00%
Solazyme, Inc. (2)	999,991	2,335,000	14.29%	-	-	0.00%

Total	$15,000,503	$16,340,217	100.00%	$3,600,491	$4,177,607	100.00%

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

(2)
On May 27, 2011, Solazyme completed an initial public offering of its common stock and is currently listed on the Nasdaq Global Market under the ticker symbol SZYM.  Prior to the initial public offering, the Company held convertible preferred stock in Solazyme, which converted into 112,927 shares of common stock prior to the initial public offering, which common shares are subject to a six-month lock-up provision expiring in November 2011.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by industry classification as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Cleantech	$10,500,003	$11,835,012	72.43%	$2,099,991	$2,099,991	50.27%
Internet & Software	3,000,000	3,000,000	18.36%	-	-	0.00%
Technology	1,000,000	996,000	6.09%	1,000,000	1,550,000	37.10%
Consumer Products	500,500	509,205	3.12%	500,500	527,616	12.63%

Total	$15,000,503	$16,340,217	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by geographic region of the United States as of June 30, 2011 and December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$10,000,497	$11,340,211	69.40%	$3,600,491	$4,177,607	100.00%
Northeast	2,499,999	2,499,999	15.30%	-	-	-
Southeast	2,500,007	2,500,007	15.30%	-	-	-

Total	$15,000,503	$16,340,217	100.00%	$3,600,491	$4,177,607	100.00%

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

The Investment Adviser’s services under the Investment Advisory and Administrative Services Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

The Company pays the Investment Adviser a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings for the three and six months ended June 30, 2011 or 2010.  The Base Fee is payable quarterly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $232,731 and $41,988 for the three months ended June 30, 2011 and 2010, respectively.  The Company recorded Base Fees of $375,368 and $68,536 for the six months ended June 30, 2011 and 2010, respectively.   As of June 30, 2011 and December 31, 2010, Base Fees payable to the Investment Adviser were $232,731 and $90,631, respectively.

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

During the three and six months ended June 30, 2011 and 2010, no incentive fees were earned by or payable to the Investment Adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate any realized capital gains during such periods.  However, during the three and six months ended June 30, 2011, the Company recorded $136,937 and $152,520 of incentive fee expense, respectively, with respect to $684,683 and $762,598 of net unrealized appreciation on its portfolio company investments during the three and six months ended June 30, 2011, respectively.  Additionally, as of June 30, 2011 and December 31, 2010, the Company had recorded accrued incentive fees payable to the Investment Adviser in the amounts of $267,943 and $115,423, respectively, with respect to $1,339,714 and $577,115 of net unrealized appreciation on its portfolio company investments as of June 30, 2011 and December 31, 2010.  Since the incentive fee is only payable based on realized capital gains (after reduction for realized capital losses and unrealized depreciation), this accrued incentive fee of $267,943 as of June 30, 2011 may differ from the actual incentive fee that may be paid to Keating Investments depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the unrealized appreciation recorded as of June 30, 2011.

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

The Company recorded allocated administrative expenses of $113,773 and $97,370 for the three months ended June 30, 2011 and 2010, respectively.  The Company recorded allocated administrative expenses of $233,506 and $171,840 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, allocated administrative expenses payable to the Investment Adviser were $36,317 and $41,348, respectively.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Reimbursable Expenses

Reimbursable expenses payable to the Investment Adviser totaling $2,500 and $3,068 in the accompanying Statement of Assets and Liabilities at June 30, 2011 and December 31, 2010, respectively, represent amounts owed to Investment Adviser for direct expenses of the Company that were paid on its behalf by the Investment Adviser.

Duration and Termination

The Investment Advisory and Administrative Services Agreement was initially approved by the Company’s Board of Directors and its sole stockholder on July 28, 2008.  An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009.  Unless earlier terminated as described below, the current Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by the Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.  The Company’s Board of Directors (including the independent directors) approved the renewal of the Investment Advisory and Administrative Services Agreement for an additional year at its meeting held on April 12, 2011.

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

On June 11, 2009, the Company commenced a continuous public offering pursuant to which the Company intended to sell from time-to-time up to 10 million shares of its common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers.  The continuous public offering concluded on June 30, 2011.  During the period from June 11, 2009 through December 31, 2009, no shares of common stock were sold and no proceeds were received from the Company’s continuous public offering.

During the year ended December 31, 2010, the Company sold 2,290,399 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,606 in dealer manager fees and commissions.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

During the six months ended June 30, 2011, the Company sold 4,767,943 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $47,501,179 and net proceeds of $42,911,492, after payment of $4,589,687 in dealer manager fees and commissions.

On July 11, 2011, the final closing of escrowed funds received from subscribing investors occurred, with an additional 1,655,317 shares of common stock being issued at an average price of $9.96 per share, resulting in additional gross proceeds of $16,489,168 and net proceeds of $14,897,855, after payment of $1,591,313 in dealer manager fees and commissions.  Included in this final closing were 564 shares of common stock issued to the Investment Adviser at a price of $10.00 per share and for total gross proceeds of $5,640.

The following table summarizes the sales of the Company’s common stock under its continuous public offering by month since the commencement of the offering through the closing of the offering, with the final closing of escrowed funds from subscribing investors occurring on July 11, 2011:

				Dealer Manager
	Shares	Average Price	Gross	Fees and	Net
Month	Sold (1)	Per Share (1)	Proceeds	Commissions	Proceeds

January 2010 (first closing)	114,695	$10.00	$1,146,500	$114,243	$1,032,257
February 2010	54,638	9.99	546,000	54,261	491,739
March 2010	175,283	9.98	1,749,436	171,896	1,577,540
April 2010	151,554	9.84	1,491,050	127,062	1,363,988
June 2010	233,277	9.98	2,327,331	227,840	2,099,491
July 2010	113,780	9.99	1,136,483	112,457	1,024,026
August 2010	203,128	9.99	2,028,643	200,493	1,828,150
September 2010	146,716	9.95	1,459,215	138,771	1,320,444
October 2010	249,310	9.96	2,482,410	238,622	2,243,788
November 2010	371,395	9.96	3,697,520	354,967	3,342,553
December 2010	476,623	9.96	4,745,065	455,454	4,289,611
January 2011	315,143	9.97	3,141,484	305,195	2,836,289
February 2011	536,034	9.94	5,328,486	504,176	4,824,310
March 2011	918,617	9.98	9,168,203	900,645	8,267,558
April 2011	635,985	9.96	6,336,732	612,868	5,723,864
May 2011	610,890	9.94	6,071,480	573,471	5,498,009
June 2011	1,751,274	9.97	17,454,794	1,693,332	15,761,462
July 2011 (final closing on July 11, 2011)	1,655,317	9.96	16,489,168	1,591,313	14,897,855

	8,713,659	$9.96	$86,800,000	$8,377,066	$78,422,934

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

Offering expenses directly related to the continuous public offering totaling $965,169 on a cumulative basis were initially deferred and subsequently amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the conclusion of the offering period on June 30, 2011.  During the year ended December 31, 2010, deferred offering costs totaling $476,806 were amortized and charged as a reduction to additional paid-in capital.  During the six months ended June 30, 2011, deferred offering costs totaling $488,363 were amortized and charged as a reduction to additional paid-in capital.

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) were expensed as incurred.  During the three months ended June 30, 2011 and 2010, $58,298 and $104,145, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.  During the six months ended June 30, 2011 and 2010, $112,763 and $107,193, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Numerator for (decrease) in net assets per share	$(439,072)	$(503,859)	$(1,220,435)	$(263,391)

Denominator for basic and diluted weighted average shares	5,653,594	1,055,355	4,611,647	895,730

Basic and diluted net (decrease) in net assets per share
resulting from operations	$(0.08)	$(0.48)	$(0.26)	$(0.29)

During the three and six months ended June 30, 2011 and 2010, the Company had no dilutive securities outstanding.

9.	Subsequent Events

On July 6, 2011, the Company was the lead investor in an $8 million private purchase of common stock and warrants from certain founders and management employees of Corsair Components, Inc., a designer and supplier of high-performance components to the personal computer, or PC, gaming hardware market. The Company acquired $4 million of common stock and warrants in the transaction.

On July 8, 2011, the Company made a $27,480 investment in the Series C-1 convertible preferred stock and warrants of Livescribe, Inc. (“Livescribe”), a portfolio company in which the Company had previously invested $500,500 in July of 2010.  The Company has also committed to make an additional investment of $22,900 in the Series C-1 convertible preferred stock and warrants of Livescribe as part of a second closing that will occur no later than April 30, 2012.

On July 11, 2011, the final closing of escrowed funds received from subscribing investors in the Company’s continuous public offering occurred, with an additional 1,655,317 shares of common stock being issued at an average price of $9.96 per share, resulting in additional gross proceeds of $16,489,168 and net proceeds of $14,897,855, after payment of $1,591,313 in dealer manager fees and commissions.  Included in this final closing were 564 shares of common stock issued to the Investment Adviser at a price of $10.00 per share and for total gross proceeds of $5,640.

On July 22, 2011, the Company funded, pending closing, a $1,387,201 investment in a private company focused on Internet-based social gaming.

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

While we have specifically identified sponsored deals and financing participation deals, we believe there may be other types of investment opportunities which may not have the specific characteristics of a sponsored deal or financing participation deal, but which may still meet our general investment criteria and which are still relevant to our focus on micro-cap and small-cap companies capable of and committed to becoming public.  For example, more recently, we have investigated the purchase of common stock directly from stockholders of companies that meet our investment criteria. We may make such common stock investments or other investments in such portfolio companies on an opportunistic basis.  In all cases, we expect our portfolio companies will generally be able to file a registration statement with the SEC within three to twelve months after our investment and will generally be able to obtain an exchange listing within 12 to 18 months after our investment.

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

We expect the common stock of our portfolio companies that are not IPO qualified at the time of our investment, or fail to complete an IPO in a timely manner, to typically be initially quoted on the over-the-counter markets or, in the case of foreign portfolio companies, the Toronto Stock Exchange Venture or other foreign exchanges that we may determine as an acceptable initial foreign listing venue (collectively, “Foreign Junior Exchange”), following the completion of the registration process, depending upon satisfaction of the applicable listing requirements.   We refer to the over-the-counter markets and the Foreign Junior Exchanges herein collectively as the “junior exchanges” or individually as a “junior exchange.”

We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to successfully complete the SEC registration process, or that they will be successful in obtaining a listing on either a junior or senior exchange within the expected timeframe, if at all.  If, for any reason, a traditional IPO is unavailable due to either market conditions or an underwriter’s minimum requirements, we believe that we can provide each of our portfolio companies with an alternative solution to becoming public and obtaining an exchange listing through our investment adviser’s going public, aftermarket support and public markets expertise.

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

During 2010, we satisfied the requirements to qualify as a regulated investment company (“RIC”) and have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code (the “Code”) effective for our 2010 taxable year.  In order to  maintain RIC status, the size of our individual portfolio company investments will be restricted in order to comply with specified asset diversification requirements on a quarterly basis. As a result, to comply with these diversification requirements, we expect that the average size of our individual portfolio company investments will represent approximately 5% of our total assets.  Based on our total assets as of June 30, 2011 and taking into consideration the additional $14,897,855 of net proceeds received in the final closing of our continuous public offering on July 11, 2011, we anticipate that the average size of our future portfolio company investments will range from approximately $3 million to $5 million. However, we may invest more than this amount in certain opportunistic situations, provided we do not invest more than 25% of the value of our total assets in any portfolio company and the value of our portfolio company investments representing more than 5% of our total assets do not in the aggregate exceed 50% of our total assets.

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

Operating and Regulatory Structure

Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).  Keating Investments was founded in 1997 and is an investment adviser registered under the Advisers Act.  The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors, Frederic M. Schweiger, our Chief Operating Officer, Chief Compliance Officer and Secretary, and Kyle L. Rogers, our Chief Investment Officer.  In addition, Keating Investments’ other investment professionals consist of three portfolio company originators/transaction analysts, an investor relations director and a financial analyst.  Under our Investment Advisory and Administrative Services Agreement with Keating Investments, we have agreed to pay Keating Investments, for its investment advisory services, an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

Investment Portfolio Composition and Activity

During the year ended December 31, 2010, we made four portfolio company investments in an aggregate amount of $3,600,491.   During the three and six months ended June 30, 2011, we made five additional portfolio company investments (one of which was a follow-on investment in an existing portfolio company) totaling $11,400,012 as follows:

●	On February 22, 2011, we made an additional $900,000 investment in the convertible preferred stock of MBA Polymers, Inc.

●	On March 1, 2011, we completed a $2,500,006 investment in the convertible preferred stock of BrightSource Energy, Inc.

●	On March 9, 2011, we completed a $2,499,999 investment in the convertible preferred stock of Harvest Power, Inc.

●	On March 31, 2011, we completed a $2,500,007 investment in the convertible preferred stock of Suniva, Inc.

●	On June 14, 2011, we completed a $3,000,000 investment in the convertible preferred stock of Xtime, Inc.

A summary of each of our portfolio company investments as of June 30, 2011 is set forth below:

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

NeoPhotonics completed an initial public offering on February 2, 2011 selling 7,500,000 shares of common stock at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Prior to the initial public offering, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock.  The shares of NeoPhotonics common stock we received upon conversion are subject to a six-month lock-up provision which expires in August 2011. At June 30, 2011, our common stock investment in NeoPhotonics was valued at $996,000, including $4,000 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

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

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.  At June 30, 2011, our Series C convertible preferred stock investment in Livescribe was valued at $485,000, including $13,705 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.  At June 30, 2011, our Series C convertible preferred stock warrants in Livescribe were valued at $24,205, including $5,000 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

On July 8, 2011, we made a $27,480 investment in the Series C-1 convertible preferred stock and warrants of Livescribe.  We has also committed to make an additional investment of $22,900 in the Series C-1 convertible preferred stock and warrants of Livescribe as part of a second closing that will occur no later than April 30, 2012.

Solazyme, Inc. On July 16, 2010, we completed a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Our investment in Solazyme was part of a $60 million Series D preferred stock offering.   Solazyme is a renewable oils and green bioproducts company based in South San Francisco, California.  Founded in 2003, Solazyme is considered a leader in the development and commercialization of algal oil and bioproducts for the fuels and chemicals, nutrition, and skin and personal care markets.  Solazyme’s unique, proprietary technology allows algae, when fed sugars and plant byproducts, to produce oil and biomaterials in industrial fermentation facilities.

Solazyme completed an initial public offering on May 27, 2011 selling 10,975,000 shares of common stock at a price of $18.00 per share.  Solazyme is listed on the Nasdaq Global Market under the ticker symbol SZYM.  Prior to the initial public offering, our Solazyme Series D preferred stock converted into 112,927 shares of Solazyme common stock.  The shares of Solazyme common stock we received upon conversion are subject to a six-month lock-up provision which expires in November 2011. At June 30, 2011, our common stock investment in Solazyme was valued at $2,335,000, including $1,335,009 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $14.6 million.  MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers’ patented recycling technology allows it to sort, clean, purify and process reusable plastic materials.  These recycled plastics are then sold as “drop-in” green replacements for virgin plastic to original equipment manufacturers and other customers who desire a cost-competitive and/or greener alternative to virgin plastics.  In the event of a qualifying initial public offering, the Series G convertible preferred stock would be automatically converted into shares of MBA Polymer’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that MBA Polymers will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At June 30, 2011, our Series G convertible preferred stock investment in MBA Polymers was valued at $2,000,000, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

BrightSource Energy, Inc. On March 1, 2011, we completed a $2,500,006 investment in the Series E convertible preferred stock of BrightSource Energy, Inc. (“BrightSource”), which BrightSource included as part of its February 28, 2011 closing.  Our investment in BrightSource was part of a $200 million Series E preferred stock offering.  BrightSource, headquartered in Oakland, California, is a developer of utility scale solar thermal plants which generate solar energy for utility and industrial companies using its proprietary solar thermal tower technology.  This technology allows BrightSource to employ a low-impact environmental design that mounts mirrors on individual poles placed directly into the ground, so that the solar field can be built around the natural contours of the land and avoid areas of sensitive vegetation.  Competing solar technologies generally require extensive land grading and concrete pads.  BrightSource’s technology also uses an air-cooling system to convert steam back into water in a closed-loop cycle and, in the process, conserve desert water.  On April 22, 2011, BrightSource filed a registration statement on Form S-1 to go public through a $250 million initial public offering of its common stock.  In the event of a qualifying initial public offering, the Series E convertible preferred stock would be automatically converted into shares of BrightSource’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that BrightSource will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At June 30, 2011, our Series E convertible preferred stock investment in BrightSource was valued at $2,500,006, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Harvest Power, Inc. On March 9, 2011, we completed a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”).  Our investment in Harvest Power was part of a $66 million Series B preferred stock offering.   Founded in 2008 and headquartered in Waltham, Massachusetts, Harvest Power acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy.  Harvest Power’s recycling operations reduce the amount of organic waste that needs to be landfilled or incinerated.  Its existing operating facilities are located in California, Pennsylvania, and British Columbia, Canada. Harvest Power enters into multi-year contracts with municipalities and waste haulers who pay a tipping fee to Harvest Power to accept organic waste at its facilities.  In the event of a qualifying initial public offering, the Series B convertible preferred stock would be automatically converted into shares of Harvest Power’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that Harvest Power will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms. At June 30, 2011, our Series B convertible preferred stock investment in Harvest Power was valued at $2,499,999, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Suniva, Inc. On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Our investment in Suniva was part of a $106 million Series D preferred stock offering.  Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products. At its headquarters in Norcross, Georgia, Suniva has 170 megawatts of solar cell production capacity and a state-of-the-art research and development facility.   In the event of a qualifying initial public offering, the Series D convertible preferred stock would be automatically converted into shares of Suniva’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that Suniva will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At June 30, 2011, our Series D convertible preferred stock investment in Suniva was valued at $2,500,007, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Xtime, Inc. On June 14, 2011, we completed a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”).  Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor.  Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments. Xtime has enrolled over 3,000 dealerships since the launch of its ServiceCRM™ platform, which automates and integrates all Xtime products into a unified solution for fixed operations (consisting of service, parts, and body shop). In the event of a qualifying initial public offering, the Series F convertible preferred stock would be automatically converted into shares of Xtime’s common stock.  Upon conversion, the common stock we would be issued would be subject to a six-month lock-up period following the completion of the initial public offering.  We can give no assurances that Xtime will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At June 30, 2011, our Series F convertible preferred stock investment in Xtime was valued at $3,000,000, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Livescribe, Inc.	$500,500	$509,205	3.12%	$500,500	$527,616	12.63%
NeoPhotonics Corporation (1)	-	-	0.00%	1,000,000	1,550,000	37.10%
Solazyme, Inc. (2)	-	-	0.00%	999,991	999,991	23.94%
MBA Polymers, Inc.	2,000,000	2,000,000	12.24%	1,100,000	1,100,000	26.33%
BrightSource Energy, Inc.	2,500,006	2,500,006	15.30%	-	-	-
Harvest Power, Inc.	2,499,999	2,499,999	15.30%	-	-	-
Suniva, Inc.	2,500,007	2,500,007	15.30%	-	-	-
Xtime, Inc.	3,000,000	3,000,000	18.36%	-	-	-
Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation (1)	1,000,000	996,000	6.09%	-	-	0.00%
Solazyme, Inc. (2)	999,991	2,335,000	14.29%	-	-	0.00%

Total	$15,000,503	$16,340,217	100.00%	$3,600,491	$4,177,607	100.00%

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

(2)
On May 27, 2011, Solazyme completed an initial public offering of its common stock and is currently listed on the Nasdaq Global Market under the ticker symbol SZYM.  Prior to the initial public offering, the Company held convertible preferred stock in Solazyme, which converted into 112,927 shares of common stock prior to the initial public offering, which common shares are subject to a six-month lock-up provision expiring in November 2011.

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by industry classification as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Cleantech	$10,500,003	$11,835,012	72.43%	$2,099,991	$2,099,991	50.27%
Internet & Software	3,000,000	3,000,000	18.36%	-	-	0.00%
Technology	1,000,000	996,000	6.09%	1,000,000	1,550,000	37.10%
Consumer Products	500,500	509,205	3.12%	500,500	527,616	12.63%

Total	$15,000,503	$16,340,217	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, at cost and fair value by geographic region of the United States as of June 30, 2011 and December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$10,000,497	$11,340,211	69.40%	$3,600,491	$4,177,607	100.00%
Northeast	2,499,999	2,499,999	15.30%	-	-	-
Southeast	2,500,007	2,500,007	15.30%	-	-	-

Total	$15,000,503	$16,340,217	100.00%	$3,600,491	$4,177,607	100.00%

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

We anticipate that it may take up to an additional 12 to 24 months to invest substantially all of the proceeds from our continuous public offering in our targeted investments.  Until we are able to invest such proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents including money market funds, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn only nominal yields.  Since we do not expect to generate significant interest or dividend income on our portfolio company investments, our ability to make distributions will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.

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

Set forth below are the results of operations for the three and six months ended June 30, 2011 and 2010.

Investment Income.   We have generated, and expect to continue to generate, limited investment income from our temporary investments in high-quality debt investments that mature in one year or less.

For the three months ended June 30, 2011 and 2010, we earned interest income from certificates of deposit and money market investments of $19,187 and $7,894, respectively.

For the six months ended June 30, 2011 and 2010, we earned interest income from certificates of deposit and money market investments of $43,278 and $13,619, respectively.

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

No non-cumulative or cumulative dividend income from portfolio company investments was recorded during the three and six months ended June 30, 2011 and 2010.

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

For the three months ended June 30, 2011 and 2010, no other investment income was recorded. For the six months ended June 30, 2011 and 2010, $0 and $10,000, respectively, of other investment income was recorded.  The $10,000 of other income recorded during the six months ended June 30, 2010 represents a non-refundable due diligence fee received from a prospective portfolio company in December 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

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

Operating expenses for the three months ended June 30, 2011 and 2010 were $1,142,942 and $511,753, respectively, an increase of $631,189 compared to the prior period.  For the six months ended June 30, 2011 and 2010, operating expenses were $2,026,311 and $837,010, respectively, an increase of $1,189,301 compared to the prior period. During the six months ended June 30, 2011, we incurred additional postage and shipping, printing and fulfillment, travel and entertainment, and other marketing related expenses associated with our continuous public offering, which concluded on June 30, 2011.  However, with the conclusion of the continuous public offering, we expect these expenses to decline.

We are also focused on continuing to build and enhance our stockholder communications, investor relations and brand marketing programs as we prepare for the expected listing of our shares on the Nasdaq Capital Market by the end of 2011.  We believe it is important to develop these programs now as they will be the foundation of our aftermarket support initiatives once our shares become eligible for trading.  While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in the Company and an active trading market for our shares.

A summary of the items comprising the increase in operating expenses of $631,189 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, is set forth below:

	Three Months Ended
	June 30,	June 30,	Increase /
	2011	2010	(Decrease)
Operating Expenses
Base management fees	$232,731	$41,988	$190,743
Incentive fees	136,937	-	136,937
Administrative expenses allocated from Investment Adviser	113,773	97,370	16,403
Legal and professional fees	108,630	108,626	4
Directors' fees	33,750	31,250	2,500
Stock transfer agent fees	66,155	47,967	18,188
Printing and fulfillment expenses	79,619	14,236	65,383
Postage and delivery expenses	82,272	16,383	65,889
Stock issuance expenses	58,298	104,145	(45,847)
General and administrative expenses	230,777	49,788	180,989

Total Operating Expenses	$1,142,942	$511,753	$631,189

●
The increase of $190,743 in base management fees for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was the result of an increase in total assets on which the base management fee is calculated.  The increase in our total assets was primarily the result of additional net proceeds received from the sale of common stock in our continuous public offering.

●
The increase of $136,937 in incentive fees for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was the result of recording an incentive fee on the $684,683 of net unrealized appreciation on our portfolio company investments that was recorded during the three months ended June 30, 2011, while we did not record any net unrealized appreciation on our portfolio company investments during the three months ended June 30, 2010.

●
The increase of $16,403 in administrative expenses allocated from our investment adviser for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily the result of the allocation to us of additional expenses associated with the management, coordination and administration of outreach activities associated with our continuous public offering, which expenses are expected to decline  with the conclusion of our continuous public offering.

●
The increase of $65,383 in printing and fulfillment expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily the result of: (i) an increase in the printing and production volume of periodic reports to our increasing stockholder base as required by state securities laws, (ii) an increase in the printing and production volume of other marketing and informational materials used in our investment origination activities, and (iii) an increase in fulfillment expenses related to inventory management and assembly of investor and broker-dealer kits and other marketing materials associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

●
The increase of $65,889 in postage and delivery expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily the result of an increase in the volume of kits and other marketing materials mailed to investors and broker-dealers in conjunction with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

●
The decrease of $45,847 in stock issuance expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily the result of timing differences in when legal fees associated with the annual review and filing of the post- effective amendment to our registration statement were incurred.

●
The increase of $180,989 in general and administrative expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily the result of an increase in travel and travel-related expenses associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

A summary of the items comprising the increase in operating expenses of $1,189,301 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, is set forth below:

	Six Months Ended
	June 30,	June 30,	Increase /
	2011	2010	(Decrease)
Operating Expenses
Base management fees	$375,368	$68,536	$306,832
Incentive fees	152,520	-	152,520
Administrative expenses allocated from Investment Adviser	233,506	171,840	61,666
Legal and professional fees	267,798	199,517	68,281
Directors' fees	59,000	57,500	1,500
Stock transfer agent fees	122,660	94,280	28,380
Printing and fulfillment expenses	129,139	22,181	106,958
Postage and delivery expenses	129,495	24,317	105,178
Stock issuance expenses	112,763	107,193	5,570
General and administrative expenses	444,062	91,646	352,416

Total Operating Expenses	$2,026,311	$837,010	$1,189,301

●
The increase of $306,832 in base management fees for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was the result of an increase in total assets on which the base management fee is calculated.  The increase in our total assets was primarily the result of additional net proceeds received from the sale of common stock in our continuous public offering.

●
The increase of $152,520 in incentive fees for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was the result of recording an incentive fee on the $762,598 of net unrealized appreciation on our portfolio company investments that was recorded during the six months ended June 30, 2011, while we did not record an incentive fee on the $550,000 of net unrealized appreciation on our portfolio company investments during the six months ended June 30, 2010 based on an interpretation of accounting rules then in effect.

●
The increase of $61,666 in administrative expenses allocated from our investment adviser for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily the result of the allocation to us of additional expenses associated with the management, coordination and administration of outreach activities associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

●
The increase of $68,281 in legal and professional fees for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily the result of: (i) an increase in audit and audit related expenses associated with the audit of our December 31, 2010 financial statements in comparison to the audit of our December 31, 2009 financial statements, and (ii) an increase in fees paid to a third-party valuation firm engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser.

●
The increase of $106,958 in printing and fulfillment expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily the result of: (i) an increase in the printing and production volume of periodic reports to our increasing stockholder base as required by state securities laws, (ii) an increase in the printing and production volume of other marketing and informational materials used in our investment origination activities, and (iii) an increase in fulfillment expenses related to inventory management and assembly of investor and broker-dealer kits and other marketing materials associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

●
The increase of $105,178 in postage and delivery expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily the result of an increase in the volume of kits and other marketing materials mailed to investors and broker-dealers in conjunction with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

●
The increase of $352,416 in general and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily the result of an increase in travel and travel-related expenses associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

Net Investment Loss.  For the three months ended June 30, 2011 and 2010, our net investment loss totaled $1,123,755 and $503,859, respectively.

The increase of $619,896 in net investment loss for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees, incentive fees, and administrative expenses allocated from our investment adviser, (ii) an increase in printing and fulfillment expenses and postage and delivery expenses, all of which are primarily associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering, and (iii) an increase in travel-related expenses associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

For the six months ended June 30, 2011 and 2010, our net investment loss totaled $1,983,033 and $813,391, respectively.

The increase of $1,169,642 in net investment loss for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees, incentive fees, and administrative expenses allocated from our investment adviser, (ii) an increase in professional fees including audit fees and fees paid to a third-party valuation firm, (iii) an increase in printing and fulfillment expenses and postage and delivery expenses, all of which are primarily associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering, and (iv) an increase in travel-related expenses associated with our continuous public offering, which expenses are expected to decline with the conclusion of our continuous public offering.

Net Change in Unrealized Appreciation on Investments.  For the three months ended June 30, 2011 and 2010, the net change in unrealized appreciation on investments totaled $684,683 and $0, respectively.

The net change in unrealized appreciation on investments for the three months ended June 30, 2011 was the result of: (i) $632,640 in unrealized depreciation on our common stock investment in NeoPhotonics, (ii) $1,335,009 in unrealized appreciation on our common stock investment in Solazyme, (iii) $15,000 in unrealized depreciation on our preferred stock investment in Livescribe, and (iv) $2,686 in unrealized depreciation on our preferred stock warrant investment in Livescribe.  The primary factor driving the net change in unrealized appreciation on our portfolio company investments during the three months ended June 30, 2011 was a change in market prices for our publicly traded portfolio companies.

For the six months ended June 30, 2011 and 2010, the net change in unrealized appreciation on investments totaled $762,598 and $550,000, respectively.

The net change in unrealized appreciation on investments for the six months ended June 30, 2011 was the result of: (i) $554,000 in unrealized depreciation on our common stock investment in NeoPhotonics, (ii) $1,335,009 in unrealized appreciation on our common stock investment in Solazyme, (iii) $15,000 in unrealized depreciation on our preferred stock investment in Livescribe, and (iv) $3,411 in unrealized depreciation on our preferred stock warrant investment in Livescribe.  The primary factor driving the net change in unrealized appreciation on our portfolio company investments during the six months ended June 30, 2011 was a change in market prices for our publicly traded portfolio companies.

The net change in unrealized appreciation on investments for the six months ended June 30, 2010 was the result of $550,000 in unrealized appreciation on our preferred stock investment (which was converted into common stock in February 2011) in NeoPhotonics.  Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the aggregate fair value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations.  For the three months ended June 30, 2011, the net decrease in our net assets resulting from operations was $439,072, or $0.08 per weighted average outstanding common share, which includes $684,683 in net unrealized appreciation on investments recorded during such period.  For the three months ended June 30, 2010, the net decrease in our net assets resulting from operations was $503,859, or $0.48 per weighted average outstanding common share, which includes $0 in net unrealized appreciation on investments recorded during such period.

For the six months ended June 30, 2011, the net decrease in our net assets resulting from operations was $1,220,435, or $0.26 per weighted average outstanding common share, which includes $762,598 in net unrealized appreciation on investments recorded during such period.  For the six months ended June 30, 2010, the net decrease in our net assets resulting from operations was $263,391, or $0.29 per weighted average outstanding common share, which includes $550,000 in net unrealized appreciation on investments recorded during such period.

Financial Condition, Liquidity and Capital Resources

On June 11, 2009, we commenced our continuous public offering pursuant to which we intended to sell from time-to-time up to 10 million shares of our common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers.  Our continuous public offering concluded on June 30, 2011, and we expect to list our shares on the Nasdaq Capital Market under the ticker symbol KIPO, which we have reserved, by the end of 2011.  Though we currently satisfy the requirements to obtain a listing of our shares on the Nasdaq Capital Market, we can provide no assurance that we will be successful in obtaining such a listing by the end of 2011.

During the year ended December 31, 2010, we sold 2,290,399 shares of common stock in our continuous public offering at an average price of approximately $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,066 in dealer manager fees and commissions.

During the six months ended June 30, 2011, we sold 4,767,943 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $47,501,179 and net proceeds of $42,911,492, after payment of $4,589,687 in dealer manager fees and commissions.

On July 11, 2011, the final closing of escrowed funds received from subscribing investors occurred, with an additional 1,655,317 shares of common stock being issued at an average price of $9.96 per share, resulting in additional gross proceeds of $16,489,168 and net proceeds of $14,897,855, after payment of $1,591,313 in dealer manager fees and commissions.  Included in this final closing were 564 shares of common stock issued to our Investment Adviser at a price of $10.00 per share and for total gross proceeds of $5,640.

Since inception of the continuous public offering and through the final closing on July 11, 2011, we sold 8,713,659 shares of common stock at an average offering price of approximately $9.96 per share, resulting in gross proceeds of $86,800,000 and net proceeds of $78,422,934, after payment of $8,377,066 of dealer manager fees and commissions.

We plan to invest the net proceeds from our continuous public offering in portfolio companies in accordance with our investment objective and strategy.  We anticipate that it may take up to an additional 12 to 24 months to invest substantially all of the proceeds from the continuous public offering in accordance with our investment objective and strategy and depending on the availability of appropriate investment opportunities. We cannot assure you we will achieve our targeted investment pace.

We anticipate making five to ten investments per year depending upon the amount of capital we have available for investment and on the availability of appropriate investment opportunities consistent with our investment objective and market conditions.

Prior to investing in debt and equity securities of portfolio companies, we will continue to invest the net proceeds from our continuous public offering primarily in cash, cash equivalents including money market funds, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn only nominal yields.  Since we do not expect to generate significant interest or dividend income on our portfolio company investments, our ability to make distributions will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.

With the conclusion of our continuous public offering on June 30, we will primarily generate cash from the sale of our portfolio company investments, and our primary use of funds will continue to be investments in portfolio companies, cash distributions to holders of our common stock, and the payment of operating expenses.  We do not expect that our interest and dividend income from portfolio company investments will be significant and, as a result, we do not expect to generate net ordinary income. To date, none of our portfolio company investments have generated, nor are they expected to generate, interest or dividend income. Our primary source of investment income and possible distributions will be from net capital gains realized from the sale of our portfolio company investments.

As of June 30, 2011, we had cash resources of $47,528,728 and no indebtedness, other than accounts payable and accrued expenses incurred in the ordinary course of business, of $136,977, management fees, administrative expenses and reimbursable expenses payable to Keating Investments of $271,548, and accrued incentives fees of $267,943 payable to Keating Investments based on the unrealized appreciation of our portfolio company investments.

As of December 31, 2010, we had cash resources of $18,253,299 (including short-term investments in certificates of deposit) and no indebtedness, other than accounts payable and accrued expenses incurred in the ordinary course of business, of $149,843, management fees, administrative expenses and reimbursable expenses payable to Keating Investments of $135,047, and incentives fees of $115,423 payable to Keating Investments based on the unrealized appreciation of our portfolio company investments.

As of June 30, 2011, our cash resources included $47,367,929 invested in a money market fund that invests primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  Our money market fund investment has been classified as a component of Cash and Cash Equivalents in the Statement of Assets and Liabilities as of June 30, 2011.  The remainder of our cash resources of $160,799 as of June 30, 2011 was held in depository accounts at Steele Street Bank & Trust, who serves as our custodian.

As of December 31, 2010, our cash resources included $13,500,000 of certificates of deposit with original maturities of four weeks (maturing on January 6, 2011), which were classified as Short-term Investments in the Statement of Assets and Liabilities and valued at amortized cost as of December 31, 2010.  The remainder of our cash resources of $4,753,299 as of December 31, 2010 was held in depository accounts at Steele Street Bank & Trust, who serves as our custodian.

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

Distributions to stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution. On February 11, 2011, our Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling $446,837. This special cash distribution was based on the unrealized appreciation we had previously recorded on our NeoPhotonics investment and, as such, will be initially treated as a return of capital to our stockholders.  However, in the event we are able to sell all or a portion of our NeoPhotonics common shares, or any of our other portfolio company investments with a holding period of at least one year at the time of sale, at a gain during 2011 after the expiration of our six-month lock-up period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to our stockholders.  We provide no assurance that we will be able to sell all or any portion of our NeoPhotonics common shares during 2011 and, even if such shares are sold, there is no assurance that we will be able to realize a gain on such sale.

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

We may use amounts from our net ordinary income, our realized net capital gains from the sale of our assets, and our offering proceeds to fund distribution payments to stockholders. Offering proceeds means the total gross proceeds received from the sale of our common stock (which includes the cost portion of the proceeds we receive from the sale of our assets). We do not anticipate generating net ordinary income and, as such, we do not expect that distribution payments will be paid from net ordinary income.  Distribution payments will likely be paid from our realized net capital gains (if any) from the sale of our assets or, in the event we have not realized any net capital gains, from our offering proceeds.  Any distributions paid from our offering proceeds will represent a return of capital to our stockholders.  Our distributions may exceed our net ordinary income and realized net capital gains and thus represent a return of capital, particularly during the period before we have substantially invested the net proceeds from this offering or realized any net capital gains from the disposition of our portfolio company investments.  We can give no assurance as to when we will begin to realize any net capital gains from the sale of our assets, if ever.  Distributions that represent a return of capital may lower our stockholders’ tax basis in our shares, or may be treated as a gain from the sale of such shares to the extent that such distributions exceed the basis in such shares, and reduce the amount of funds we have for investment in targeted assets. Distributions representing a return of capital will not reduce the number of shares of common stock that our stockholders own in us.

Distributions in excess of our net ordinary income and realized net capital gains would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our net ordinary income and realized net capital gains for the full year and distributions paid for the full year. Therefore, a quarterly determination of the tax attributes of distributions made during the year may not be representative of the tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the sources of our distributions will be mailed to our stockholders.

If we had determined the tax attributes of our $446,837 of distributions year-to-date as of June 30, 2011, the entire amount of such distributions would be considered a return of capital since we did not generate any net ordinary income or realized net capital gains during the six months ended June 30, 2011.  However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year, based upon our net ordinary income and realized net capital gains for the full year.

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

We may have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of one to three years.  Our ability to pay distributions will be based on our ability to invest our capital in suitable portfolio companies in a timely manner, and we can give no assurance as to when we will begin to realize any gains from the sale of our portfolio company investments, if ever.

We have satisfied the requirements to qualify as a RIC and have elected to be treated as a RIC under Subchapter M of the Code effective for our 2010 taxable year.  We also intend to qualify annually thereafter as a RIC. To maintain our qualification for RIC tax treatment, we must, among other things, distribute at least 90% of our investment company taxable income.  In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.

In the event we have realized net capital gains, all or a portion of such net realized capital gains, after reduction for any incentive fees payable to our investment adviser or any other retained amounts, are expected to be distributed to our stockholders at least annually.  However, we may in the future decide to retain some or all of our realized net capital gains.  In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser, we will likely designate the retained amount as a deemed distribution to stockholders.  In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain.  See “Material U.S. Federal Income Tax Considerations.”

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

The Investment Advisory and Administrative Services Agreement was initially approved by our Board of Directors and our sole stockholder on July 28, 2008.  An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009.  Unless earlier terminated as described below, our current Investment Advisory and Administrative Services Agreement will remain in effect for a period of two years from the date it was approved by our Board of Directors and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory and Administrative Services Agreement.  Our Board of Directors (including the independent directors) approved the renewal of the Investment Advisory and Administrative Services Agreement for an additional year at its meeting held on April 12, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements.

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

Valuation of portfolio investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of June 30, 2011 and December 31, 2010, 25.85% and 18.60%, respectively, of our net assets represented investments in portfolio companies valued at fair value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

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

As of June 30, 2011, all of our investments in portfolio companies were deemed to be Level 3 assets.

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

Recent Developments

On July 6, 2011, we were the lead investor in an $8 million private purchase of common stock and warrants from certain founders and management employees of Corsair Components, Inc., a designer and supplier of high-performance components to the personal computer, or PC, gaming hardware market. We acquired $4 million of common stock and warrants in the transaction.

On July 8, 2011, we made a $27,480 investment in the Series C-1 convertible preferred stock and warrants of Livescribe, a portfolio company in which we had previously invested $500,500 in July of 2010.  We have also committed to make an additional investment of $22,900 in the Series C-1 convertible preferred stock and warrants of Livescribe as part of a second closing that will occur no later than April 30, 2012.

On July 11, 2011, the final closing of escrowed funds received from subscribing investors in our continuous public offering occurred, with an additional 1,655,317 shares of common stock being issued at an average price of $9.96 per share, resulting in additional gross proceeds of $16,489,168 and net proceeds of $14,897,855, after payment of $1,591,313 in dealer manager fees and commissions.  Included in this final closing were 564 shares of common stock issued to our Investment Adviser at a price of $10.00 per share and for total gross proceeds of $5,640.  Since inception of the continuous public offering and through the final closing on July 11, 2011, we sold 8,713,659 shares of common stock at an average offering price of approximately $9.96 per share, resulting in gross proceeds of $86,800,000 and net proceeds of $78,422,934, after payment of $8,377,066 of dealer manager fees and commissions.

On July 22, 2011, we funded, pending closing, a $1,387,201 investment in a private company focused on Internet-based social gaming.

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

Because there is initially no public market for the equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures.  In the absence of a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the value that would be placed on the portfolio if a ready market for the equity securities existed.  Changes in valuation of these equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk.  As a significant portion of the net proceeds from our continuous public offering have been invested in money market funds, pending subsequent investment in suitable portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates.

As of June 30, 2011, $47,367,929 was invested in a money market fund at an effective annualized interest rate of approximately 0.05%. Assuming no other changes to our holdings as of June 30, 2011, a one percentage point increase in the underlying interest rate payable on our money market fund investments as of June 30, 2011 would result in an increase of approximately $113,000 in the amount of interest or dividend income we would earn from our money market fund investments for the following 90-day period.

            We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.

Item 4.        Controls and Procedures.

As of June 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors.

Except as described below, there have been no material changes during the three and six months ended June 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

The downgrade in the U.S. credit rating could materially adversely impact our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor's Rating Services (“S&P”) downgraded the U.S. credit rating from its top rank of AAA to AA+.  The current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades and an economic slowdown.  The downgrade of the U.S. credit rating could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world.  Additionally, austerity measures necessary to reduce the deficit could result in a slowing economy in the near term.

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States' debt could result in increasing borrowing costs, a falling dollar, less stable financial markets and slowing or negative economic growth in the near term.  These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds.  Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of June 30, 2011, accounted for 20.4% percent of our investment portfolio and 5.2% of our total assets.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

In addition to the downgrade of the U.S. credit rating, on August 8, 2011, S&P downgraded the credit ratings of Fannie Mae, Freddie Mac, and other entities linked to long-term U.S. debt.  A significant portion of our portfolio consists of money market funds that invest in U.S. Treasuries and other U.S. Government agency-backed securities.  These money market funds could be adversely affected by these recent credit downgrades.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2011.

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

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.6*	Amended and Restated Dividend Reinvestment Plan
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
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

Date: August 12, 2011	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)