Form 10-Q
period 2011-09-30
KEATING CAPITAL INC
filed 2011-11-08
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-53504

KEATING CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-2582882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5251 DTC Parkway, Suite 1100
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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 8, 2011 was 9,283,604.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Keating Capital, Inc.
Statement of Assets and Liabilities
(Unaudited)

	September 30,	December 31,
	2011	2010

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $21,356,850 and $3,600,491, respectively)	$21,115,681	$4,177,607
Publicly-traded portfolio companies
(Cost: $1,999,991 and $0, respectively)	2,078,000	-
Affiliate investments:
Private portfolio companies
(Cost: $8,000,080 and $0, respectively)	8,726,000	-
Total, investments in portfolio company securities at fair value	31,919,681	4,177,607

Short-term investments at fair value
(Cost: $0 and $13,500,000, respectively)	-	13,500,000
Cash and cash equivalents	45,082,822	4,753,299
Prepaid expenses and other assets	100,363	92,125
Deferred offering costs	-	333,682

Total Assets	77,102,866	22,856,713

Liabilities
Base management fees payable to Investment Adviser	129,512	90,631
Accrued incentive fees payable to Investment Adviser	112,552	115,423
Administrative expenses payable to Investment Adviser	32,792	41,348
Reimbursable expenses payable to Investment Adviser	-	3,068
Accounts payable	49,356	80,275
Accrued expenses and other liabilities	28,304	69,568

Total Liabilities	352,516	400,313

Net Assets	$76,750,350	$22,456,400

Components of Net Assets:
Common stock, $0.001 par value; 200,000,000 shares authorized;
9,283,604 and 2,860,299 shares issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively	$9,284	$2,860
Additional paid-in capital	82,693,321	25,378,355
Accumulated undistributed net investment loss	(6,068,178)	(3,501,931)
Accumulated distributions in excess of net realized gains on investments	(446,837)	-
Net unrealized appreciation on investments	562,760	577,116

Net Assets	$76,750,350	$22,456,400

Common Shares Outstanding	9,283,604	2,860,299

Net Asset Value Per Outstanding Common Share	$8.27	$7.85

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Investment Income
Interest and dividend income:
Certificate of deposit and money market investments	$6,382	$12,428	$49,660	$26,047
Other income	-	-	-	10,000

Total Investment Income	6,382	12,428	49,660	36,047

Operating Expenses
Base management fees	389,007	59,709	764,375	128,245
Incentive fees (decrease)	(155,391)	-	(2,871)	-
Administrative expenses allocated from Investment Adviser	96,757	112,921	330,263	284,761
Legal and professional fees	89,337	45,063	357,135	244,580
Directors' fees	31,289	25,250	90,289	82,750
Stock transfer agent fees	40,555	48,362	163,215	142,642
Printing and fulfillment expenses	23,444	26,757	152,583	48,938
Postage and delivery expenses	7,201	19,310	136,696	43,627
Stock issuance expenses	1,625	8,747	114,388	115,940
General and administrative expenses	65,772	80,495	509,834	172,141

Total Operating Expenses	589,596	426,614	2,615,907	1,263,624

Net Investment Loss	(583,214)	(414,186)	(2,566,247)	(1,227,577)

Net Change in Unrealized Appreciation (Depreciation) on Investments
Non-control/non-affiliate investments	(1,502,874)	27,364	(740,276)	577,364
Affiliate investments	725,920	-	725,920	-

Net Change in Unrealized Appreciation (Depreciation) On Investments	(776,954)	27,364	(14,356)	577,364

Net Decrease in Net Assets Resulting From Operations	$(1,360,168)	$(386,822)	$(2,580,603)	$(650,213)

Net Decrease in Net Assets Resulting from Operations
Per Common Share	$(0.15)	$(0.26)	$(0.42)	$(0.59)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	9,103,658	1,493,101	6,125,439	1,097,041

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Changes in Net Assets from Operations
Net investment loss	$(2,566,247)	$(1,227,577)
Net change in unrealized appreciation (depreciation) on investments	(14,356)	577,364

Net Decrease in Net Assets Resulting from Operations	(2,580,603)	(650,213)

Changes in Net Assets from Stockholder Distributions
Distributions in excess of net realized gains on investments	(446,837)	-

Net Decrease in Net Assets Resulting from Stockholder Distributions	(446,837)	-

Changes in Net Assets from Capital Stock Transactions
Issuance of common stock in continuous public offering (1)	63,990,347	11,884,658
Offering costs from issuance of common stock	(6,180,594)	(1,147,023)
Amortization of deferred offering costs	(488,363)	(327,014)

Net Increase in Net Assets Resulting From Capital Stock Transactions	57,321,390	10,410,621

Net Increase in Net Assets	54,293,950	9,760,408

Net assets at beginning of period	22,456,400	3,719,496

Net Assets at End of Period (2)	$76,750,350	$13,479,904

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(2)	Net Assets at September 30, 2011 and 2010 include no accumulated undistributed net investment income and no accumulated undistributed net realized gains.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(2,580,603)	$(650,213)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	14,356	(577,364)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other assets	(8,238)	(52,339)
Increase in base management fees payable to Investment Adviser	38,881	30,241
(Decrease) in accrued incentive fees payable to Investment Adviser	(2,871)	-
(Decrease) increase in administrative expenses payable to Investment Adviser	(8,556)	45,785
(Decrease) in reimbursable expenses payable to Investment Adviser	(3,068)	(18,063)
(Decrease) increase in accounts payable	(30,919)	16,964
(Decrease) increase in accrued expenses and other liabilities	(41,264)	3,240

Net cash used in operating activities	(2,622,282)	(1,201,749)

Cash Flows From Investing Activities
Investments in portfolio companies	(27,756,430)	(2,500,491)
Purchases of short-term investments	(89,000,000)	(52,500,000)
Proceeds from maturities of short-term investments	102,500,000	47,500,000

Net cash provided by (used in) investing activities	(14,256,430)	(7,500,491)

Cash Flows From Financing Activities
Gross proceeds from issuance of common stock	63,990,347	11,884,658
Offering costs from issuance of common stock	(6,180,594)	(1,147,023)
Additions to deferred stock offering costs	(154,681)	(210,875)
Stockholder distributions	(446,837)	-

Net cash provided by financing activities	57,208,235	10,526,760

Net increase in cash and cash equivalents	40,329,523	1,824,520

Cash and cash equivalents, beginning of period	4,753,299	367,918

Cash and cash equivalents, end of period	$45,082,822	$2,192,438

Supplemental Disclosure of Non-Cash Financing Activities
Amortization of deferred offering costs	$488,363	$327,014

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
September 30, 2011
(Unaudited)

						% of
Portfolio Company	Industry / Description	Type of Investment	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock (3)(4)	1,000,000	471,295	257,000	0.33%
		Series C Convertible Preferred Stock Warrants (7)	125,000	29,205	6,229	0.01%
		Series C-1 Convertible Preferred Stock (3)(4)	54,906	25,925	14,001	0.02%
		Series C-1 Convertible Preferred Stock Warrants (8)	6,863	1,556	426	0.00%

MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock (3)(4)	2,000,000	2,000,000	2,000,000	2.61%

BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Series E Convertible Preferred Stock (3)(4)	288,531	2,500,006	2,500,006	3.26%

Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock (3)(5)	580,496	2,499,999	2,499,999	3.26%

Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock (3)(4)	197,942	2,500,007	2,500,007	3.26%

Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock (3)(4)	1,573,234	3,000,000	3,000,000	3.91%
		Common Stock Warrants (9)	22,581	-	9,156	0.01%

Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock (3)(4)	1,046,017	1,328,860	1,328,860	1.73%

Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock (3)(4)	642,994	4,000,001	4,000,001	5.20%

TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock (6)	566,037	2,999,996	2,999,996	3.91%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$21,356,850	$21,115,681	27.51%

Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Common Stock (11)	160,000	1,000,000	1,101,000	1.43%

Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Common Stock (12)	112,927	999,991	977,000	1.27%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly-Traded Portfolio Companies				$1,999,991	$2,078,000	2.70%

Affiliate Investments (1)

Private Portfolio Companies:
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock (3)(4)	2,229,021	4,000,000	4,000,000	5.21%

Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock (6)	3,200,000	3,411,080	4,096,000	5.34%
		Common Stock Warrants (10)	800,000	589,000	630,000	0.82%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$8,726,000	11.37%

Total - Investments in Portfolio Company Securities (2)				$31,356,921	$31,919,681	41.59%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
September 30, 2011
(Unaudited)

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$31,919,681	41.59%
Cash and cash equivalents	45,082,822	58.74%
Prepaid expenses and other assets	100,363	0.13%

Less: Total Liabilities	(352,516)	-0.46%

Net Assets	$76,750,350	100.00%

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
(2)
The aggregate cost basis for federal income tax purposes of investments in portfolio company securities is $31,356,921.  The gross unrealized appreciation based on the tax cost basis of these securities is $836,076.

The gross unrealized depreciation based on the tax cost basis of these securities is $273,316. The net unrealized appreciation based on the tax cost basis of these securities is $562,760.
(3)
The shares of common and preferred stock represented by these investments are subject to legal restrictions on transfer pursuant to the Securities Act of 1933, as amended (the "Securities Act") and may only be sold pursuant to a registration statement under the Securities Act or an available exemption from registration thereunder.  These shares are also subject to a contractual lockup for a period of six months following completion of an initial public offering.
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

Since no dividends have been declared or paid with respect to this investment, this investment is considered to be non-income producing.
(6)	The shares of common stock represented by these investments are considered to be non-income producing.
(7)
The warrants grant the holder the right to purchase shares of Series C convertible preferred stock at an exercise price of $0.50 per share, have a contractual life of five years, and expire on June 30, 2015.

(8)
The warrants grant the holder the right to purchase shares of Series C-1 convertible preferred stock at an exercise price of $0.50 per share, have a contractual life of five years, and expire on July 8, 2016.

(9)
The warrants grant the holder the right to purchase shares of common stock at an exercise price of $0.01 per share, have a contractual life of seven years, and expire on August 24, 2018.  In the event the issuer completes a qualifying IPO, the number of warrants will be reduced by 50%.

(10)
The warrants grant the holder the right to purchase up to 800,000 shares of common stock from certain selling stockholders at an exercise price of $0.01 per share. The warrants expire on the earlier of: (i) the consummation of an an initial public offering ("IPO") by Corsair Components, Inc. ("Corsair") at an offering price of at least $2.50 per share of common stock, (ii) upon a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of at least $2.50 per share, or (iii) July 6, 2016.  The warrants are exercisable only upon: (i) Corsair completing an IPO of its common stock at an offering price of less than $2.50 per share, (ii) a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of less than $2.50 per share, and (iii) if Corsair does not complete an IPO or sale prior to July 6, 2016, the warrants will be deemed to have been automatically exercised on such date.  If the warrants become exercisable as a result of an IPO or sale of Corsair, the number of warrants will be proportionately decreased from 800,000 to the extent that the IPO price or net sales proceeds, as the case may be, exceeds $2.00 per share but is less than $2.50 per share, and the number of warrants will be reduced to zero if the IPO price or net sale proceeds, as the case may be, equals or exceeds $2.50 per share.

(11)
On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock at a price of $11.00 per share.  Immediately prior to the initial public offering, the Company’s Series X convertible preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares were subject to a 180 day lockup provision that expired in August 2011.
(12)
On May 27, 2011, Solazyme completed an initial public offering of its common stock at a price of $18.00 per share.  Immediately prior to the initial public offering, the Company’s Series D convertible preferred stock converted into 112,927 shares of Solazyme common stock, which common shares are subject to a 180 day lockup provision expiring in November 2011.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2010
(Unaudited)

						% of
Portfolio Company	Industry / Description	Type of Investment	Shares	Cost	Fair Value	Net Assets

Non-Control/Non-Affiliate Investments (1)

Private Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Series X Convertible Preferred Stock (3)(4)(7)	10,000	$1,000,000	$1,550,000	6.90%

Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock (3)(4)	1,000,000	471,295	500,000	2.23%
		Series C Convertible Preferred Stock Warrants (5)	125,000	29,205	27,616	0.12%

Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Series D Convertible Preferred Stock (3)(4)	112,927	999,991	999,991	4.45%

MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock (3)(4)	1,100,000	1,100,000	1,100,000	4.90%

Total - Investments in Portfolio Company Securities (2)				$3,600,491	$4,177,607	18.60%

Short-Term Investments
Certificates of Deposit Maturing on January 6, 2011 (6)
Annual Percentage Yield of 0.45%				$13,500,000	$13,500,000	60.12%

Total - Short-Term Investments				$13,500,000	$13,500,000	60.12%

Total - Investments in Portfolio Company Securities and Short-Term Investments				$17,100,491	$17,677,607	78.72%

						% of
Reconciliation to Net Assets					Amount	Net Assets

Investments in portfolio company securities and short-term investments					$17,677,607	78.72%
Cash and cash equivalents					4,753,299	21.17%
Prepaid expenses and other assets					92,125	0.41%
Deferred offering costs					333,682	1.48%

Less: Total Liabilities					(400,313)	-1.78%

Net Assets					$22,456,400	100.00%

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
(3)	The shares of preferred stock represented by these investments are subject to legal restrictions on transfer pursuant to the Securities Act and may only be sold pursuant to a registration statement under the Securities Act or an available exemption from registration thereunder. These shares are also subject to a contractual lockup for a period of 180 days following completion of an initial public offering.

(4)	The shares of preferred stock represented by these investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.
Since no dividends have been declared or paid with respect to these investments, these investments are considered to be non-income producing.
(5)
The warrants grant the holder the right to purchase shares of Series C convertible preferred stock at an exercise price of $0.50 per share, have a contractual life of five years, and expire on June 30, 2015.

(6)	Fair value reflects amortized cost as of December 31, 2010.
(7)
On February 2, 2011, NeoPhotonics completed an initial public offering of its common stock at a price of $11.00 per share.  Immediately prior to the initial public offering, the Company’s Series X convertible preferred stock converted into 160,000 shares of NeoPhotonics common stock, which common shares were subject to a 180 day lockup provision that expired in August 2011.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Financial Highlights
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Per Common Share Data
Net asset value, beginning of period (1)	$7.85	$6.53

Net investment loss (2)	(0.42)	(1.12)
Net change in unrealized appreciation on investments (2)	-	0.53

Net (decrease) increase in net assets resulting from operations	(0.42)	(0.59)

Stockholder distributions:
Distributions in excess of net realized gains on investments (2)	(0.07)	-

Net decrease in net assets resulting for stockholder distributions	(0.07)	-

Capital stock transactions:
Issuance of common stock in continuous public offering (3)	2.00	3.06
Offering costs from issuance of common stock (2)	(1.01)	(1.05)
Amortization of deferred offering costs (2)	(0.08)	(0.30)

Net increase in net assets from capital stock transactions	0.91	1.71

Net asset value, end of period (1)	$8.27	$7.65

Common shares outstanding, beginning of period	2,860,299	569,900
Common shares outstanding, end of period	9,283,604	1,762,971
Weighted average common shares outstanding during period	6,125,439	1,097,041
Total return based on change in net asset value and stockholder distributions (4)		17.15%

Supplemental Data and Ratios
Net assets, beginning of period	$22,456,400	$3,719,496
Net assets, end of period	$76,750,350	$13,479,904
Average net assets during period	$49,603,375	$8,599,700
Annualized ratio of operating expenses to average net assets	7.03%	19.59%
Annualized ratio of net investment loss to average net assets	-6.90%	-19.03%
Portfolio turnover (5)	-	-

(1)	Based on total shares outstanding at the beginning and end of the corresponding period.
(2)	Based on weighted average shares outstanding during the period.
(3)	Represents the average increase in net asset value attributable to each share issued during the nine months ended September 30, 2011 and 2010.
(4)
Total return for the nine months ended September 30, 2011 and 2010 was calculated as the change in net asset value per share for each period, plus stockholder distributions per weighted average share paid during each period, divided by the net asset value per share at the beginning of the period.  For the nine months ended September 30, 2011 and 2010,  total return has not been annualized.

(5)
For the nine months ended September 30, 2011 and 2010, the only investment activity subject to the calculation of portfolio turnover was an aggregate of $27,756,430 and $2,500,491, respectively, in portfolio company investments. Since there were no sales of portfolio company investments during these periods, there was no portfolio turnover.

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

The Company specializes in making pre-initial public offering (“IPO”) investments in innovative, high growth private companies that are committed to and capable of becoming public. The Company generally acquires equity securities, including convertible preferred securities that are convertible into common stock, common stock, and warrants exercisable into common or preferred stock.  The Company may in some cases invest in debentures that are convertible into common stock.  The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase equity securities in secondary transactions from selling stockholders in later stage, private, pre-IPO companies, who are typically either current or former management or early stage investors in these companies.

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

Reclassifications
For the three and nine months ended September 30, 2011, the Company separately classified Stock Transfer Agent Fees, Printing and Fulfillment Expenses, and Postage and Delivery Expenses as individual line items in its Statement of Operations.  Stock Transfer Agent Fees were previously included as a component of Legal and Professional Fees, and Printing and Fulfillment Expenses and Postage and Delivery Expenses were previously included as components of General and Administrative Expenses in the Statement of Operations.  For comparative purposes, these line items have also been separately classified in the Company’s Statement of Operations for the three and nine months ended September 30, 2010.

Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from these estimates and the differences could be material.  The Company considers its significant estimates to include the fair value of investments in portfolio company securities (see Note 3).

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

At September 30, 2011, the Company’s financial statements included portfolio company investments valued at $31,919,681, with a cost of $31,356,921.  The fair value of the Company’s portfolio company investments was determined in good faith by the Company’s Board of Directors and in accordance with ASC 820.  Upon sale of the Company’s portfolio company investments, the value that is ultimately realized could be different from what is currently reflected in the Company’s financial statements, and this difference could be material.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a “preference” over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event.  Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends.  When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.

During the three and nine months ended September 30, 2011 and 2010, there were no non-cumulative or cumulative dividends recorded.

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

As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income or any realized net capital gains (which is generally realized net long-term capital gains in excess of realized net short-term capital losses) that the Company distributes to its stockholders. In the event the Company retains any of its realized net capital gains, including amounts retained to pay incentive fees to the Investment Adviser or to pay annual operating expenses, the Company will likely designate the retained amount as a deemed distribution to stockholders and will be required to pay corporate-level tax on the retained amount.

The Company would also be subject to certain excise taxes imposed on RICs if it fails to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.  The Company will not be subject to this excise tax on amounts on which the Company is required to pay corporate income tax (such as retained realized net capital gains).

The Company has made no provision for income taxes as of September 30, 2011 since it expects to continue to qualify as a RIC for its 2011 taxable year and did not generate any investment company taxable income or realized net capital gains during the three or nine months ended September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the three and nine months ending September 30, 2011 and 2010.

The aggregate cost of portfolio company securities for federal income tax purposes and portfolio company securities with unrealized appreciation and depreciation based on tax cost basis, were as follows as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Aggregate cost of portfolio company securities
for federal income tax purposes	$31,356,921	$3,600,491

Gross unrealized appreciation of portfolio company securities	836,076	578,705
Gross unrealized depreciation of portfolio company securities	(273,316)	(1,589)

Net unrealized appreciation of portfolio company securities	$562,760	$577,116

Dividends and Distributions
Dividends and distributions to common stockholders are recorded when declared.

Net realized capital gains, if any, after reduction for any incentive fees payable to the Investment Adviser, annual operating expenses and any other retained amounts, are expected to be distributed at least annually.  In the event the Company retains some or all of its realized net capital gains, including amounts retained to pay incentive fees to the Investment Adviser or annual operating expenses, the Company will likely designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04.  ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy:  (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (ii) a description of the valuation processes in place; and (iii) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities.  The Company is evaluating the impact that the adoption of this update may have on its financial position, results of operations and related disclosures.

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

Investments for which market quotations are readily available are recorded in the Company’s financial statements at such market quotations. However, investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices.

With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
The Company’s quarterly valuation process begins with each portfolio company investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

•
Third-party valuation firms engaged by the Company’s Board of Directors review these preliminary valuations at such times as determined by the Company’s Board of Directors, provided, however, that a review will be conducted by a third-party valuation firm for each new portfolio company investment made during a calendar quarter, at such time as the valuation for a specific portfolio company investment is increased, and at least once every twelve months;

•
The Company’s Valuation Committee reviews the preliminary valuations, and the Company’s Investment Adviser and the third-party valuation firms respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

•
The Company’s Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s Investment Adviser, the third-party valuation firms, and the Company’s Valuation Committee.

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

As of September 30, 2011, the Company no longer held any instruments classified as short-term investments, as its cash balances were invested in a money market fund and classified as a component of cash and cash equivalents. The money market fund in which the Company has invested its cash balances invests primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  During the nine months ended September 30, 2011, prior to the investment of cash balances in this money market fund, the Company’s cash balances were invested in certificates of deposit and classified as short-term investments.  During the nine months ended September 30, 2011, cumulative purchases of certificates of deposit totaled $89,000,000 and cumulative maturities totaled $102,500,000.  During the nine months ended September 30, 2010 the Company’s short-term investments were comprised exclusively of investments in certificates of deposit with four week maturities, with cumulative purchases totaling $52,500,000 and cumulative maturities totaling $47,500,000.

Equity Investments
Equity investments for which market quotations are readily available are generally valued at the most recently available closing market prices.  However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices.

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors.  To determine the fair value of a portfolio company, the Company analyzes the portfolio company’s historical and projected financial results, industry valuation benchmarks and public market comparables, and other factors.  The Company also considers other events, including private mergers and acquisitions, the transaction in which we acquired our securities, public offering or subsequent equity sales. In addition, the Company considers the trends of the portfolio company’s basic financial metrics from the time of our original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of the Company’s portfolio companies’ securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market.

The fair value of common and preferred stock warrants is generally determined by using the Black-Scholes option pricing model or, in cases of certain “structured” warrants where the Company’s ability to exercise may be contingent or be subject to certain performance metrics, an option pricing model based on large numbers of simulations that take into account these special terms.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of September 30, 2011 and December 31, 2010:

	Quoted Prices In
	Active Markets	Significant Other	Significant
	For Identical Assets	Observable Inputs	Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value

As of September 30, 2011
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$22,099,874	$22,099,874
Preferred Stock Warrants	-	-	6,655	6,655
Common Stock	-	-	7,095,996	7,095,996
Common Stock Warrants	-	-	639,156	639,156

Publicly-Traded Portfolio Company Securities:
Common Stock (1)	1,101,000	-	977,000	2,078,000

Cash Equivalents:
Money Market Funds	45,069,165	-	-	45,069,165

Total	$46,170,165	$-	$30,818,681	$76,988,846

As of December 31, 2010
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$4,149,991	$4,149,991
Preferred Stock Warrants	-	-	27,616	27,616

Short-Term Investments:
Certificates of Deposit (2)
(Maturing on January 6, 2011)	-	13,500,000	-	13,500,000

Total	$-	$13,500,000	$4,177,607	$17,677,607

(1)	Though a quoted price in an active market exist for the Company's common stock investment in Solazyme, Inc. with a fair value of $977,000 at September 30, 2011, this investment is subject to a lockup provision which has not expired as of September 30, 2011 and, as a result, this investment has been valued at a discount to the quoted market price and catorgized as Level 3 in the fair value hierarchy.
(2)	Fair value reflects amortized cost as of December 31, 2010.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2011:

	Level 3	Level 3	Level 3	Level 3
	Portfolio Company	Portfolio Company	Portfolio Company	Portfolio Company
	Investments	Investments	Investments	Investments
Three months ended September 30, 2011:	(Preferred Stock)	(Preferred Warrants)	(Common Stock)	(Common Warrants)	Total

Fair Value at June 30, 2011	$12,985,012	$24,205	$3,331,000	$-	$16,340,217

New investments in Level 3 portfolio company securities at cost	9,354,786	1,556	6,411,076	589,000	16,356,418

Gross transfers out of Level 3 to Level 1	-	-	(996,000)	-	(996,000)

Total unrealized appreciation (depreciation) on Level 3 portfolio company securities included in change in net assets	(239,924)	(19,106)	(673,080)	50,156	(881,954)

Fair Value at September 30, 2011	$22,099,874	$6,655	$8,072,996	$639,156	$30,818,681

Total unrealized appreciation (depreciation) on Level 3 portfolio company securities included in change in net assets that were still held by the Company at September 30, 2011.	$(239,924)	$(19,106)	$(673,080)	$50,156	$(881,954)

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

As of June 30, 2011, the Company’s common stock investment in NeoPhotonics Corporation (“NeoPhotonics”) had a fair value of $996,000 as determined in good faith by the Company’s Board of Directors and was included as a component of Level 3 Portfolio Company Investments (Common Stock).  Though a quoted price in an active market existed for the Company’s common stock investment in NeoPhotonics as of June 30, 2011, such investment was subject to a 180 day lockup provision expiring in August 2011 and, as a result, was valued at a 10% discount to the quoted market price of $6.92 per share as of June 30, 2011 and categorized within Level 3 of the fair value hierarchy.  Upon expiration of the 180 day lockup provision in August 2011, the Company’s common stock investment in NeoPhotonics was transferred out of Level 3 and into Level 1 within the fair value hierarchy, with the fair value of the Company’s common stock investment in NeoPhotonics of $1,101,000 based on the quoted market price of $6.88 per share as of September 30, 2011, resulting in an increase in unrealized appreciation of $105,000 during the three months ended September 30, 2011.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

	Level 3	Level 3	Level 3	Level 3
	Portfolio Company	Portfolio Company	Portfolio Company	Portfolio Company
	Investments	Investments	Investments	Investments
Nine months ended September 30, 2011:	(Preferred Stock)	(Preferred Warrants)	(Common Stock)	(Common Warrants)	Total

Fair Value at December 31, 2010	$4,149,991	$27,616	$-	$-	$4,177,607

New investments in Level 3 portfolio company securities at cost	20,754,798	1,556	6,411,076	589,000	27,756,430

Transfers from preferred stock to common stock within Level 3	(999,991)	-	999,991	-	-

Gross transfers out of Level 3 to Level 1	(1,550,000)	-		-	(1,550,000)

Total unrealized appreciation (depreciation) on Level 3 portfolio company securities included in change in net assets	(254,924)	(22,517)	661,929	50,156	434,644

Fair Value at September 30, 2011	$22,099,874	$6,655	$8,072,996	$639,156	$30,818,681

Total unrealized appreciation (depreciation) on Level 3 portfolio company securities included in change in net assets that were still held by the Company at September 30, 2011.	$(254,924)	$(22,517)	$661,929	$50,156	$434,644

As of December 31, 2010, the Company’s Series X convertible preferred stock investment in NeoPhotonics Corporation (“NeoPhotonics”) had a fair value of $1,550,000 as determined in good faith by the Company’s Board of Directors and was included as a component of Level 3 Portfolio Company Investments (Preferred Stock) as NeoPhotonics was a private company for which market quotations for its shares were not available as of December 31, 2010.  As a result of NeoPhotonics’ initial public offering on February 2, 2011 (where the Company’s preferred stock was converted into common stock) and upon expiration of the 180 day lockup provision associated with such shares of common stock in August 2011, the Company’s common stock investment in NeoPhotonics was transferred out of Level 3 and into Level 1 within the fair value hierarchy, with the fair value of the Company’s common stock investment in NeoPhotonics of $1,101,000 based on the quoted market price of $6.88 per share as of September 30, 2011, resulting in an increase in unrealized (depreciation) of $(449,000) during the nine months ended September 30, 2011.

As of December 31, 2010, the Company’s Series D convertible preferred stock investment in Solazyme, Inc. (“Solazyme”) had a fair value of $999,991 as determined in good faith by the Company’s Board of Directors and was included as a component of Level 3 Portfolio Company Investments (Preferred Stock) as Solazyme was a private company for which market quotations for its shares were not available as of December 31, 2010.  As a result of Solazyme’s initial public offering on May 27, 2011 and the conversion of the Company’s preferred stock into common stock, such investment was reclassified from preferred stock to common stock within Level 3 of the fair value hierarchy during the nine months ended September 30, 2011.  Though a quoted price in an active market exists for the Company’s common stock investment in Solazyme as of September 30, 2011, such investment is subject to a 180 day lockup provision expiring in November 2011 and, as a result, has been valued at price of $8.65 per share, a 10% discount to the quoted market price of $9.61 per share as of September 30, 2011, and categorized within Level 3 of the fair value hierarchy.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

4.    Investment Portfolio

During the three months ended September 30, 2011, the Company made investments totaling $16,356,418 in six private companies, consisting of preferred stock, common stock, and warrants to acquire preferred stock and common stock.

During the nine months ended September 30, 2011, the Company made investments totaling $27,756,430 in 11 private companies, consisting of preferred stock, common stock, and warrants to acquire preferred stock and common stock.

Portfolio Company Investment Activity – Quarter Ended March 31, 2011

MBA Polymers, Inc. On February 22, 2011, the Company made a $900,000 follow-on investment in Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  This follow-on investment was in addition to the $1.1 million investment in the Series G convertible preferred stock of MBA Polymers made by the Company in October 2010.

BrightSource Energy, Inc. On March 1, 2011, the Company completed a $2,500,006 investment in the Series E convertible preferred stock of BrightSource Energy, Inc. (“BrightSource”). BrightSource is a private company headquartered in Oakland, California and is a developer of utility scale solar thermal plants which generate solar energy for utility and industrial companies using its proprietary solar thermal tower technology. On April 22, 2011, BrightSource filed a registration statement on Form S-1 to go public through a $250 million initial public offering of its common stock.  BrightSource filed amendment No. 4 to its registration statement on October 12, 2011. In the event of a qualifying initial public offering, the Series E convertible preferred stock would be automatically converted into shares of BrightSource’s common stock.  The common stock issued upon conversion would be subject to a 180 day lockup period following the completion of the initial public offering.

Harvest Power, Inc. On March 9, 2011, the Company made a $2,499,999 investment in the Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”).  Harvest Power is a private company headquartered in Waltham, Massachusetts that acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy.

Suniva, Inc. On March 31, 2011, the Company made a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Suniva is a private company headquartered in Norcross, Georgia and is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products.

Portfolio Company Investment Activity – Quarter Ended June 30, 2011

Xtime, Inc. On June 14, 2011, the Company made a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”).  Xtime is a private company headquartered in Redwood Shores, California and is a software as a service provider of Web scheduling and CRM solutions for automotive service departments.  In August 2011, Xtime, Inc. completed the final closing of the Series F convertible preferred stock round.  As part of the final closing, Xtime’s existing investors who invested more than their pro rata share in the Series F convertible preferred round (based on amounts they had invested in Xtime’s prior preferred stock rounds), received warrants to acquire shares of Xtime’s common stock at an exercise price of $0.01 per share.  In order to preserve its post-money, fully diluted ownership interest in Xtime, the Company received warrants to acquire 22,581 shares of Xtime common stock on the same terms the warrants issued to existing investors.  In the event Xtime completes a qualifying initial public offering, the number of warrants will be reduced by 50%.

Portfolio Company Investment Activity – Quarter Ended September 30, 2011

Corsair Components, Inc. On July 6, 2011, the Company made a $4,000,080 investment in the common stock and warrants of Corsair Components, Inc. (“Corsair”) as part of a private purchase transaction with certain founders and current and former management employees of Corsair (the “Sellers”).  Corsair is a private company headquartered in Freemont, California and is a designer and supplier of high-performance components to the personal computer, or PC, gaming hardware market.  Corsair had previously filed a registration statement on Form S-1 on April 23, 2010 for an initial public offering of its common stock.  Corsair filed amendment No. 6 to its registration statement on July 22, 2011.  In the event of an initial public offering, the common stock held by the Company would be subject to a 180 day lockup period following the completion of the initial public offering.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Pursuant to the common stock and warrant purchase agreement with the Sellers, the Company purchased 3,200,000 shares of Corsair common stock at price of $1.25 per share and 800,000 common stock warrants at a price of $0.0001 per warrant. The warrants grant the Company the right to purchase from the Sellers up to 800,000 shares of Corsair common stock at an exercise price of $0.01 per share.  The warrants expire on the earlier of: (i) the consummation of an initial public offering by Corsair at an offering price of at least $2.50 per share of common stock, (ii) upon a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of at least $2.50 per share, or (iii) July 6, 2016.

The warrants are exercisable only upon: (i) Corsair completing an IPO of its common stock at an offering price of less than $2.50 per share, (ii) a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of less than $2.50 per share, and (iii) if Corsair does not complete an IPO or sale prior to July 6, 2016, the warrants will be deemed to have been automatically exercised on such date.  If the warrants become exercisable as a result of an IPO or sale of Corsair, the number of warrants will be proportionately decreased from 800,000 to the extent that the IPO price or net sale proceeds, as the case may be, exceeds $2.00 per share but is less than $$2.50 per share, and the number of warrants will be reduced to zero if the IPO price or net sale proceeds, as the case may be, equals or exceeds $2.50 per share.  Accordingly, if the warrants become exercisable as a result of an IPO or sale, the Company will be entitled to receive the full 800,000 warrants only if the IPO price or net sale proceeds, as the case may be, is $2.00 per share or less.

To estimate the fair value of warrants as of the initial investment date, the common stock and warrants were considered components of a portfolio of securities purchased for $4,000,080.  However, since the number of common shares underlying the warrants is variable (ranging from zero to 800,000) based on whether an IPO or sale of Corsair exceeds $2.00 per share, the fair value of the warrants was derived using an option pricing model within the framework of a Monte Carlo numerical-based analysis, which takes into consideration the variability in the number of common shares underlying the warrants based on a range of IPO or sale prices for Corsair.

For financial reporting purposes, the common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment.

Livescribe, Inc. On July 8, 2011, the Company made a $27,481 investment in the Series C-1 convertible preferred stock and warrants of Livescribe, Inc. (“Livescribe”), a portfolio company in which the Company had previously invested $500,500 in July of 2010.  The Company has also committed to make an additional investment of $22,900 in the Series C-1 convertible preferred stock and warrants of Livescribe as part of a second closing that will occur no later than April 30, 2012.  The Company has received notice that the second closing is expected to occur on or about November 9, 2011..  For financial reporting purposes, the Series C-1 convertible preferred stock was assigned a cost of $25,925 and the warrants were assigned a cost of $1,556 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.

Metabolon, Inc. On August 25, 2011, the Company made a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”).  Metabolon is a private company headquartered in Research Triangle Park, North Carolina and is a molecular diagnostics and services company offering a novel metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells.

Kabam, Inc. On August 29, 2011, the Company made a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”).  Kabam is a private company headquartered in Redwood City, California and is a developer of massively multiplayer games.  Kabam is a leader in the next wave of internet-based social gaming by combining the immersion of massively multiplayer games with the connectivity and interaction of social games.

Tremor Video, Inc. On September 6, 2011, the Company made a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”).  Tremor Video is a private company headquartered in New York City and is an online video technology and advertising company that provides video advertising solutions to Fortune 1000 brand advertisers and top tier publishers of Web videos.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

TrueCar, Inc. On September 26, 2011, the Company made a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”).  TrueCar is a private company headquartered in Santa Monica, California that provides an online research and pricing tool for consumers interested in buying a new or used vehicle to research any make and model and see a histogram of actual transaction prices for that vehicle in a specific geographic area. Through TrueCar’s platform, consumers also have access to average prices paid, recent sales data, monthly price trends and vehicle pricing details, which show dealer cost, and factory invoice, as well as customer and dealer incentives being offered.

Except for the foregoing portfolio company investments, there was no other portfolio company investment activity during the three and nine months ended September 30, 2011.  There were also no sales of portfolio company investments during the three and nine months ended September 30, 2011.

Investment Portfolio Composition

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, by type of security at cost and fair value as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$22,326,093	$22,099,874	69.24%	$3,571,286	$4,149,991	99.34%
Preferred Stock Warrants	30,761	6,655	0.02%	29,205	27,616	0.66%
Common Stock	6,411,076	7,095,996	22.23%	-	-	-
Common Stock Warrants	589,000	639,156	2.00%	-	-	-

Publicly-Traded Portfolio Companies:
Common Stock	1,999,991	2,078,000	6.51%	-	-	-

Total	$31,356,921	$31,919,681	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, by industry classification at cost and fair value as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Internet & Software	$11,328,857	$11,338,013	35.52%	$-	$-	-
Cleantech	10,500,003	10,477,012	32.82%	2,099,991	2,099,991	50.27%
Technology	9,528,061	10,104,656	31.66%	1,500,500	2,077,616	49.73%

Total	$31,356,921	$31,919,681	100.0%	$3,600,491	$4,177,607	100.00%

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, by geographic region of the United States at cost and fair value as of September 30, 2011 and December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$18,356,914	$18,919,674	59.28%	$3,600,491	$4,177,607	100.00%
Northeast	6,500,000	6,500,000	20.36%	-	-	-
Southeast	6,500,007	6,500,007	20.36%	-	-	-

Total	$31,356,921	$31,919,681	100.00%	$3,600,491	$4,177,607	100.00%

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

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings for the three and nine months ended September 30, 2011 or 2010.  The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $389,007 and $59,709 for the three months ended September 30, 2011 and 2010, respectively.  The Company recorded Base Fees of $764,375 and $128,245 for the nine months ended September 30, 2011 and 2010, respectively.   As of September 30, 2011 and December 31, 2010, Base Fees payable to the Investment Adviser were $129,512 and $90,631, respectively.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2011 and 2010, no incentive fees were earned by or payable to the Investment Adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate any realized capital gains during such periods.  However, during the three and nine months ended September 30, 2011, the Company recorded $155,391 and $2,871 in reductions to incentive fee expense, respectively, resulting from the increase in net unrealized depreciation on its portfolio company investments of $(776,954) and $(14,356) during the three and nine months ended September 30, 2011, respectively.  Additionally, as of September 30, 2011 and December 31, 2010, the Company had recorded accrued incentive fees payable to the Investment Adviser in the amounts of $112,552 and $115,423, respectively, with respect to $562,760 and $577,115 of net unrealized appreciation on its portfolio company investments as of September 30, 2011 and December 31, 2010.  Since the incentive fee is only payable based on realized capital gains (after reduction for realized capital losses and unrealized depreciation), the accrued incentive fee of $112,552 as of September 30, 2011 may differ from the actual incentive fee that may be paid to the Investment Adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the unrealized appreciation recorded.

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

The Company reimburses the Investment Adviser for the allocable portion of overhead and other expenses incurred by the Investment Adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.  Allocated administrative expenses are payable to the Investment Adviser monthly in arrears.

The Company recorded allocated administrative expenses of $96,757 and $112,921 for the three months ended September 30, 2011 and 2010, respectively.  The Company recorded allocated administrative expenses of $330,263 and $284,761 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, allocated administrative expenses payable to the Investment Adviser were $32,792 and $41,348, respectively.

Reimbursable Expenses
Reimbursable expenses payable to the Investment Adviser totaling $0 and $3,068 in the accompanying Statement of Assets and Liabilities at September 30, 2011 and December 31, 2010, respectively, represent amounts owed to Investment Adviser for direct expenses of the Company that were paid on its behalf by the Investment Adviser.

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

Joint Liability Insurance Agreement
The Company maintains a directors and officers liability insurance policy (“D&O Policy”) covering the directors and officers of the Company, insuring the Company against loss that it may be required or permitted to pay as indemnities of the directors and officers of the Company, and insuring the Company for certain securities claims.  The Company also maintains an additional policy providing for excess coverage in the case of non-indemnifiable claims (“Excess Policy”), covering its directors and officers.  The coverages under the D&O Policy and Excess Policy in certain cases extend to the officers, managers and employees of the Investment Adviser, and to the Investment Adviser’s Investment Committee.  On November 4, 2011, the Company and the Investment Adviser entered into a joint liability insurance agreement (“Insurance Agreement”) which allocates the premium cost of the D&O Policy and the Excess Policy between the Company and the Investment Adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits.

For the D&O Policy covering the policy year ending August 28, 2012, the Insurance Agreement specifies that 10% of the total D&O Policy premium be allocated to the Investment Adviser.  None of the premium under the Excess Policy premium is allocated to the Investment Adviser.

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

On June 11, 2009, the Company commenced a continuous public offering pursuant to which the Company intended to sell from time-to-time up to 10 million shares of its common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers.  The continuous public offering concluded on June 30, 2011, with the final closing of escrowed funds received from subscribing investors occurring on July 11, 2011.  During the period from June 11, 2009 through December 31, 2009, no shares of common stock were sold and no proceeds were received from the Company’s continuous public offering.

During the year ended December 31, 2010, the Company sold 2,290,399 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,066 in dealer manager fees and commissions.

During the nine months ended September 30, 2011, the Company sold 6,423,306 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $63,990,347 and net proceeds of $57,809,753, after payment of $6,180,594 in dealer manager fees and commissions.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

On a cumulative basis under the continuous public offering, the Company sold 8,713,705 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $86,800,000 and net proceeds of $78,423,340, after payment of $8,376,660 in dealer manager fees and commissions.  Included in the continuous public offering were 564 shares of common stock issued to the Investment Adviser at a price of $10.00 per share and for total gross proceeds of $5,640.

Offering expenses directly related to the continuous public offering totaling $965,169 on a cumulative basis were initially deferred and subsequently amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the conclusion of the offering period on June 30, 2011.  During the year ended December 31, 2010, deferred offering costs totaling $476,806 were amortized and charged as a reduction to additional paid-in capital.  During the nine months ended September 30, 2011, deferred offering costs totaling $488,363 were amortized and charged as a reduction to additional paid-in capital.

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) were expensed as incurred.  During the three months ended September 30, 2011 and 2010, $1,625 and $8,747, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.  During the nine months ended September 30, 2011 and 2010, $114,388 and $115,940, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.

7.	Stockholder Distributions

On February 11, 2011, the Company’s Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to the Company’s stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling $446,837. This special cash distribution was paid based on the unrealized appreciation recorded on the Company’s NeoPhotonics investment as of the distribution date and, as such, will be treated as a return of capital to its stockholders.  However, in the event the Company is able to sell all or a portion of its NeoPhotonics common shares, or any of its other portfolio company investments with a holding period of at least one year at the time of sale, at a gain during 2011, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to the Company’s stockholders.

8.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Numerator for (decrease) in net assets per share	$(1,360,168)	$(386,822)	$(2,580,603)	$(650,213)

Denominator for basic and diluted weighted average shares	9,103,658	1,493,101	6,125,439	1,097,041

Basic and diluted net (decrease) in net assets per share
resulting from operations	$(0.15)	$(0.26)	$(0.42)	$(0.59)

During the three and nine months ended September 30, 2011 and 2010, the Company had no dilutive securities outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  We specialize in making pre-initial public offering (“IPO”) investments in innovative, high growth private companies that are committed to and capable of becoming public.  We provide individual investors with the ability to participate in a unique fund that invests in a private company's later stage, pre-IPO financing round—an opportunity that has historically been reserved for institutional investors.

We believe we provide three core benefits to our stockholders as follows:

•      We believe we are the first and only public investment fund exclusively dedicated to pre-IPO investing in the U.S.  Unlike private venture capital funds, we believe that our fund is transparent and will provide liquidity to our stockholders once our common stock becomes listed on the Nasdaq Capital Market, which we expect will occur by the end of 2011.

•      We provide access to later-stage (i.e., pre-IPO) investments in emerging growth companies that would otherwise be difficult to access or inaccessible for most of our individual investors.

•      Because of our profile as a flexible, non-controlling investor, we believe we are well positioned to participate in the last round of private financing that high growth companies typically need before they complete an IPO.

In certain cases, we are able to act as the lead investor in pre-IPO financing rounds because existing institutional investors may be precluded from doing so due to their ownership or board participation.  In these cases, we may be able to propose terms as the new lead investor with larger existing investors typically participating in this pre-IPO round as well.  Unlike other funds, we are able to act as a lead investor because we will not seek to take a control position through ownership or board seats. Furthermore, our ability to typically make investment decisions in a relatively short time frame (i.e., usually within 30 days if information is provided to us in a timely manner) is attractive to the company’s existing management and institutional investors and therefore makes us a desirable partner in a transaction with other institutional investors.

Our Investment Adviser

We are externally managed by Keating Investments, LLC (“Keating Investments”), an investment adviser that was founded in 1997 and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.  Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”).

The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s senior investment professionals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Frederic M. Schweiger, our Chief Operating Officer, Chief Compliance Officer and Secretary, Kyle L. Rogers, our Chief Investment Officer and Ranjit P. Mankekar, our Chief Financial Officer, Treasurer and a member of our Board of Directors.  In addition, Keating Investments employs three other investment professionals dedicated to portfolio company origination, due diligence and financial analysis.

Keating Investments has established an investment committee (“Investment Committee”) that must unanimously approve each new portfolio company investment that we make. The members of the Investment Committee currently consist of Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger.

Under the Investment Advisory and Administrative Services Agreement, we have agreed to pay Keating Investments, for its investment advisory services, a base management fee based on our gross assets as well as an incentive fee based on our performance.  The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets, where gross assets include any borrowings for investment purposes.  We do not presently expect to use borrowed funds for the purpose of making portfolio investments.  The base management fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any equity capital raises or repurchases during the current calendar quarter.

The incentive fee is determined and payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

We also reimburse Keating Investments on a monthly basis for our allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Governance

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers.  Among other things, our Board of Directors approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, and approves the engagement, and reviews the performance of, our independent registered public accounting firm.  Pursuant to the requirements under the 1940 Act and to satisfy the Nasdaq listing standards, our Board of Directors is comprised of a majority of non-interested, independent, directors.

Our Board of Directors has established the Audit Committee, the Valuation Committee and the Nominating Committee to assist the Board of Directors in fulfilling its oversight responsibilities. Each of these committees is comprised solely of non-interested, or independent, directors.  The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our financial statements. The Valuation Committee’s responsibilities include reviewing preliminary portfolio company investment valuations from our investment adviser and making recommendations to our Board of Directors regarding the valuation of each investment in our portfolio.  The Nominating Committee’s responsibilities include identifying qualified individuals to serve on our Board of Directors, and to select, or recommend that the Board of Directors select, the Board nominees.

Our Investment Strategy

Our fund is focused on capital appreciation and growth, which we seek to achieve through investments in the equity securities of later stage, private, pre-IPO companies.  By design, the fund has been structured as a high risk/high return investment vehicle.  While we have discretion in the investment of our capital, we seek long-term capital appreciation through investments principally in equity securities that we believe will maximize our total return.

Our investment objective is to maximize capital appreciation. We seek to accomplish our capital appreciation objective by making investments in the equity securities of later stage, typically venture capital backed, pre-IPO companies. We expect that our investment portfolio will consist of securities that do not provide current income through interest or dividend income.  In accordance with our investment objective, we seek to invest in equity securities of principally U.S.-based, private companies with an equity value of between $100 million and $1 billion.  We refer to companies with an equity value of between $100 million and less than $250 million to as “micro-cap companies” and companies with an equity value of between $250 million and $1 billion as “small-cap companies.”

Our portfolio company investments are typically in the form of convertible preferred securities that are convertible into common stock, common stock, warrants exercisable into common or preferred stock, or structured as a loan that is convertible into common stock.  While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures that are convertible into common stock.

We generally acquire our equity securities principally through direct investments in prospective portfolio companies.  However, we may also purchase equity securities in so-called “secondary transactions” from selling stockholders in later stage, private, pre-IPO companies, who are typically either current or former management or early stage investors in these companies. Our secondary investment opportunities are typically sourced though either private secondary markets that specialize in the trading of private company securities or our investment banking relationships.  At the time of our investment, the equity securities we acquire are generally illiquid due to restrictions on resale and to the lack of an established trading market.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Specifically, we believe that an exchange listing, if obtained, will generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing.  We believe investors place a premium on liquidity, or having the ability to sell stock quickly and efficiently through an established stock exchange.  As a result, we believe that public companies typically trade at higher valuations – generally 2x or more – than private companies with similar financial attributes.  By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium.  However, there can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies.  However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique.  Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities.  In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Current Market Opportunity and Conditions

Over the past 15 years, the public capital formation process in the U.S. has changed, with the average market capitalization of a company completing an IPO and the average amount raised in an IPO having increased substantially.  As a result of these market conditions, micro- and small-cap companies generally must demonstrate an ability to raise private capital prior to an IPO to be successful in the IPO process. We believe these pre-IPO rounds evidence existing investors’ continuing commitment to the company, establish new investors’ pricing for the round, and strengthen the company’s balance sheet as it prepares for the IPO process.

While existing institutional investors typically participate in the pre-IPO financing, these companies must also be able to attract new investors to validate the pricing of the later-stage, pre-IPO round.  In a number of cases, we have participated in, and set the terms of, these pre-IPO rounds since the existing investors have been conflicted as a result of their ownership interests or board participation.  Further, since we do not require board seats, observation rights, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.  As a non-controlling pre-IPO investor, we believe we are well positioned to participate in the final round of pre-IPO financing before these micro- and small-cap companies go public.

While the stock market has declined sharply during the third quarter of 2011 – the Dow Jones Industrial Average, or Dow, recording a drop of 12% – volatility also spiked.  The Dow increased or decreased more than 200 points for 18 days during the third quarter.  In August, there were four consecutive days of 400 point swings in the Dow – a first in the 115-year history of the index.  The CBOE Volatility Index, commonly referred to as VIX, a measure of market expectations of short-term volatility, increased 160% during the third quarter.  We believe recent stock market volatility has affected the U.S. IPO market and a decline in volatility could be a catalyst for the IPO market.

A stock market characterized by high volatility and declining prices/valuation multiples can be both positive and negative for our investment strategy.  On the one hand, it adversely impacts the timing and value of our portfolio company exits, both in terms of companies completing IPOs and ultimately in the value we are able to realize from the disposition of our publicly traded portfolio companies after our lockup restrictions expire.  On the other hand, declining valuations of comparable public companies or recently completed IPOs that we typically analyze in assessing new portfolio company investments may provide us with better pricing or terms, or both, for these new investments.

Based on our experience, while the third quarter 2011 IPO market was lower than in previous quarters, we believe there will be an increased appetite for risk for growth companies that have solid revenue and demonstrate profitability. This, in turn, should allow for an increase in IPO activity in the fourth quarter of 2011 and into 2012.   Our overall goals remain unchanged.  We intend to maintain our position in investing in the securities of later stage, pre-IPO companies that are positioned for growth and to potentially increase our NAV.

As of September 30, 2011, we have cash reserves of $45.1 million, all of which are currently invested in money market funds backed by U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  We intend to use these cash reserves to finance our new, and possibly follow-on, investments in equity securities.  We believe the current economic climate will also provide us opportunities to invest this capital at attractive valuations.

We compete for investment opportunities with later stage venture capital firms, private equity firms, public funds investing in private companies, other business development companies, existing portfolio company investors, and investors participating in private secondary markets.  Many of these entities have greater financial and managerial resources than we have.

We currently anticipate completing five to ten investments per year until the proceeds of our continuous public offering have been invested.  Assuming we can deploy our capital at this rate, we anticipate that it will take approximately 18 months to invest substantially all of our capital in portfolio companies.  We can provide no assurance that we will be able to meet our anticipated pace of investment.

Our Investment Criteria

We have identified three core criteria that we believe are important in meeting our investment objective. These core criteria provide the primary basis for making our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these core criteria.

•      High quality growth companies.  We seek to invest primarily in micro-cap and small-cap companies that are already generating annual revenue in excess of $10 million on a trailing 12-month basis and which we believe have growth potential.  However, in certain opportunistic situations, we may invest in development stage, pre-revenue stage and early revenue stage companies if there is a clear and verifiable path to generating meaningful revenue within the next 12 months.  We examine the market segment in which each prospective portfolio company is operating, including its size, geographic focus and competition, to determine whether that company is likely to meet its projected growth rate prior to investing.

•      Commitment to complete IPO.  We seek to invest in public ready micro-cap and small-cap companies whose management teams are committed to, and capable of, becoming public companies, whose businesses we believe will benefit from status as public companies, and that we believe are capable of completing IPOs and obtaining exchange listings typically within 18 months after we complete our investments.  We generally require that our portfolio companies have in place, or be committed to hiring, a qualified chief financial officer, have complete or near-complete audited financial statements, for a minimum of two years, and satisfy or are committed to satisfying certain governance requirements for an exchange listing (including the appointment of an independent board and an audit committee).

•      Potential for return on investment.  Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, we seek to make investments that create the potential for a 2x return on our investment once the company is publicly traded and assuming our expected investment horizon of up to three years.

In addition, we may also consider a number of other factors outside of our core criteria in evaluating a portfolio company investment opportunity.  Some of the factors we may consider include:  (i) whether we believe there is a proven demand for the company’s products or services that address large market opportunities, (ii) whether the company has developed defendable market positions within its respective markets and is well positioned to capitalize on growth opportunities, (iii) whether the company has an experienced management team with public company experience, and (iv) whether the company is at or near profitability or is demonstrating a clear path to generating profitability on an EBITDA or cash flow from operations basis.

Our Target Industries

While we focus on micro-cap and small-cap companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces, we intend to focus our investments in the following industries, or in companies that support companies in these industries:

•      Technology.  We classify “technology” companies as those that manufacture and/or market products based on communications and networking infrastructure, equipment and products (including LANS, WANS, routers, telephones, switchboards, and exchanges), electronic equipment, instruments, electronic components and electronic equipment (including analytical, electronic test and measurement instruments, electronic components, connection devices, equipment not classified elsewhere, and distributors of technology hardware and equipment), providers of commercial electronic data processing and/or business process outsourcing services such as back-office automation, manufacturers and marketers of consumer electronics and other technology-based products, and providers or developers of analytics, testing and diagnostics in the life sciences.

•      Internet and software.  We classify “Internet and software” companies as those companies developing and marketing Internet software and/or providing Internet services including mobile applications, cloud computing, online databases and interactive services, database construction, Internet design services, retail goods or services, commercial and business-to-business services, and wholesale and distribution services, and application, systems, and home entertainment software companies engaged in developing and producing software designed for specialized applications for the business or consumer market.

•      Cleantech.  We classify “cleantech” companies as those that seek to improve performance, productivity or efficiency, and to reduce environmental impact, waste, cost, energy consumption or raw materials, with particular focus on energy generation (solar, wind, advanced biofuels, hydro), energy storage (batteries, utility scale storage, fuel cells), energy efficiency (building materials, windows, lighting), energy management software and systems, energy infrastructure (grid hardware and smart metering), and waste recycling and repurposing.

Because certain industry segments require specialized knowledge, we typically do not consider investments in real estate, construction, and mining and exploration.  While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria, although in no event will the aggregate value of our non-U.S. investments exceed 30% of the aggregate value of our total assets.  We also typically avoid investments in companies whose principal place of business and executive management is located in China due to the unique due diligence risks currently associated with these types of companies.

Diversification

Beyond our regulated investment company (“RIC”) diversification requirements (see “Taxation and Regulatory Requirements” below), we do not have fixed guidelines for portfolio diversification and, as a result, our investments could be concentrated in relatively few industry sectors, companies or geographic areas.  Further, we also expect that all or a substantial portion of our portfolio may be invested in illiquid securities.

Based on current level of our assets, we expect that the size of our individual portfolio company investments will range from approximately $3 to $5 million, but we may invest more than this amount in certain opportunistic situations.  We expect that most of our portfolio company investments will represent about 5% of our total assets at the time of investment.  However, based on our investment adviser’s assessment of each portfolio company’s relative  quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our total assets at the time of investment.

We do not choose specific investments based on a strategy of industry diversification and do not intend to rebalance our portfolio if one of our portfolio company investments increases in value relative to the remaining portion of the portfolio.  As a result, our portfolio may be more vulnerable to events affecting a single economic sector, industry or portfolio company and, therefore, subject to greater potential volatility than a company that follows a more diversified strategy.

As of September 30, 2011, our portfolio company investments by value were allocated among our industry classifications as set forth in the table below.

As of September 30, 2011, our portfolio consisted entirely of equity securities.   Our two publicly traded portfolio companies, NeoPhotonics Corporation (“NeoPhotonics”) and Solazyme, Inc. (“Solazyme”) represented by value approximately 6.5% of our total portfolio at September 30, 2011.  Our shares in NeoPhotonics are freely tradable, while our shares in Solazyme remain subject to a lockup agreement which expires in November 2011.  The remaining 93.5% of our portfolio at September 30, 2011 consists of restricted securities which are illiquid.

With our focus on later-stage, pre-IPO companies based in the U.S., venture-backed private companies headquartered in California (which received nearly 43% of all venture capital investments in 2010) will likely continue to comprise a large portion of our portfolio.  As of September 30, 2011, we held investments in nine portfolio companies headquartered in California which represented by value approximately 59.3% of our total portfolio.  We believe that many of the California-based portfolio companies that we may invest in will have significant operations and customers outside of California.

Further, as a business development company, we may invest up to 30% of our assets in foreign investments, but currently we do not classify any portfolio company investments as foreign investments.

Our Investment Process

Investment Sourcing

The primary sources of our investment opportunities are from our relationships with venture capital firms and investment banks, secondary markets that specialize in the trading of private company securities, and our direct outreach to private companies.

•      Venture capital firms.  We believe that a majority of our investment opportunities will come from venture capital firms with existing portfolio companies seeking later stage, pre-IPO financing.  We have positioned ourselves to be a source of financing that can, if requested, establish the price and other terms for a private company’s final private financing round where existing institutional investors, who are also likely to have board seats, prefer to have a new investor lead the financing round.  For financing rounds of up to approximately $50 million, our targeted $3 to $5 million investment size is attractive to existing institutional investors who prefer a smaller and less dilutive final private round to strengthen the balance sheet.  In addition, by not seeking out board seats, observation rights or other control features, we allow the private company’s existing management and board to focus on executing its business strategy.  We will, however, make available managerial assistance to our portfolio companies upon request.

•      Investment banks and private secondary markets.  We also expect to source our investment opportunities from either investment banks or private secondary markets that are focused on emerging growth companies that meet our investment criteria.  We have developed, and expect to continue building relationships with national and regional investment banking firms that are recognized as leaders in these sectors.  We expect our investment banking relationships to source both direct investments in prospective portfolio companies as well as a growing number of secondary transactions from selling stockholders in companies meeting our investment criteria.

We also intend to utilize private secondary markets to acquire equity investments in privately-held companies that meet our investment criteria.  These private secondary markets have emerged as an alternative to traditional public equity exchanges to provide liquidity principally to the stockholders of venture capital-backed, private companies.  While these private secondary markets have more limited transaction volume than public exchanges, they may provide us with access to blocks of shares from current or former management and early stage investors that are interested in selling privately.  While such block sales of shares may be restricted by contractual transfer restrictions and company policies, which may impose strict limits on transfer, we believe that our profile as a dedicated pre-IPO investor with a history of making later stage investments in securities of venture capital-backed companies affords us a favorable position when seeking approval for a purchase of shares subject to such limitations.

One limitation to private secondary market transactions is the difficulty in accessing financial information on the portfolio company in whose securities we intend to invest.  For this reason, we intend to focus on transactions where we will have access to management, as well as financial data and other information about the private company.  This management access is important to assure the flow of the company’s financial and other information to us both before and after our investment.

•      Direct outreach to private companies.  We also expect to source investment opportunities from our direct outreach to private companies.  We have implemented a proactive marketing program to communicate with our investment adviser’s established referral network and with companies that meet our investment criteria.  We also maintain and continually update a database of emerging growth, venture capital-backed, private companies that we believe currently satisfy, or will satisfy within the next year, our investment criteria.  Our database has been compiled from opportunities identified by our referral network, from publicly available information, and from acquired sources.

Portfolio Company Review and Approval

Once we identify those private companies that we believe warrant more in-depth analysis, we utilize an investment review and approval process focused on the following factors:

•
Qualification. We obtain information from the company’s management and/or placement agent and conduct a preliminary evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we have interest in pursuing the investment.

•
Analysis. Assuming our preliminary evaluation warrants further analysis, we will conduct further research on the company’s prospects and industry, participate in additional discussions with the company’s management, placement agent and existing investors, and prepare an internal investment memorandum which discusses our evaluation findings and recommendations, together with an internal valuation analysis outlining our acceptable valuation ranges for an investment.

•
Term Sheet.  In situations where we are able to act as a lead investor, we negotiate a term sheet with the prospective company which, among other things, will establish the pricing and structure of our investment, consistent with the parameters set by our investment adviser’s Investment Committee.

•
Approval. Once an acceptable term sheet has been negotiated, or we have confirmed the terms of an investment where we are not the lead investor, our investment adviser’s Investment Committee reviews the investment pricing and structure, the internal investment memorandum and valuation analysis and, when appropriate, approves the investment subject to completion of satisfactory due diligence.

•
Due Diligence.  Prior to closing an investment, we conduct further due diligence with a focus on verifying or validating the primary considerations used by our investment adviser’s Investment Committee in approving the investment.

•
Closing. The consummation of each investment will depend upon satisfactory completion of our due diligence investigation, our confirmation and acceptance of the investment pricing and structure, and our review and acceptance of definitive agreements.

Portfolio Company Investment Structure

Based on current level of our assets, we expect that the size of our individual portfolio company investments will range from approximately $3 to $5 million, but we may invest more than this amount in certain opportunistic situations.  Our portfolio company investments are typically in the form of convertible preferred securities that are convertible into common stock, common stock, warrants exercisable into common or preferred stock, or structured as a loan that is convertible into common stock.  We may also invest in debentures that are convertible into common stock, however, as of September 30, 2011, none of our investments have been convertible debenture investments.

In those investment opportunities where we are the lead investor or are directly negotiating terms with the selling stockholders, we may attempt to structure our preferred stock investments to provide a special conversion feature so that, upon an IPO, we would receive common stock having a value at the time of the IPO equal to 2x our original purchase price.  If we are acting as a lead investor in a secondary transaction involving common stock, we may attempt to structure the deal with escrowed shares, contingent warrants or options, or other price adjustments to potentially provide us with similar economics.  Even in cases where we are the lead investor, there is no assurance that we will be successful in negotiating these favorable, structured terms in each of our investments.

Where we are not the lead investor in a pre-IPO financing round or unable to negotiate terms directly with selling stockholders in a secondary transaction, the price and terms of the investment have generally already been established by the issuer and/or its placement agent or by the selling stockholder group and/or its adviser.  In these deals, we typically we will not have the favorable, structured terms that we may be able to negotiate as the lead investor, although some variation may be included in certain investments.

Our convertible preferred equity investments typically pay fixed or adjustable rate dividends to us and will generally have a “preference” over common equity in the payment of dividends and the liquidation of a portfolio company's assets. This preference means that a portfolio company must pay dividends on preferred equity before paying any dividends on its common equity.  However, in order to be payable, dividends on such preferred equity must be declared by the portfolio company's board of directors. In the event dividends on our preferred stock investments are non-cumulative, which is typically the case, if the board of directors of our portfolio companies does not declare a preferred dividend for a specific period, we will not be entitled to a preferred dividend for such period.  We do not expect the board of directors of our portfolio companies to declare preferred dividends since these companies typically prefer to retain profits, if any, in their business.  Accordingly, we do not expect to generate dividend income on our preferred stock investments.  Cumulative dividend payments on preferred equity means dividends will accumulate even if not declared by the board of directors or otherwise made payable.  In such a case, all accumulated dividends must typically be paid before any dividend on the common equity can be paid.  However, there is no assurance that any dividends will be paid by a portfolio company even in the case of cumulative preferred dividends and, in most cases, the payment of any accumulated preferred dividends is likely to be deferred until conversion and, if paid, may be paid in shares of the issuer’s preferred or common stock.

As of September 30, 2011, we have made a total of 13 portfolio company investments, of which 11 have been structured as convertible preferred stock and the remaining two investments structured as common stock.  Only one of our current preferred stock investments has cumulative dividends with the other preferred stock investments having non-cumulative dividends. Other than our investment in the common stock of Corsair Components, Inc., which we purchased from a group of current and former management, all of our investments have been direct investments in the portfolio company.

Our Investment Horizon

In general, we seek to invest in micro-cap and small-cap companies that we believe will be able to file a registration statement with the SEC for an IPO within approximately 12 months after our investment, and complete an IPO and obtain an exchange listing within approximately 18 months after the closing of our investment.  After the IPO is completed, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180 day period following the IPO.  Once this lockup restriction expires, we expect to sell our shares in the portfolio company in the public markets over the following 12 months. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality.  Accordingly, we anticipate our typical investment horizon for portfolio investments will be up three years, however we have the discretion to hold securities for a longer period.

We can provide no assurance, however, that the micro-cap and small-cap companies in which we invest will be able to successfully complete an IPO, or that they will be successful in obtaining an exchange listing within the expected timeframe, if at all.  In such cases, our expected portfolio company investment horizon may exceed three years, and we may take other steps to exit the investment including the use of secondary marketplaces that specialize in the trading of private company securities.  A private secondary market may give us an alternative means of exiting our private company investments, as well as increased visibility from trading on a marketplace, in the event a portfolio company’s IPO is delayed due to market conditions or is no longer a viable exit strategy.  Although we expect that some of our equity investments may trade on private secondary markets, as a general rule we expect that the securities we hold will be less liquid than larger publicly traded securities.  In addition, while some of our portfolio companies may trade on private secondary markets, we can provide no assurance that these private trading markets will continue or remain active, or that we will be able to sell our positions in any portfolio company at the time we desire to do so and at the price we anticipate.

While these private secondary markets may provide us with a potential source of qualified buyers, in the event that we choose to liquidate a portfolio company investment privately, our shares will typically be subject to legal or other restrictions on resale that may prevent us from using trading platforms or selling our securities.

Since we do not seek to control any of our portfolio companies, or have a board seat, we generally do not expect to have input as to when, or if, our portfolio companies choose to pursue an IPO.  In certain cases, our portfolio companies may choose to delay the pursuit of an IPO because of either adverse conditions in their particular industry or the IPO and equity markets generally.  In other cases, our portfolio companies may be performing poorly or not achieving the milestones that an investment bank would require to underwrite an IPO.  In such cases, our portfolio companies may need to raise additional capital, which may cause dilution to, or adversely affect, our ownership interests, or we may have to make additional follow-on investments pro rata with other investors in order to preserve our rights and preferences of our initial investment.

In certain situations, our portfolio companies may abandon the pursuit of an IPO altogether, either because the completion of an IPO is no longer a realistic possibility, or, alternatively, because another company seeks to acquire our portfolio company.  If a portfolio company has abandoned plans to pursue an IPO and we are not able to liquidate our shares privately, we may seek to have the portfolio company consider a sale or merger with a strategic buyer as a possible alternative to an IPO or pursue a “dual” strategic sale and IPO exit strategy.

Portfolio Company Monitoring

As part of our portfolio company investment, we attempt to negotiate information rights that give us access to the company’s quarterly and annual financial statements as well as the company’s annual budget.  Although we do not have a control position through our ownership or board seats, we attempt to have dialogue, on at least a quarterly basis, with our private portfolio company management teams to review the company’s business prospects, financial results, and exit strategy plans.  We monitor the financial trends of each portfolio company to assess the performance of individual companies as well as to evaluate overall portfolio quality and risk. We also monitor our portfolio for compliance with the diversification requirements for purposes of maintaining our status as a business development company under the 1940 Act and a RIC for tax purposes.

We are also available to provide managerial assistance, if requested, to our portfolio companies.  We expect that this managerial assistance will likely involve consulting and advice on the going public process and public capital markets.  As a business development company, we are required to offer, and in some cases provide and be paid for, such managerial assistance.

Disposition of Investments in Publicly Traded Portfolio Companies

We are typically prohibited from exiting investments in our publicly traded portfolio company until the expiration of the customary post-IPO lockup agreement.  These agreements, which we are required to enter into as part of our initial investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180 days following an IPO. We may dispose of these securities at our discretion at any time following the lockup period based on our business judgment.  However, we will have no ability to mitigate the high volatility that is a typical characteristic of IPO aftermarket trading and is driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.

For our portfolio company investments where the lockup period following the IPO has expired and the stock becomes freely tradable, we typically do not begin selling automatically upon expiration of the lockup period. We expect to sell our positions over a period of time, typically during the 12 months following the expiration of our lockup, although we may sell more rapidly or in one or more block transactions.  Factors that we may consider include, but are not limited to, the following:

•      The target price determined by our investment adviser based on its business judgment and what it believes to be the portfolio company’s intrinsic value.

•      The application of public company multiples and our proprietary analysis to a variety of operating metrics for each portfolio company. The primary operating metrics that we typically consider are revenue, EBITDA and net income.

•      Other factors that may be adversely or favorably affecting a particular portfolio company’s stock price, including overall market conditions, industry cyclicality, or issues specific to the portfolio company.

We do not typically intend to purchase stock in any of our portfolio company’s IPOs or in the secondary market and, in the event we elect to do so, we are subject to certain regulatory restrictions as a business development company.  However, under certain circumstances, we may consider making additional open market purchases of an existing portfolio company’s stock, which will increase our position in the company.

Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we do not expect to generate current income from our portfolio company investments, our annual operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments.  Accordingly, our future growth will be financed through reinvestment of the proceeds we realize from the sale of our portfolio company investments after we pay our annual operating expenses, any incentive fees earned by our investment adviser, and any distributions of realized net capital gains to our stockholders.

Current Business Environment

Beginning in the fall of 2008, the global economy entered a financial crisis and recession. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown.  Although there have been signs of recovery in many regions, economic weakness could continue or worsen. For example, the current U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of credit-rating downgrades and economic slowdowns.  Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” on August 5, 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective.

Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.  Continued global economic uncertainty could also result in investors becoming more risk-averse, which in turn could reduce the amount of growth capital available to our portfolio companies from both existing and new investors, could adversely affect their operating performance, and could delay liquidity paths (i.e., IPO or strategic sale) for our portfolio companies.

Portfolio Companies

Two of our portfolio companies, BrightSource Energy, Inc. and Corsair Components, Inc., are currently in registration with the SEC to complete their respective IPOs. We believe that both of these companies are well positioned to benefit from the market becoming more favorable to IPOs. However, there can be no assurances that these companies will complete their IPOs in a timely manner or at all.

In addition, two of our portfolio companies have completed IPOs – NeoPhotonics and Solazyme. The lockup restriction on our NeoPhotonics securities expired in August 2011, and we have not disposed of any of our NeoPhotonics securities to date.  Solazyme’s lockup restriction will expire in November 2011.

NeoPhotonics priced its IPO at $11.00 per share and listed on the New York Stock Exchange on February 2, 2011.  We own 160,000 shares at a cost basis of $6.25 per share (a 43% discount to the IPO price), for a total investment amount of $1 million.  As of September 30, 2011, our investment in NeoPhotonics is fair valued at $1,100,000, based on a market price of $6.88 per share.  While NeoPhotonics is currently trading below our sale price target, the stock is still close to our cost basis.   NeoPhotonics’ stock has continued to suffer both from industry issues as well as the company’s recent announcement that it would report revenue and earnings below its previous guidance.

Solazyme completed its IPO at $18.00 per share and listed on Nasdaq on May 27, 2011.  We own 112,927 shares at a cost basis of $8.86 per share (a 51% discount to the IPO price), for a total investment of $999,991.  Our lockup period expires at the end of November 2011. As of September 30, 2011, our investment in Solazyme is fair valued at $977,000, based on a market price of  $9.61 per share, reduced by a 10% discount for lack of marketability we applied for the lockup restriction. Although we believe that the performance of Solazyme has been positive and that the company has met all of its stated milestones thus far, we believe the market price of this company reflects the inherent risks and uncertainties of the cleantech sector, and the inherent difficulties in evaluating early stage businesses where the achievement of significant revenue and earnings are usually many years in the future.  Additionally, the cleantech industry as a whole has been adversely impacted by the recent bankruptcy filing by solar panel manufacturer Solyndra which had previously received a substantial U.S. government loan guarantee, the global uncertainty about continued government subsidies to support  these emerging technologies, and the continued challenges to find cost effective cleantech solutions.

Taxation and Regulatory Requirements

RIC Requirements

We have satisfied the requirements to qualify as a RIC and have elected to be treated as a RIC under Subchapter M of the Code effective for our 2010 tax year. In future years, if we do not meet the criteria to qualify as a RIC, we will be taxed as a regular corporation under Subchapter C of the Code.

As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or realized capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements.  In addition, in order to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses).

Since we do not expect to generate any current income from our portfolio company investments, it is unlikely that we will generate any investment company taxable income that will need to be distributed to maintain RIC status.  However, the RIC diversification requirements may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of or impede our ability to qualify as a RIC.

In order to avoid a 4% non-deductible federal excise tax imposed on RICs, we must also distribute during each calendar year an amount at least equal to the sum of:  (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.  We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains).  We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to avoid the payment of these excise taxes.

Investment Company Act of 1940

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

(vi) Cash, cash equivalents, certificates of deposit, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Keating Capital, Inc., 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.

Temporary investments.  Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, certificates of deposit, U.S. government securities or high-quality debt securities maturing in one year or less.

Code of ethics.  We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, DC. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the SEC’s website atwww.sec.gov.  You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  You may also obtain a copy of our code of ethics on our website atwww.keatingcapital.com.

Nasdaq Listing

We currently satisfy the listing requirements for the Nasdaq Capital Market and have obtained preliminary approval to list our shares, subject to a number of conditions which we believe we can satisfy.  Unlike a traditional initial public offering – where there is a simultaneous capital raise and exchange listing – we have purposely decoupled these two events.  Our initial public offering was the continuous public offering that concluded on June 30, 2011, and which raised $86.8 million.  Our public listing is not expected to be accompanied by any type of capital raise.  The timing of the listing is a procedural step coordinated solely with Nasdaq and therefore does not in any way depend on the cooperation of the capital markets.  We have reserved the ticker symbol KIPO, and we expect to obtain such listing by the end of 2011.

Once our common stock is approved for trading on Nasdaq, competing market makers will make markets in our common stock based on the aggregate supply and demand for our shares.  As a result, we anticipate that trading volume in our shares may initially be lower than had we pursued a traditional initial public offering.  Over time, and based on our anticipated business plan, we expect that trading volume in our shares will increase. Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value. The market price of our common stock may be at a price equal to, above or below our net asset value per share.

We are not generally able to issue and sell our common stock at a price below net asset value per share.  We may, however, issue new shares of our common stock at a price below the current net asset value of the common stock, if our Board determines that such issuance is in our best interests and our stockholders have approved the practice of making such sales.

Investment Portfolio Activity and Composition

During the three months ended September 30, 2011, we made $16,356,418 of investments in six private companies, consisting of preferred stock, common stock, and warrants to acquire preferred stock and common stock. During the nine months ended September 30, 2011, we made $27,756,430 of investments in 11 private companies, consisting of preferred stock, common stock, and warrants to acquire preferred stock and common stock.

The following table details the composition of our investment portfolio by security, at cost and fair value as of September 30, 2011.

			September 30, 2011

							Unrealized
	Investment			Cost			Appreciation
Portfolio Company	Date	Investment Description	Shares	(Per Share)	Cost	Fair Value	(Depreciation)

Private Portfolio Companies:
Livescribe, Inc.	7/1/2010	Series C Convertible Preferred Stock	1,000,000	$0.47	$471,295	$257,000	$(214,295)
	7/1/2010	Series C Convertible Preferred Stock Warrants	125,000	0.23	29,205	6,229	(22,976)
	7/8/2011	Series C-1 Convertible Preferrred Stock	54,906	0.47	25,925	14,001	(11,924)
	7/8/2011	Series C-1 Convertible Preferred Stock Warrants	6,863	0.23	1,556	426	(1,130)

MBA Polymers, Inc.	10/15/2010	Series G Convertible Preferred Stock	1,100,000	1.00	1,100,000	1,100,000	-
	2/22/2011	Series G Convertible Preferred Stock	900,000	1.00	900,000	900,000	-

Harvest Power, Inc.	3/8/2011	Series B Convertible Preferred Stock	580,496	4.31	2,499,999	2,499,999	-

Suniva, Inc.	3/31/2011	Series D Convertible Preferred Stock	197,942	12.63	2,500,007	2,500,007	-

Xtime, Inc.	6/14/2011	Series F Convertible Preferred Stock	1,573,234	1.91	3,000,000	3,000,000	-
	8/25/2011	Common Stock Warrants	22581	-	-	9,156	9,156

Metabolon, Inc.	8/25/2011	Series D Convertible Preferred Stock	2,229,021	1.79	4,000,000	4,000,000	-

Kabam, Inc.	8/29/2011	Series D Convertible Preferred Stock	1,046,017	1.27	1,328,860	1,328,860	-

Tremor Video, Inc.	9/6/2011	Series F Convertible Preferred Stock	642,994	6.22	4,000,001	4,000,001	-

TrueCar, Inc.	9/26/2011	Common Stock	566,037	5.30	2,999,996	2,999,996	-

Private Portfolio Companies That Have Filed for an IPO:

BrightSource Energy, Inc.	3/1/2011	Series E Convertible Preferred Stock	288,531	8.66	2,500,006	2,500,006	-

Corsair Components, Inc.	7/6/2011	Common Stock	3,200,000	1.07	3,411,080	4,096,000	684,920
	7/6/2011	Common Stock Warrants	800,000	0.74	589,000	630,000	41,000

Publicly-Traded Portfolio Companies:
NeoPhotonics Corporation	1/25/2010	Common Stock	160,000	6.25	1,000,000	1,101,000	101,000

Solazyme, Inc.	7/16/2010	Common Stock	112,927	8.86	999,991	977,000	(22,991)

Total					$31,356,921	$31,919,681	$562,760

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

NeoPhotonics completed an initial public offering on February 2, 2011 selling 7,500,000 shares of common stock at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Immediately prior to the initial public offering, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock.  The shares of NeoPhotonics common stock we received upon conversion were subject to a 180 day lockup provision which expired in August 2011. At September 30, 2011, our common stock investment in NeoPhotonics was valued at $1,101,000, including $101,000 in unrealized appreciation based upon NeoPhotonics’ closing market price of $6.88 per share.

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

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.  At September 30, 2011, our Series C convertible preferred stock investment in Livescribe was valued at $257,000, including $214,295 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.  At September 30, 2011, our Series C convertible preferred stock warrants in Livescribe were valued at $6,229, including $22,976 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

On July 8, 2011, we completed a $27,481 investment in the Series C-1 convertible preferred stock and warrants of Livescribe as part of a $4.5 million Series C-1 preferred stock offering to Livescribe’s existing Series C preferred stock investors.  We have also committed to make an additional investment of $22,900 in the Series C-1 convertible preferred stock and warrants of Livescribe as part of a second closing that will occur no later than April 30, 2012.  We have received notice that this second closing is expected to occur on or about November 9, 2012.

For financial reporting purposes, our investment in Livescribe’s Series C-1 convertible preferred stock was assigned a cost of $25,925, and the warrants were assigned a cost of $1,556 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.  At September 30, 2011, our Series C-1 convertible preferred stock investment in Livescribe was valued at $14,001, including $11,924 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.  At September 30, 2011, our Series C-1 convertible preferred stock warrants in Livescribe were valued at $426, including $1,130 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

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

Solazyme completed an initial public offering on May 27, 2011 selling 10,975,000 shares of common stock at a price of $18.00 per share.  Solazyme is listed on the Nasdaq Global Market under the ticker symbol SZYM.  Immediately prior to the initial public offering, our Solazyme Series D preferred stock converted into 112,927 shares of Solazyme common stock.  The shares of Solazyme common stock we received upon conversion are subject to a 180 day lockup provision which expires in November 2011. At September 30, 2011, our common stock investment in Solazyme was valued at $977,000, including $22,991 in unrealized depreciation based upon a fair value determination made in good faith by our Board of Directors.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $14.6 million.  MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers’ patented recycling technology allows it to sort, clean, purify and process reusable plastic materials.  These recycled plastics are then sold as “drop-in” green replacements for virgin plastic to original equipment manufacturers and other customers who desire a cost-competitive and/or greener alternative to virgin plastics.  At September 30, 2011, our Series G convertible preferred stock investment in MBA Polymers was valued at $2,000,000, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

BrightSource Energy, Inc. On March 1, 2011, we completed a $2,500,006 investment in the Series E convertible preferred stock of BrightSource Energy, Inc. (“BrightSource”), which BrightSource included as part of its February 28, 2011 closing.  Our investment in BrightSource was part of a $200 million Series E preferred stock offering.  BrightSource, headquartered in Oakland, California, is a developer of utility scale solar thermal plants which generate solar energy for utility and industrial companies using its proprietary solar thermal tower technology.  This technology allows BrightSource to employ a low-impact environmental design that mounts mirrors on individual poles placed directly into the ground, so that the solar field can be built around the natural contours of the land and avoid areas of sensitive vegetation.  Competing solar technologies generally require extensive land grading and concrete pads.  BrightSource’s technology also uses an air-cooling system to convert steam back into water in a closed-loop cycle and, in the process, conserve desert water.  On April 22, 2011, BrightSource filed a registration statement on Form S-1 to go public through a $250 million initial public offering of its common stock.  BrightSource filed amendment No. 4 to its registration statement on October 12, 2011.  In the event of a qualifying initial public offering, the Series E convertible preferred stock would be automatically converted into shares of BrightSource’s common stock.  Upon conversion, the common stock we would be issued would be subject to a 180 day lockup period following the completion of the initial public offering.  We can give no assurances that BrightSource will ever complete an initial public offering, and even if completed, when it may be completed and at what price and under what terms.  At September 30, 2011, our Series E convertible preferred stock investment in BrightSource was valued at $2,500,006, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Harvest Power, Inc. On March 9, 2011, we completed a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”).  Our investment in Harvest Power was part of a $66 million Series B preferred stock offering.   Founded in 2008 and headquartered in Waltham, Massachusetts, Harvest Power acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy.  Harvest Power’s recycling operations reduce the amount of organic waste that needs to be landfilled or incinerated.  Its existing operating facilities are located in California, Pennsylvania, and British Columbia, Canada. Harvest Power enters into multi-year contracts with municipalities and waste haulers who pay a tipping fee to Harvest Power to accept organic waste at its facilities.  At September 30, 2011, our Series B convertible preferred stock investment in Harvest Power was valued at $2,499,999, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Suniva, Inc. On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Our investment in Suniva was part of a $106 million Series D preferred stock offering.  Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products. At its headquarters in Norcross, Georgia, Suniva has 170 megawatts of solar cell production capacity and a state-of-the-art research and development facility.  At September 30, 2011, our Series D convertible preferred stock investment in Suniva was valued at $2,500,007, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Xtime, Inc. On June 14, 2011, we completed a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”).  Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor.  Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments. Xtime has enrolled over 3,000 dealerships since the launch of its ServiceCRM™ platform, which automates and integrates all Xtime products into a unified solution for fixed operations (consisting of service, parts, and body shop).  At September 30, 2011, our Series F convertible preferred stock investment in Xtime was valued at $3,000,000, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

In August 2011, Xtime completed the final closing of the $5 million Series F convertible preferred stock round.  As part of the final closing, Xtime’s existing investors who invested more than their pro rata share in the Series F convertible preferred round (based on amounts they had invested in Xtime’s prior preferred stock rounds), received warrants to acquire shares of Xtime’s common stock at an exercise price of $0.01 per share.  In order to preserve our post-money, fully diluted ownership interest in Xtime, we also received warrants to acquire 22,581 shares of Xtime common stock on the same terms as the warrants issued to existing investors.  In the event Xtime completes a qualifying initial public offering, the number of warrants will be reduced by 50%. At September 30, 2011, our common stock warrants in Xtime were valued at $9,156, including $9,156 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.

Corsair Components, Inc. On July 6, 2011, we completed a $4,000,080 investment in the common stock and warrants of Corsair Components, Inc. (“Corsair”) as part of a private purchase transaction with certain founders and current and former management employees of Corsair (the “Sellers”).  Corsair is a private company headquartered in Freemont, California and is a designer and supplier of high-performance components to the personal computer, or PC, gaming hardware market.  Corsair had previously filed a registration statement on Form S-1 on April 23, 2010 for an initial public offering of its common stock.  Corsair filed amendment No. 6 to its registration statement on July 22, 2011.  In the event of an initial public offering, the common stock held by us would be subject to a 180 day lockup period following the completion of the initial public offering.

Pursuant to the common stock and warrant purchase agreement governing the private purchase transaction with the Sellers, we purchased 3,200,000 shares of Corsair common stock at price of $1.25 per share and 800,000 common stock warrants  at a price of $0.0001 per warrant. The warrants grant us the right to purchase from the Sellers up to 800,000 shares of Corsair common stock at an exercise price of $0.01 per share. The warrants expire on the earlier of: (i) the consummation of an initial public offering (“IPO”) by Corsair at an offering price of at least $2.50 per share of common stock, (ii) upon a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of at least $2.50 per share, or (iii) July 6, 2016.

The warrants are exercisable only upon: (i) Corsair completing an IPO of its common stock at an offering price of less than $2.50 per share, (ii) a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of less than $2.50 per share, and (iii) if Corsair does not complete an IPO or sale prior to July 6, 2016, the warrants will be deemed to have been automatically exercised on such date.  If the warrants become exercisable as a result of an IPO or sale of Corsair, the number of warrants will be proportionately decreased from 800,000 to the extent that the IPO price or net sale proceeds, as the case may be, exceeds $2.00 per share but is less than $$2.50 per share, and the number of warrants will be reduced to zero if the IPO price or net sale proceeds, as the case may be, equals or exceeds $2.50 per share.  Accordingly, if the warrants become exercisable as a result of an IPO or sale, we will be entitled to receive the full 800,000 warrants only if the IPO price or net sale proceeds, as the case may be, is $2.00 per share or less.

To estimate the fair value of warrants as of the initial investment date, the common stock and warrants were considered components of a portfolio of securities purchased for $4,000,080.  However, since the number of common shares underlying the warrants is variable (ranging from zero to 800,000) based on whether an IPO or sale of Corsair exceeds $2.00 per share, the fair value of the warrants was derived using an option pricing model within the framework of a Monte Carlo numerical-based analysis, which takes into consideration the variability in the number of common shares underlying the warrants based on a range of IPO or sale prices for Corsair.

For financial reporting purposes, our investment in Corsair common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment.  At September 30, 2011, our common stock investment in Corsair was valued at $4,096,000, including $684,920 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.  At September 30, 2011, our common stock warrants in Corsair were valued at $630,000, including $41,000 in unrealized appreciation based upon a fair value determination made in good faith by our Board of Directors.

Metabolon, Inc. On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”).  Our investment in Metabolon was part of a $13 million Series D preferred stock offering.  Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering a novel metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells.  Metabolon’s end-to-end profiling service is used by leading academic institutions and pharmaceutical, biotechnology, agriculture, and consumer products companies to develop more efficacious drugs, diagnostic tests, and consumer and agricultural products.  Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer.  At September 30, 2011, our Series D convertible preferred stock investment in Metabolon was valued at $4,000,000, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc. On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”).  Our investment in Kabam was part of an $86 million Series D preferred stock offering.  Founded in 2006 and headquartered in Redwood City, California, Kabam is a leader in the next wave of Internet-based social gaming by combining the immersion of massively multiplayer games with the connectivity and interaction of social games.  Kabam’s games for Facebook and other media sites have been widely recognized for their depth of play and social interaction, receiving the “Readers’ Choice Facebook Game of 2010” award from IGN Entertainment (a division of News Corporation that provides media content, digital distribution and gaming technology).  At September 30, 2011, our Series D convertible preferred stock investment in Kabam was valued at $1,328,860, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

Tremor Video, Inc. On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”).  Our investment in Tremor Video was part of a $37 million Series F preferred stock offering. Founded in 2005 and headquartered in New York City, Tremor Video is an online video technology and advertising company that provides video advertising solutions to Fortune 1000 brand advertisers and top tier publishers of Web videos.  Tremor Video places video advertisements before or next to online videos or other content for brand advertisers such as Procter & Gamble, Mars, Microsoft, Sprint Nextel, and Walt Disney.  Tremor Video’s award-winning SE2 technology provides advertisers with tools to target and engage customers, measure campaign effectiveness and ensure brand safety by scanning and categorizing each video stream before an advertisement is placed.  Tremor Video’s network of third-party publishers of online video content benefit from a full suite of products and services to monetize streaming video and maximize their return on investment.  At September 30, 2011, our Series F convertible preferred stock investment in Tremor Video was valued at $4,000,001, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc. On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”).  Our investment in TrueCar was part of a $50 million common stock offering.  Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle whereby a consumer can research any make and model and see a histogram of actual transaction prices for that vehicle in a specific geographic area. Through TrueCar’s platform, consumers also have access to average prices paid, recent sales data, monthly price trends and vehicle pricing details, which show dealer cost, and factory invoice, as well as customer and dealer incentives being offered.  At September 30, 2011, our common stock investment in TrueCar was valued at $2,999,996, our original cost, based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, by type of security at cost and fair value as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$22,326,093	$22,099,874	69.24%	$3,571,286	$4,149,991	99.34%
Preferred Stock Warrants	30,761	6,655	0.02%	29,205	27,616	0.66%
Common Stock	6,411,076	7,095,996	22.23%	-	-	-
Common Stock Warrants	589,000	639,156	2.00%	-	-	-

Publicly-Traded Portfolio Companies:
Common Stock	1,999,991	2,078,000	6.51%	-	-	-

Total	$31,356,921	$31,919,681	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, by industry classification at cost and fair value as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Internet & Software	$11,328,857	$11,338,013	35.52%	$-	$-	-
Cleantech	10,500,003	10,477,012	32.82%	2,099,991	2,099,991	50.27%
Technology	9,528,061	10,104,656	31.66%	1,500,500	2,077,616	49.73%

Total	$31,356,921	$31,919,681	100.0%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of our investment portfolio, excluding short-term investments in certificates of deposit, by geographic region of the United States at cost and fair value as of September 30, 2011 and December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$18,356,914	$18,919,674	59.28%	$3,600,491	$4,177,607	100.00%
Northeast	6,500,000	6,500,000	20.36%	-	-	-
Southeast	6,500,007	6,500,007	20.36%	-	-	-

Total	$31,356,921	$31,919,681	100.00%	$3,600,491	$4,177,607	100.00%

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

Set forth below are the results of operations for the three and nine months ended September 30, 2011 and 2010.

Investment Income

We have generated, and expect to continue to generate, limited investment income from our temporary investments in high-quality debt investments that mature in one year or less. Our primary source of investment income will be generated from net capital gains realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and any contractual lockup period has expired.  Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on our business judgment.

Three months ended September 30, 2011 and 2010. For the three months ended September 30, 2011 and 2010, we earned interest income from certificates of deposit and money market investments of $6,382 and $12,428, respectively.  For the three months September 30, 2011 and 2010, no other investment income was recorded.

Nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, we earned interest income from certificates of deposit and money market investments of $49,660 and $26,047, respectively.  For the nine months ended September 30, 2011 and 2010, $0 and $10,000, respectively, of other investment income was recorded.  The $10,000 of other income recorded during the nine months ended September 30, 2010 represents a non-refundable due diligence fee received from a prospective portfolio company in December 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.

Operating Expenses

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

Three months ended September 30, 2011 and 2010. Operating expenses for the three months ended September 30, 2011 and 2010 were $589,596 and $426,614, respectively, an increase of $162,982 compared to the prior period.  A summary of the items comprising the increase in operating expenses of $162,982 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, is set forth below:

	Three Months Ended
	September 30,	September 30,	Increase /
	2011	2010	(Decrease)
Operating Expenses
Base management fees	$389,007	$59,709	$329,298
Incentive fees	(155,391)	-	(155,391)
Administrative expenses allocated from Investment Adviser	96,757	112,921	(16,164)
Legal and professional fees	89,337	45,063	44,274
Directors' fees	31,289	25,250	6,039
Stock transfer agent fees	40,555	48,362	(7,807)
Printing and fulfillment expenses	23,444	26,757	(3,313)
Postage and delivery expenses	7,201	19,310	(12,109)
Stock issuance expenses	1,625	8,747	(7,122)
General and administrative expenses	65,772	80,495	(14,723)

Total Operating Expenses	$589,596	$426,614	$162,982

•
The increase of $329,298 in base management fees for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was the result of an increase in total assets on which the base management fee is calculated.  The increase in our total assets was primarily the result of additional net proceeds received from the sale of common stock in our continuous public offering.

•
The decrease of $155,391 in incentive fees for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was the result of recording a reversal of previously accrued incentive fees based on the $776,954 of net unrealized depreciation on our portfolio company investments that was recorded during the three months ended September 30, 2011.

•
The decrease of $16,164 in administrative expenses allocated from our Investment Adviser for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily the result of a reduction in the allocation to us of expenses associated with the management and coordination of our continuous public offering which concluded on June 30, 2011.

•
The increase of $44,274 in legal and professional fees for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily the result of: (i) an increase in audit and audit related expenses associated with the quarterly reviews of our 2011 quarterly financial statements in comparison to the quarterly reviews of our 2010 quarterly financial statements, and (ii) fees paid for public relations consulting services and website development and search engine optimization consulting services during the three months ended September 30, 2011 that were not incurred during the three months ended September 30, 2010.

•
The decreases of: (i) $7,807 in stock transfer agent fees, (ii) $3,313 in printing and fulfillment expenses, (iii) $12,109 in postage and delivery expenses, (iv) $7,122 in stock issuance expenses, and (v) $14,723 in general and administrative expenses during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 were primarily the result of the foregoing expenses associated with our continuous public offering declining following the conclusion of our continuous public offering on June 30, 2011.

Nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, operating expenses were $2,615,907 and $1,263,624, respectively, an increase of $1,352,283 compared to the prior period. During the nine months ended September 30, 2011, we incurred additional postage and shipping, printing and fulfillment, travel and entertainment, and other marketing related expenses associated with our continuous public offering, which concluded on June 30, 2011.  However, with the conclusion of the continuous public offering, we expect these expenses to decline.

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

A summary of the items comprising the increase in operating expenses of $1,352,283 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, is set forth below:

	Nine Months Ended
	September 30,	September 30,	Increase /
	2011	2010	(Decrease)
Operating Expenses
Base management fees	$764,375	$128,245	$636,130
Incentive fees	(2,871)	-	(2,871)
Administrative expenses allocated from Investment Adviser	330,263	284,761	45,502
Legal and professional fees	357,135	244,580	112,555
Directors' fees	90,289	82,750	7,539
Stock transfer agent fees	163,215	142,642	20,573
Printing and fulfillment expenses	152,583	48,938	103,645
Postage and delivery expenses	136,696	43,627	93,069
Stock issuance expenses	114,388	115,940	(1,552)
General and administrative expenses	509,834	172,141	337,693

Total Operating Expenses	$2,615,907	$1,263,624	$1,352,283

•
The increase of $636,130 in base management fees for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was the result of an increase in total assets on which the base management fee is calculated.  The increase in our total assets was primarily the result of additional net proceeds received from the sale of common stock in our continuous public offering.

•
The decrease of $2,871 in incentive fees for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was the result of recording a reversal of previously accrued incentive fees based on the $14,356 of net unrealized depreciation on our portfolio company investments that was recorded during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, we did not record an incentive fee on the $577,364 of net unrealized appreciation on our portfolio company investments based on an interpretation of accounting rules then in effect.

•
The increase of $45,502 in administrative expenses allocated from our Investment Adviser for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily the result of the allocation to us of additional expenses associated with the management, coordination and administration of outreach activities associated with our continuous public offering which concluded on June 30, 2011.

•
The increase of $112,555 in legal and professional fees for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily the result of: (i) an increase in audit and audit related expenses associated with the audit of our December 31, 2010 financial statements (services rendered and expenses incurred during Q1 2011) in comparison to the audit of our December 31, 2009 financial statements (services rendered and expenses incurred during Q1 2010), (ii) an increase in audit and audit related expenses associated with the quarterly reviews of our 2011 quarterly financial statements in comparison to the quarterly reviews of our 2010 quarterly financial statements, (iii) an increase in fees paid to a third-party valuation firm engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our Investment Adviser, and (iv) fees paid for public relations consulting services and website development services during the nine months ended September 30, 2011 that were not incurred during the nine months ended September 30, 2010.

•
The increases of: (i) $20,573 in stock transfer agent fees, (ii) $103,645 in printing and fulfillment expenses, and (iii) $93,069 in postage and delivery expenses during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 were primarily the result of an increase in the printing and production volume and related mailing of investor and marketing materials associated with our continuous public offering, where these foregoing expenses declined following the conclusion of our continuous public offering on June 30, 2011.

•
The increase of $337,693 in general and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily the result of an increase in travel and travel-related expenses associated with our continuous public offering, which expenses declined following the conclusion of our continuous public offering on June 30, 2011.

Net Investment Loss

Three months ended September 30, 2011 and 2010. For the three months ended September 30, 2011 and 2010, our net investment loss totaled $583,214 and $414,186, respectively.  The increase of $169,028 in net investment loss for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is primarily attributable to an increase in operating expenses resulting from increases in base management fees and legal and professional fees, offset by the reversal of previously accrued incentive fees and decreases in administrative expenses allocated from our Investment Adviser, and decreases in stock transfer agent fees, printing and fulfillment expenses, postage and delivery expenses, stock issuance expenses, and general and administrative expenses resulting from the conclusion of our continuous public offering on June 30, 2011.

Nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, our net investment loss totaled $2,566,247 and $1,227,577, respectively.  The increase of $1,338,670 in net investment loss for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to an increase in operating expenses resulting from: (i) an increase in base management fees and administrative expenses allocated from our Investment Adviser, (ii) an increase in professional fees including audit fees and fees paid to a third-party valuation firm, (iii) an increase in printing and fulfillment expenses and postage and delivery expenses, all of which were primarily associated with our continuous public offering, and (iv) an increase in travel-related expenses associated with our continuous public offering, which concluded on June 30, 2011.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Three months ended September 30, 2011 and 2010. For the three months ended September 30, 2011 and 2010, the net change in unrealized appreciation (depreciation) on investments totaled $(776,954) and $27,364, respectively.  The following table summarizes the cost and fair value of our individual portfolio company investments as of June 30, 2011 and September 30, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized (depreciation) on investments of $(776,954) for the three months ended September 30, 2011.

	June 30, 2011			September 30, 2011
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Fair Value	(Depreciation)	Cost	Fair Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
Livescribe, Inc.	$500,500	$509,205	$8,705	$527,981	$277,656	$(250,325)	$(259,030)
MBA Polymers, Inc.	2,000,000	2,000,000	-	2,000,000	2,000,000	-	-
BrightSource Energy, Inc.	2,500,006	2,500,006	-	2,500,006	2,500,006	-	-
Harvest Power, Inc.	2,499,999	2,499,999	-	2,499,999	2,499,999	-	-
Suniva, Inc.	2,500,007	2,500,007	-	2,500,007	2,500,007	-	-
Xtime, Inc.	3,000,000	3,000,000	-	3,000,000	3,009,156	9,156	9,156
Corsair Components, Inc.	-	-	-	4,000,080	4,726,000	725,920	725,920
Metabolon, Inc.	-	-	-	4,000,000	4,000,000	-	-
Kabam, Inc.	-	-	-	1,328,860	1,328,860	-	-
Tremor Video, Inc.	-	-	-	4,000,001	4,000,001	-	-
TrueCar, Inc.	-	-	-	2,999,996	2,999,996	-	-
							-
Publicly-Traded Portfolio Companies:							-
NeoPhotonics Corporation	1,000,000	996,000	(4,000)	1,000,000	1,101,000	101,000	105,000
Solazyme, Inc.	999,991	2,335,000	1,335,009	999,991	977,000	(22,991)	(1,358,000)

Total	$15,000,503	$16,340,217	$1,339,714	$31,356,921	$31,919,681	$562,760	$(776,954)

The primary factor driving the net change in unrealized appreciation (depreciation) on our portfolio company investments in NeoPhotonics and Solazyme during the three months ended September 30, 2011 was the change in market prices for these publicly traded portfolio companies. The increase in the unrealized depreciation on our investment in Livescribe during the three months ended September 30, 2011 was primarily the result of deterioration in Livescribe’s operating performance compared to projections. The increase in the unrealized appreciation on our investment in Corsair during the three months ended September 30, 2011 resulted from our market-based determination of the fair value of the common stock and warrants using principally comparable public company metrics.

The net change in unrealized appreciation on investments for the three months ended September 30, 2010 was the result of $27,364 in unrealized appreciation on our preferred stock investment in Livescribe.

Nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, the net change in unrealized appreciation (depreciation) on investments totaled $(14,356) and $577,364, respectively.  The following table summarizes the cost and fair value of our individual portfolio company investments as of December 31, 2010 and September 30, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized (depreciation) on investments of $(14,356) for the nine months ended September 30, 2011.

	December 31, 2010			September 30, 2011
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Fair Value	(Depreciation)	Cost	Fair Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
Livescribe, Inc.	$500,500	$527,616	$27,116	$527,981	$277,656	$(250,325)	$(277,441)
MBA Polymers, Inc.	1,100,000	1,100,000	-	2,000,000	2,000,000	-	-
BrightSource Energy, Inc.	-	-	-	2,500,006	2,500,006	-	-
Harvest Power, Inc.	-	-	-	2,499,999	2,499,999	-	-
Suniva, Inc.	-	-	-	2,500,007	2,500,007	-	-
Xtime, Inc.	-	-	-	3,000,000	3,009,156	9,156	9,156
Corsair Components, Inc.	-	-	-	4,000,080	4,726,000	725,920	725,920
Metabolon, Inc.	-	-	-	4,000,000	4,000,000	-	-
Kabam, Inc.	-	-	-	1,328,860	1,328,860	-	-
Tremor Video, Inc.	-	-	-	4,000,001	4,000,001	-	-
TrueCar, Inc.	-	-	-	2,999,996	2,999,996	-	-
							-
Publicly-Traded Portfolio Companies:							-
NeoPhotonics Corporation (1)	1,000,000	1,550,000	550,000	1,000,000	1,101,000	101,000	(449,000)
Solazyme, Inc. (1)	999,991	999,991	-	999,991	977,000	(22,991)	(22,991)

Total	$3,600,491	$4,177,607	$577,116	$31,356,921	$31,919,681	$562,760	$(14,356)

(1)
NeoPhotonics and Solazyme were considered private portfolio companies as of December 31, 2010 as NeoPhotonics and Solazyme did not complete their initial public offerings until February 22, 2011 and May 27, 2011, respectively.

The primary factor driving the net change in unrealized (depreciation) on our portfolio company investments in NeoPhotonics and Solazyme during the nine months ended September 30, 2011 was the change in market prices for these publicly traded portfolio companies. The increase in the unrealized depreciation on our investment in Livescribe during the three months ended September 30, 2011 was primarily the result of deterioration in Livescribe’s operating performance compared to projections. The increase in the unrealized appreciation on our investment in Corsair during the three months ended September 30, 2011 resulted from our market-based determination of the fair value of the common stock and warrants using principally comparable public company metrics.

The net change in unrealized appreciation on investments for the nine months ended September 30, 2010 was the result of: (i) $550,000 in unrealized appreciation on our preferred stock investment (which was converted into common stock in February 2011) in NeoPhotonics, and (ii) $27,364 in unrealized appreciation on our preferred stock investment in Livescribe.

Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the aggregate fair value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations

 Three months ended September 30, 2011 and 2010. For the three months ended September 30, 2011, the net decrease in our net assets resulting from operations was $1,360,168, or $0.15 per weighted average outstanding common share, which includes $776,954 in net unrealized depreciation on investments recorded during such period.  For the three months ended September 30, 2010, the net decrease in our net assets resulting from operations was $386,822, or $0.26 per weighted average outstanding common share, which includes $27,364 in net unrealized appreciation on investments recorded during such period.

Nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, the net decrease in our net assets resulting from operations was $2,580,603, or $0.42 per weighted average outstanding common share, which includes $14,356 in net unrealized depreciation on investments recorded during such period.  For the nine months ended September 30, 2010, the net decrease in our net assets resulting from operations was $650,213, or $0.59 per weighted average outstanding common share, which includes $577,364 in net unrealized appreciation on investments recorded during such period.

Financial Condition, Liquidity and Capital Resources

On June 11, 2009, we commenced our continuous public offering pursuant to which we intended to sell from time-to-time up to 10 million shares of our common stock at an initial offering price of $10.00 per share, adjusted for volume discounts and commission waivers.  Our continuous public offering concluded on June 30, 2011.

During the year ended December 31, 2010, we sold 2,290,399 shares of common stock in our continuous public offering at an average price of approximately $9.96 per share, resulting in gross proceeds of $22,809,653 and net proceeds of $20,613,587, after payment of $2,196,066 in dealer manager fees and commissions.

During the nine months ended September 30, 2011, we sold 6,423,306 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $63,990,347 and net proceeds of $57,809,753, after payment of $6,180,594 in dealer manager fees and commissions.

On a cumulative basis under the continuous public offering, we sold 8,713,705 shares of common stock at an average price of $9.96 per share, resulting in gross proceeds of $86,800,000 and net proceeds of $78,423,340, after payment of $8,376,660 in dealer manager fees and commissions.  Included in the continuous public offering were 564 shares of common stock issued to our Investment Adviser at a price of $10.00 per share and for total gross proceeds of $5,640.

On February 11, 2011, our Board of Directors declared a special cash distribution of $0.13 cents per share.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011.  As of the record date, there were 3,437,212 shares of common stock outstanding resulting in a cash distribution totaling $446,837. This special cash distribution was based on the unrealized appreciation we had previously recorded on our NeoPhotonics investment and, as such, will be initially treated as a return of capital to our stockholders.  However, in the event we are able to sell all or a portion of our NeoPhotonics common shares, or any of our other portfolio company investments with a holding period of at least one year at the time of sale, at a gain during 2011 after the expiration of our 180 day lockup period, all or a portion of this special distribution may be reclassified at year end as a capital gain distribution to our stockholders.  We provide no assurance that we will be able to sell all or any portion of our NeoPhotonics common shares during 2011 and, even if such shares are sold, there is no assurance that we will be able to realize a gain on such sale.

Prior to investing in equity securities of portfolio companies, we will continue to invest the net proceeds from our continuous public offering primarily in cash, cash equivalents including money market funds, U.S. government securities and other high-quality investments that mature in one year or less from the date of investment, which we expect will earn only nominal yields.  Since we will generate current income on our portfolio company investments, our ability to make distributions will be based on our ability to invest our capital in suitable portfolio companies in a timely manner and to sell our interests in these portfolio companies at a gain after they become public.

 Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we do not expect to generate current income from our portfolio company investments, our annual operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments.  Accordingly, our future growth will be financed through reinvestment of the proceeds we realize from the sale of our portfolio company investments after we pay our annual operating expenses, any incentive fees earned by our investment adviser, and any distributions of realized net capital gains to our stockholders.

As of September 30, 2011, we had cash resources of $45,082,822 and no indebtedness, other than accounts payable and accrued expenses incurred in the ordinary course of business, of $77,660, base management fees and administrative expenses payable to Keating Investments of $162,304, and accrued incentives fees of $112,552 payable to Keating Investments based on the unrealized appreciation of our portfolio company investments.

As of September 30, 2011, our cash resources included $45,069,165 invested in a money market fund that invests primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  Our money market fund investment has been classified as a component of Cash and Cash Equivalents in the Statement of Assets and Liabilities as of September 30, 2011.  The remainder of our cash resources of $13,657 as of September 30, 2011 was held in bank depository accounts.

Distribution Policy

Distributions to stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution.  All distributions will be paid at the discretion of our Board of Directors and will depend on our realized net capital gains, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

There can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will typically be paid from net realized gains, if any, from the disposition of our portfolio company investments.  In certain limited cases, distributions may represent a return of capital. No distributions will be paid from current income since we do not expect to earn any current income on our portfolio company investments.

We will have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of up to three years.  Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event through either an IPO or sale of the company, and our ability to dispose of our positions at a gain following the liquidity event.  We can give no assurance that we will be able to realize any gains from the sale of our portfolio company investments.

Distributions paid during the year that exceed our net ordinary income and realized net capital gains will constitute a return of capital; however, we will not make any distributions representing a return of capital which would result in a total return of capital in excess of 10% of our total offering proceeds (i.e., the total gross proceeds received from the sale of our common stock).  Distributions in excess of our net ordinary income and realized net capital gains would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.  Distributions representing a return of capital will not reduce the number of shares of common stock that our stockholders own in us, but reduces the amount of funds we have for investment in targeted assets.

In the event we have realized net capital gains, we currently intend to distribute the amount of the realized net capital gain, reduced by any incentive fees payable to our investment adviser, to our stockholders at least annually.  However, we may in the future decide to retain some or all of our realized net capital gains to finance the payment of our annual operating expenses and allow us to maintain our capital base for future investments.  In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser or our annual operating expenses, we will likely designate the retained amount as a deemed distribution to stockholders.  In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain.  See “Taxation and Regulatory” below.

The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our net ordinary income and realized net capital gains for the full year and distributions paid for the full year.  Therefore, a quarterly determination of the tax attributes of distributions made during the year may not be representative of the tax attributes of our distributions for a full year.  Each year in which distributions are paid to our stockholders, a statement on Form 1099-DIV identifying the sources of our distributions will be mailed to our stockholders. If we had determined the tax attributes of our $446,837 of distributions year-to-date as of September 30, 2011, the entire amount of such distributions would be considered a return of capital since we did not generate any net ordinary income or realized net capital gains during the nine months ended September 30, 2011.  However, actual determinations of the tax attributes of our distributions, including determinations of return of capital, are made annually as of the end of our fiscal year, based upon our net ordinary income and realized net capital gains for the full year.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements.

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

Valuation of portfolio investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  As of September 30, 2011 and December 31, 2010, 41.59% and 18.60%, respectively, of our net assets represented investments in portfolio companies valued at fair value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.

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

As of September 30, 2011, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investment in the common stock of NeoPhotonics, which was determined to be a Level 1 asset following the expiration of a 180 day lockup provision in August of 2011.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis.

The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value.  Under the 1940 Act, unrestricted securities with readily available market quotations in an active market are valued at the current market price; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Our equity investments for which market quotations are readily available are generally valued at the most recently available closing market prices.  However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices.

With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
The Company’s quarterly valuation process begins with each portfolio company investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment;

•
Third-party valuation firms engaged by the Company’s Board of Directors review these preliminary valuations at such times as determined by the Company’s Board of Directors, provided, however, that a review will be conducted by a third-party valuation firm for each new portfolio company investment made during a calendar quarter, at such time as the valuation for a specific portfolio company investment is increased, and at least once every twelve months;

•
The Company’s Valuation Committee reviews the preliminary valuations, and the Company’s Investment Adviser and the third-party valuation firms respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

•
The Company’s Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s Investment Adviser, the third-party valuation firms, and the Company’s Valuation Committee.

The fair values of our equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors.  To determine the fair value of a portfolio company, we analyze the portfolio company’s historical and projected financial results, industry valuation benchmarks and public market comparables, and other factors.  We also consider other events, including private mergers and acquisitions, the transaction in which we acquired our securities, public offering or subsequent equity sales. In addition, we consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market.

The fair value of common and preferred stock warrants is generally determined by using the Black-Scholes option pricing model or, in cases of certain “structured” warrants where our ability to exercise may be contingent or be subject to certain performance metrics, an option pricing model based on large numbers of simulations that takes into account these special terms.

Because there is initially no public market for the equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors.   We have engaged two third-party valuation firms to review the valuation of our portfolio company investments from time to time as determined by our Board.

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

As of September 30, 2011, $45,069,165 was invested in a money market fund at an effective annualized interest rate of approximately 0.05%. Assuming no other changes to our holdings as of September 30, 2011, a one percentage point increase in the underlying interest rate payable on our money market fund investments as of September 30, 2011 would result in an increase of approximately $113,000 in the amount of interest or dividend income we would earn from our money market fund investments for the following 90-day period.

            We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.

Item 4.	Controls and Procedures.

As of September 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there have been no material changes during the three and nine months ended September 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States' debt could result in increasing borrowing costs, a falling dollar, less stable financial markets and slowing or negative economic growth in the near term.  These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds.  Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of September 30, 2011, accounted for 6.5% percent of our investment portfolio and 2.7% of our total assets.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

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

Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturn.

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically.  In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition.  Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the selling prices of products and services provided by technology-related companies have historically decreased over their productive lives.  As a result, the selling prices of products and services offered by technology-related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities.  This could, in turn, materially adversely affect the value of the technology-related companies in our portfolio.

Our investments in the clean technology industry are subject to many risks, including volatility, intense competition, unproven technologies and periodic downturns.

Our investments in clean technology, or cleantech, companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products.  In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts.  Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.  Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability.  In addition, our cleantech companies  may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns.  The revenues, income (or losses) and valuations of clean technology companies can and often do fluctuate suddenly and dramatically and the markets in which clean technology companies operate are generally characterized by abrupt business cycles and intense competition.  Demand for clean technology and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases.  A change in prices in these energy products could reduce demand for alternative energy.  There is particular uncertainty about whether agreements providing incentives for reductions in greenhouse gas emissions, such as the Kyoto Protocol, will continue and whether countries around the world will enact or maintain legislation that provides incentives for reductions in greenhouse gas emissions, without which such investments in clean technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes expire or are adversely modified. This could, in turn, materially adversely affect the value of the clean technology companies in our portfolio.

Our investments in  Internet and software companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.

Our investments in Internet and software companies are subject to substantial risks.  For example, our portfolio companies face intense competition since their businesses are rapidly evolving and intensely competitive, and are subject to changing technology, shifting user needs, and frequent introductions of new products and services.  Internet and software companies have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services.  Potential competitors to our portfolio companies in the Internet and software industries range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.  The laws  that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad.  Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of Internet and software companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe.  As a result, these portfolio company investments face considerable risk. This could, in turn, materially adversely affect the value of the Internet and software companies in our portfolio.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2011.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Reserved

Item 5.	Other Information.

Resignation of Ranjit P. Mankekar as Director, Chief Financial Officer and Treasurer

At our Board of Directors (the “Board”) meeting held on November 4, 2011, Ranjit P. Mankekar submitted his resignation as a director effective November 4, 2011 and as our Chief Financial Officer and Treasurer effective November 16, 2011.  His resignation was accepted by our Board.  Mr. Mankekar’s resignation was a personal decision and was not the result of any disagreement with us on any matters relating to our operations, policies or practices.

In connection with his resignation, the Board approved a separation payment arrangement with Mr. Mankekar under which we have agreed to pay Mr. Mankekar a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012 (“Benefit Period”), payable in bi-monthly installments.  As consideration for the separation payment, Mr. Mankekar will be required to assist in the transition of the Company’s financial reporting and related matters to the newly appointed Chief Financial Officer during the Benefit Period.  In addition, Mr. Mankekar has agreed to release the Company and any of its affiliates from any and all claims relating to his employment and/or activities with or on behalf of the Company or any of its affiliates.

Appointment of Frederic M. Schweiger as Director

Our Board of Directors at its November 4, 2011 meeting appointed Frederic M. Schweiger to serve as a director of the Company effective November 4, 2011 and until the 2012 Annual Meeting of Stockholders or until his successor is duly elected and qualified.  Mr. Schweiger currently serves as our Chief Operating Officer and Chief Compliance Officer.  Mr. Schweiger also is the Chief Operating Officer and Chief Compliance Officer of our investment adviser, Keating Investments, LLC (“Keating Investments”), and serves as a member of our investment adviser’s investment committee.  Accordingly, Mr. Schweiger is an “interested person” of the Company as such term is defined in Section 2(a)(19) under the Investment Company Act of 1940, as amended (the “1940 Act”).

Biographical and other information in satisfaction of the disclosures required by Items 401(b) and 401(e) of Regulation S-K with respect to Mr. Schweiger is included in the Proxy Statement for our 2011 Annual Stockholders’ Meeting which was filed with the U.S. Securities and Exchange Commission on April 20, 2011, and such information is included herein by reference.

Mr. Schweiger is qualified to serve on our Board because he has over 25 years of experience as a chief financial officer, general counsel or consultant advising private and public companies on a wide range of financial, accounting, strategic, operational and regulatory matters.  Mr. Schweiger also has negotiated, evaluated and structured numerous corporate acquisitions, divestitures and financings.  Mr. Schweiger’s knowledge of the going public process, public company reporting requirements, and other regulations impacting public companies and the capital formation process will also be a valuable contribution to our Board.

Appointment of Stephen M. Hills As Chief Financial Officer and Treasurer

Our Board of Directors at its November 4, 2011 meeting also appointed Stephen M. Hills, age 30, to serve as the Company’s Chief Financial Officer and Treasurer, replacing Mr. Mankekar, effective November 16, 2011.

Biographical and other information for Mr. Hills is set forth below.

Prior to joining us, Mr. Hills served as Director of Valuation Services with Arcstone Partners, a valuation services and investment research firm based in Denver, Colorado, from April 2011 through November 2011.  From 2008 to 2011, Mr. Hills served as Manager of External Reporting and Manager of Technical Accounting with Molson Coors Brewing Company, a NYSE-traded global brewing company.  Mr. Hills began his career at PricewaterhouseCoopers, where he worked in the audit practice in New York from 2003 to 2005 and the Transaction Services practice in New York and Chicago from 2005 to 2008, attaining the position of Manager.   Mr. Hills is a Certified Public Accountant and a 2003 cum laude graduate of Villanova University with a B.S. in Accountancy.

None of our executive officers, including Mr. Hills, receive direct compensation from us.  The compensation of our Chief Financial Officer is paid by Keating Investments, subject to reimbursement by us of our allocable portion of such compensation for services rendered him to us.  The allocation ratio with respect to compensation of our Chief Financial Officer is dependent upon the amount of time he devotes to matters on behalf of us and Keating Investments, respectively.

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

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.6	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2011)
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
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

Date: November 8, 2011	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ranjit P. Mankekar
Ranjit P. Mankekar Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)