Form 10-K
period 2011-12-31
KEATING CAPITAL INC
filed 2012-03-01
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER: 0-53504

KEATING CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	26-2582882
(State of Incorporation)	(I.R.S. Employer Identification Number)

5251 DTC Parkway, Suite 1100
Greenwood Village, CO 80111
(Address of principal executive offices)
(720) 889-0139
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Registered	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2011, there was no established market for the shares of the Registrant’s common stock.  The Registrant conducted a continuous public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 which concluded on June 30, 2011, at an average selling price of $9.96 per share.  As of June 30, 2011, the number of shares of the Registrant’s common stock held by non-affiliates was 7,482,942.

As of March 1, 2012, the number of outstanding shares of common stock of the Registrant was 9,283,781.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the close of the Registrant’s year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Keating Capital, Inc.
Annual Report on Form 10-K
 For Fiscal Year Ended December 31, 2011

PART I

Item 1.  Business

General

Keating Capital, Inc. (the “Company”, “we”, “us” or “our”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  See “Regulation as a Business Development Company” below.

Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. We intend to continue to operate so as to qualify as a RIC and, as such, we have made no provision for income taxes as of December 31, 2011.  See “Taxation and Regulatory Requirements” below.

We specialize in making pre-IPO investments in innovative, emerging growth companies that are committed to and capable of becoming public.  We provide investors with the ability to participate in a unique fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status.  Our shares are listed on Nasdaq under the ticker symbol “KIPO.”

We commenced our portfolio company investment activities in January 2010.  Keating Investments, LLC (“Keating Investments”) serves as our investment adviser and also provides us with the administrative services necessary for us to operate.  We expect that our investment portfolio will consist of securities that typically do not produce current income through interest or dividend income.  Our investment objective is to maximize capital appreciation. We seek to accomplish our capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies. In accordance with our investment objective, we seek to invest in equity securities of principally U.S.-based, private companies with an equity value of between $100 million and $1 billion.  We refer to companies with an equity value of between $100 million and less than $250 million as “micro-cap companies” and companies with an equity value of between $250 million and $1 billion as “small-cap companies.”

We generally acquire our equity securities through direct investments in prospective portfolio companies that meet our investment criteria.  We use a disciplined approach to our initial investment assessment and continued portfolio monitoring which relies primarily on the detailed financial and business information we receive about the portfolio company and our access to and discussions with management, both prior to and after our investment.  Our equity investments are typically acquired directly from the issuer in the form of convertible preferred stock and common stock.  The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  The proceeds of our direct investments are used by these companies for growth or working capital purposes as well as in select cases for acquisitions.  Many of our direct investments are sourced through top tier venture capital funds and other financial or strategic investors that are either existing investors or co-investors in the round in which we invest.

We may also purchase equity securities of companies that meet our investment criteria directly from current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the portfolio company or its management is coordinating the transaction process.  The equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer.  In these private secondary transactions, we typically require an opportunity to conduct due diligence discussions with the portfolio company’s management, as well as to have access to the company’s business and financial information in connection with our investment and on an ongoing basis.  We may also seek to negotiate terms, such as warrants or other structural protections, that are intended to provide some additional value protection in the event of an IPO.

By design, our fund has been structured as a high risk/high return investment vehicle.  While we have discretion in the investment of our capital, we seek long-term capital appreciation through investments principally in equity securities that we believe will maximize our total return.  Our equity investments are not expected to generate current income (i.e., dividends or interest income), which makes us different from other business development companies that primarily make debt investments from which they receive current yield in the form of interest income. Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO. Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on our business judgment.

Our goal is to be the leading pre-IPO financing provider for companies in a broad range of growth industries that we believe are capable of being transformed by technological, economic and social forces.  To the best of our knowledge, we are the only publicly listed fund in the United States dedicated to pre-IPO investing.  Despite our limited track record, the transactions that we have executed to date have helped to establish our reputation with the types of innovative, emerging growth, pre-IPO companies and their financial sponsors that we target for investment.  We have relationships with top tier venture capital firms and investment banks that we believe can be a source of pre-IPO companies that meet our investment criteria and, as a result, will give us the opportunity to evaluate a growing number of attractive pre-IPO investment opportunities.

Our strategy is to evaluate and invest in a broad range of companies, including technology, Internet and software, and cleantech companies prior to the valuation accretion that we believe occurs once our portfolio companies complete an initial public offering.  Our investment strategy can be summarized as buy privately, sell publicly, capture the difference.  We evaluate the detailed financial and business information we receive about a portfolio company and typically have access to and discussions with management before we make our investment.  Subsequent to making our investment, we will continue to receive financial information and have ongoing discussions with management pursuant to our typical rights.  We also use our initial and ongoing discussions with our portfolio company management teams to validate and monitor their commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs.

We believe we provide five core benefits to our stockholders as follows:

●
Publicly traded investment vehicle. We believe we are the first and only publicly listed investment fund dedicated to pre-IPO investing in the U.S.  Unlike private venture capital funds, we believe that our fund is transparent and provides liquidity to our stockholders who may buy or sell our common stock on the Nasdaq Capital Market.

●
Access to qualified pre-IPO opportunities. We provide access to later stage, pre-IPO investments in innovative, emerging growth companies that would otherwise be inaccessible to most individual investors and to institutional investors that either do not, or are not permitted to, invest in private companies at any stage.  In addition, we believe many institutional investors would prefer to leverage our investment adviser’s highly developed network to access these private, pre-IPO investment opportunities and its experience in negotiating, structuring and closing these specialized transactions with issuers and selling stockholders.

●
Non-controlling structure drives deal flow.  Because of our profile as a flexible, non-controlling investor, we believe we are well positioned to participate in the last round of private financing that high growth companies typically need before they complete an IPO. We believe we can be a provider of choice for pre-IPO financing rounds and, if requested, establish the price and other terms where existing venture capital investors, who are also likely to have board seats and as such may be conflicted, prefer to have a new investor lead the financing round without granting a board seat to us.

●
IPO market insights. We believe our investment adviser’s experience in taking companies public and its insights on the trends affecting the IPO market and what contributes to a successful IPO positions us to evaluate prospective deals in a disciplined manner based on current pricing trends, investor sentiments, favored or out-of-favored industries or sectors, marketing and distribution concerns, etc.

●
Patient investor. Finally, we believe that the perpetual nature of our corporate structure enables us to be a patient investor in our portfolio companies, allowing them flexibility to access what may be shorter and more unpredictable IPO windows when the timing and pricing may be best for the company and us.  In the event of a prolonged closure of the IPO markets, we can be flexible as our portfolio companies wait for a market recovery or seek alternative exit strategies.  We are not subject to requirements to return invested capital to investors nor do we have a finite investment horizon. Capital providers that are subject to such limitations are often required to seek a liquidity event more quickly than they otherwise might, which can result in a lower overall return on an investment.

As of December 31, 2011, we have been the lead investor in four out of our 14 portfolio company investments.  We currently expect to have a portfolio of 20 to 30 companies, depending on whether we are able to increase the amount of our invested capital through additional offerings of our common stock.  As of December 31, 2011, we had cash and cash equivalents of $39.6 million.  Based on our current cash available for investment, we seek to become fully invested by the end of the second quarter of 2012, and we intend to retain an approximate cash reserve of $10 million to fund our future operating expenses.

We intend to access the capital markets from time to time in the future to raise cash to fund new investments.  We also intend to file a registration statement with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods.  We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective.  There can be no assurance that we will be able to raise additional capital for investment purposes or, if we are able to do so, on terms favorable to us.  Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate.  As of December 31, 2011, we had no indebtedness for borrowed money, and we currently do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies.

Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments.  In addition, if we are successful in disposing of a portfolio company investment, we intend to reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realized being distributed to our stockholders after we pay any incentive fees earned by our investment adviser and our operating expenses.

Continuous Public Offering of Securities

From January 11, 2010 through June 30, 2011, we raised $78,423,340, net of issuance costs, in a continuous public offering of 8,713,705 shares of our common stock, with the final closing of escrowed funds from subscribing investors occurring July 11, 2011.   The shares of common stock were offered at $10.00 per share, adjusted for volume discounts and commission waivers.  All shares in the continuous public offering were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.  The continuous public offering resulted in gross proceeds of $86,800,000, or an average price of $9.96 per share.  The investment adviser purchased 564 shares of common stock in the continuous public offering at a price of $10.00 per share. The shares of our common stock were listed on the Nasdaq Capital Market beginning on December 12, 2011.

Our Investment Adviser

We are externally managed by Keating Investments, an investment adviser that was founded in 1997 and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.  Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”). We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – a base management fee and an incentive fee. See “Investment Advisory and Administrative Services Agreement” below.

The managing member and majority owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s principals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Kyle L. Rogers, our Chief Investment Officer, and Frederic M. Schweiger, our Chief Operating Officer, Chief Compliance Officer, Secretary and a member of our Board of Directors. In addition, Keating Investments employs two other investment professionals dedicated to portfolio company origination, due diligence and financial analysis.

Keating Investments has established an investment committee (“Investment Committee”) that must unanimously approve each new portfolio company investment that we make. Messrs. Keating, Rogers and Schweiger are the current members of the Investment Committee.  However, as the managing member of Keating Investments, Mr. Keating has sole control over the appointment and removal of the members of the Investment Committee.

Our investment adviser’s principals have extensive experience in taking companies public, advising micro- and small-cap companies on capital markets strategies, and developing investor relations programs.   Our investment adviser has managed our portfolio company investment activity since we made our first investment in January 2010.  Through our investment adviser’s experience in taking companies public, we believe the principals of our investment adviser possess valuable insights on the trends affecting the IPO market, what contributes to the completion of a successful IPO in the current market, key IPO pricing drivers, investor sentiment, and industries or sectors in and out of favor.  Our investment adviser is able to use this experience and insight as part of its disciplined approach to investment assessment and adjust valuation expectations and portfolio composition as IPO market trends are identified.

Governance

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers.  Among other things, our Board of Directors approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight.  Pursuant to the requirements under the 1940 Act and to satisfy the Nasdaq listing standards, our Board of Directors is composed of a majority of non-interested, independent, directors.

Our Board of Directors has established the Audit Committee, the Valuation Committee and the Nominating Committee to assist the Board of Directors in fulfilling its oversight responsibilities. Each of these committees is composed solely of non-interested, or independent, directors.  The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our financial statements. The Valuation Committee’s responsibilities include reviewing preliminary portfolio company investment valuations from our investment adviser and making recommendations to our Board of Directors regarding the valuation of each investment in our portfolio.  The Nominating Committee’s responsibilities include identifying qualified individuals to serve on our Board of Directors, and to select, or recommend that the Board of Directors select, the Board nominees.

Our Market Opportunity

We believe that an attractive market opportunity exists for us as a provider of pre-IPO financing to innovative, emerging growth companies that meet our investment criteria for the following reasons:

●
Companies staying private longer.  The ventured-backed companies that we typically target are staying private significantly longer than in the past. For example, the median time from initial equity funding to IPO completion for ventured-back companies was 5.6 years in 2004, rising to 8.7 years in 2008, and then falling to 6.5 years in 2011.  While there are many reasons for companies staying private longer, we believe that the volatile equity markets, a lack of investment research coverage for smaller companies, the increased public company compliance obligations, and certain structural changes and distribution inefficiencies have all contributed.  As a result, we believe there is a growing pipeline of more mature private companies that are currently able to satisfy investor demands for growth and greater visibility to profitability.  Our pre-IPO financing focus should make these companies attractive investment opportunities for us.

●
Need for pre-IPO financing.  As a result of the changing IPO market conditions over the last several years, we believe micro- and small-cap companies generally must demonstrate an ability to raise private capital prior to an IPO to be successful in the IPO process. We believe these pre-IPO rounds evidence existing investors’ continuing commitment to the company, validate increased pre-money valuations to the extent new investors price the pre-IPO round, and strengthen the company’s balance sheet as it prepares for the IPO process.   We also believe the increased cash position that these pre-IPO rounds provide affords greater flexibility as these companies may face shorter and unpredictable IPO windows.  With venture capital investments for later stage companies reaching about 60% of total investments in 2011, higher than the average of 50% for the period 2003-2009, and with the median cumulative pre-IPO financing of venture-backed companies completing IPOs in 2011 increasing to $85 million, the highest amount since 2003, we believe the pre-IPO financing volume will continue to be strong.

●
Non-controlling investment structure.  We believe we can be a provider of choice for pre-IPO financing rounds.     Since we do not require board seats, observation rights, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.  As a non-controlling pre-IPO investor, we believe we are well positioned to participate in the final round of pre-IPO financing before these micro- and small-cap companies go public. Furthermore, we believe our ability to typically make investment decisions in a relatively short time frame is attractive to the company’s existing management and institutional investors and therefore makes us a desirable partner in a transaction with other institutional investors. In addition to participating in financings led by other investors, we are able to act as a lead investor, in which case we would establish the price and other terms on our own behalf and on behalf of other investors.  We believe that our willingness to lead an investment round may be attractive to certain existing venture capital investors, who may wish to avoid conflicts of interest presented by their board seats or other control rights.

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments.  Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen. While the U.S. IPO market started strong in the first half of 2011, the year ended with only 125 IPOs – down from 154 IPOs in 2010.  Over 60% of the 2011 U.S. IPOs were completed in the first half of 2011, with the U.S. debt and euro-zone crisis effectively closing the IPO market in third quarter of 2011.

There were also 51 venture-backed IPOs in 2011 raising total proceeds of about $7.9 billion, compared to 86 venture-backed IPOs in 2007 raising $9.7 billion.  The U.S. market also saw four of the five largest Internet IPOs in history – Bankrate, Groupon, LinkedIn and Zynga – raising a total of $2.4 billion in 2011.

We believe recent stock market volatility has affected the U.S. IPO market, and a decline in volatility could be a catalyst for an increase in IPO market activity.  With 256 initial IPO registration filings with the SEC during 2011, nearly the same as the 2010 total of 259 filings, the U.S. pipeline of IPOs in registration at the end of 2011 was about 200, the highest number in registration at a given point of time since 2000. While the market continues to be volatile, we believe there will be investor interest for IPOs in companies that demonstrate growth and near-term profitability.  However, we believe the IPO “windows,” or the periods of days or weeks in which new IPOs will be completed, may be shorter and more unpredictable.

The market prices of companies that have recently completed an IPO typically experience high volatility and are driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.  A stock market characterized by high volatility and declining prices/valuation multiples can be both positive and negative for our investment strategy.  On the one hand, it adversely impacts the timing and value of our portfolio company exits, both in terms of companies completing IPOs and ultimately in the value we are able to realize from the disposition of our publicly traded portfolio companies after our lockup restrictions expire. On the other hand, declining valuations of comparable public companies or recently completed IPOs that we typically analyze in assessing new portfolio company investments may provide us with better pricing or terms, or both, for these new investments.   Our overall goals remain unchanged.  We intend to continue investing in the securities of later stage, pre-IPO companies that are positioned for growth and to potentially increase our net asset value.

Our Investment Strategy

Our investment objective is to maximize capital appreciation.  We seek to accomplish our capital appreciation objective through equity investments in later stage, typically venture-backed, pre-IPO companies that are committed to and capable of becoming public.  Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO. Our equity investments are not expected to generate current income (i.e., dividends or interest income).  Our investing strategy relies on the expertise of our investment adviser’s deal origination team to source opportunities that meet our investment criteria through our disciplined evaluation of company-provided business and financial information and access to management.

We generally acquire our equity securities through direct investments in prospective portfolio companies that meet our investment criteria and are seeking growth capital.  However, we may also purchase equity securities of qualified companies from current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the company or its management is coordinating the transaction process.  In each case, we use a disciplined approach to our initial investment assessment and continued portfolio monitoring which relies primarily on the detailed financial and business information we typically receive about the portfolio company and our access to and discussions with management, both prior to and after our investment.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions.  Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing.  As a result, we believe that public companies typically trade at higher valuations – generally 2x or more – than private companies with similar financial attributes.  By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium.  There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, as discussed above, we seek to make investments that create the potential for a 2x return on our investment once the company is publicly traded and assuming our expected investment horizon of 36 months.  We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than our targeted 12-month time frame or has a registration statement filed at the time of our investment, in which case our targeted return may be correspondingly reduced.  In general, we seek to invest in later stage, private, pre-IPO companies that we believe will be able to file a registration statement with the SEC for an IPO within approximately 12 months after our initial investment, and complete an IPO and obtain an exchange listing within approximately 18 months after our initial investment.  After the IPO is completed, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180-day period following the IPO.  Once this lockup restriction expires, we expect to sell our shares in the portfolio company in the public markets over the following 12 months. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality.  Accordingly, we anticipate our typical investment horizon for portfolio investments will be 36 months; however, we may pursue investments that have a shorter expected investment horizon.  In each case, we have the discretion to hold securities for a longer period.

We are focused on the potential value transformation that we believe our portfolio companies will experience as they complete an IPO and become publicly traded and correspondingly achieve a market equity value comparable to their publicly traded peers.  We target our investments in portfolio companies that we believe can complete this value transformation within our targeted 36-month holding period, compared to typical private equity and venture capital funds which take typically seven years or more.  As a result, we may have low or negative returns in our initial years with any potential valuation accretion typically occurring in later years as our portfolio companies complete their IPOs and become publicly traded.  However, there can be no assurance that we will be able to achieve our targeted return on any individual portfolio company investment if and when it goes public or on our portfolio as a whole.

We typically do not acquire shares from selling stockholders by placing bids for positions listed on the trading platforms of private secondary marketplaces since these platforms usually provide limited business and financial information on the company and, in most cases, little or no access to the company’s management or continuing financial information.  Further, the imbalance of information and sophistication among the sellers and buyers on these trading platforms may result in trading prices which do not necessarily reflect our assessment of value.  We also believe that the highly-publicized, private companies whose common shares are actively traded on the trading platforms of private secondary marketplaces, with equity values in some cases in excess of $1 billion, narrow the valuation differential which we believe exists between public and private companies as a result of the liquidity premium investors place on having the ability to sell stock quickly.

We believe that there are four critical factors that will drive the success of our pre-IPO investing strategy, differentiate us from other potential investors in later stage private companies, and potentially enable us to complete equity transactions in pre-IPO companies that we believe will meet our expected targeted return.

●
Size.  We focus on companies with an equity value of typically between $100 million and $1 billion – companies we believe are better positioned to achieve our targeted return on our investment once the company is publicly traded.  We believe that larger, highly-publicized, private companies may create the risk to a prospective purchaser of being either fully or, in certain cases, over-valued relative to publicly traded peers.  We believe this greatly diminishes the opportunity for the potential value accretion that we believe exists as issuers transform from private to public status.

●
Source.  We focus on prospective portfolio companies where we can purchase securities directly from an issuer or from a selling stockholder in a negotiated transaction and can obtain business and financial information on the portfolio company.  The disciplined approach we use to assess our initial investment and monitor our portfolio investments relies primarily on the detailed financial and business information we receive about the company and our access to and discussions with management, both prior to and after our investment.

●
Securities.  We focus on acquiring equity securities that are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  We believe that investing in an issuer’s most senior equity securities or negotiating certain structural protections is one way to potentially mitigate the otherwise high risks associated with pre-IPO investing.  Since the equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer, we may seek to negotiate terms, such as warrants or other structural protections, that are intended to provide some additional value protection in the event of an IPO. Although we seek to invest in the most senior class of securities or obtain other structural protections, the seniority and other protections provided in these types of investments may be diminished if the portfolio company issues more senior securities in a subsequent financing round.

●
Valuation.  We are focused on the acquisition of private securities at a valuation that creates the potential for our targeted return on our investment once the company is publicly traded.  We believe that the existence of an active market in the common stock of a private company on the trading platforms of a private secondary marketplace, where there is active trading in meaningful volumes, may diminish the opportunity to participate in the potential value accretion that we believe is typically associated with a company’s transformation from private to public status.

As of December 31, 2011, we held investments in 14 portfolio companies consisting of the most senior preferred equity in 10 companies and common stock in four companies whose capitalization included only common stock.  All of our private company investments during 2011 were acquired directly from the issuer, with the exception of our common stock investment in Corsair Components, Inc. (“Corsair”) which we acquired from current and former management.  We currently have contractual rights to receive certain financial information from each of our private portfolio companies, including those where we own common stock.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so.  However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique.  Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities.  In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Our Investment Criteria

We have identified three core criteria that we believe are important in meeting our investment objective. These core criteria provide the primary basis for making our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these core criteria.

●
High quality growth companies.  We seek to invest primarily in micro-cap and small-cap companies that are already generating annual revenue in excess of $10 million on a trailing 12-month basis and which we believe have growth potential.  However, in certain opportunistic situations, we may invest in development stage, pre-revenue stage and early revenue stage companies if there is a clear and verifiable path to generating meaningful revenue within the next 12 months.  We examine the market segment in which each prospective portfolio company is operating, including its size, geographic focus and competition, to determine whether that company is likely to meet its projected growth rate prior to investing.  In response to the recent IPO market volatility, we also assess with the company’s management team the prospects for future growth and attempt to validate the company’s visibility to profitability.  Most of the companies that we have invested in, and intend to invest in the future, will have operating histories that are unprofitable or marginally profitable at the time of our investment.

●
Commitment to complete IPO.  We seek to invest in public ready micro-cap and small-cap companies whose management teams are committed to, and capable of, becoming public companies, whose businesses we believe will benefit from status as public companies, and that we believe are capable of completing IPOs and obtaining exchange listings typically within 18 months after we complete our investments. In order to determine a potential portfolio company’s commitment to going public, our investment adviser seeks to determine whether the issuer’s major stakeholders (i.e., management, independent directors, and major stockholders) have expressed a commitment to complete an IPO within our targeted 18-month time frame. We assess whether a private company is capable of going public by considering whether it is generally meeting performance milestones consistent with our investment adviser’s understanding of the market expectations for the types of companies that will likely be successful in completing IPOs.  We generally also require that our portfolio companies have in place, or be committed to hiring, a qualified chief financial officer, have complete or near-complete audited financial statements for a minimum of two years, and satisfy or be committed to satisfying certain governance requirements for an exchange listing (including the appointment of an independent board and an audit committee). We also use our initial and ongoing discussions with our portfolio company management teams to validate and monitor their commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs.

●
Potential for return on investment.  Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, we seek to make investments that create the potential for a 2x return on our investment once the company is publicly traded and assuming our expected investment horizon of 36 months.  We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment, in which case our targeted return may be correspondingly reduced.  However, there can be no assurance that we will be able to achieve our targeted return on each of our portfolio company investments.

In addition, our investment adviser’s disciplined analysis considers a number of other factors outside of our core criteria in evaluating a portfolio company investment opportunity.  Some of the factors we may consider include:  (i) whether we believe there is a proven demand for the company’s products or services that address large market opportunities, (ii) whether the company has developed defendable market positions within its respective markets and is well positioned to capitalize on growth opportunities, (iii) whether the company has an experienced management team with public company experience, and (iv) whether the company is at or near profitability or is demonstrating a clear path to generating profitability on an EBITDA or cash flow from operations basis.

Our Target Industries

While we focus on micro-cap and small-cap companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces, we intend to focus our investments in the following industries, or in companies that support companies in these industries:

●
Technology.  We classify “technology” companies as those that manufacture and/or market products or services that require advanced technologies, including, but not limited to, telecommunications infrastructure and equipment, networking systems, semiconductors,  capital equipment, electronic equipment, instruments and components, commercial electronic data processing, business process outsourcing services, back-office automation, consumer electronics and other technology-based consumer products, and providers or developers of analytics, testing and diagnostics in the life sciences.

●
Internet and software.  We classify “Internet and software” companies as those companies developing and marketing software and/or providing Internet services including mobile applications, cloud computing, data science and analytics, online databases and interactive services, digital and social media, database construction, Internet design services, retail goods or services, commercial and business-to-business services, and wholesale and distribution services, home entertainment software applications and systems, and specialized applications and software for the business or consumer markets.

●
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

We typically do not consider investments in real estate, construction, and mining and exploration companies because these industry segments require specialized knowledge.  While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies that otherwise meet our investment criteria, subject to the requirements of the 1940 Act.  We also typically avoid investments in companies whose principal place of business and executive management is located in China due to the unique due diligence risks currently associated with these types of companies.

Diversification

Beyond our guidelines for satisfying the regulated investment company, or RIC, diversification requirements (see “Taxation and Regulatory Requirements” below), we do not have fixed guidelines for portfolio diversification and, as a result, our investments could be concentrated in relatively few industry sectors, companies or geographic areas.  Further, we also expect that all or a substantial portion of our portfolio may be invested in illiquid securities.

From January 11, 2010 through June 30, 2011, we raised $78.4 million, net of issuance costs, in a continuous public offering of 8,713,705 shares of its common stock, with the final closing of escrowed funds from subscribing investors occurring July 11, 2011.  During this 18-month period, the size of each of our investments was generally based on the then prevailing level of our gross assets.  Because certain earlier investments were made at a time when our asset base was lower, these investments typically now represent less than our target size for each portfolio company investment of about 5% of gross assets.

Based on the current level of our assets, we expect that the size of our individual portfolio company investments will range from approximately $3 to $5 million, but we may invest more than this amount in certain opportunistic situations.  Depending on whether we are able to increase the amount of our invested capital through additional offerings of our common stock, the range of our potential investment size may increase.  We expect that most of our portfolio company investments will represent about 5% of our gross assets at the time of investment.  However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets at the time of investment.  We expect these percentages will fluctuate over time based on a variety of factors including, but not limited to, additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity.

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

As of December 31, 2011, our cash and cash equivalents and the value of our portfolio company investments, by specific investment and industry, were allocated as set forth in the table below.

Our two publicly traded portfolio companies, NeoPhotonics Corporation (“NeoPhotonics”) and Solazyme, Inc. (“Solazyme”) represented by value approximately 7.2% of our total portfolio company securities at December 31, 2011. Two of our private portfolio companies, BrightSource Energy, Inc. (“BrightSource”) and Corsair are currently in registration with the SEC to complete their respective IPOs and represented by value approximately 21.7% of our total portfolio company securities at December 31, 2011.  The remaining 71.1% of our portfolio company securities by value at December 31, 2011 consisted of restricted securities in 10 private companies which have not completed or filed for an IPO.  Over time, as we continue to make additional investments and as our initial investments make progress towards or complete an IPO, we expect our overall portfolio to be more evenly spread across different stages, such as readying for an IPO (first 12 months after our investment), completion of an IPO (at approximately 12 to 18 months after our investment), and disposition of our investment following the 6 month post-IPO lockup period (typically, 18 to 36 months after our investment).

With our focus on later-stage, pre-IPO companies based in the U.S., venture-backed private companies headquartered in California (which received 51% of all venture capital investments in 2011) will likely continue to comprise a large portion of our portfolio.  As of December 31, 2011, we held investments in nine portfolio companies headquartered in California which represented by value approximately 54.4% of our total portfolio company securities.  We expect that many of the California-based portfolio companies that we may invest in will have significant operations and customers outside of California.

Further, as a business development company, we may invest in certain non-U.S. companies that otherwise meet our investment criteria, subject to the requirements of the 1940 Act.  As of December 31, 2011, we did not classify any portfolio company investments as non-U.S. investments.

Our Investment Process

Investment Sourcing

We believe our investment adviser has developed a highly refined approach to source qualified pre-IPO investing opportunities from a highly developed network of investors, advisers, and private companies that are deeply involved in later stage venture capital and IPO transactions.  We believe a very distinct “IPO ecosystem” exists composed primarily of top tier venture capital firms, select investment banking firms, and a select group of law firms and accounting firms.  Based on its proprietary research and analysis, our investment adviser has developed relationships with these leading venture capital, investment banking, legal and accounting firms that it believes are important participants in this ecosystem.

Through these relationships, our investment adviser is able to gain valuable insights on the current IPO market and early access to pre-IPO investment opportunities that currently, or may in the near-term, meet our investment criteria.  We believe this approach will allow us to source the most attractive companies committed to going public.  We typically do not pursue larger, well-publicized private company investments through anonymous bidding on the trading platforms of private secondary marketplaces.  Instead, our investing strategy relies on the expertise of our investment adviser’s deal origination team to source opportunities that we can validate meet our investment criteria through our disciplined evaluation of company-provided business and financial information and access to management.  Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Menlo Park, California.

Based on the reputation we believe we have developed and our current pipeline of investment opportunities, we expect that the primary source of our future portfolio company investment opportunities will be from our relationships with venture capital firms and investment banks.

●
Venture capital firms.  We believe that a majority of our investment opportunities will come from venture capital firms with existing portfolio companies seeking later stage, pre-IPO financing.  We have positioned ourselves to be a source of financing that can, if requested, establish the price and other terms for a private company’s final private financing round where existing institutional investors, who are also likely to have board seats and as such may be conflicted, prefer to have a new investor lead the financing round.  We believe our targeted investment size is attractive to existing institutional investors who prefer a smaller and less dilutive final private round to strengthen the balance sheet.  In addition, by not seeking out board seats, observation rights or other control features, we allow the private company’s existing management and board to focus on executing its business strategy.  We will, however, make available managerial assistance to our portfolio companies upon request.

●
Investment banks.  We also expect to source our investment opportunities from investment banks that are focused on innovative, emerging growth companies that meet our investment criteria.  We have developed, and expect to continue building, relationships with the large, “bulge bracket,” investment bank investment banking firms and middle market firms that are recognized as leaders in these sectors.  We also have relationships with the investment banking divisions of the recognized private secondary marketplaces to access negotiated transactions in which they are acting as the adviser to the issuer in a private offering or to the selling stockholders of qualified issuers.  We expect our investment banking relationships to source both direct investments in prospective portfolio companies as well as investments through private secondary transactions with selling stockholders in companies meeting our investment criteria.  In private secondary transactions, we typically purchase our targeted investment amount in a single negotiated transaction from current or former management or early stage investors, or from current or former non-management employees where the company or its management is coordinating the transaction process.  In such cases, we typically require an opportunity to conduct due diligence discussions with the portfolio company’s management, as well as to have access to the portfolio company’s business and financial information in connection with our investment and on an ongoing basis.  We may also seek to negotiate terms, such as warrants or other structural protections, that are intended to provide some additional value protection in the event of an IPO. Our ability to consummate negotiated private secondary transactions may be restricted by contractual transfer restrictions and company policies, which may impose strict limits on transfer such as veto rights and rights of first refusal.

We also have in the past and may in the future source investment opportunities from our direct outreach to private companies.  We have implemented a proactive marketing program to communicate with our investment adviser’s established referral network and with companies that meet our investment criteria.  We also maintain and continually update a database of innovative, emerging growth companies, which are typically venture-backed, that we believe currently satisfy, or will satisfy within the next year, our investment criteria.  Our database has been compiled from opportunities identified by our referral network, from publicly available information, and from acquired sources.

Because of our relationships with participants in the later stage venture capital and IPO ecosystems, we believe we have access to a significant number of venture-backed companies which are committed to and capable of completing an IPO in the near- or long-term.  We regularly monitor the progress of these private company opportunities in order to position us to lead or participate in their future private financing round before an IPO.

As we continue to build our reputation as a leading source of pre-IPO financing, we also expect to leverage our experience in the capital markets in general, and the IPO market specifically, and what we believe are the key differentiators for successful IPOs, to further drive our origination marketing efforts to venture capital funds, investment bankers, and qualified pre-IPO companies.

Portfolio Company Review and Approval

We use a disciplined approach to our initial investment assessment which relies primarily on the detailed financial and business information we receive about the company and our access to and discussions with management, both prior to and after our investment.  Our investment adviser uses this company information to prepare our initial valuation analysis, leveraging its experience in taking companies public and its insights on current trends affecting the IPO market.  We also use our initial discussions with our portfolio company management teams to discuss their commitment to completing an IPO and to determine which are best positioned to meet or exceed their performance targets following their IPOs and correspondingly achieve a market equity value comparable to their publicly traded peers.

Once we identify those private companies that we believe meet our minimum revenue threshold and have indicated a commitment to go public within our targeted time frame, we utilize an investment review and approval process focused on the following factors:

●
Qualification. We obtain information from the company’s management and/or placement agent and conduct a preliminary evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we believe the prospective portfolio company will be able to satisfy our targeted return on investment once the company is publicly.  The results of this preliminary evaluation are presented to our investment adviser’s Investment Committee, and typically a decision is made whether to pursue the opportunity further based on the relative attractiveness of the opportunity, the expected investment horizon and our assessment of the potential return on our investment, and our core investment criteria, compared to other opportunities currently in our deal pipeline.  The Investment Committee typically selects those portfolio company investment opportunities that meet our investment criteria and present the greatest potential for achieving our target return on investment.

●
Analysis. Once the Investment Committee selects a portfolio company investment opportunity for further analysis, we will conduct research on the company’s prospects and industry, participate in additional discussions with the company’s management, placement agent and existing investors, and prepare an internal investment memorandum which discusses our evaluation findings and recommendations, together with an internal valuation analysis outlining our acceptable valuation ranges for an investment.  As part of our analysis, we typically have discussions with the company’s management and advisers, and we usually request to have access to the company’s major stockholders.  These discussions generally are centered on a review of the company’s financial history and projections to understand key supporting assumptions, verification of the company’s commitment to go public and the timing thereof, and the primary considerations, metrics and milestone achievements being used by the company to justify its pre-money valuation.  At this stage, we prepare an in-depth valuation analysis focused primarily on comparable private transactions, market multiples of public companies that we believe are most comparable, and a discounted cash flow analysis.  Based on our comprehensive valuation assessment, the Investment Committee typically makes a decision whether to proceed with an investment and, if we are the lead investor, the terms and conditions that we will propose for further negotiation.  Each new portfolio company investment that we make requires the unanimous approval of our investment adviser’s three-person Investment Committee.

●
Terms.  We believe that investing in an issuer’s most senior equity securities or negotiating investment terms that are expected to provide an enhanced return upon an IPO event is one important way to mitigate the otherwise high risks associated with pre-IPO investing.  Examples of such structural protections include conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  Of our investments in 12 private portfolio companies as of December 31, 2011, we have been provided some structural protection with respect to investments in six of these portfolio companies.

●
Due Diligence and Closing.  Prior to closing an investment, we conduct further due diligence with a focus on verifying or validating the primary considerations used by our investment adviser’s Investment Committee in approving the investment, contacting where possible key suppliers, customers or industry sources, and verifying the company’s capitalization table and equity structure. The consummation of each investment will be subject to the satisfactory completion of our due diligence investigation, our confirmation and acceptance of the investment pricing and structure, our review and acceptance of definitive agreements and, in the case of private secondary transactions, the exercise of any applicable veto rights or rights of first refusal.

Our investment adviser’s principals have extensive experience negotiating, structuring and closing these specialized equity purchase transactions with issuers and selling stockholders.  As part of its due diligence process, our investment adviser analyzes the complex capital structures which ventured-backed, pre-IPO companies typically possess including multiple classes of common and preferred equity securities with differing rights with respect to voting, dividends, redemptions, liquidation, and conversion rights.  Our investment adviser’s principals also have experience in negotiating matters relating to registration rights, restrictions of transfer, co-sale and drag-along rights.

Portfolio Company Investment Structure

Our portfolio company investments are currently composed of, and we anticipate that our portfolio will continue to be composed of, investments primarily in the form of preferred securities that are convertible into common stock, common stock, and warrants exercisable into common or preferred stock. At the time of our investment, the equity securities we acquire are generally illiquid due to restrictions on resale and to the lack of an established trading market.  Our investments are typically non-controlling and we do not seek board seats, observation rights or other control features. We offer significant managerial assistance to our portfolio companies. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures or loans that are convertible into or settled with common stock; however, as of December 31, 2011, none of our portfolio company investments have been convertible debentures or loans.

The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  Although we seek to invest in the most senior class of securities, the seniority provided in these types of investments may be diminished if the portfolio company issues more senior securities in a subsequent financing round.  The equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer.  However, in each case, we may seek to negotiate terms, such as warrants or other structural protections, that are intended to provide some additional value protection in the event of an IPO.

The proceeds of our direct investments are used by these companies for growth or working capital purposes as well as in select cases for acquisitions.  In many of our portfolio companies, top tier venture capital funds or other financial or strategic investors are either existing investors or co-investors in the round in which we invest in.

We believe we can be a provider of choice for pre-IPO financing rounds and, if requested, establish the price and other terms where existing venture capital investors, who are also likely to have board seats and as such may be conflicted, prefer to have a new investor lead the financing round without granting a board seat to us.  Since we do not require board seats, observation rights, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.  As of December 31, 2011, we have been the lead investor in four of our 14 portfolio company investments.

In those investment opportunities where we are the lead investor or are directly negotiating terms with the selling stockholders, we may attempt to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  However, there is no assurance that we will be successful in negotiating these structural protections and, if we are able to obtain these structural protections, it is possible that these protections may be diminished if the portfolio company issues more senior securities in a subsequent financing round.

Where we are not the lead investor in a pre-IPO financing round or are unable to negotiate terms directly with selling stockholders in a private secondary transaction, the price and terms of the investment have generally already been established by the issuer and/or its placement agent or by the selling stockholder group and/or its adviser.  In these deals, we typically we will not have structural protections, although some variation may be included in certain investments to the extent negotiated by the lead investor in such transactions.

Our convertible preferred stock investments typically carry fixed or adjustable rate dividends and will generally have a preference over common equity in the payment of dividends and the liquidation of a portfolio company's assets. This preference means that a portfolio company must pay dividends on preferred stock before paying any dividends on its common equity and, in some cases, the holders of all outstanding series of preferred stock would receive any preferred dividends based on their respective preference amount on a pro rata basis.  However, in order to be payable, dividends on such preferred stock must be declared by the portfolio company's board of directors. In the event dividends on our preferred stock investments are non-cumulative, which is typically the case, if the board of directors of a portfolio company does not declare a preferred dividend for a specific period, then we will not be entitled to such a preferred dividend for such period.  We do not expect the board of directors of our portfolio companies to declare preferred dividends since these companies typically prefer to retain profits, if any, in their businesses.  Accordingly, we do not expect to receive dividend income on our preferred stock investments.  Cumulative dividend payments on preferred equity means dividends will accumulate even if not declared by the board of directors or otherwise made payable.  In such a case, all accumulated dividends must typically be paid before any dividend on the common equity can be paid.  However, there is no assurance that any dividends will be paid by a portfolio company even in the case of cumulative preferred dividends and, in most cases, the payment of any accumulated preferred dividends is likely to be deferred until conversion and, if paid, may be paid in shares of the issuer’s preferred or common stock.

As of December 31, 2011, we have made a total of 14 portfolio company investments, of which 12 have been structured as convertible preferred stock and the remaining two investments structured as common stock.  Our convertible preferred stock, common stock, warrants and equity interests are generally non-income producing.  Except for the convertible preferred stock in Harvest Power, Inc. (“Harvest Power”), all preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.   In the case of Harvest Power, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the Harvest Power’s board of directors or upon a qualifying liquidation event.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

Our Investment Horizon

In general, we seek to invest in micro-cap and small-cap companies that we believe will be able to file a registration statement with the SEC for an IPO within approximately 12 months after our initial investment, and complete an IPO and obtain an exchange listing within approximately 18 months after the closing of our initial investment.  After the IPO is completed, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180-day period following the IPO.  Once this lockup restriction expires, we expect to sell our shares in the portfolio company in the public markets over the following 12 months. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality.  Accordingly, we anticipate our typical investment horizon for portfolio investments will be 36 months; however, we may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment.  In each case, we have the discretion to hold securities for a longer period. There can be no assurance that we will be able to achieve our targeted return on our investments in portfolio companies once they go public.

If the private companies in which we invest do not perform as planned, they may be unable to successfully complete an IPO within our typical targeted 18-month time frame, or at all, or may decide to abandon their plans for an IPO.  In such cases, we will likely exceed our targeted 36-month holding period and the value of these investments may decline substantially if an IPO exit is no longer viable.  We may also be forced to take other steps to exit these investments, including the use of the trading platforms of private secondary marketplaces that specialize in the trading of private company securities.  Although we expect that some of our equity investments may trade on these trading platforms, the securities we hold will typically be subject to legal and other restrictions on resale that may prevent us from using these trading platforms or otherwise selling our securities, and will otherwise be less liquid than publicly traded securities. Furthermore, trading in private securities markets involves risks given the possible imbalance of information between such transaction participants.  In addition, while some portfolio companies may trade on the trading platforms of private secondary marketplaces, we can provide no assurance that such a trading market will be available for particular companies, will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate.

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

In certain situations, our portfolio companies may abandon the pursuit of an IPO altogether, including because the completion of an IPO is no longer a realistic possibility or because another company seeks to acquire our portfolio company.  If a portfolio company has abandoned plans to pursue an IPO and we are not able to liquidate our shares privately, the portfolio company may consider a sale or merger with a strategic buyer as a possible alternative to an IPO or pursue a simultaneous “dual tracking” strategic sale and IPO exit strategy.

Portfolio Company Monitoring

As part of our portfolio company investment, we typically require information rights that give us access to the company’s quarterly and annual financial statements as well as the company’s annual budget.  Although we do not have a control position through our ownership or board seats, we attempt to have dialogue, on at least a quarterly basis, with our private portfolio company management teams to review the company’s business prospects, financial results, and exit strategy plans.  We monitor the financial trends of each portfolio company to assess the performance of individual companies as well as to evaluate overall portfolio quality and risk. We believe this is an important competitive advantage for us relative to those funds that do not have or require the same access to ongoing financial information that we insist upon.  We also monitor our portfolio for compliance with the requirements for maintaining our status as a business development company under the 1940 Act and a RIC for tax purposes.

Since we will typically not be in a position to control the management, operation and strategic decision-making of the companies we invest in, a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other shareholders, such as venture capital and private equity sponsors that have substantial investments in our portfolio companies, may have interests that differ from that of the portfolio company or its minority shareholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

We also use our ongoing discussions with our portfolio company management teams to monitor their continued commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs.

We also offer significant managerial assistance to our portfolio companies.  We expect that this managerial assistance will likely involve consulting and advice on the going public process and public capital markets.  As a business development company, we are required to offer, and in some cases provide and be paid for, such managerial assistance.

Disposition of Investments in Publicly Traded Portfolio Companies

Our primary source of investment return will be generated from net capital gains realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO.  We are also typically prohibited from exiting investments in our publicly traded portfolio company until the expiration of the customary post-IPO lockup agreement.  These agreements, which we are required to enter into as part of our initial investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180 days following an IPO.  The market prices of our portfolio companies that have recently completed an IPO typically experience high volatility and are driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.  Following the post-IPO lockup period, we may be forced to compete with other selling stockholders for a limited supply of liquidity in our publicly traded portfolio companies, which volume may be inadequate, and could result in significant market price volatility and a decline in the value of our investment.  In such cases, the value of our investments may decline substantially or we may be forced to hold our positions for longer than we anticipated, or both.

For our portfolio company investments where the lockup period following the IPO has expired and the stock becomes freely tradable, we typically do not begin selling automatically upon expiration of the lockup period. We expect to sell our positions over a period of time, typically during the 12 months following the expiration of our lockup, although we may sell more rapidly or in one or more block transactions.  Factors that we may consider include, but are not limited to, the following:

●	The target price determined by our investment adviser based on its business judgment and what it believes to be the portfolio company’s intrinsic value.

●
The application of public company multiples and our proprietary analysis to a variety of operating metrics for each portfolio company. The primary operating metrics that we typically consider are revenue, EBITDA and net income.

●
Other factors that may be adversely or favorably affecting a particular portfolio company’s stock price, including overall market conditions, industry cyclicality, or issues specific to the portfolio company.

While we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, under certain circumstances, we may consider making additional investments in a publicly traded portfolio company in open market purchases, which will increase our position in the company.  We typically will consider open market purchases of shares in our publicly traded portfolio companies as a means to bring our overall investment closer to our targeted 5% of our gross assets per portfolio company investment.  In such cases, our initial private investments may have been limited due to the level of our gross assets at the time of the initial investment.  However, we may be unable to make follow-on investments in our publicly traded portfolio companies as a result of certain regulatory restrictions on a business development company’s investments in publicly traded securities with market capitalizations in excess of $250 million.  See “Regulation as a Business Development Company” below.

Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments.  In addition, if we are successful in disposing of a portfolio company investment, we intend to reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realize being distributed to our stockholders after we pay any incentive fees earned by our investment adviser and our operating expenses.

The trading platforms of private secondary marketplaces have also emerged as an alternative to traditional public equity exchanges to provide liquidity principally to the stockholders of venture capital-backed, private companies.  While these trading platforms have more limited transaction volume than public exchanges, they may provide us with access to potential purchasers interested in privately acquiring our positions in our portfolio companies that are unable to complete an IPO within our targeted time frame.

Due to the perpetual nature of our corporate structure, we believe that we can be a patient investor in our portfolio companies allowing them flexibility to access what may be shorter and more unpredictable IPO windows when the timing and pricing may be best for the company and us.  In the event of a prolonged closure of the IPO markets, we can be flexible as our portfolio companies wait for a market recovery or seek alternative exist strategies.  Since we are not subject to requirements to return invested capital to investors, we typically are not forced to seek a liquidity event more quickly than they otherwise might, which can result in a lower overall return on an investment.

Competition

A large number of entities compete with us to make the types of equity investments that we target as part of our business strategy. We compete for such investments with a large number of venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Investment Advisory and Administrative Services Agreement

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

Keating Investments’ services under the Investment Advisory and Administrative Services Agreement are not exclusive and it is free to furnish similar services to other entities so long as its services to us are not impaired.  Although we are not aware of any current plans to do so, our investment adviser is not restricted from creating new investment vehicles subject to compliance with applicable law. Further, our investment adviser, its principals, investment professionals and the members of its Investment Committee may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates.

We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee payable to Keating Investments and any incentive fees earned by Keating Investments is ultimately borne by our common stockholders.  Our officers do not receive any compensation directly from us.  However, the principals and officers of the investment adviser who also serve as the Company’s officers receive compensation from, or may have financial interests in, the investment adviser, which may be funded by or economically related to the investment advisory fees paid by us to the investment adviser under to the Investment Advisory and Administrative Services Agreement.

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

The incentive fee is payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of determining the incentive fee to be paid, realized capital gains, realized capital losses and unrealized capital depreciation are each determined without regard to the holding period for our investments and include both long-term (held more than 12 months) and short-term holdings.

Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments also furnishes us with equipment and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, Keating Investments performs, or facilitates the performance of, certain administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Keating Investments assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We reimburse Keating Investments for our allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff. However, during the year ended December 31, 2011, no portion of our Chief Compliance Officer’s compensation was allocated to us since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.  We have also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer will be paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012.

Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses which we have detailed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions.

We believe the investment advisory fees that we pay Keating Investments fairly compensates it for the specialized knowledge that its principals and investment professionals have in managing our specialized pool of private equity investments.  Specifically, we believe our investment adviser has a superior origination platform and approach based on company-provided information and access to company management, a unique understanding of the IPO markets and the underwriting of risks associated with pre-IPO investing, and a disciplined portfolio monitoring process to evaluate our specific portfolio companies and ensure the integrity and reliability of our Board of Directors’ determination of the fair value of our portfolio company investments.

Our amended and restated Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009.  The current Investment Advisory and Administrative Services Agreement was in effect through April 17, 2011 and was renewed by our Board of Directors (including the non-interested directors) for an additional year at its meeting held on April 12, 2011.  The current Investment Advisory and Administrative Services Agreement will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

The Investment Advisory and Administrative Services Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that we may terminate the agreement without penalty upon 60 days written notice to Keating Investments.  If Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.  See “Risk Factors — Risks Relating to Our Business and Structure” under Item 1A.

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

Employees

Currently, we do not have any employees.  The management of our investment portfolio will be the responsibility of our investment adviser, Keating Investments, and its Investment Committee, which currently consists of Messrs. Keating, Rogers and Schweiger.  Keating Investments’ Investment Committee must unanimously approve each new investment that we make. The members of the Investment Committee will not be employed by us, and will receive no compensation from us in connection with their portfolio management activities. However, Messrs. Keating, Rogers and Schweiger, through their financial interests in, or management positions with, Keating Investments, will be entitled to a portion of any investment advisory fees paid by us to Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2009, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of December 31, 2011.

As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to our stockholders as dividends.  We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders. To maintain RIC tax treatment, we must meet specified source-of-income and asset diversification requirements (as described below) and distribute annually at least 90% of our investment company taxable income)(the “Annual Distribution Requirement”).

 In order to qualify and continue to qualify as a RIC for federal income tax purposes and obtain the tax benefits accorded to a RIC, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

●	Have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

●
Derive in each taxable year at least 90% of our gross income from (i) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (ii) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

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

Provided that we satisfy the Diversification Tests as of the close of any quarter, we will not fail the Diversification Tests as of the close of a subsequent quarter as a consequence of a discrepancy between the value of our assets and the requirements of the Diversification Tests that is attributable solely to fluctuations in the value of our assets. Rather, we will fail the Diversification Tests as of the end of a subsequent quarter only if such a discrepancy existed immediately after our acquisition of any asset and was wholly or partly the result of that acquisition. In addition, if we fail the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC if we eliminate the discrepancy within thirty days of the end of such quarter and, if we eliminate the discrepancy within that thirty-day period, we will be treated as having satisfied the Diversification Tests as of the end of such quarter.

We satisfied the above RIC requirements during our 2010 and 2011 taxable years.  Since we did not generate investment company taxable income in 2010 or 2011, we were not required to make any distributions to satisfy the Annual Distribution Requirement.   We also did not generate any realized net capital gains in 2010 or 2011 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below.

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts.  Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not expect to receive net ordinary income from which we could make distributions to our stockholders.  Our distributions will also depend on our financial condition, maintenance of our RIC status, income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

Assuming we continue to qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated to the extent that we distribute any investment company taxable income or realized net capital gains to our stockholders as dividends.  However, we will pay corporate-level federal income tax on any amount of realized net capital gain that we elect to retain and deem as a distribution to our stockholders.  In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser or our operating expenses, we may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain. The amount of the deemed distribution (net of such tax credit or refund) will be added to each U.S. stockholder's cost basis for its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year.

Distributions, or deemed distributions, of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, regardless of the U.S. stockholder’s holding period for his, her or its shares.  In general, non-corporate U.S. stockholders are subject to a maximum federal income tax rate of 15% on their long-term capital gains recognized in taxable years beginning before January 1, 2013.  For taxable years beginning after December 31, 2012, non-corporate U.S. stockholders will be subject to a maximum federal income tax rate of 20% on their long-term capital gains.  In addition, for taxable years beginning after December 31, 2012, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) are generally subject to an additional 3.8% tax on their net capital gains.

As a RIC, we are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years  (the “Excise Tax Avoidance Requirement”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains which we designate as "undistributed capital gain" or deemed dividend).

The following simplified examples illustrate the tax treatment under Subchapter M of the Code for us and our non-corporate U.S. stockholders with regard to three possible distribution alternatives, assuming we realize, in 2012, a net capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months.

Under Alternative A: 100% of net capital gain declared as a cash dividend and distributed to stockholders:

1.	No federal income taxation at the Company level.

2.	Taxable stockholders receive a $1.00 per share dividend and pay federal income tax at a rate not in excess of 15%* or $.15 per share, retaining $.85 per share.

3.	Non-taxable stockholders that file a federal tax return receive a $1.00 per share dividend and pay no federal income tax, retaining $1.00 per share.

Under Alternative B: 100% of net capital gain retained by the Company and designated as "undistributed capital gain" or deemed dividend:

1.	The Company pays a corporate-level federal income tax of 35% on the undistributed gain or $.35 per share and retains 65% of the gain or $.65 per share.

2.
 Taxable stockholders increase their cost basis in their stock by $.65 per share. They are liable for federal income tax at a rate not in excess of 15%* on 100% of the undistributed gain of $1.00 per share or $.15 per share in tax. Offsetting this tax, stockholders receive a tax credit equal to the $.35 per share tax paid by us, which offsets the $.15 per share tax liability, resulting in an excess tax credit of $.20 per share for each such stockholder.

3.	Non-taxable stockholders that file a federal income tax return receive a tax refund equal to $0.35 per share.

*Assumes all capital gains qualify for long-term rates of 15%.

Under Alternative C: 100% of net capital gain retained by the Company, with no designated undistributed capital gain or deemed dividend:

1.	The Company pays a corporate-level federal income tax of 35% on the retained gain or $.35 per share.

2.	There is no tax consequence at the stockholder level.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed investment company taxable income (which is likely to occur since our operating expenses are expected to exceed the amount of interest or dividend income we receive on our portfolio investments), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses including any incentive fees paid to our investment adviser can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, our stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

If we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, with respect to taxable years beginning before January 1, 2013, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate for non-corporate stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC in any taxable year, we would be required to satisfy the RIC qualification requirements in order to requalify as a RIC and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that were recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing business development companies. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

A business development company primarily focuses on investing in or lending to private companies and making significant managerial assistance available to them. A business development company provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging growth, expansion stage or established stage companies. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Qualifying Assets

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

(1)
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

(b)
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	Satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)
is controlled by a business development company or group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company that we control.

(3)
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

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, certificates of deposit, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our gross assets in the securities of one such investment company or invest more than 10% of the value of our gross assets in the securities of such investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance

In general, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if requested to, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We expect that any managerial assistance we provide to our portfolio companies will likely involve consulting and advice on the going public process and public capital markets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage.

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

Proxy Voting Policies and Procedures

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

Our proxy voting decisions are made by our investment adviser’s principals. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he is aware of and any contact that he has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Keating Capital, Inc., 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, certificates of deposit, U.S. government securities or high-quality debt securities maturing in one year or less. The management fee payable to our investment adviser will not be reduced while our assets are invested in such temporary investments.

Code of Ethics

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

Capital Structure

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of the Company and our stockholders have approved the practice of making such sales.

Compliance Policies and Procedures

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

●
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

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

A reporting company that is a non-accelerated filer (with a public float below $75 million as of June 30 of the previous year) is exempt from the requirement to obtain an audit of the effectiveness of internal controls over financial reporting performed by their auditors.  Accordingly, until such time as we have a public float in excess of $75 million, our auditors will not need to report on our management’s assessment of our internal control over financial reporting. However, we will be required to assess the effectiveness of our internal controls over financial reporting each year.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder.  We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Privacy Principles

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

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We maintain a directors and officers liability insurance policy covering our directors and officers of the Company, insuring us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insuring us for certain securities claims.  We also maintain an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering our directors and officers.  The coverages under these polices in certain cases extend to the officers, managers and employees of the investment adviser, and to the investment adviser’s Investment Committee.  On November 4, 2011, we and the investment adviser entered into a joint liability insurance agreement, which was approved by our non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between us and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits.  For the directors and officers liability insurance policy covering the policy year ending August 28, 2012, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to the investment adviser.  None of the premium under the excess coverage policy is allocated to the investment adviser.

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

Brokerage Allocations and Other Practices

Since we will generally acquire our investments in privately negotiated transactions, we will infrequently use brokers in the normal course of our investing activities.  However, we do intend to dispose of our publicly traded securities brokers.  Subject to policies established by our Board of Directors, our investment adviser is primarily responsible for the execution and sale of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. The investment adviser does not execute sales of our publicly held securities through any particular broker or dealer, but seeks to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While our investment adviser will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our investment adviser may select a broker based partly upon brokerage or research services provided to our investment adviser and to us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if the investment adviser, in accordance with Section 28(e) under the Exchange Act, determines in good faith that such commission is reasonable in relation to the services provided.

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

Risks Related to Our Portfolio Company Investments

Our investments in the later stage, private, pre-IPO companies that we target may be extremely risky, and we could lose all or part of our investments.

Investments in the later stage, private, pre-IPO companies that we target involve a number of significant risks, including:

●
They typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns. Substantially all of our portfolio companies may experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

●
They may have limited financial resources and may be unable to meet their obligations under their existing credit facilities (to the extent that such facilities exist), which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the reduction or loss of our equity investment.  The companies in which we invest may have substantial debt loads and, in such cases, our equity investments would typically be last in line behind any creditors in a bankruptcy or liquidation.

●
At the time of our investment, there is generally little publicly available information about these businesses since they are primarily privately owned; therefore, although our investment adviser’s representatives will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses.  At the time of our investment, we may only have access to the portfolio company’s actual financial results as of and for the most recent quarter end or, in certain cases, the quarter end preceding the most recent quarter end.  There can be no assurance that the information that we do obtain with respect to any investment is reliable.

●
They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

●
They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

●
Continued global economic uncertainty could also result in investors becoming more risk-averse, which in turn could reduce the amount of growth capital available to our portfolio companies from both existing and new investors, could adversely affect their operating performance, and could delay liquidity paths (for example, IPO or strategic sale) for our portfolio companies.

A portfolio company’s failure to satisfy financial or operating covenants imposed lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our equity investment in such portfolio company. We may incur expenses to the extent necessary to seek recovery of our equity investment or to negotiate new terms with a financially distressed portfolio company.

The securities of our private portfolio companies are illiquid, and the inability of these portfolio companies to complete an IPO within our targeted time frame will extend the holding period of our investments, may adversely affect the value of these investments, and will delay the distribution of gains, if any.

Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen. Although the IPO market showed signs of improvement in 2011, the level of IPOs remains significantly lower than the prior decade. The current IPO market continues to be volatile with IPO “windows,” or the periods of days or weeks in which new IPOs will be launched, being short and unpredictable even for the most qualified companies.  A lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available venture capital funding to late-stage companies that cannot complete an IPO. Such stagnation could dampen returns or could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO opportunities for venture capital-backed companies may also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital. This might result in unrealized depreciation and realized losses in such companies by other investment funds, like us, who are co-investors in such companies.  There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.

The equity securities we acquire in a private company are generally subject to contractual transfer limitations imposed on the company’s stockholders as well as other contractual obligations, such as rights of first refusal and co-sale rights.  These obligations generally expire only upon an IPO by the company. As a result, prior to an IPO, our ability to liquidate our private portfolio company positions may be constrained. Transfer restrictions could limit our ability to liquidate our positions in these securities if we are unable to find buyers acceptable to our portfolio companies, or where applicable, their stockholders. Such buyers may not be willing to purchase our investments at adequate prices or in volumes sufficient to liquidate our position, and even where they are willing, other stockholders could exercise their co-sale rights to participate in the sale, thereby reducing the number of shares available to sell by us. Furthermore, prospective buyers may be deterred from entering into purchase transactions with us due to the delay and uncertainty that these transfer and other limitations create.

If the private companies in which we invest do not perform as planned, they may be unable to successfully complete an IPO within our targeted 18-month time frame, or at all, or may decide to abandon their plans for an IPO.  In such cases, we will likely exceed our targeted 36-month holding period and the value of these investments may decline substantially if an IPO exit is no longer viable.  We may also be forced to take other steps to exit these investments, including the use of the trading platforms of private secondary marketplaces that specialize in the trading of private company securities.  Although we expect that some of our equity investments will trade on these platforms, the securities we hold will typically be subject to legal and other restrictions on resale that may prevent us from using these platforms or otherwise selling our securities, and will otherwise be less liquid than publicly traded securities. Furthermore, trading in private securities markets involves risks given the possible imbalance of information between such transaction participants. In addition, while some portfolio companies may trade on the trading platforms of private secondary marketplaces, we can provide no assurance that such a trading market will be available for particular companies, will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate.   The prices of securities on private secondary marketplaces may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may cause an inability for us to realize full value on our investment. In addition, wide swings in market prices, which are typical of irregularly traded securities, could cause significant and unexpected declines in the value of our portfolio investments. Further, prices in private secondary marketplaces, where limited information is available, may not accurately reflect the true value of a portfolio company, and may in certain cases understate a portfolio company’s actual value, which may cause us to realize future capital losses on our investment in that portfolio company.

The illiquidity of our private portfolio company investments, including those that are traded on the trading platforms of private secondary marketplaces, may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We will have no limitation on the portion of our portfolio that may be invested in illiquid securities, and we anticipate that all or a substantial portion of our portfolio may be invested in such illiquid securities at all times. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

In addition, even if a portfolio company completes an IPO, we will typically not be able to sell our position until the post-IPO lockup expires, which generally means we will be required to hold our investments for at least 24 months before we are able to begin selling. As a result of lockup restrictions, the market price of securities that we hold may decline substantially before we are able to sell them following an IPO.

There are significant potential risks associated with investing in venture capital-backed, later stage, pre-IPO companies with complex capital structures.

We invest primarily in venture capital-backed, later stage, pre-IPO companies, primarily through direct investments in these companies and, to a lesser extent, through private secondary transactions which we negotiate with selling stockholders in these portfolio companies. Such private companies frequently have much more complex capital structures than traditional publicly-traded companies, and may have multiple classes of common and preferred equity securities with differing rights, including with respect to voting, dividends, redemptions, liquidation, and conversion rights.  Although we seek to invest in the most senior class of securities or obtain other structural protections, the seniority and protections provided in these types of investments may be diminished if the portfolio company issues more senior securities in a subsequent financing round.  Our investment adviser typically requires information on the private company’s capital structure as part of its due diligence process.  Although we believe that our investment adviser’s principals have extensive experience evaluating and investing in private companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Any failure on our part to properly evaluate the relative rights and value of a class of securities in which we invest could cause us to lose part or all of our investment, which in turn could have a material and adverse effect on our net asset value and results of operations.

There are significant potential risks associated with investing in private secondary transactions which we negotiate with selling stockholders in portfolio companies that meet our investment criteria.

We may acquire equity investments in privately-held companies that meet our investment criteria directly from current or former management and early stage investors that are interested in selling privately.  We may also acquire shares in these private secondary transactions from current or former non-management employees where the company or its management is coordinating the transaction process.  We will typically source these negotiated transactions from investment bankers or through our other relationships.  We intend to focus on transactions where we will have access to management, as well as financial data and other information about the private company.  This management access is important to assure the flow of the company’s financial and other information to us both before and after our investment.  Although we do not intend to place bids for positions listed on the trading platforms of private secondary marketplaces, to the extent we did so, our access to information regarding the target company would be limited.  In any case, there can be no assurance that our investment adviser will be able to acquire adequate information on which to make its investment decision with respect to any private secondary purchases, or that the information it is able to obtain is current, accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary transactions could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

Investments in private companies through private secondary transactions also entail additional legal and regulatory risks which expose participants to the risk of liability due to the imbalance of information among participants and participant qualification and other transactional requirements applicable to private securities transactions, the non-compliance with which could result in rescission rights and monetary and other sanctions. In addition, private block sales of shares may be restricted by contractual transfer restrictions and company policies, which may impose strict limits on transfer, including veto rights or rights of first refusal in favor of the company and other stockholders. As a result, we may be unable to complete a purchase transaction if the subject company or its stockholders chooses to exercise a veto right or right of first refusal.

We may not realize gains from our equity investments.

 Our investment objective is to maximize capital appreciation, which we seek to accomplish by making investments in the equity securities of later stage, typically venture capital backed, pre-IPO companies. Unlike most business development companies that are focused on investing in debt securities that generate current yield for their stockholders, our portfolio companies typically do not pay dividends and, as a result, we are unable to pass this source of current income through to our stockholders. Any gains that we may realize, and the source of distributions to our stockholders, will come solely from the disposition of the equity interests we acquire in our portfolio companies.  These equity interests may not appreciate in value and, in fact, may decline in value.

In addition, the private company securities we acquire are often subject to drag-along rights, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be inadequate or undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize a gain in an amount that we deem an appropriate return on our investment.

Further, capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments.

Even if our portfolio companies are successful in completing an IPO, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as public reporting companies.  In such case, there may be little or no demand for the securities of our portfolio companies in the public markets, we may have difficulty disposing of our investments, and the value of our investments may decline substantially.

We are also typically prohibited from exiting investments in our publicly traded portfolio company until the expiration of the customary post-IPO lockup agreement.  These agreements, which we are required to enter into as part of our initial investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180 days following an IPO.  The market prices of our portfolio companies that have recently completed an IPO typically experience high volatility driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.  Following the post-IPO lockup period, significant sales by other selling stockholders may result in a decrease in trading price, particularly if the stock has low trading volumes, which could result in significant market price volatility and a decline in the value of our investment.  In such cases, the value of our investments may decline substantially or we may be forced to hold our positions for longer than we anticipated, or both.

Our investment adviser may attempt to negotiate structural protections that are expected to provide for an enhanced return upon an IPO event or otherwise enhance our ability to meet our targeted return on our portfolio company investments.  Such structural protections may include conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  Our ability to realize the value of these structural protections will depend on a number of factors including the completion of the IPO, any adjustment to the terms that may be negotiated during the IPO process, the possible subsequent issuance of more senior securities that may impact the relative value of our investment, and fluctuations in the market price of the shares during the pendency of lockup restrictions.  As a result, there can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public even where these structural protections exist.

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities and, as a result, the fair value of our investments in portfolio companies will often not be readily determinable. At December 31, 2011, portfolio investments, which were valued at fair value by our Board of Directors, were approximately 45% of our gross assets.  We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable, and the percentage of assets which will be valued at fair value by our Board of Directors is expected to increase as we continue to make additional investments in private portfolio companies.  To the extent our Board of Directors has determined that an investment has increased in fair value, we record an increase in unrealized appreciation for that investment and, conversely, to the extent our Board of Directors has determined that an investment has decreased in fair value, we record a decrease in unrealized appreciation for that investment.

The 1940 Act requires us to value each portfolio investment on a quarterly basis to determine our net asset value.  Under the 1940 Act, unrestricted securities with readily available market quotations in an active market are valued at the closing market price on the valuation date; all other assets are valued at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board of Director’s Valuation Committee in accordance with our written valuation policy. In connection with that determination, members of our investment adviser’s portfolio management team will prepare portfolio company valuations using the most recently available portfolio company financial statements and forecasts. The Valuation Committee intends to utilize the services of one or more independent valuation firms, which will conduct an initial valuation review of each new private portfolio company investment and, in accordance with our valuation policy, periodic updated valuation reviews for our portfolio investments that are not publicly traded.  However, our Board of Directors will retain ultimate authority as to the appropriate valuation of each such investment.

We typically obtain financial and other information with respect to private companies directly from our prospective portfolio companies during our due diligence process or from available public sources.  We also generally have agreements with our portfolio companies to receive financial and other information with respect to private companies on a quarterly basis.  However, for our quarterly fair value determinations, we typically will only have access to a portfolio company’s actual financial results as of and for the quarter end which precedes the quarter end for which our fair value determination relates.  In addition, we typically only receive updated financial projections for a portfolio company on an annual basis.  Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.  There can be no assurance that we will be able to realize the fair value that our Board has determined for our portfolio company investments upon our disposition of such investments.

Because there is generally no established market in which to value our investments, our Board of Directors’ value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

There is generally no public market for the private equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value all of the privately held equity securities in our portfolio at fair value as determined in good faith by our Board of Directors.

The types of factors that the Valuation Committee will take into account in providing its fair value recommendation to our Board of Directors with respect to our private portfolio company investments will include, as relevant and, to the extent available, the portfolio company’s most recently available historical and projected financial results, industry valuation benchmarks and public market comparables, and other factors.  The Valuation Committee also considers other events, including the transaction in which we acquired our securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company.  Our Valuation Committee also considers the trends of the portfolio company’s basic financial metrics from the time of our original investment until the valuation date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which we are subject with respect to public companies in our portfolio.  The fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.  Accordingly, there can be no assurance that we will be able to realize the fair value that our Board has determined for our portfolio company investments upon our disposition of such investments.

Our portfolio may be focused in a limited number of portfolio companies or industry sectors, which will subject us to a risk of significant loss if the business or market position of these companies deteriorates or industry sectors experience a downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, our investments may be concentrated in a limited number of industry sectors.  We make investments in later stage, typically venture capital-backed, private, pre-IPO companies in the technology, Internet and software, and cleantech industries. As a result, a market downturn affecting one of our portfolio companies or one of these industry sectors could materially adversely affect us.

We do not choose specific investments based on a strategy of industry diversification and do not intend to rebalance our portfolio if one of our portfolio company investments increases in value relative to the remaining portion of the portfolio.  As a result, our portfolio may be more vulnerable to events affecting a single industry sector or portfolio company and, therefore, subject to greater potential volatility than a company that follows a more diversified strategy.

Our investments in the clean technology industry are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns, loss of government subsidies and incentives, and potential litigation.

Our investments in clean technology, or cleantech, companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products.  In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts.  Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.  Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability.  In addition, our cleantech companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns.  The revenues, income (or losses) and valuations of clean technology companies can and often do fluctuate suddenly and dramatically and the markets in which clean technology companies operate are generally characterized by abrupt business cycles and intense competition.  Demand for clean technology and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases.  A change in prices in these energy products could reduce demand for alternative energy.  Our investments in cleantech companies also face potential litigation, including significant warranty and product liability claims, as well as class action and government claims arising from business failures of companies supported government subsidies.  Such litigation could adversely affect the business and results of operations of our cleantech portfolio companies. There is also particular uncertainty about whether agreements providing government incentives and subsidies for reductions in greenhouse gas emissions, such as the Kyoto Protocol, will continue and whether countries around the world will enact or maintain legislation that provides such incentives and subsidies for reductions in greenhouse gas emissions, without which such investments in clean technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes or government subsidies and incentives expire or are adversely modified. This could, in turn, materially adversely affect the value of the clean technology companies in our portfolio.

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

Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation risk and periodic downturn.

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically.  In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share.  Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

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

Our portfolio companies may issue additional securities or incur debt that ranks equal or senior to our investments in such companies and we may experience a complete loss on our equity investments in the event of a bankruptcy or liquidation of any of our portfolio companies.

We intend to invest primarily in equity securities issued by our portfolio companies. The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  The equity securities that we acquire directly from selling stockholders in private secondary transactions are typically common stock and may not represent the most senior equity securities of the issuer.  The portfolio companies may be permitted to issue additional securities or incur other debt that ranks equally with, or senior to, the equity securities in which we invest. By their terms, such other securities (especially if they are debt securities) may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments would typically be entitled to receive payment in full before equity investors like us may receive any distribution in respect of our investment, and holders of more senior classes of preferred stock (if any are issued) would typically be entitled to receive full or partial payment in preference to any distribution to us. After repaying such senior creditors or preferred stockholders, the portfolio company may not have any remaining assets to distribute to us, and we may experience a complete loss on our investment.

We may be limited in our ability to make follow-on investments, and our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment.

 We may elect not to make follow-on investments, or may otherwise lack sufficient funds to make those investments or lack access to desired follow-on investment opportunities. We have the discretion to make any follow-on investments, subject to the availability of capital resources and of the investment opportunity. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status or lack access to the desired follow-on investment opportunity.  Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation.

We may be required to make additional investments in our portfolio companies, from time to time, to fund their operations.  If we elect not to fund our pro rata share of these additional investments, there may be adverse consequences to our initial investment including the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquation preferences or other rights and privileges that may be applicable to the securities we currently hold.

While we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, under certain circumstances, we may consider making additional investments a publicly traded portfolio company in open market purchases, which will increase our position in the company.  We typically will consider open market purchases of shares in our publicly traded portfolio companies as a means to bring our overall investment closer to our targeted 5% of our gross assets per portfolio company investment.  In such cases, our initial private investments may have been limited due to the level of our gross assets at the time of the initial investment.  However, we may be unable to make follow-on investments in our publicly traded portfolio companies as a result of certain regulatory restrictions on a business development company’s investments in publicly traded securities with market capitalizations in excess of $250 million.

Because we likely will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.

We typically do not seek board seats, observation rights or other control features in our investments.  As a result, our equity investments will typically be non-control investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in.  As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other shareholders, such as venture capital and private equity sponsors that have substantial investments in our portfolio companies, may have interests that differ from that of the portfolio company or its minority shareholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity and equity-related investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

As a business development company, we may not acquire any asset other than qualifying assets, as defined under the 1940 Act, unless at the time the acquisition is made such qualifying assets represent at least 70% of the value of our total  assets.  If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in assets that we deem to be attractive.

As a business development company, we generally may not acquire any asset other than qualifying assets, as defined under the 1940 Act, unless at the time the acquisition is made qualifying assets represent at least 70% of the value of our total assets. Qualifying assets include investments in U.S. operating companies whose securities are not listed on a national securities exchange and companies listed on a national securities exchange subject to a market capitalization limit of $250 million. Qualifying assets also include cash, cash equivalents, U.S. government securities and high quality debt securities maturing in one year or less from the time of investment.

We believe that most of our portfolio company investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

Investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

While we invest primarily in U.S. companies, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria, subject to the requirements of the 1940 Act.  Investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

Although we expect that most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Risks Relating to Our Business and Structure

We have a limited operating history, and there is no assurance that we will achieve our investment objective.

We were initially formed in May 2008 and made our first portfolio company investment in January 2010.  We completed our continuous public offering on June 30, 2011 raising $78.4 million, net of issuance costs.  As of December 31, 2011, we have made investments of $35.9 million in 14 portfolio companies.  Based on our current cash available for investment, we currently expect to become fully invested by the second quarter of 2012, although we intend to retain a cash reserve of approximately $10 million to fund our future operating expenses.  As of December 31, 2011, we have not disposed of any of our portfolio company positions to date.  As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. In addition, our investment adviser, Keating Investments, has only a limited history of investing experience, managing a pool of assets substantially smaller than the net proceeds that we raised in our continuous public offering.  We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

We intend to continue to qualify as a business development company under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. Upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and increase our costs of doing business.

We are dependent upon Keating Investments’ principals, Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger, for our future success. If we lose any of our investment adviser’s principals, our ability to implement our business strategy could be significantly harmed.

We depend on the diligence, skill and network of business contacts of Keating Investments’ principals. The principals, together with other investment professionals employed by Keating Investments, identify, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of Keating Investments’ principals, Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger.  Keating Investments has established an Investment Committee that must unanimously approve each new portfolio company investment that we make. Messrs. Keating, Rogers and Schweiger are the current members of the Investment Committee.  However, as the managing member of Keating Investments, Mr. Keating has sole control over the appointment and removal of the members of the Investment Committee and neither we nor our Board of Directors has any direct participation on the selection of members to the Investment Committee.  None of Messrs. Keating, Rogers and Schweiger is subject to an employment contract, and none receive any compensation directly from us.  While Messrs. Keating, Rogers and Schweiger currently devote substantially all of their business time to our operations, we expect that one of more of them will have other demands on their time as a result of Keating Investments’ contemplated launch of other entities to which they intend to provide investment advisory services.  We do not carry key-man life insurance on the lives of Messrs. Keating, Rogers or Schweiger. The departure of any of these principals could have a material adverse effect on our ability to achieve our investment objective.

None of Keating Investments’ principals or other investment professionals, including Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger, are subject to employment agreements, and there can be no assurance that our investment adviser will be successful in retaining its principals or other investment professionals.

None of Keating Investments’ principals or other investment professionals, Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger, are subject to employment agreements. As a result, although Messrs. Keating, Rogers and Schweiger comprise the principals of Keating Investments, they are free to terminate their employment with Keating Investments at any time. In addition, none of our investment adviser’s principals or other investment professionals, including Messrs. Keating, Rogers and Schweiger, are subject to any non-compete agreements that would restrict their ability to provide investment advisory services to an entity with an investment objective similar to our own in the event they were to terminate their employment with Keating Investments, or if Keating Investments were to no longer serve as our investment adviser. Currently, Messrs. Keating, Rogers and Schweiger devote substantially all of their business time to our operations.  However, we expect that one or more of Keating Investments’ principals and investment professionals may in the future have other demands on their time as a result of Keating Investments providing investment advisory services to other entities.  Further, our investment adviser, its principals, investment professionals and employees and the members of its Investment Committee may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates.  There can be no assurance that our investment adviser will be successful in retaining its principals and other investment professionals, including Messrs. Keating, Rogers and Schweiger. The departure of any of Messrs. Keating, Rogers and Schweiger could have a material adverse effect on our ability to achieve our investment objective.

Our growth will require that Keating Investments retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which Keating Investments will compete for experienced personnel, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, will have greater resources than it.

Our financial condition and results of operations will depend on our ability to achieve our investment objective.

Although Keating Investments has been an investment adviser registered under the Advisors Act since 2001, it had no prior experience in managing a business development company or a pool of assets of the amount we raised in our continuous public offering.  In addition, since we have not disposed of any of our portfolio company positions as of December 31, 2011, we have limited financial information on which you can evaluate an investment in our company or the prior performance of us or our investment adviser. As such, we are subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our investment objective will depend on our investment adviser’s ability to identify, analyze and invest in companies that meet our investment criteria.  Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s proper structuring of the investment process and its ability to provide competent, attentive and efficient services to us.  We seek a specified number of investments in later stage, private pre-IPO companies, which may be extremely risky. There can be no assurance that Keating Investments will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective or be able to achieve our targeted return on our portfolio company investments if and when they go public.

Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on our investment adviser’s business judgment. Since we do not expect to generate current income from our portfolio company investments, our annual operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments.  In addition, if we are successful in disposing of a portfolio company investment, we intend to reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realized being distributed to our stockholders after we pay any incentive fees earned by our investment adviser and our operating expenses.

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, our ability to access the capital markets to raise cash to fund new investments once we are fully invested, and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay distributions to our stockholders.

We may experience fluctuations in our periodic results, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our periodic results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our investment criteria, the level of our expenses (including the interest rates payable on our borrowings and the dividend rates on any preferred stock we may issue), variations in and the timing of the recognition of realized and gains or losses and unrealized appreciation and depreciation, the degree to which we encounter competition in our markets and general economic conditions. Our periodic results will also be affected by the ability of our private portfolio companies to complete their IPOs in our targeted 18-month time frame, the strength of the IPO market and the level of stock market volatility in general. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our business model depends upon the development and maintenance of strong referral relationships with venture capital firms and investment banks, and our direct outreach to private companies.

We are substantially dependent on our relationships with venture capital firms and investment banks, which we use to help identify and gain access to investment opportunities, and our outreach to private companies that meet our investment criteria.  If we fail to maintain our existing relationships, our relationships become strained as a result of enforcing our rights to protect our investments in certain portfolio companies, or we fail to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom our investment adviser has relationships are not obligated to inform us of investment opportunities and therefore such relationships may not lead to the origination of equity investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary transactions with selling stockholders in these portfolio companies.

Our ability to grow will depend on our ability to raise capital, and a disruption in the capital markets or the credit markets could negatively affect our business.

As a business development company, we need the ability to raise additional capital for investment purposes. Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Although we do not anticipate borrowing funds for investment purposes, to the extent we do utilize leverage and the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. For example, we cannot be certain that we will be able to raise additional equity capital to provide funding for normal operations, including new investments. Reflecting concern about the stability of the financial markets, many institutional investors have reduced or ceased providing funding to certain borrowers. This market turmoil has led to increased market volatility and widespread reduction of business activity generally.

While market conditions have stabilized and, in many cases, improved, there can be no assurance that significant disruption and volatility in the financial markets will not occur in the future. For example, recent concerns regarding U.S. debt and budget matters and the sovereign debt crisis in Europe have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and/or a downgrade of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to access capital markets on favorable terms and the market value of the U.S. government securities that we hold, as well as have other material adverse effects on the operation of our business and our financial results and condition.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of equity investments that we target as part of our business strategy. We compete for such investments with a large number of venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

The incentive fee may induce Keating Investments, our investment adviser, to make speculative investments.

The incentive fee payable by us to Keating Investments may create an incentive for Keating Investments to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Although the use of leverage is not currently contemplated, the way in which the incentive fee payable to Keating Investments is determined, which is calculated as a percentage of the return on invested capital, may encourage Keating Investments to use leverage to increase the return on our investments. In addition, while leverage for investment purposes is not currently used or contemplated, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage Keating Investments to seek to use leverage to make additional investments. We will be required, however, to obtain the approval of our Board of Directors before we incur any indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, our investment adviser has control over the timing of the acquisition and dispositions of our investments, and therefore over when we realize gains and losses on our investments. As a result, our investment adviser may face a conflict of interest in determining when it is appropriate to dispose of a specific investment to the extent doing so may serve to maximize its incentive fee at a point where disposing of such investment may not necessarily be in the best interests of our stockholders. Our Board of Directors monitors such conflicts of interest in connection with its review of the performance of our investment adviser under our Investment Advisory and Administrative Services Agreement, as well as during its quarterly review of our financial performance and results of operations.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Although we do not currently anticipate incurring leverage, if we do so we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to Keating Investments will be payable on our gross assets, including those assets acquired through the use of leverage, Keating Investments may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Keating Investments.

Our potential use of borrowed funds to make investments may expose us to risks typically associated with leverage.

We may borrow money and may issue debt securities or preferred stock to leverage our capital structure. If we do decide to use leverage:

●
a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage, therefore, shares of our common stock are exposed to incremental risk of loss;

●	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●
our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock may not be available for such dividends;

●	such indebtedness would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;

●	we, and indirectly our stockholders, would bear the cost of issuing and paying interest or dividends on such securities; and

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

Our base management fee may induce our investment advisor to incur leverage.

Our base management fee is calculated on the basis of our total assets, including assets acquired with the proceeds of leverage. This may encourage our investment advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this conflict of interest.

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

We have entered into an Investment Advisory and Administrative Services Agreement with Keating Investments.  Keating Investments is controlled by Timothy J. Keating, who is Chairman of our Board of Directors and our Chief Executive Officer, Kyle L. Rogers, who is our Chief Investment Officer, and Frederic M. Schweiger, who is our Chief Operating Officer, Chief Compliance Officer and Secretary and a member of our Board of Directors.  Messrs. Keating, Rogers and Schweiger, as principals of Keating Investments, collectively manage the business and internal affairs of Keating Investments.  In addition, Keating Investments provides us with office facilities and administrative services pursuant to an Investment Advisory and Administrative Services Agreement, without any profit to Keating Investments. Mr. Keating is the Managing Member of and controls Keating Investments.

In addition, our executive officers and directors, and the principals of our investment adviser, may serve as officers, directors or principals of other entities or investment funds that operate in a line of business similar to our own.  Accordingly, if this occurs, they have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

While we expect that the investment focus of each of these other entities will tend to be different from our investment objective, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, Keating Investments does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both Keating Capital and the other funds that in the future may be managed by Keating Investments.  However, to the extent it does identify such opportunities, Keating Investments will establish a procedure to ensure that such opportunities are allocated between Keating Capital and such other funds in a fair and equitable manner. Our Board of Directors will monitor on a quarterly basis any such allocation of investment opportunities between Keating Capital and any such other funds.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board of Directors will review these procedures on an annual basis.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our chief compliance officer. Our Board of Directors is charged with approving any waivers under our Code of Ethics. As required by the Nasdaq corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties, as such term is defined in Item 404 of Regulation S-K. In accordance with Item 404, related parties generally include our directors and executive officers, any nominees for director, any immediate family member of a director or executive officer or nominee for director, and any other person sharing the household of such director, executive officer or nominee for director.

We pay Keating Investments our allocable portion of overhead and other expenses incurred by Keating Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff, which creates conflicts of interest that our Board of Directors must monitor.

Finally, we also entered into a license agreement with our investment adviser, pursuant to which our investment adviser granted us a non-exclusive license to use the name “Keating.” Under the license agreement, we have the right to use the “Keating” name and logo for so long as Keating Investments or one of its affiliates remains our investment adviser.

Our investment adviser and its affiliates, officers and employees have certain conflicts of interest.

Our investment adviser, its principals, investment professionals and employees and the members of its Investment Committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our investment adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our investment adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or its affiliates. In any such case, if our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Our investment adviser can resign on 120 days’ notice and we may be unable to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under our current Investment Advisory and Administrative Services Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective might result in additional costs and time delays that could adversely affect our financial condition, business and results of operations.

Operating under the constraints imposed on us as a business development company may hinder the achievement of our investment objectives.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of U.S.-based private companies or public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and other high quality debt instruments that mature in one year or less. In addition, qualification for taxation as a RIC requires satisfaction of source-of-income, diversification and distribution requirements. These constraints, among others, may hinder Keating Investments’ ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Although leverage for investment purposes is not currently used or contemplated and there is no present intent to issue preferred stock, we may in the future issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Our Board of Directors is required under the 1940 Act to approve any issuance of senior securities.  Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that were to happen, we might be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

If in the future we issue debt or preferred stock, all of the costs of offering and servicing such debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders. The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders. In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders. Also, in the event we issue preferred stock, the holders of such preferred stock may have the ability to elect two members of our Board of Directors. In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets. In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

If our common stock trades below its net asset value per share, our ability to raise additional equity capital will be adversely affected, and any offering of our common stock at a price below net asset value will likely result in immediate dilution to investors upon the closing of any such offering.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of Keating Capital and its stockholders, and our stockholders approve such sale.  If our common stock trades below net asset value, the higher dilution to our existing stockholders may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors would experience further dilution and additional discounts to the price of our common stock.  Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted.

We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company, or RIC.

Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We intend to operate so as to qualify as a RIC in future tax years, however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status in future years. In order to qualify for the special treatment accorded to a RIC, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, income from “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. In order to satisfy the annual distribution requirement for a RIC, we distribute at least 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses), if any, to our stockholders on an annual basis. Although no leverage is currently used or contemplated, because we may use additional debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Although we focus on achieving capital gains from our investments, in certain limited cases we may receive current income, either through interest or dividend payments, on our investments. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs.  Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Even in the event the value of your investment declines, the base management fee will still be payable.

The annual base management fee is calculated as 2% of the value of our gross assets, which we pay monthly in arrears.  The base management fee is payable regardless of whether the value of our gross assets or your investment declines.  As a result, we may owe Keating Investments a base management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the base management fee is paid.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC.

Our Board of Directors is authorized to reclassify any unissued shares of our stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of Keating Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. We are authorized to issue up to 200,000,000 shares of common stock and, as of December 31, 2011, we have 9,283,781 shares of common stock issued and outstanding.  In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders would have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders would not chose to act in a manner that tends to favors our preferred stockholders, particularly where there was a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive certain of our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). We cannot predict the effect any changes to our investment objective, current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. For example, although the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, became effective on July 21, 2010, many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act. Any change in these laws or regulations, and the issuance of the implementing regulations under the Dodd-Frank Act, could have a material adverse effect on our business and the value of your investment.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Our bylaws contain a provision exempting any and all acquisitions by any person of our shares of stock from the Control Share Act under the Maryland General Corporation Law. If our Board of Directors does not otherwise approve a business combination, the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Additionally, under our charter, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These antitakeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Continued global economic uncertainty could materially adversely impact our business and the value of your investment.

Beginning in the fall of 2008, the global economy entered a financial crisis and recession. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown.  While certain economic conditions in the United States have shown signs of improvement, economic growth has been slow and uneven as consumers continue to be affected by high unemployment rates and depressed housing values. In addition, recent concerns and events such as economic uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies, U.S. debt and budget matters and the sovereign debt crisis in Europe, may continue to impact economic recovery and the financial services industry. There can be no assurance that governmental or other measures to aid economic recovery will be effective. During such economic uncertainty and market volatility, we may have difficulty raising equity capital to fund additional portfolio company investments once we become fully invested.  Continued adverse economic conditions could also have a material adverse effect on our  portfolio companies (including their ability to complete IPOs), our business and the value of your investment.

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

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States' debt could result in increasing borrowing costs, a falling dollar, less stable financial markets and slowing or negative economic growth in the near term.  These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds.  Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of December 31, 2011, accounted for 7.2% percent of our investment portfolio and 3.5% of our gross assets.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

Investing in shares of our common stock is highly speculative and an investor could lose all or some of the amount invested.

We are focused on capital appreciation and growth, which we seek to achieve through investments in the equity securities of later stage, private, pre-IPO companies.  By design, our fund has been structured as a high risk/high return investment vehicle.  Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his entire investment.  Write-downs of securities of our privately held companies will always be a by-product and risk of our business, and there can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.  An investment in our common stock may not be suitable for investors with lower risk tolerance.

Our common stock price may be volatile and may decrease substantially.

Since the shares our common stock were listed on the Nasdaq Capital Market beginning December 12, 2011, the trading price of our common stock has fluctuated substantially.  We expect that the trading price of our common stock will continue to fluctuate substantially.  The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares;

●	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

●	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

●	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

●	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

●	general economic conditions and trends;

●	fluctuations in the valuation of our portfolio investments;

●	public perception of the value of our portfolio companies;

●	operating performance of companies comparable to us;

●	market sentiment against the industry sectors in which invest in such as technology, Internet and software, and cleantech; or

●	departures of any of the principals or other investment professionals of Keating Investments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock investments generally, for initial public offerings and other exit events for venture capital-backed companies, and the mix of companies in our investment portfolio over time. Because accurate financial and other data on our portfolio companies may be limited and not publicly disseminated, the public perception of their value may be unduly influenced by trading levels on secondary marketplaces, speculation about their prospects, market conditions, uninformed investor sentiment  or other factors. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share. We cannot ever predict whether shares of our common stock will trade above, at or below our net asset value.

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

If we conduct additional offerings to sell additional shares of our common stock, the prevailing market price for our common stock could be adversely affected. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

There is a risk that you may not receive dividends or that our dividends may not grow over time, particularly since we invest primarily in securities that do not produce current income, and any dividends we do pay are expected to vary significantly from year to year.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. The amount and timing of any distributions to our stockholders will fluctuate substantially because the source of our distributions will be solely from net capital gains (which we define as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, that we realize from the dispositions of our portfolio company investments.  Since our equity investments typically do not generate current income (i.e., dividends or interest income), we will not generate net ordinary income from which we could make distributions to our stockholders, which makes us different from other business development companies that primarily make debt investments and may pay dividends from their interest income to stockholders on a more regular basis. As we intend to focus on making primarily capital gains-based investments in equity securities, which will not be income producing, we do not anticipate that we will pay distributions regularly on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments.

Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, and our ability to dispose of our publicly traded portfolio positions at a gain.  There is no assurance that our portfolio companies will complete an IPO or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments.  Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will be paid only from net capital gains, if any, realized from the disposition of our portfolio company investments, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts. Moreover, to the extent that we make such distributions in the future, the timing and amount of such distributions will be irregular and vary significantly from year to year.

In addition, any unrealized depreciation in our investment portfolio could be an indication that we will be unable to recover the cost of our investment when we dispose of it in the future.  This could result in realized capital losses in the future and ultimately in reductions of our net capital gains available for distribution in future periods.

We may  retain some or all of our realized net capital gain to pay any incentive fees payable to our investment adviser and to pay our operating expenses, which may result in a deemed distribution to our stockholders.

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts.  Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.   The amounts we retain from our distributions of realized net capital gains, including incentive fees and our operating expenses, may be designated as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gains.

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or large shareholders.

Sales of our shares of common stock by our officers through 10b5-1 plans or by large shareholders could adversely and unpredictably affect the price of those securities. Additionally, the price of our shares of common stock could be affected even by the potential for sales by these persons. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price. Furthermore, due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of its stock in a short period of time, the price of our stock may decline.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado, 80111, where we occupy our office space pursuant to our Investment Advisory and Administrative Services Agreement with Keating Investments. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. Our investment adviser also maintains an office in Menlo Park, California for the origination of portfolio company investment opportunities.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock was listed and began trading on the Nasdaq Capital Market on December 12, 2011.  Our shares of common stock are traded under the symbol “KIPO.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for the period beginning December 12, 2011, our initial listing date, through December 31, 2011.

	Price Range
Quarter Ended	High	Low
December 31, 2011	$10.73	$8.00

As of February 23, 2012, we had approximately 1,440 stockholders of record.  Approximately half of the outstanding shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 2,515 additional beneficial holders of our common stock.

Shares of business development companies like us may, during some periods, trade at a market price higher than our net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at a market price lower than our net asset value per share. The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease.  We cannot predict whether our common stock may trade at prices that are at, above, or below our net asset value.

Sales of Unregistered Securities

On May 14, 2008, our investment adviser, Keating Investments, purchased 100 shares of our common stock at a price of $10.00 per share as our initial capital.  On November 12, 2008, we completed the final closing of our private placement offering.  We sold a total of 569,800 shares of our common stock in our private placement offering at a price of $10.00 per share raising aggregate gross proceeds of $5,698,000.  After the payment of commissions and other offering costs of approximately $454,566, we received aggregate net proceeds of approximately $5,243,434 in connection with our private placement offering.  Our current officers and directors acquired 145,200 shares of our common stock in this private offering.

Distribution Policy

Dividends and distributions to our common stockholders must be approved by our Board of Directors and any dividend payable is recorded on the ex-dividend date. On February 11, 2011, our Board of Directors declared a special cash distribution of $446,837, or $0.13 per share outstanding on the record date.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011. This special cash distribution was based on the unrealized appreciation we had recorded on our NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.

For income tax purposes, distributions paid to our stockholders are characterized and reported as ordinary income, return of capital, long term capital gains or a combination thereof.  Our distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for income tax purposes since we did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011.

Distributions to our stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution.  All distributions will be paid at the discretion of our Board of Directors.  Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts.  Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not expect to receive net ordinary income from which we could make distributions to our stockholders.  Our distributions will also depend on our financial condition, maintenance of our RIC status, income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

We will have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of up to 36 months.  Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event through either an IPO or sale of the company, and our ability to dispose of our positions at a gain following the liquidity event.  We can give no assurance that we will be able to realize any net capital gains from the sale of our portfolio company investments.  Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will typically be paid only from net capital gains, if any, from the disposition of our portfolio company investments, after reduction for any incentive fees, operating expenses or other retained amounts.

Distributions in excess of our accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.  The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Our distribution of $446,837 paid to stockholders in February 2011 was characterized as a return of capital for income tax purposes.  There can be no certainty to stockholders that this determination is representative of what the tax attributes of our future distributions to stockholders, if any, will actually be.  Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of portfolio company investments, and/or a return of capital which is a nontaxable distribution) is mailed to our stockholders.

In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser or our operating expenses, we may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax that we pay on the retained realized net capital gain.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend or distribution, then our stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends or distributions. Our distribution of $446,837 to stockholders in February 2011 was not eligible for reinvestment under the dividend reinvestment plan since our shares of common stock had not yet been listed on a stock exchange at the time of the distribution.

Performance Graph

Our common stock was listed and began trading on the Nasdaq Capital Market on December 12, 2011.  Due to our limited trading history, we do not have five years of performance history.  Accordingly, the following stock performance graph compares the cumulative total return of holders of our common stock with the cumulative total returns of the S&P 500 Index and the Nasdaq Financial 100 Index for the period beginning December 12, 2011 and ending December 31, 2011. The graph assumes that the value of the investment in our common stock and in each of the indices was $100 on December 12, 2011, and tracks it through December 31, 2011 (including reinvestment of dividends).

This graph and other information furnished under Part II. Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2011, 2010 and 2009 and for the period from May 9, 2008 (Inception) through December 31, 2008 is derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

				At December 31, 2008
				and for the Period
				from May 9, 2008
	At and for the Years Ended			(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008

Statement of Operations Data:
Total investment income	$54,348	$54,009	$10,637	$14,005
Base management fees	1,153,058	218,876	90,904	11,990
Incentive fees	152,757	115,423	-	-
Administrative expenses allocated from investment adviser	450,019	404,633	269,384	28,041
Total operating expenses	3,764,370	2,031,002	1,006,615	542,965
Net investment (loss)	(3,710,022)	(1,976,993)	(995,978)	(528,960)
Net change in unrealized appreciation on investments	763,784	577,116	-	-
Net (decrease) in net assets resulting from operations	(2,946,238)	(1,399,877)	(995,978)	(528,960)

Per Share Data:
Net asset value per common share	$8.23	$7.85	$6.53	$8.27
Net investment (loss) (1)	(0.54)	(1.43)	(1.75)	(1.79)
Net (decrease) in net assets resulting from operations (1)	(0.43)	(1.01)	(1.75)	(1.79)
Distributions declared (1)	0.06	-	-	-

Balance Sheet Data at Period End:
Investment in portfolio company securities at fair value	37,273,980	$4,177,607	$-	$-
Short-term investments at fair value	-	13,500,000	3,000,000	4,411,127
Cash and cash equivalents	39,606,512	4,753,299	367,918	367,588
Total assets	76,943,238	22,856,713	3,903,387	4,810,163
Total liabilities	558,523	400,313	183,891	94,689
Net assets	76,384,715	22,456,400	3,719,496	4,715,474
Common shares outstanding	9,283,781	2,860,299	569,900	569,900

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

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Keating Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

●	our future operating results;

●	our business prospects and the prospects of our existing and prospective portfolio companies;

●	the impact of the investments we expect to make;

●	our ability to identify future portfolio companies that meet our investment criteria;

●	the impact of a protracted decline in the IPO market on our business;

●	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

●	the expected market for venture capital investments in later stage, private, pre-IPO companies;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	our ability to access the equity markets to raise capital to fund future portfolio company investments;

●	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

●	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

●	our regulatory structure and tax status, including any changes in laws and regulations;

●	our ability to operate as a business development company and a regulated investment company;

●	the adequacy of our cash resources and working capital;

●	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

●	the timing, form and amount of any dividend distributions;

●	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

●	our ability to recover unrealized losses.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under “Risk Factors” In Item 1A.  You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” under Item 1A and “Forward-Looking Statements” of this Item 7.

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the 1940 Act.  As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. We intend to operate so as to qualify as a RIC and, as such, we have made no provision for income taxes as of December 31, 2011.

We are externally managed by Keating Investments, an investment adviser that was founded in 1997 and is registered under the Advisers Act.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.  Our investment activities are managed by Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement. See “Investment Advisory and Administrative Services Agreement” below.

We specialize in making pre-IPO investments in innovative, emerging growth companies that are committed to and capable of becoming public.  We provide investors with the ability to participate in a unique fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status.  Our shares are listed on Nasdaq under the ticker symbol “KIPO.”.

By design, our fund has been structured as a high risk/high return investment vehicle.  While we have discretion in the investment of our capital, we seek long-term capital appreciation through investments principally in equity securities that we believe will maximize our total return. Our equity investments are not expected to generate current income (i.e., dividends or interest income), which makes us different from other business development companies that primarily make debt investments from which they receive current yield in the form of interest income. Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO.

Our investment objective is to maximize capital appreciation. We seek to accomplish our capital appreciation objective by making investments in the equity securities of later stage, typically venture capital backed, pre-IPO companies that are committed to and capable of becoming public. In accordance with our investment objective, we seek to invest in equity securities of principally U.S.-based, private companies with an equity value of between $100 million and $1 billion.  We refer to companies with an equity value of between $100 million and less than $250 million as “micro-cap companies” and companies with an equity value of between $250 million and $1 billion as “small-cap companies.”

We have identified three core investment criteria that we believe are important in meeting our investment objective. These core criteria provide the primary basis for making our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these core criteria.

●
High quality growth companies.  We seek to invest primarily in micro-cap and small-cap companies that are already generating annual revenue in excess of $10 million on a trailing 12-month basis and which we believe have growth potential.

●
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

●
Potential for return on investment.  Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, as discussed below, we seek to make investments that create the potential for a 2x return on our investment once the company is publicly traded and assuming our expected investment horizon of 36 months. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment, in which case our targeted return may be correspondingly reduced.

We generally acquire our equity securities principally through direct investments in prospective portfolio companies that meet our investment criteria.  However, we may also purchase our equity securities directly from current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the company or its management is coordinating the transaction process.  We use a disciplined approach to our initial investment assessment and continued portfolio monitoring which relies primarily on the detailed financial and business information we receive about the portfolio company and our access to and discussions with management, both prior to and after our investment.   We expect that the primary sources of our investment opportunities will be from our relationships with venture capital firms and investment banks.  Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Menlo Park, California.

Our portfolio company investments are currently composed of, and we anticipate that our portfolio will continue to be composed of, investments primarily in the form of preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures or loans that are convertible into or settled with common stock.  At December 31, 2011, none of our portfolio company investments were convertible debentures or loans.

We believe that investing in an issuer’s most senior equity securities or negotiating certain structural protections is one way to potentially mitigate the otherwise high risks associated with pre-IPO investing.  The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  However, the equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer.  In each case, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  Of our investments in 12 private portfolio companies as of December 31, 2011, we have been provided some structural protection with respect to investments in six of these portfolio companies.

We typically do not seek to take a control position in our investments through ownership, board seats, observation rights or other control features. However, we offer significant managerial assistance to our portfolio companies.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions.  Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing.  As a result, we believe that public companies typically trade at higher valuations – generally 2x or more – than private companies with similar financial attributes.  By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium.  There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

In general, we seek to invest in later stage, private, pre-IPO companies that we believe will be able to file a registration statement with the SEC for an IPO within approximately 12 months after our initial investment, and complete an IPO and obtain an exchange listing within approximately 18 months after the closing of our initial investment.  After the IPO is completed, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180 day period following the IPO.  Once this lockup restriction expires, we expect to sell our shares in the portfolio company in the public markets over the following 12 months. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality.  Accordingly, we anticipate our typical investment horizon for portfolio investments will be  36 months, however, we may pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment.  In each case, we have the discretion to hold securities for a longer period.

We are focused on the potential value transformation that we believe our portfolio companies will experience as they complete an IPO and become publicly traded and correspondingly achieve a market equity value comparable to their publicly traded peers.  We target our investments in portfolio companies that we believe can complete this value transformation within our targeted 36-month holding period, compared to typical private equity and venture capital funds which take typically seven years or more.  As a result, we may have low or negative returns in our initial years with any potential valuation accretion typically occurring in later years as our portfolio companies complete their IPOs and become publicly traded.  However, there can be no assurance that we will be able to achieve our targeted return on any individual portfolio company investment if and when it goes public, or on the portfolio as a whole.

Based on the current level of our assets, we expect that the size of our individual portfolio company investments will range from approximately $3 to $5 million, but we may invest more than this amount in certain opportunistic situations.  Depending on whether we are able to increase the amount of our invested capital through additional offerings of our common stock, the range of our potential investment size may increase.  We expect that most of our portfolio company investments will represent about 5% of our gross assets at the time of investment.  However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets at the time of investment.  We expect these percentages will fluctuate over time based on a variety of factors including, but not limited to, additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity.  We currently expect to have a portfolio of 20 to 30 companies, depending on whether we are able to increase the amount of our invested capital through additional offerings of our common stock.

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO. We are typically prohibited from exiting investments in our publicly traded portfolio companies until the expiration of the customary 180-day post-IPO lockup period.  These agreements, which we are usually required to enter into as part of our investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180 days following an IPO. We may dispose of these securities at our discretion at any time following the lockup period based on our business judgment.  However, we will have no ability to mitigate the high volatility that is a typical characteristic of IPO aftermarket trading and is driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.

For our portfolio company investments where the lockup period following the IPO has expired and the stock becomes freely tradable, we typically do not begin selling automatically upon expiration of the lockup period. We expect to sell our positions over a period of time, typically during the 12 months following the expiration of our lockup, although we may sell more rapidly or in one or more block transactions.  Factors that we may consider include, but are not limited to, the following:

●	The target price determined by our investment adviser based on its business judgment and what it believes to be the portfolio company’s intrinsic value.

●
The application of public company multiples and our proprietary analysis to a variety of operating metrics for each portfolio company. The primary operating metrics that we typically consider are revenue, EBITDA and net income.

●
Other factors that may be adversely or favorably affecting a particular portfolio company’s stock price, including overall market conditions, industry cyclicality, or issues specific to the portfolio company.

While we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, under certain circumstances, we may consider making additional investments in a publicly traded portfolio company in open market purchases, which will increase our position in the company.  We typically will consider open market purchases of shares in our publicly traded portfolio companies as a means to bring our overall investment closer to our targeted 5% of our gross assets per portfolio company investment.  In such cases, our initial private investments may have been limited due to the level of our gross assets at the time of the initial investment.  However, we may be unable to make follow-on investments in our publicly traded portfolio companies as a result of certain regulatory restrictions on a business development company’s investments in publicly traded securities with market capitalizations in excess of $250 million.  See “Regulation as a Business Development Company” under Item 1 above.

As of December 31, 2011, we believe all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act, with the exception of 50,000 shares of Solazyme, Inc. common stock with a cost and value of $553,259 and $595,000, respectively, purchased in open market transactions during the fourth quarter of 2011.

Current Economic and Market Environment

Beginning in the fall of 2008, the global economy entered a financial crisis and recession. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown.  While certain economic conditions in the United States have shown signs of improvement, economic growth has been slow and uneven as consumers continue to be affected by high unemployment rates and depressed housing values. In addition, recent concerns and events such as economic uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies, U.S. debt and budget matters and the sovereign debt crisis in Europe, may continue to impact economic recovery and the financial services industry. There can be no assurance that governmental or other measures to aid economic recovery will be effective. During such economic uncertainty and market volatility, we may have difficulty raising equity capital to fund additional portfolio company investments once we become fully invested.  Continued adverse economic conditions could also have a material adverse effect on our portfolio companies (including their ability to complete IPOs), our business and the value of your investment.

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

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States' debt could result in increasing borrowing costs, a falling dollar, less stable financial markets and slowing or negative economic growth in the near term.  These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds.  Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of December 31, 2011, accounted for 7.2% percent of our investment portfolio and 3.5% of our gross assets.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

In addition to the downgrade of the U.S. credit rating, on August 8, 2011, S&P downgraded the credit ratings of Fannie Mae, Freddie Mac, and other entities linked to long-term U.S. debt.  As of December 31, 2011, our portfolio consisted of $39.5 million of money market funds that invest in U.S. Treasuries and other U.S. Government agency-backed securities.  These money market funds could be adversely affected by these recent credit downgrades.

Portfolio and Investment Activity

The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations.  Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date.  However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices.  Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of December 31, 2011 and December 31, 2010, 45.0% and 18.3%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

Portfolio Composition

The following table details the composition of our portfolio company investments by security, at cost and value as of December 31, 2011.

			December 31, 2011

							Unrealized
	Investment		Shares/	Cost			Appreciation
Portfolio Company	Date	Investment Description	Warrants	(Per Share)	Cost	Value	(Depreciation)

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Jan-10	Common Stock	160,000	$6.25	$1,000,000	$732,800	$(267,200)

Solazyme, Inc.	Jul-10	Common Stock	112,927	8.86	999,991	1,343,831	343,840
Solazyme, Inc.	Q4 2011	Common Stock - Open Market Purchases	50,000	11.07	553,259	595,000	41,741

Total - Publicly Traded Portfolio Companies					$2,553,250	$2,671,631	$118,381

Private Portfolio Companies That Have Filed for an IPO:

BrightSource Energy, Inc.	Feb-11	Series E Convertible Preferred Stock	288,531	8.66	$2,500,006	$2,500,006	$-

Corsair Components, Inc.	Jul-11	Common Stock	3,200,000	1.07	3,411,080	5,400,000	1,988,920
	Jul-11	Common Stock Warrants	800,000	0.74	589,000	210,000	(379,000)

Total - Private Portfolio Companies That have Filed for an IPO					$6,500,086	$8,110,006	$1,609,920

Private Portfolio Companies:
Livescribe, Inc.	Jul-10	Series C Convertible Preferred Stock	1,000,000	0.47	$471,295	$139,000	$(332,295)
	Jul-10	Series C Convertible Preferred Stock Warrants	125,000	0.23	29,205	1,140	(28,065)
	Jul-11	Series C-1 Convertible Preferrred Stock	54,906	0.47	25,925	7,637	(18,288)
	Jul-11	Series C-1 Convertible Preferred Stock Warrants	6,863	0.23	1,556	100	(1,456)
	Nov-11	Series C-1 Convertible Preferrred Stock	45,754	0.47	21,603	6,364	(15,239)
	Nov-11	Series C-1 Convertible Preferred Stock Warrants	5,719	0.23	1,297	83	(1,214)

MBA Polymers, Inc.	Oct-10	Series G Convertible Preferred Stock	1,100,000	1.00	1,100,000	1,100,000	-
	Feb-11	Series G Convertible Preferred Stock	900,000	1.00	900,000	900,000	-

Harvest Power, Inc.	Mar-11	Series B Convertible Preferred Stock	580,496	4.31	2,499,999	2,499,999	-

Suniva, Inc.	Mar-11	Series D Convertible Preferred Stock	197,942	12.63	2,500,007	2,500,007	-

Xtime, Inc.	Jun-11	Series F Convertible Preferred Stock	1,573,234	1.91	3,000,000	3,000,000	-
	Aug-11	Common Stock Warrants	22,581	-	-	9,156	9,156

Metabolon, Inc.	Aug-11	Series D Convertible Preferred Stock	2,229,021	1.79	4,000,000	4,000,000	-

Kabam, Inc.	Aug-11	Series D Convertible Preferred Stock	1,046,017	1.27	1,328,860	1,328,860	-

Tremor Video, Inc.	Sep-11	Series F Convertible Preferred Stock	642,994	6.22	4,000,001	4,000,001	-

TrueCar, Inc.	Sep-11	Common Stock	566,037	5.30	2,999,996	2,999,996	-

Agilyx Corporation	Dec-11	Series C Convertible Preferred Stock	1,092,956	3.66	4,000,000	4,000,000	-

Total - Private Portfolio Companies					$26,879,744	$26,492,343	$(387,401)

Total - All Portfolio Companies					$35,933,080	$37,273,980	$1,340,900

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

NeoPhotonics completed an IPO on February 2, 2011 at a price of $11.00 per share.  NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN.  Immediately prior to the IPO, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock.  The shares of NeoPhotonics common stock we received upon conversion were subject to a 180-day lockup provision which expired in August 2011. At December 31, 2011, our common stock investment in NeoPhotonics was valued at $732,800 based on NeoPhotonics’ closing market price of $4.58 per share.

Solazyme, Inc. On July 16, 2010, we completed a $999,991 investment in the Series D convertible preferred stock of Solazyme, Inc. (“Solazyme”).  Our investment in Solazyme was part of a $60 million Series D preferred stock offering.   Solazyme is a renewable oils and green bioproducts company based in South San Francisco, California.  Founded in 2003, Solazyme develops and commercializes algal oil and bioproducts for the fuels and chemicals, nutrition, and skin and personal care markets.

Solazyme completed an IPO on May 27, 2011 at a price of $18.00 per share.  Solazyme is listed on the Nasdaq Global Market under the ticker symbol SZYM.  Immediately prior to the IPO, our Solazyme Series D preferred stock converted into 112,927 shares of Solazyme common stock.  The shares of Solazyme common stock we received upon conversion were subject to a 180-day lockup provision which expired in November 2011. We also purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $553,259, or $11.07 per share, including commissions during the fourth quarter of 2011.  At December 31, 2011, our common stock investment in Solazyme was valued at $1,938,831 based on Solazyme’s closing market price of $11.90 per share.

During January 2012, we also purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $527,500, or $10.55 per share, including commissions.

BrightSource Energy, Inc. On February 28, 2011, we completed a $2,500,006 investment in the Series E convertible preferred stock of BrightSource Energy, Inc. (“BrightSource”), which BrightSource included as part of its February 28, 2011 closing.  Our investment in BrightSource was part of a $200 million Series E preferred stock offering.  BrightSource, headquartered in Oakland, California, is a developer of utility scale solar thermal plants which generate solar energy for utility and industrial companies using its proprietary solar thermal tower technology.  On April 22, 2011, BrightSource filed a registration statement on Form S-1 for a $250 million IPO of its common stock.  BrightSource filed amendment No. 6 to its registration statement on February 10, 2012.  In the event of a qualifying IPO, each share of Series E convertible preferred stock would be automatically converted into shares of BrightSource’s common stock at the lower of: (i) the purchase price per share of Series E convertible preferred stock, subject to customary adjustments such as stock splits, or (ii) 80% of the offering price in the qualifying IPO.  Based on this structural protection, the holders of Series E convertible preferred stock would be entitled to a minimum unrealized return of 1.25x on their investment at the time of the IPO based on the IPO price.  However, the common stock received upon conversion would be subject to a 180-day lockup period following the completion of the IPO.  We can give no assurances that BrightSource will complete an IPO, and even if completed, when it may be completed and at what price and under what terms.  At December 31, 2011, our Series E convertible preferred stock investment in BrightSource was valued at $2,500,006 based upon a fair value determination made in good faith by our Board of Directors.

Corsair Components, Inc. On July 6, 2011, we completed a $4,000,080 investment in the common stock and warrants of Corsair Components, Inc. (“Corsair”) as part of a private purchase transaction with certain founders and current and former management employees of Corsair (the “Sellers”).  Corsair is a private company headquartered in Fremont, California and is a designer and supplier of high-performance components to the personal computer, or PC, gaming hardware market.  Corsair had previously filed a registration statement on Form S-1 on April 23, 2010 for an IPO of its common stock.  Corsair filed amendment No. 8 to its registration statement on February 3, 2012.  In the event of an IPO, the common stock held by us would be subject to a 180-day lockup period following the completion of the initial public offering.  Shares of our Corsair common stock also have certain demand and piggyback registration rights.

Pursuant to the common stock and warrant purchase agreement governing the private purchase transaction with the Sellers, we purchased 3,200,000 shares of Corsair common stock at price of $1.25 per share and 800,000 common stock warrants at a price of $0.0001 per warrant. The warrants were negotiated as a structural protection and grant us the right to purchase from the Sellers up to 800,000 shares of Corsair common stock at an exercise price of $0.01 per share. The warrants expire on the earlier of: (i) the consummation of an IPO by Corsair at an offering price of at least $2.50 per share of common stock, (ii) upon a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of at least $2.50 per share, or (iii) July 6, 2016.  These warrants would entitle us to a minimum unrealized return of 2x on our overall Corsair investment at the time of the IPO based on the IPO price, provided Corsair prices at its IPO at $2.00 per share or greater.

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

To estimate the fair value of warrants as of the initial investment date, the common stock and warrants were considered components of a portfolio of securities purchased for $4,000,080.  However, since the number of common shares underlying the warrants is variable based on whether an IPO or sale of Corsair is greater than $2.50 per share (in which case, the number of warrants is zero) or is $2.00 or less per share (in which case, the number of warrants is 800,000), the fair value of the warrants was derived using an option pricing model within the framework of a Monte Carlo numerical-based analysis, which takes into consideration the variability in the number of common shares underlying the warrants based on a range of IPO or sale prices for Corsair.

For financial reporting purposes, our investment in Corsair common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment.  At December 31, 2011, our common stock investment in Corsair was valued at $5,400,000 based on a fair value determination made in good faith by our Board of Directors.  At December 31, 2011, our common stock warrants in Corsair were valued at $210,000 based on a fair value determination made in good faith by our Board of Directors.

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

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model.  At December 31, 2011, our Series C convertible preferred stock investment in Livescribe was valued at $139,000 based on a fair value determination made in good faith by our Board of Directors.  At December 31, 2011, our Series C convertible preferred stock warrants in Livescribe were valued at $1,140 based on a fair value determination made in good faith by our Board of Directors.

On July 8, 2011, we completed a $27,481 investment in the Series C-1 convertible preferred stock and warrants of Livescribe as part of the first tranche closing which raised a total of $4.5 million from certain of Livescribe’s existing preferred stock investors.  On November 14, 2011, we completed a $22,890 investment in the Series C-1 convertible preferred stock and warrants of Livescribe as part of the second tranche closing which raised a total of $3.7 million from certain of Livescribe’s existing preferred stock investors.  We made our decision to invest in the Series C-1 convertible preferred stock round principally on our assessment of Livescribe’s business opportunity and prospects at the time of the investment.

For financial reporting purposes, our investment in Livescribe’s Series C-1 convertible preferred stock was assigned a cost of $47,528, and the warrants were assigned a cost of $2,853 based on the fair value of the warrants as of their respective investment dates calculated using the Black-Scholes option pricing model.  At December 31, 2011, our Series C-1 convertible preferred stock investment in Livescribe was valued at $14,001 based on a fair value determination made in good faith by our Board of Directors.  At December 31, 2011, our Series C-1 convertible preferred stock warrants in Livescribe were valued at $183 based on a fair value determination made in good faith by our Board of Directors.

On January 12, 2012, we made an investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of the first tranche closing which raised a total of $3.3 million from certain of Livescribe’s existing preferred stock investors.  We also committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe as part of a two additional closings that are expected to occur during 2012.  The proceeds of the Series C-2 convertible preferred stock round are intended to provide additional working capital for Livescribe to continue its operations through 2012, although there are no assurances that Livescribe will have sufficient capital to operate through 2012 and it is possible that certain significant investors may decide not to fund their remaining Series C-2 commitments.  If we had not funded, or failed to commit to fund, our pro rata share of the Series C-2 round, our Series C convertible preferred stock would have been converted into common stock at an unfavorable rate compared to the existing conversion rate, and we would have lost any liquation preference or other rights and privileges otherwise applicable to our Series C preferred stock.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $14.6 million.  MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  At December 31, 2011, our Series G convertible preferred stock investment in MBA Polymers was valued at $2,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Harvest Power, Inc. On March 9, 2011, we completed a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”).  Our investment in Harvest Power was part of a $66 million Series B preferred stock offering.   Founded in 2008 and headquartered in Waltham, Massachusetts, Harvest Power acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy.  At December 31, 2011, our Series B convertible preferred stock investment in Harvest Power was valued at $2,499,999 based upon a fair value determination made in good faith by our Board of Directors.

Suniva, Inc. On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Our investment in Suniva was part of a $106 million Series D preferred stock offering.  Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products.  At December 31, 2011, our Series D convertible preferred stock investment in Suniva was valued at $2,500,007 based upon a fair value determination made in good faith by our Board of Directors.

Xtime, Inc. On June 14, 2011, we completed a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”).  Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor.  Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments. At December 31, 2011, our Series F convertible preferred stock investment in Xtime was valued at $3,000,000 based upon a fair value determination made in good faith by our Board of Directors.

In August 2011, Xtime completed the final closing of the $5 million Series F convertible preferred stock round.  As part of the final closing, Xtime’s existing investors who invested more than their pro rata share in the Series F convertible preferred round (based on amounts they had invested in Xtime’s prior preferred stock rounds), received warrants to acquire shares of Xtime’s common stock at an exercise price of $0.01 per share.  In order to preserve our post-money, fully diluted ownership interest in Xtime, we also received warrants to acquire 22,581 shares of Xtime common stock on the same terms as the warrants issued to existing investors.  In the event Xtime completes a qualifying IPO, the number of warrants will be reduced by 50%. At December 31, 2011, our common stock warrants in Xtime were valued at $9,156 based on a fair value determination made in good faith by our Board of Directors.

Metabolon, Inc. On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”).  Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor.  Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells.  Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer.  At December 31, 2011, our Series D convertible preferred stock investment in Metabolon was valued at $4,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc. On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”).  Our investment in Kabam was part of an $86 million Series D preferred stock offering.  Founded in 2006 and headquartered in Redwood City, California, Kabam is a leader in the next wave of Internet-based social gaming by combining the immersion of massively multiplayer games with the connectivity and interaction of social games.  At December 31, 2011, our Series D convertible preferred stock investment in Kabam was valued at $1,328,860 based upon a fair value determination made in good faith by our Board of Directors.

Tremor Video, Inc. On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”).  Our investment in Tremor Video was part of a $37 million Series F preferred stock offering. Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to Fortune 1000 brand advertisers and top tier publishers of Web videos.    At December 31, 2011, our Series F convertible preferred stock investment in Tremor Video was valued at $4,000,001 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc. On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”).  Our investment in TrueCar was part of a $50 million common stock offering.  Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle.  At December 31, 2011, our common stock investment in TrueCar was valued at $2,999,996 based upon a fair value determination made in good faith by our Board of Directors.

Agilyx Corporation. On December 16, 2011, we completed a $4,000,000 investment in the Series C convertible preferred stock of Agilyx Corporation (“Agilyx”).  Our investment in Agilyx was part of a $25 million Series C convertible preferred stock offering, in which we were the lead investor. Founded in 2004 and based in Beaverton, Oregon, Agilyx is an alternative energy company that economically converts difficult-to-recycle waste plastics into high value synthetic oil.  At December 31, 2011, our Series C preferred stock investment in Agilyx was valued at $4,000,000 based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of December 31, 2011 and December 31, 2010.

	December 31, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Convertible Preferred Stock	$26,347,696	$25,981,874	69.70%	$3,571,286	$4,149,991	99.34%
Convertible Preferred Stock Warrants	32,058	1,323	0.00%	29,205	27,616	0.66%
Common Stock	6,411,076	8,399,996	22.54%	-	-	-
Common Stock Warrants	589,000	219,156	0.59%	-	-	-

Publicly Traded Portfolio Companies:
Common Stock	2,553,250	2,671,631	7.17%	-	-	-

	$35,933,080	$37,273,980	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of our portfolio company investments by industry classification at cost and value as of December 31, 2011 and December 31, 2010.

	December 31, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Internet & Software	$11,328,857	$11,338,013	30.42%	$-	$-	-
Cleantech	15,053,262	15,438,843	41.42%	2,099,991	2,099,991	50.27%
Technology	9,550,961	10,497,124	28.16%	1,500,500	2,077,616	49.73%

Total	$35,933,080	$37,273,980	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of our portfolio company investments by geographic region of the United States at cost and value as of December 31, 2011 and December 31, 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$22,933,073	$24,273,973	65.12%	$3,600,491	$4,177,607	100.00%
Northeast	6,500,000	6,500,000	17.44%	-	-	-
Southeast	6,500,007	6,500,007	17.44%	-	-	-

Total	$35,933,080	$37,273,980	100.00%	$3,600,491	$4,177,607	100.00%

Portfolio Analysis

The total value of our investments in 14 portfolio companies was $37.3 million at December 31, 2011, as compared to $4.2 million in four portfolio companies at December 31, 2010. During the year ended December 31, 2011, we made investments totaling $30.8 million in 10 new private portfolio companies, follow-on investments of $0.9 million in two existing private portfolio companies, and $0.6 million in open market purchases of Solazyme, Inc. (“Solazyme”), one of our existing publicly traded portfolio companies. As of December 31, 2011, the net unrealized appreciation on our portfolio company investments was $1.3 million, which is primarily short-term in character as of December 31, 2011, compared to $0.6 million of net unrealized appreciation as of December 31, 2010.

Our preferred and common stock, warrants, and equity interests are generally non-income producing.  Except for the convertible preferred stock investment in Harvest Power, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. In the case of Harvest Power, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company's board of directors or upon a qualifying liquidation event.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

We assess our portfolio company investments against a number of our targeted performance metrics including, among others:

●	whether the portfolio company has filed a registration within 12 months of our initial investment;

●	whether the portfolio company has completed an IPO within 18 months of our initial investment;

●	whether we were able to liquidate our portfolio company interests within 36 months of our initial investment;

●	whether we were able to achieve our targeted 2x unrealized return on our portfolio company investment at the time of its IPO based on the IPO price; and

●	whether we were able to dispose of our portfolio company interests to achieve our targeted 2x realized return upon sale of our investment.

In the event we acquire investments where we believe there may be a shorter expected investment horizon, such as when we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment, we may correspondingly reduce our targeted return and adjust our targeted performance metrics accordingly.

In making our performance assessment, we have grouped our portfolio company investments into three categories. Our first category is our portfolio companies that have completed an IPO, or what we refer to as our publicly traded portfolio companies.  Our publicly traded portfolio companies include those companies whose securities we hold may still be subject to a post-IPO lockup restriction. Our second category is our portfolio companies that have filed a registration statement but have not completed an IPO, or what we refer as private portfolio companies that have filed for an IPO.  The third category is our portfolio companies that have neither filed a registration statement nor completed an IPO, or what we refer as our private portfolio companies.

As of December 31, 2011, our portfolio consisted entirely of equity securities.   Our two publicly traded portfolio companies, NeoPhotonics and Solazyme, represented by value approximately 7.2% of our total portfolio company securities at December 31, 2011. Two of our private portfolio companies, BrightSource and Corsair, are currently in registration with the SEC to complete their respective IPOs and represented by value approximately 21.7% of our total portfolio company securities at December 31, 2011.  The remaining 71.1% of our portfolio company securities by value at December 31, 2011 consisted of restricted securities in 10 private companies which have not completed or filed for an IPO.  Over time, as we continue to make additional investments and as our initial investments make progress towards or complete an IPO, we expect our overall portfolio to be more evenly spread across different stages, such as readying for an IPO (first 12 months after our investment), completion of an IPO (at approximately after 18 months after our investment), and disposition of our investment following the post-IPO lockup period (typically, 24 to 36 months after our investment).

Publicly Traded Portfolio Companies. NeoPhotonics and Solazyme have completed IPOs and the lockup restrictions on our NeoPhotonics and Solazyme securities expired in August 2011 and November 2011, respectively.

NeoPhotonics priced its IPO and listed on the New York Stock Exchange on February 2, 2011, after an initial registration statement filing on April 15, 2010. Based on our investment date of January 25, 2010, NeoPhotonics filed its registration statement and completed its IPO within three months and 12 months, respectively, of our investment, compared to our targeted time frames of 12 months and 18 months.  As of December 31, 2011, we own 160,000 shares of NeoPhotonics common stock at a cost basis of $6.25 per share.  Based on NeoPhotonics’ IPO price of $11.00 per share, which represented a 1.8x unrealized return based on the IPO price, we were slightly below our targeted 2x unrealized return at the time of the IPO.  Since the IPO, the price of NeoPhotonics shares have been volatile, with a closing market price of $4.58 as of December 30, 2011 which, compared to our cost of $6.25 per share, is below the targeted return we seek to achieve upon a sale of our investment.

As of December 31, 2011, we have not sold any of our shares in NeoPhotonics, and this investment has been in our portfolio for 23 months, compared to our targeted 36-month overall holding period.  While NeoPhotonics is currently trading below our sale price target, the stock is still close to our cost basis.   NeoPhotonics’ stock has continued to suffer both from industry issues as well as the company’s recent announcement that it would report revenue and earnings below its previous guidance.

Solazyme priced its IPO and listed on Nasdaq on May 27, 2011, after an initial registration statement filing on March 11, 2011.  Based on our investment date of July 16, 2010, Solazyme filed its registration statement and completed its IPO within eight months and 11 months, respectively, of our investment, compared to our targeted time frames of 12 months and 18 months.  As of December 31, 2011, we own 112,927 shares at a cost basis of $8.86 per share, excluding any additional shares that we acquired in open market transactions since the IPO.  Based on Solazyme’s IPO price of $18.00 per share, which represented a 2.0x unrealized return based on the IPO price, we were at our targeted 2x unrealized return at the time of the IPO.  Since the IPO, the price of Solazyme shares have been volatile, with a closing market price of $11.90 as of December 30, 2011 which, compared to our cost of $8.86 per share, is below the targeted return we seek to achieve upon a sale of our investment.

As of December 31, 2011, we have not sold any of our shares in Solazyme, and this investment has been in our portfolio for 18 months, compared to our targeted 36-month overall holding period.  Although we believe that the performance of Solazyme has been positive and that the company has met all of its stated milestones thus far, we believe the market price of this company reflects the inherent risks and uncertainties of the cleantech sector, and the inherent difficulties in evaluating early stage businesses where the achievement of significant revenue and earnings are usually many years in the future.  Additionally, the cleantech industry as a whole has been adversely impacted by the recent bankruptcy filing by solar panel manufacturer Solyndra which had previously received a substantial U.S. government loan guarantee, the global uncertainty about continued government subsidies to support these emerging technologies, and the continued challenges to find cost effective cleantech solutions.

We purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $553,259, or $11.07 per share, including commissions, during the fourth quarter of 2011.  During January 2012, we also purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $527,500, or $10.55 per share, including commissions.  Although we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, we made additional investments in Solazyme through open market purchases to bring our overall investment in Solazyme closer to our targeted 5% of our gross assets per portfolio company investment.  Our initial $1.0 million private investment in Solazyme was limited due to the level of our gross assets at the time of the initial investment.

There can be no assurances that we will be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies That Have Filed for IPO.   BrightSource and Corsair are currently in registration with the SEC to complete their respective IPOs. We believe that both of these companies are well positioned to benefit from the market becoming more favorable to IPOs. However, there can be no assurances that these companies will complete their IPOs in a timely manner or at all.

Corsair filed its initial registration statement with the SEC on April 23, 2010, prior to our investment on July 6, 2011.  As of December 31, 2011, Corsair has been in our portfolio for six months, compared to our targeted 18 months to complete an IPO and our targeted 36-month holding period.

BrightSource filed its initial registration statement with the SEC on April 22, 2011.  Based on our investment date of February 28, 2011, BrightSource filed its registration statement within two months of our investment, compared to our targeted time frame of 12 months.  As of December 31, 2011, BrightSource has been in our portfolio for 10 months, compared to our targeted 18 months to complete an IPO and our targeted 36-month holding period.

There can be no assurances that any of our private portfolio companies that have filed a registration statement will be able to complete their IPOs within our targeted time frame, or at all.  Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies. As of December 31, 2011, we also had investments in 10 private portfolio companies that had not filed a registration statement for an IPO.  These investments consist of convertible preferred stock, common stock, and warrants to purchase preferred stock and common stock.  As of December 31, 2011, these private portfolio company investments had an aggregate cost of $26.9 million and an aggregate value of $26.5 million, resulting in net unrealized deprecation of $0.4 million.

Our initial investments in two of these private portfolio companies, Livescribe and MBA Polymers, were made in 2010.  As of December 31, 2011, these initial investments in Livescribe and MBA Polymers have been in our portfolio for 18 and 15 months, respectively. Both of these investments are beyond are targeted 12-month period to file a registration statement, and we do not expect either of these private portfolio companies to complete an IPO within our targeted 18-month time frame following our initial investment.  We also believe two other private portfolio companies will not likely file a registration statement for an IPO within our targeted 12-month time frame following our initial investment.

As of December 31, 2011, the average holding period for our portfolio company investments is set forth in the chart below.

There can be no assurances that any of our private portfolio companies will file a registration statement within our targeted 12-month time frame or be able to complete an IPO within our targeted 18-month time frame, or at all.  Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted 36-month holding period or at prices that would allow us to our targeted 2x return, or any return at all.  In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.

In the event our portfolio companies fail to complete an IPO within our targeted 18-month time frame, we may need to make additional investments in these portfolio companies, along with other existing investors, to fund their operations.  In some cases, if we elect not fund our pro rata share of these additional investments, there may be adverse consequences including the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold. As of December 31, 2011, we had no contractual commitments to fund any investments in new or existing portfolio companies.  However, during January 2012, we made an investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of the first closing, and we committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe as part of a two additional closings that are expected to occur during 2012.

Of our investments in 12 private portfolio companies as of December 31, 2011, we have been provided some structural protection with respect to investments in six of these portfolio companies.  These structural protections include conversion rights upon an IPO which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  These protections are expected to enhance our ability to meet our targeted return on the investment.

As of December 31, 2011, the six private portfolio companies that have some type of structural protection have an aggregate cost of $19.5 million and an aggregate fair value of $21.1 million. We believe that the potential value associated with these structural protections is an important component of our investment strategy and, if realized, are expected to enhance our ability to meet our targeted return on the investments which include such features.  The terms of structural protections vary across each investment; currently the investments in which we have such protections would provide us with a minimum unrealized return ranging from 1.25x and up to 2x on the investment at the time of the IPO based on the IPO price. Our ability to realize the value of these structural protections will depend on a number of factors including the completion of the IPO, any adjustment to the terms that may be negotiated during the IPO process, the possible subsequent issuance of more senior securities that may impact the relative value of our investment, and fluctuations in the market price of the shares during the pendency of lockup restrictions.  As a result, there can be no assurance that we will be able to achieve our targeted return on our portfolio company investments once they go public even where these structural protections exist.

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

Set forth below are the results of operations for the years ended December 31, 2011, 2010 and 2009.

Investment Income

We expect that our investments in portfolio companies will consist of securities that typically do not provide current income through interest or dividend income.  We invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities, however, the investment income we generate from these money market funds is not expected to be significant.  Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and after the expiration of the customary 180-day post-IPO lockup agreement.  Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

Comparison of Years ended December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, we earned interest income from certificates of deposit and money market investments of $54,348 and $44,009, respectively.  During 2010, we also recorded other income of $10,000 representing a non-refundable due diligence fee received from a prospective portfolio company in December 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010.  No other investment income was recorded during 2011 or 2010.

Comparison of Years ended December 31, 2010 and 2009. For the years ended December 31, 2010 and 2009, we earned interest income from certificates of deposit and money market investments of $44,009 and $10,637, respectively.  The increase in our investment income in 2010 compared to 2009 was due primarily to the temporary investment of the net proceeds we received in 2010 from our continuous public offering.  During 2010, we also recorded other income of $10,000 representing a non-refundable due diligence fee received from a prospective portfolio company.

Operating Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See “Investment Advisory and Administrative Services Agreement” under Item 1 above.   We bear all other expenses of our operations and transactions, including, without limitation:

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

Comparison of Years ended December 31, 2011 and 2010.  Operating expenses for the years ended December 31, 2011 and 2010 were $3,764,370 and $2,031,002, respectively, an increase of $1,733,368 compared to the prior period.  A summary of the items comprising the increase in our operating expenses for 2011 compared to 2010 is set forth below:

	Year Ended
	December 31,	December 31,	Increase /
	2011	2010	(Decrease)
Operating Expenses
Base management fees	$1,153,058	$218,876	$934,182
Incentive fees	152,757	115,423	37,334
Administrative expenses allocated from investment adviser	450,019	404,633	45,386
Legal and professional fees	579,751	335,839	243,912
Directors' fees	130,289	108,000	22,289
Stock transfer agent fees	212,262	192,306	19,956
Printing and fulfillment expenses	185,536	108,192	77,344
Postage and delivery expenses	146,287	98,907	47,380
Stock issuance expenses	114,388	156,941	(42,553)
Travel and entertainment expenses	345,461	125,617	219,844
General and administrative expenses	294,562	166,268	128,294

Total Operating Expenses	$3,764,370	$2,031,002	$1,733,368

The increase of $934,182 in base management fees for 2011 compared to 2010 was the result of an increase in our gross assets on which the base management fee is calculated.  The increase in our gross assets in 2011 was primarily the result of the net proceeds received during 2011 from the sale of common stock in our continuous public offering, which concluded on June 30, 2011.

The increase of $37,334 in incentive fees for 2011 compared to 2010 was the result of the increase of $763,784 of net unrealized appreciation on our portfolio company investments that was recorded during 2011. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $45,386 in administrative expenses allocated from our investment adviser for 2011 compared to 2010 was primarily the result of the allocation to us of additional expenses associated with management, coordination and administration of the investor outreach during the final six months of our continuous public offering which concluded June 30, 2011.

The increase of $243,912 in legal and professional fees for 2011 compared to 2010 was primarily the result of: (i) an increase in audit and audit related expenses of $72,379 associated with the increase in our portfolio company investments in 2011 compared to 2010, (ii) an increase of $63,477 in fees paid to third-party valuation firms engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser, based on our increased portfolio company investment activity in 2011 compared to 2010, (iii) an increase of $61,393 in fees paid to public relations firms associated with the listing of our common stock on Nasdaq, and (iv) a fee of $40,000 paid to a recruiting firm in connection with the hiring of our current Chief Financial Officer in November 2011.

The increases of: (i) $19,956 in stock transfer agent fees, (ii) $77,344 in printing and fulfillment expenses, and (iii) $47,380 in postage and delivery expenses during 2011 compared to 2010 were primarily the result of an increase in the printing and production volume and related mailing of investor and marketing materials associated with the final six months our continuous public offering which concluded on June 30, 2011.

The increase of $219,844 in travel and entertainment expenses for 2011 compared to 2010 was primarily the result of an increase in travel and travel-related expenses related to investor conferences and meetings during the final six months of our continuous public offering which concluded June 30, 2011.

The increase of $128,294 in general and administrative expenses for 2011 compared to 2010 was primarily the result of an increase in expenses associated with press releases, brand marketing,  and web site improvements and online search optimization.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began in anticipation of the listing of our common stock on Nasdaq in December 2011.  We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets from time to time to raise additional capital to fund new portfolio company investments.  While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in the Company and an active trading market for our shares.

Comparison of Years ended December 31, 2010 and 2009. Operating expenses for the years ended December 31, 2010 and 2009 were $2,031,002 and $1,006,615, respectively, an increase of $1,024,387 compared to the prior period.  A summary of the items comprising the increase in our operating expenses for 2010 compared to 2009 is set forth below:

	Year Ended
	December 31,	December 31,	Increase /
	2010	2009	(Decrease)
Operating Expenses
Base management fees	$218,876	$90,904	$127,972
Incentive fees	115,423	-	115,423
Administrative expenses allocated from investment adviser	404,633	269,384	135,249
Legal and professional fees	335,839	254,572	81,267
Directors' fees	108,000	99,000	9,000
Stock transfer agent fees	192,306	133,554	58,752
Printing and fulfillment expenses	108,192	25,501	82,691
Postage and delivery expenses	98,907	16,908	81,999
Stock issuance expenses	156,941	-	156,941
Travel and entertainment expenses	125,617	27,420	98,197
General and administrative expenses	166,268	89,372	76,896

Total Operating Expenses	$2,031,002	$1,006,615	$1,024,387

The increase of $127,972 in base management fees for 2010 compared to 2009 was the result of an increase in gross assets on which the base management fee is calculated.  The increase in our gross assets in 2010 was primarily the result of net proceeds received during 2010 from the sale of common stock in our continuous public offering.

The increase of $115,423 in incentive fees for 2010 compared to 2009 was the result of recording an incentive fee payable to our investment adviser on the unrealized appreciation of our portfolio company investments as of December 31, 2010, while we held no portfolio company investments with unrealized appreciation as of December 31, 2009.  See “Investment Advisory and Administrative Services Agreement” below.

The increase of $135,249 in administrative expenses allocated from our investment adviser for 2010 compared to 2009 was primarily the result of: (i) the allocation to us of additional expenses associated with the management, coordination and administration of outreach activities designed to widen distribution of our shares in our continuous public offering, and (ii) the allocation to us of additional expenses associated with the management and implementation of our stockholder communications, investor relations and brand marketing initiatives.

The increase of $81,267 in legal and professional fees for the for 2010 compared to 2009 was primarily the result of: (i) an increase of $30,830 in audit and audit related expenses associated with the increase in our portfolio company investments in 2010 compared to 2009, (ii) an increase of $31,291 in fees paid to third-party valuation firms engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser, based on the commencement of our portfolio company investment activity in 2010, and (iii) an increase of $31,428 in fees paid to a consulting firm to review and test the effectiveness of our internal controls over financial reporting beginning in 2010.  These increases were offset by a decrease of $60,952 in legal fees paid to our attorneys.

The increase of $58,752 in stock transfer agent fees for 2010 compared to 2009 was primarily related to stock transfer agent fees for our continuous public offering being incurred for an entire 12 month period during 2010 while stock transfer agent fees were not incurred during 2009 until June 2009 when our continuous public offering commenced.

The increase of $82,691 in printing and fulfillment expenses for 2010 compared to 2009 was the result of: (i) an increase in the printing and production volume of periodic reports to our increasing stockholder base as required by state securities laws, (ii) an increase in the printing and production volume of other marketing and informational materials used in our investment origination activities, and (iii) an increase in fulfillment expenses related to inventory management and assembly of investor and broker-dealer kits and other marketing materials associated with our continuous public offering, which concluded on June 30, 2011.

The increase of $81,999 in postage and delivery expenses for 2010 compared to 2009 was primarily the result of an increase in the volume of kits and other marketing materials mailed to investors and broker-dealers in conjunction with our continuous public offering, which concluded on June 30, 2011.

The increase of $156,941 in stock issuance expenses for 2010 compared to 2009 was the result of expensing stock issuance costs associated with maintaining the registration of our continuous public offering (i.e., legal, accounting, printing and blue sky expenses), which expenses had, prior to the first closing under our continuous public offering, been capitalized as deferred offering costs and which were amortized as a reduction to paid-in capital ratably over the remaining term of the continuous public offering which concluded on June 30, 2011.

The increase of $98,197 in travel and entertainment expenses for 2010 compared to 2009 was primarily the result of an increase in travel and travel-related expenses related to investor conferences and meetings during 2010.

The increase of $76,896 in general and administrative expenses for 2010 compared to 2009 was primarily the result of: (i) an increase in database and information service subscription expenses, and (ii) an increase in expenses associated with attending seminars and conferences resulting from our brand marketing initiatives.

Net Investment Loss

Comparison of Years ended December 31, 2011 and 2010. Net investment loss for the years ended December 31, 2011 and 2010 were $3,710,022 and $1,976,993, respectively.  The increase of $1,733,029 in net investment loss for 2011 compared to 2010 is primarily attributable to an increase in our operating expenses of $1,733,368, as discussed above.

Basic and diluted net investment loss per common share was $0.54 for the year ended December 31, 2011, compared to basic and diluted net investment loss per common share of $1.43 for the year ended December 31, 2010.

Comparison of Years ended December 31, 2010 and 2009. Net investment loss for the years ended December 31, 2010 and 2009 were $1,976,993 and $995,978, respectively.  The increase of $981,015 in net investment loss for 2010 compared to 2009 is primarily attributable to an increase in our operating expenses of $1,024,387, as discussed above.

Basic and diluted net investment loss per common share was $1.43 for the year ended December 31, 2010, compared to basic and diluted net investment loss per common share of $1.75 for the year ended December 31, 2009.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Comparison of Years ended December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, the net change in unrealized appreciation (depreciation) on investments totaled $763,784 and $577,116, respectively.  The following table summarizes the cost and value of our portfolio company investments as of December 31, 2011 and 2010, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation on investments of $763,784 for the year ended December 31, 2011.

	December 31, 2011			December 31, 2010
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
Livescribe, Inc.	$550,881	$154,324	$(396,557)	$500,500	$527,616	$27,116	$(423,673)
MBA Polymers, Inc.	2,000,000	2,000,000	-	1,100,000	1,100,000	-	-
BrightSource Energy, Inc.	2,500,006	2,500,006	-	-	-	-	-
Harvest Power, Inc.	2,499,999	2,499,999	-	-	-	-	-
Suniva, Inc.	2,500,007	2,500,007	-	-	-	-	-
Xtime, Inc.	3,000,000	3,009,156	9,156	-	-	-	9,156
Corsair Components, Inc.	4,000,080	5,610,000	1,609,920	-	-	-	1,609,920
Metabolon, Inc.	4,000,000	4,000,000	-	-	-	-	-
Kabam, Inc.	1,328,860	1,328,860	-	-	-	-	-
Tremor Video, Inc.	4,000,001	4,000,001	-	-	-	-	-
TrueCar, Inc.	2,999,996	2,999,996	-	-	-	-	-
Agylix Corporation	4,000,000	4,000,000	-	-	-	-	-
							-
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation (1)	1,000,000	732,800	(267,200)	1,000,000	1,550,000	550,000	(817,200)
Solazyme, Inc. (1)	1,553,250	1,938,831	385,581	999,991	999,991	-	385,581

Total	$35,933,080	$37,273,980	$1,340,900	$3,600,491	$4,177,607	$577,116	$763,784

(1)
NeoPhotonics and Solazyme were considered private portfolio companies as of December 31, 2010 as NeoPhotonics and Solazyme did not complete their initial public offerings until February 2, 2011 and May 27, 2011, respectively.

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during 2011 reflects the change in market prices for these portfolio companies, and we will continue to be subject to market fluctuations in the prices of our publicly traded securities. The increase in the unrealized depreciation on our investment in Livescribe during 2011 was primarily the result of the deterioration in Livescribe’s operating performance compared to projections, its reduction in available cash and working capital resources, and its decline in net book value, supported by the then pending Series C-2 convertible preferred stock round being funded by existing investors at a lower valuation than the Series C and C-1 rounds. The increase in the unrealized appreciation on our investment in Corsair during 2011 was primarily the result of an increase in the relevant multiples for comparable public companies, Corsair’s operating performance compared to projections, recent prices for the redemption of common stock from certain current and former management, and other supporting factors.

During the years ended December 31, 2011 and 2010, we did not dispose of any of our investments in portfolio companies.  As a result, we did not generate any net realized gains or losses from our portfolio company investment activity during 2011 or 2010.  Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the value currently reflected in our financial statements, and this difference could be material.

Comparison of Years ended December 31, 2010 and 2009. For the years ended December 31, 2010 and 2009, the net change in unrealized appreciation (depreciation) on investments totaled $577,116 and $0, respectively.  The following table summarizes the cost and value of our portfolio company investments as of December 31, 2010 and 2009, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation on investments of $577,116 for the year ended December 31, 2010.

	December 31, 2010			December 31, 2009
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
NeoPhotonics Corporation (1)	$1,000,000	$1,550,000	$550,000	$-	$-	$-	$550,000
Solazyme, Inc. (1)	999,991	999,991	-	-	-	-	-
Livescribe, Inc.	500,500	527,616	27,116	-	-	-	27,116
MBA Polymers, Inc.	1,100,000	1,100,000	-	-	-	-	-

Total	$3,600,491	$4,177,607	$577,116	$-	$-	$-	$577,116

(1)
NeoPhotonics and Solazyme were considered private portfolio companies as of December 31, 2010 as NeoPhotonics and Solazyme did not complete their initial public offerings until February 2, 2011 and May 27, 2011, respectively.

We made our first portfolio company investment in January 2010 and, as a result, the net change in unrealized appreciation for 2010 was related solely to the four investments we made during 2010.  The net change in unrealized appreciation on investments for 2010 was the result of: (i) $550,000 in unrealized appreciation on our convertible preferred stock investment in NeoPhotonics reflecting, among other things, the terms of the Series X convertible preferred stock and NeoPhotonics’ filing of a registration statement for an IPO during 2010, and (ii) $28,705 and $1,589 in unrealized appreciation on our investments in the Series C convertible preferred stock and warrants to acquire  Series convertible preferred stock, respectively, reflecting the enhanced value associated with the warrants being issued only to certain investors in the initial closing of the Series C round.

Net Decrease in Net Assets Resulting From Operations and Per Share Information

 Comparison of Years ended December 31, 2011 and 2010. The net decrease in our net assets resulting from operations for the year ended December 31, 2011 was $2,946,238, which included $763,784 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the year ended December 31, 2010 of $1,399,877, which included $577,116 in net unrealized appreciation on investments recorded during such period.

 Basic and diluted net decrease in net assets per common share was $0.43 for the year ended December 31, 2011, compared to basic and diluted net decrease in net assets per common share of $1.01 per common share for the year ended December 31, 2010.

Comparison of Years ended December 31, 2010 and 2009.  The net decrease in our net assets resulting from operations for the year ended December 31, 2010 was $1,399,877, which included $577,116 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the year ended December 31, 2009 of $995,978, which included $0 in net unrealized appreciation (depreciation) on investments recorded during such period.

Basic and diluted net decrease in net assets per common share was $1.01 for the year ended December 31, 2010, compared to basic and diluted net decrease in net assets per common share of $1.75 per common share for the year ended December 31, 2009.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $39,606,512.  We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  The investment income we generate from these money market funds is not expected to be significant.  During the year ended December 31, 2011, as our investments in four-week certificates of deposit matured, we invested the proceeds into our money market funds.    Accordingly, as of December 31, 2011, we no longer held any certificates of deposit classified as short-term investments.  Cash needed to fund our near-term operating expenses is held in a bank depository account.

We currently expect to have a portfolio of 20 to 30 companies, depending on whether we are able to increase the amount of our invested capital through additional offerings of our common stock.  Based on our current cash available for investment, we currently expect our fund to become fully invested by the end of the second quarter of 2012, and we intend to retain an approximate cash reserve of $10 million to fund our future operating expenses.  Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

As of December 31, 2011, we had no indebtedness and total accounts payable and accrued expenses of $558,523, including amounts owed to our investment adviser.  As of December 31, 2011, amounts owed to our investment adviser consist of $130,969 of base management fees, $47,285 of administrative expenses, and $268,180 of accrued incentive fees.  Since the incentive fee is only payable based on realized capital gains (after reduction for realized capital losses and unrealized depreciation), these accrued incentive fees may differ from the actual incentive fee that may be paid to Keating Investments depending on whether we are ultimately able to dispose of our portfolio company investments and generate a net realized capital gain at least commensurate with the unrealized appreciation recorded as of December 31, 2011.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies.

From January 11, 2010 through June 30, 2011, we raised $78,423,340, net of issuance costs, in a continuous public offering of 8,713,705 shares of our common stock, with the final closing of escrowed funds from subscribing investors occurring on July 11, 2011.   The shares of common stock were offered at $10.00 per share, adjusted for volume discounts and commission waivers.  All shares in the continuous public offering were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.  The continuous public offering resulted in gross proceeds of $86,800,000, or an average price of $9.96 per share.  The investment adviser purchased 564 shares of common stock in the continuous public offering at a price of $10.00 per share.

Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on our business judgment. If we are successful in disposing of a portfolio company investment, we intend to reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realized being distributed to our stockholders after we pay any incentive fees earned by our investment adviser and our operating expenses.

We intend to access the capital markets from time to time in the future to raise cash to fund new investments.  We also intend to file a registration statement with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods.  We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective.  If we are not able to access the capital markets to raise cash to fund new investments, we may not be able to grow our business and fully execute our business strategy and could decrease our investment income, if any, and cause our net asset value to deteriorate.

Dividends and Distributions

Dividends and distributions to our common stockholders must be approved by our Board of Directors and any dividend payable is recorded on the ex-dividend date. On February 11, 2011, our Board of Directors declared a special cash distribution of $446,837, or $0.13 per share outstanding on the record date.  The distribution was paid on February 17, 2011 to our stockholders of record as of February 15, 2011. This special cash distribution was based on the unrealized appreciation we had recorded on our NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.  In the future, we do not expect to pay distributions based on the unrealized appreciation of our private or public company investments.

For income tax purposes, distributions paid to our stockholders are characterized and reported as ordinary income, return of capital, long term capital gains or a combination thereof.  Our distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for income tax purposes since we did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011.

Distributions to our stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution.  All distributions will be paid at the discretion of our Board of Directors.  Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts.  Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders.  Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

We will have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of up to 36 months.  Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event through either an IPO or sale of the company, and our ability to dispose of our positions at a gain following the liquidity event.  We can give no assurance that we will be able to realize any net capital gains from the sale of our portfolio company investments.  Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will typically be paid only from net capital gains, if any, from the disposition of our portfolio company investments, after reduction for any incentive fees, operating expenses or other retained amounts.

Distributions in excess of our accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.  The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Our distribution of $446,837 paid to stockholders in February 2011 was characterized as a return of capital for income tax purposes.  There can be no certainty to stockholders that this determination is representative of what the tax attributes of our future distributions to stockholders, if any, will actually be.  Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of portfolio company investments, and/or a return of capital which is a nontaxable distribution) is mailed to our stockholders.

In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser or our operating expenses, we may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax that we pay on the retained realized net capital gain.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend or distribution, then our stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends or distributions. Our distribution of $446,837 to stockholders in February 2011 was not eligible for reinvestment under the dividend reinvestment plan since our shares of common stock had not been listed on a stock exchange at the time of the distribution.

Investment Advisory and Administrative Services Agreement

We have entered into an Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components; (i) a base management fee, and (ii) an incentive fee. We also reimburse Keating Investments for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including an allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Our officers do not receive any compensation directly from us.  However, the principals and officers of the investment adviser who also serve as the Company’s officers receive compensation from, or may have financial interests in, the investment adviser, which may be funded by or economically related to the investment advisory fees paid by us to the investment adviser under to the Investment Advisory and Administrative Services Agreement.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets.   The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. We recorded Base Fees of $1,153,058, $218,876, and $90,904 for the years ended December 31, 2011, 2010, and 2009, respectively.  As of December 31, 2011 and 2010, Base Fees payable to the investment adviser were $130,969 and $90,631, respectively.

The incentive fee is payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of determining the incentive fee to be paid, realized capital gains, realized capital losses and unrealized capital depreciation are each determined without regard to the holding period for our investments and include both long-term (held more than 12 months) and short-term holdings.

During the years ended December 31, 2011 and 2010, no incentive fees were earned by or payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since we did not generate any realized capital gains during such periods.  However, during the years ended December 31, 2011 and 2010, we recorded $152,757 and $115,423 in incentive fee expense, respectively, resulting from the increase in net unrealized appreciation on our portfolio company investments of $763,784 and $577,116 during the years ended December 31, 2011 and 2010, respectively.  Additionally, as of December 31, 2011 and 2010, we had recorded accrued incentive fees payable to the investment adviser in the amounts of $268,180 and $115,423, respectively, with respect to $1,340,900 and $577,116 of net unrealized appreciation on its portfolio company investments as of December 31, 2011 and 2010, respectively.  During the year ended December 31, 2009, no incentive fees were recorded, earned or payable since we did not have any portfolio company investments as of December 31, 2009.  Since the incentive fee is only payable based on realized short-term and long-term capital gains (after reduction for realized short-term and long-term capital losses and unrealized depreciation), the accrued incentive fee of $268,180 as of December 31, 2011 may differ from the actual incentive fee that may be paid to the investment adviser depending on whether we are ultimately able to dispose of our portfolio company investments and generate realized capital gains at least commensurate with the unrealized appreciation recorded.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  However, during the year ended December 31, 2011, no portion of our Chief Compliance Officer’s compensation was allocated to us since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

We recorded allocated administrative expenses of $450,019, $404,633, and $269,384 for the years ended December 31, 2011, 2010, and 2009 respectively.  As of December 31, 2011 and 2010, allocated administrative expenses payable to the investment adviser were $47,285 and $41,348, respectively.    We have also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer will be paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012.

An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009.  The current Investment Advisory and Administrative Services Agreement was in effect through April 17, 2011 and was renewed by our Board of Directors (including the non-interested directors) for an additional year at its meeting held on April 12, 2011.  The current Investment Advisory and Administrative Services Agreement will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  At December 31, 2011, we had not entered into any investment agreements which required us to make a future investment in a portfolio company. However, subsequent to December 31, 2011, we made an investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe, an existing portfolio company in which we had previously invested $550,881. We also committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe as part of a two additional closings that are expected to occur during 2012.

We maintain a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering us and our officers and directors.  We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2011, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

We have also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer will be paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements.

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

Valuation of portfolio company investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. As of December 31, 2011 and December 31, 2010, 45.0% and 18.3%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

We make investments in later stage, typically venture capital-backed, private, pre-IPO companies in technology, Internet and software, and cleantech.  Given the nature of investing in the securities of private companies, our investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and until such time as these securities are no longer subject to any post-IPO lockup restrictions.  As such, we value all of our investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates. Accordingly, this critical accounting policy expresses the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.  We generally have agreements with our portfolio companies to receive financial and other information with respect to our private portfolio companies on a quarterly basis.  However, for our quarterly fair value determinations, we typically will only have access to a portfolio company’s actual financial results as of or for the quarter end which precedes the quarter end for which our fair value determination relates.  In addition, we typically only receive updated financial projections for a portfolio company on an annual basis.  Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.  Changes in valuation of these equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.” In addition, the net changes in unrealized appreciation (depreciation) on investments that we record each period will affect the amount of any accrued incentive fees payable to the investment adviser. Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

As of December 31, 2011, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investments in the common stock of NeoPhotonics, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in August 2011, and Solazyme, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in November 2011.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis.

The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value.  Under the 1940 Act, unrestricted securities with readily available market quotations in an active market are valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of our Board of Directors.

Our equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets.  However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices and, accordingly, are classified as Level 3 assets.

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
Our quarterly valuation process begins with each portfolio company investment being initially valued by the senior investment professionals of Keating Investments, our investment adviser, responsible for the portfolio investment;

•
Third-party valuation firms engaged by our Board of Directors review these preliminary valuations at such times as determined by our Board of Directors, provided, however, that a review will be conducted by a third-party valuation firm for each new portfolio company investment made during a calendar quarter, at such time as the valuation for a specific portfolio company investment is increased, and at least once every twelve months;

•
Our Valuation Committee reviews the preliminary valuations, and our investment adviser and the third-party valuation firms respond and supplement the preliminary valuation to reflect any comments provided by our Valuation Committee; and

•
Our Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, the third-party valuation firms, and our Valuation Committee.

The fair values of our equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets.  To determine the fair value of a portfolio company for which market quotations are not readily available, we analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors.  We also consider other events, including the transaction in which we acquired our securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company.  In addition, we consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which we are subject with respect to public companies in our portfolio.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

We currently have engaged third-party valuation firms to conduct an initial valuation review of each new private portfolio company investment and, in accordance with our valuation policy, periodic updated valuation reviews for our portfolio investments that are not publicly traded.

Federal Income Taxes.  From incorporation through December 31, 2009, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of December 31, 2011.

As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to our stockholders as dividends.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. In addition, taxable income generally excludes any unrealized appreciation or depreciation in our portfolio company investments, because gains and losses are not included in taxable income until they are realized and required to be recognized.

To maintain RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our investment company taxable income. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature.

We are not required to distribute our realized net capital gains, if any, to stockholders to maintain RIC tax treatment.  However, we generally will have to pay corporate-level federal income taxes on any realized net capital gains that we do not distribute to our stockholders. In the event we retain any of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser or to pay our operating expenses, we may designate the retained amount as a deemed distribution to our stockholders and will be required to pay corporate-level tax on the retained amount.

We would also be subject to certain excise taxes imposed on RICs if we fail to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.  We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains).

Recent Developments

On January 27, 2012, we made a $3,000,000 investment in the Series E convertible preferred stock of Zoosk, Inc., an online dating community.

On February 7, 2012, we entered into an agreement to make a $5,000,000 investment in the convertible preferred stock of a private company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our business activities contain elements of risk.  We consider the primary type of market risk attributable to us to be valuation risk.

Valuation Risk.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See Note 2, Valuation of Investments, included in “Item 8. Financial Statements and Supplementary Data.”)

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

Interest Rate Risk.  As of December 31, 2011, we had cash and cash equivalents of $39,606,512.  We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  Cash needed to fund our near-term operating expenses is held in a bank depository account.  Based on the investment of cash on hand in these money market funds, pending subsequent investment in portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates.  During December our money market funds earned an effective annualized dividend of approximately 0.03%. Assuming no other changes to our holdings of money market funds as of December 31, 2011, a one percentage point change in the underlying dividend rate payable on our money market funds as of December 31, 2011 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

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

Keating Capital, Inc.
Index to Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Keating Capital, Inc.

We have audited the accompanying statements of assets and liabilities of Keating Capital, Inc. (the “Company,” a Maryland corporation), including the schedules of investments, as of December 31, 2011 and 2010, the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2011, and the related financial highlights for each of the three years in the period ended December 31, 2011 and for the period from May 9, 2008 (Inception) to December 31, 2008. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of December 31, 2011 and 2010, by correspondence with the custodian and brokers.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Keating Capital, Inc. as of December 31, 2011 and 2010, the results of its operations, its cash flows, the changes in its net assets for each of the three years in the period ended December 31, 2011, and  the related financial highlights for each of the three years in the period ended December 31, 2011 and for the period from May 9, 2008 (Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 1, 2012

Keating Capital, Inc.
Statements of Assets and Liabilities

	December 31,	December 31,
	2011	2010

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $25,379,750 and $3,600,491, respectively)	$24,992,349	$4,177,607
Publicly-traded portfolio companies
(Cost: $2,553,250 and $0, respectively)	2,671,631	-
Affiliate investments:
Private portfolio companies
(Cost: $8,000,080 and $0, respectively)	9,610,000	-
Total, investments in portfolio company securities at fair value	37,273,980	4,177,607

Short-term investments at fair value
(Cost: $0 and $13,500,000, respectively)	-	13,500,000
Cash and cash equivalents	39,606,512	4,753,299
Prepaid expenses and other assets	62,746	92,125
Deferred offering costs	-	333,682

Total assets	$76,943,238	$22,856,713

Liabilities
Base management fees payable to investment adviser	$130,969	$90,631
Accrued incentive fees payable to investment adviser	268,180	115,423
Administrative expenses payable to investment adviser	47,285	41,348
Reimbursable expenses payable to investment adviser	-	3,068
Accounts payable	70,602	80,275
Accrued expenses and other liabilities	41,487	69,568

Total liabilities	558,523	400,313

Net assets
Common stock, par value	$9,284	$2,860
Additional paid-in capital	75,302,711	21,991,847
Accumulated net investment loss	(268,180)	(115,423)
Net unrealized appreciation on investments	1,340,900	577,116

Total net assets	$76,384,715	$22,456,400

Total liabilities and net assets	$76,943,238	$22,856,713

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	9,283,781	2,860,299

Net asset value per share	$8.23	$7.85

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations

	Years Ended December 31,
	2011	2010	2009

Investment income
Interest and dividend income:
Certificate of deposit and money market investments	$54,348	$44,009	$10,637
Other income	-	10,000	-

Total investment income	54,348	54,009	10,637

Operating expenses
Base management fees	1,153,058	218,876	90,904
Incentive fees	152,757	115,423	-
Administrative expenses allocated from investment adviser	450,019	404,633	269,384
Legal and professional fees	579,751	335,839	254,572
Directors fees	130,289	108,000	99,000
Stock transfer agent fees	212,262	192,306	133,554
Printing and fulfillment expenses	185,536	108,192	25,501
Postage and delivery expenses	146,287	98,907	16,908
Stock issuance expenses	114,388	156,941	-
Travel and entertainment expenses	345,461	125,617	27,420
General and administrative expenses	294,562	166,268	89,372

Total operating expenses	3,764,370	2,031,002	1,006,615

Net investment loss	(3,710,022)	(1,976,993)	(995,978)

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	(846,136)	577,116	-
Affiliate investments	1,609,920	-	-

Total net change in unrealized appreciation (depreciation) on investments	763,784	577,116	-

Net decrease in net assets resulting from operations	$(2,946,238)	$(1,399,877)	$(995,978)

Net investment loss per common share (basic and diluted)	$(0.54)	$(1.43)	$(1.75)

Net decrease in net assets resulting from operations per common share (basic and diluted)	$(0.43)	$(1.01)	$(1.75)

Weighted average common shares outstanding (basic and diluted)	6,921,481	1,383,537	569,900

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets

					Unrealized	Distributions
				Accumulated	Appreciation	In Excess of
	Common Stock		Additional	Net Investment	on	Net Investment	Net
	Shares	Par Value	Paid-in Capital	Income (Loss)	Investments	Income	Assets

Balance at December 31, 2008 (2)(3)	569,900	$570	$4,714,904	$-	$-	$-	$4,715,474

Net increase (decrease) in net assets from operations	-	-	-	(995,978)	-	-	(995,978)
Reclassification of permanent book to tax differences (3)	-	-	(995,978)	995,978	-	-	-

Balance at December 31, 2009 (2)	569,900	$570	$3,718,926	$-	$-	$-	$3,719,496

Net increase (decrease) in net assets from operations	-	-	-	(1,976,993)	577,116	-	(1,399,877)
Issuance of common stock, net of offering costs of $2,196,066 (1)	2,290,399	2,290	20,611,297	-	-	-	20,613,587
Amortization of deferred offering costs			(476,806)				(476,806)
Reclassification of permanent book to tax differences (3)	-	-	(1,861,570)	1,861,570	-	-	-

Balance at December 31, 2010 (2)	2,860,299	$2,860	$21,991,847	$(115,423)	$577,116	$-	$22,456,400

Net increase (decrease) in net assets from operations	-	-	-	(3,710,022)	763,784	-	(2,946,238)
Issuance of common stock, net of offering costs of $6,180,594 (1)	6,423,482	6,423	57,803,330	-	-	-	57,809,753
Amortization of deferred offering costs			(488,363)				(488,363)
Distributions in excess of net investment income and net realized gains	-	-	-	-	-	(446,837)	(446,837)
Classification of distributions as a return of capital (3)	-	-	(446,837)	-	-	446,837	-
Reclassification of permanent book to tax differences (3)	-	-	(3,557,265)	3,557,265	-	-	-

Balance at December 31, 2011 (2)	9,283,781	$9,284	$75,302,711	$(268,180)	$1,340,900	$-	$76,384,715

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.

(2)	Net assets at December 31, 2011, 2010, 2009 and 2008 include no accumulated undistributed net investment income and no accumulated undistributed net realized gains.

(3)	See Note 2 - Reclassifications and Note 2 - Income Taxes.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(2,946,238)	$(1,399,877)	$(995,978)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) on investments	(763,784)	(577,116)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	29,379	(58,553)	(2,124)
Increase in base management fees payable to investment adviser	40,338	61,163	17,478
Increase in accrued incentive fees payable to investment adviser	152,757	115,423	-
Increase (decrease) in administrative expenses payable to investment adviser	5,937	(25,788)	39,095
(Decrease) increase in reimbursable expenses payable to investment adviser	(3,068)	(14,995)	4,188
(Decrease) increase in accounts payable	(9,673)	48,162	(3,670)
(Decrease) increase in accrued expenses and other liabilities	(28,081)	32,457	32,111

Net cash used in operating activities	(3,522,433)	(1,819,124)	(908,900)

Cash flows from investing activities
Investments in portfolio companies	(32,332,589)	(3,600,491)	-
Purchases of short-term investments	(89,000,000)	(84,000,000)	(16,703,814)
Proceeds from maturities of short-term investments	102,500,000	73,500,000	18,114,941

Net cash (used in) provided by investing activities	(18,832,589)	(14,100,491)	1,411,127

Cash flows from financing activities
Gross proceeds from issuance of common stock	63,990,347	22,809,653	-
Offering costs from issuance of common stock	(6,180,594)	(2,196,066)	-
Additions to deferred stock offering costs	(154,681)	(308,591)	(501,897)
Stockholder distributions	(446,837)	-	-

Net cash provided by (used in) financing activities	57,208,235	20,304,996	(501,897)

Net increase in cash and cash equivalents	34,853,213	4,385,381	330

Cash and cash equivalents, beginning of period	4,753,299	367,918	367,588

Cash and cash equivalents, end of period	$39,606,512	$4,753,299	$367,918

Supplemental disclosure of non-cash financing activities
Amortization of deferred offering costs	$488,363	$476,806	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2011

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets

Non-Control/Non-Affiliate Investments (5)

Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock	1,000,000	$471,295	$139,000	0.18%
		Series C Convertible Preferred Stock Warrants	125,000	29,205	1,140	0.00%
		Exercise price $0.50 per share; expire 6/30/2015
		Series C-1 Convertible Preferred Stock	100,660	47,528	14,001	0.02%
		Series C-1 Convertible Preferred Stock Warrants	12,582	2,853	183	0.00%
		Exercise price $0.50 per share; expire 7/8/2016

MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,000,000	2.62%

BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Series E Convertible Preferred Stock	288,531	2,500,006	2,500,006	3.27%

Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	2,499,999	3.27%

Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	197,942	2,500,007	2,500,007	3.27%

Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock	1,573,234	3,000,000	3,000,000	3.93%
		Common Stock Warrants	22,581	-	9,156	0.01%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,328,860	1.74%

Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	4,000,001	5.24%

TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,999,996	3.93%

Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	4,000,000	5.24%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$25,379,750	$24,992,349	32.72%

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Common Stock	160,000	1,000,000	732,800	0.96%

Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Common Stock	162,927	1,553,250	1,938,831	2.54%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$2,553,250	$2,671,631	3.50%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2011

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets

Affiliate Investments (5)

Private Portfolio Companies:
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,000,000	5.24%

Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock	3,200,000	3,411,080	5,400,000	7.07%
		Common Stock Warrants	800,000	589,000	210,000	0.27%
		Exercise price $0.01 per share; expire 7/6/2016
		Subject to restrictions on exercisability

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$9,610,000	12.58%

Total - Investments in Portfolio Company Securities (6)				$35,933,080	$37,273,980	48.80%

						% of
Reconciliation to Net Assets					Amount	Net Assets

Investments in portfolio company securities at fair value					$37,273,980	48.80%
Cash and cash equivalents					39,606,512	51.85%
Prepaid expenses and other assets					62,746	0.08%

Less: Total Liabilities					(558,523)	(0.73%)

Net Assets					$76,384,715	100.00%

(1)
The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech.  The further description generally identifies the types of products or services provided by each portfolio company.

(2)
Convertible preferred, common stock, warrants and equity interests are generally non-income producing.  Except for the convertible preferred stock in Harvest Power, Inc., all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.   In the case of Harvest Power, Inc., the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company's board of directors or upon a qualifying liquidation event.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $2,383,657, $1,042,757 and $1,340,900, respectively. The tax cost of investments is $35,933,080.

(4)
Except for common stock in two publicly traded portfolio companies, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2011.  See Valuation of Investments under Note 2 of the Notes to Financial Statements.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation.  Affiliate Investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities.  Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)
All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of December 31, 2011, with the exception of 50,000 shares of Solazyme, Inc. common stock with a cost and value of $553,259 and $595,000, respectively, purchased in open market transactions during the fourth quarter of 2011.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2010

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets

Non-Control/Non-Affiliate Investments (5)

Private Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Series X Convertible Preferred Stock	10,000	$1,000,000	$1,550,000	6.90%

Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock	1,000,000	471,295	500,000	2.23%
		Series C Convertible Preferred Stock Warrants	125,000	29,205	27,616	0.12%
		Exercise price $0.50 per share; expire 6/30/2015

Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Series D Convertible Preferred Stock	112,927	999,991	999,991	4.45%

MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	1,100,000	1,100,000	1,100,000	4.90%

Total - Investments in Portfolio Company Securities				$3,600,491	$4,177,607	18.60%

Short-Term Investments
Certificates of Deposit Maturing on January 6, 2011
Annual Percentage Yield of 0.45%				$13,500,000	$13,500,000	60.12%

Total - Short-Term Investments				$13,500,000	$13,500,000	60.12%

Total - Investments in Portfolio Company Securities and Short-Term Investments				$17,100,491	$17,677,607	78.72%

						% of
Reconciliation to Net Assets					Amount	Net Assets

Investments in portfolio company securities and short-term investments					$17,677,607	78.72%
Cash and cash equivalents					4,753,299	21.17%
Prepaid expenses and other assets					92,125	0.41%
Deferred offering costs					333,682	1.49%

Less: Total Liabilities					(400,313)	-1.78%

Net Assets					$22,456,400	100.00%

(1)
The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech.  The further description generally identifies the types of products or services provided by each portfolio company.

(2)
Preferred and common stock, warrants, and equity interests are generally non-income producing.   All preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.   Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these preferred stock investments, these investments are considered to be non-income producing.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $578,705, $1,589 and $577,116, respectively. The tax cost of investments in portfolio company securities is $3,600,491.

(4)
Except for certificates of deposit, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2010.  The fair value of certificates of deposit reflects amortized cost as of December 31, 2010.  See Valuation of Investments under Note 1 of the Notes to Financial Statements.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation.  Affiliate Investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities.  Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of December 31, 2010.

The accompanying notes are an integral part of these financial statements

Keating Capital, Inc.
Notes to Financial Statements

1.	Description of Business

Keating Capital, Inc. (the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. The Company commenced its portfolio company investment activities in January 2010.  The shares of the Company's common stock were listed on the Nasdaq Capital Market beginning December 12, 2011.

The Company’s investment objective is to maximize capital appreciation. The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-IPO companies that are committed to and capable of becoming public. The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock.  The Company may in some cases invest in debentures or loans that are convertible into or settled with common stock; however, as of December 31, 2011 and 2010, none of the Company’s investments were convertible debentures or loans.  The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

Keating Investments, LLC (“Keating Investments”), or the ”investment adviser,” serves as the Company’s external investment adviser and also provides the Company with administrative services necessary for it to operate.  In this capacity, Keating Investments is primarily responsible for the selection, evaluation, structure, valuation and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors.  Keating Investments is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

2.	Basis of Presentation; Summary of Significant Accounting Policies
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

Reclassifications

For the year ended December 31, 2011, the Company separately classified travel and entertainment expenses as an individual line item in its Statement of Operations.  Travel and entertainment expenses were previously included as a component of general and administrative expenses in the Statement of Operations.  For comparative purposes, this line item has been separately classified in the Company’s Statement of Operations for the years ended December 31, 2010 and 2009.

For the year ended December 31, 2011 and 2010, the Company separately classified stock transfer agent fees, printing and fulfillment expenses, and postage and delivery expenses as individual line items in its Statement of Operations.  For the year ended December 31, 2009, stock transfer agent fees were previously included as a component of legal and professional fees, and printing and fulfillment expenses and postage and delivery expenses were previously included as components of general and administrative expenses in the Statement of Operations.  For comparative purposes, these line items have also been separately classified in the Company’s Statement of Operations for the year ended December 31, 2009.

As of December 31, 2011, the Company classified components of net assets in the Statements of Assets and Liabilities between stockholder capital and distributable earnings, or accumulated net investment loss, to reflect the Company’s election to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”).  As of December 31, 2010, 2009 and 2008, the net assets were classified in the Statements of Assets and Liabilities as if the Company was treated as a corporation under Subchapter C of the Code since, as of December 31, 2010 and the filing of the Company’s annual report for 2010 with the Securities and Exchange Commission (the “SEC”), the Company had not made its election to be treated as RIC effective for the 2010 taxable year.  For comparative purposes, the components of net assets in the Statements of Assets and Liabilities have been classified in the Company’s Statements of Assets and Liabilities as of December 31, 2010 and the Company’s Statements of Changes in Net Assets for the years ended December 31, 2010, 2009 and 2008 as if the Company were a RIC since inception.

Keating Capital, Inc.
Notes to Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Such estimates and judgments could change in the future as more information becomes known, and actual results could differ from these estimates and the differences could be material.  The Company considers its significant estimates to include the fair value of investments in portfolio company securities (see Note 3).

Valuation of Investments

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the SEC, and in accordance with Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”).  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets (see Note 3).

At December 31, 2011 and 2010, approximately 45.0% and 18.3%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors.  The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies in technology, Internet and software, and cleantech.  Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and these securities are no longer subject to any post-IPO lockup restrictions.  As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.  Changes in valuation of these equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”

The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

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

Keating Capital, Inc.
Notes to Financial Statements

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

The Company applies the framework for determining fair value as described above to the valuation of investments in each of the following categories:

Short-Term Investments

Short-term investments, which were composed of investments in certificates of deposit with original maturities of 90 days or less at December 31, 2010, are valued at amortized cost, which approximates fair value. The amortized cost method involves recording a security at its cost (i.e., principal amount plus any premium and less any discount) on the date of purchase and thereafter amortizing/accreting that difference between the principal amount due at maturity and cost assuming a constant yield to maturity as determined at the time of purchase.

As of December 31, 2011, the Company had cash and cash equivalents of $39,606,512.  The Company primarily invests its cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  During the year ended December 31, 2011, as the Company’s investments in four-week certificates of deposit matured, the Company invested the proceeds into these money market funds.    Accordingly, as of December 31, 2011, the Company no longer held any certificates of deposit classified as short-term investments.  Cash needed to fund the Company’s near-term operating expenses is held in a bank depository account.

Equity Investments

Equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets.  However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices and, accordingly, are classified as Level 3 assets.

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets.  To determine the fair value of a portfolio company for which market quotations are not readily available, the Company analyzes the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors.  The Company also considers other events, including the transaction in which we acquired our securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company.  In addition, the Company considers the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio.

Keating Capital, Inc.
Notes to Financial Statements

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of December 31, 2011 and 2010:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of December 31, 2011
Private Portfolio Company Securities:
Convertible Preferred Stock	$-	$-	$25,981,874	$25,981,874
Convertible Preferred Stock Warrants	-	-	1,323	1,323
Common Stock	-	-	8,399,996	8,399,996
Common Stock Warrants	-	-	219,156	219,156

Publicly Traded Portfolio Company Securities:
Common Stock	2,671,631	-	-	2,671,631

Cash Equivalents:
Money Market Funds	39,505,875	-	-	39,505,875

Total	$42,177,506	$-	$34,602,349	$76,779,855

As of December 31, 2010
Private Portfolio Company Securities:
Convertible Preferred Stock	$-	$-	$4,149,991	$4,149,991
Convertible Preferred Stock Warrants	-	-	27,616	27,616

Short-Term Investments:
Certificates of Deposit (1)
(Maturing on January 6, 2011)	-	13,500,000	-	13,500,000

Total	$-	$13,500,000	$4,177,607	$17,677,607

(1) Fair value reflects amortized cost as of December 31, 2010.

Keating Capital, Inc.
Notes to Financial Statements

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total

Fair Value at December 31, 2010	$4,149,991	$27,616	$-	$-	$4,177,607

New investments in Level 3 portfolio company securities at cost	24,776,401	2,853	6,411,076	589,000	31,779,330

Gross transfers out of Level 3 to Level 1	(2,549,991)	-		-	(2,549,991)

Total unrealized (depreciation) appreciation on Level 3 portfolio
company securities included in change in net assets	(394,527)	(29,146)	1,988,920	(369,844)	1,195,403

Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were
still held by the Company at December 31, 2011.	$(394,527)	$(29,146)	$1,988,920	$(369,844)	$1,195,403

The Company’s investments in securities of private companies are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and until such time as these securities are no longer subject to any post-IPO lockup restrictions, at which time the Company transfers the value of these securities as of the prior year-end into Level 1 assets.   For the year ended December 31, 2011, transfers out of Level 3 – “Portfolio Company Investments (Preferred Stock)” resulted from two of the Company’s portfolio companies, NeoPhotonics Corporation (“NeoPhotonics”) and Solazyme, Inc. (“Solazyme”) completing an initial public offering and the Company’s securities in these portfolio companies being converted into common stock with the lockup restrictions on these common shares subsequently lapsing during 2011.  As of December 31, 2010, the Company’s convertible preferred stock investments in NeoPhotonics and Solazyme had a fair value of $1,550,000 and $999,991, respectively, as determined in good faith by the Company’s Board of Directors and were included as a component of Level 3 – “Portfolio Company Investments (Preferred Stock).”  These investments were transferred into Level 1 within the fair value hierarchy during 2011.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total

Fair Value at December 31, 2009	$-	$-	$-	$-	$-

New investments in Level 3 portfolio company securities at cost	3,571,286	29,205	-	-	3,600,491

Total unrealized appreciation (depreciation) on Level 3 portfolio
company securities included in change in net assets	578,705	(1,589)	-	-	577,116

Fair Value at December 31, 2010	$4,149,991	$27,616	$-	$-	$4,177,607

Total unrealized appreciation (depreciation) on Level 3 portfolio company securities included in change in net assets that were
still held by the Company at December 31, 2010.	$578,705	$(1,589)	$-	$-	$577,116

Keating Capital, Inc.
Notes to Financial Statements

Valuation of Financial Instruments

The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents (including money market funds), receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments.

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

At December 31, 2011, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and no Control Investments.  No income was derived from these Affiliate Investments as both are non-incoming producing equity investments.  At December 31, 2010, the Company had no Affiliate Investments or Control Investments.

Cash and Cash Equivalents
Cash and cash equivalents are composed of demand deposits with original maturities of 90 days or less and investments in money market funds.

Deferred Offering Costs

Offering expenses directly related to the Company’s continuous public offering, which concluded June 30, 2011, totaling $965,169 on a cumulative basis were initially deferred and subsequently amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the conclusion of the offering period on June 30, 2011.  During the year ended December 31, 2010, deferred offering costs totaling $476,806 were amortized and charged as a reduction to additional paid-in capital.  During the year ended December 31, 2011, deferred offering costs totaling $488,363 were amortized and charged as a reduction to additional paid-in capital.

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) were expensed as incurred.  During the years ended December 31, 2011 and 2010, $114,388 and $156,941, respectively, in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.

Concentration of Credit Risk

The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a “preference” over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets. In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors.  Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.

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

The Company’s preferred and common stock, warrants, and equity interests are generally non-income producing.  Except for the convertible preferred stock investment in Harvest Power, Inc. (“Harvest Power”), all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. In the case of Harvest Power, Inc., the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company's board of directors or upon a qualifying liquidation event.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

During the years ended December 31, 2011, 2010 and 2009, there were no non-cumulative or cumulative dividends recorded.

Other Income

Other income is composed of fees, if any, for due diligence and management assistance that may be rendered to portfolio companies and prospective portfolio companies.  For services that are separately identifiable from the Company’s investment, income is recognized as earned, which is generally when the investment or other applicable transaction closes, or when the services are rendered if payment is not subject to the closing of an investment transaction.

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

Income Taxes

From incorporation through December 31, 2009, the Company was treated as a corporation under Subchapter C of the Code.  Effective January 1, 2010, the Company elected to be treated for tax purposes as a RIC under the Code.  The Company intends to operate so as to qualify as a RIC.  To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its investment company taxable income.

As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that the Company distributes to its stockholders as dividends.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. In addition, taxable income generally excludes any unrealized appreciation or depreciation in the Company’s portfolio company investments, because gains and losses are not included in taxable income until they are realized and required to be recognized.

The Company is not required to distribute its realized net capital gains, if any, to stockholders to maintain RIC tax treatment.  However, the Company generally will have to pay corporate-level federal income taxes on any realized net capital gains that the Company does not distribute to its stockholders. In the event the Company retains any of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser or to pay annual operating expenses, the Company may designate the retained amount as a deemed distribution to stockholders and will be required to pay corporate-level tax on the retained amount.

Keating Capital, Inc.
Notes to Financial Statements

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

Provision for federal income taxes or excise taxes has not been made since the Company has elected to be taxed as a RIC and intends to comply with the provisions of the Code applicable to RICs and has not earned any investment company taxable income or realized net capital gains. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions from net realized gains for financial reporting purposes may include short-term capital gains which are included in ordinary income for tax purposes.  Accounting principles generally accepted in the United States require that certain components of net assets relating to permanent differences be reclassified between financial and tax reporting.  These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed.

As of December 31, 2011, the Company’s net investment loss of $3,557,265, representing the Company’s 2011 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was charged to additional paid-in capital.  In addition, as of December 31, 2011, the Company’s distribution during 2011 of $446,837, which was treated as a tax return of capital to stockholders, was classified as a return of capital and thus charged to additional paid-in capital.

For comparative purposes, the Company made the following reclassifications of its components of net assets for book purposes to reflect permanent book to tax differences as of December 31, 2010: (i) net investment loss of $1,861,570, representing the Company’s 2010 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was charged to additional paid-in capital, (ii) net investment loss of $995,978, representing the Company’s 2009 net operating loss as a C corporation for tax purposes which may not be carried forward to future years by a RIC, was charged to additional paid-in capital, and (iii) net investment loss of $528,960, representing the Company’s 2008 net operating loss as a C corporation for tax purposes which may not be carried forward to future years by a RIC, was charged to additional paid-in capital.

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010

Aggregate cost of portfolio company securities
for federal income tax purposes	$35,933,080	$3,600,491

Gross unrealized appreciation of portfolio company securities	2,383,657	578,705
Gross unrealized depreciation of portfolio company securities	(1,042,757)	(1,589)

Net unrealized appreciation of portfolio company securities	$1,340,900	$577,116

As of December 31, 2011, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.  Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2008, 2009, 2010 and 2011 federal tax years for the Company remain subject to examination by the Internal Revenue Service.  The 2008, 2009, 2010 and 2011 state tax years for the Company remain subject to examination by the Colorado Department of Revenue.

Keating Capital, Inc.
Notes to Financial Statements

As of December 31, 2011 and 2010, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the years ended December 31, 2011, 2010 and 2009.

Dividends and Distributions

Dividends and distributions to common stockholders must be approved by the Company’s Board of Directors and any dividend payable is recorded on the ex-dividend date. On February 11, 2011, the Company’s Board of Directors declared a special cash distribution of $446,837, or $0.13 per share outstanding on the record date.  The distribution was paid on February 17, 2011 to the Company’s stockholders of record as of February 15, 2011. This special cash distribution was based on the unrealized appreciation the Company had recorded on its investment in NeoPhotonics Corporation (“NeoPhotonics”) at the time of the distribution, following NeoPhotonics’ completion of its IPO.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The Company’s distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for income tax purposes since the Company did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011.

The Company has adopted an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and distributions on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares a cash dividend or distribution, then the Company’s stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividends or distributions. The Company’s distribution of $446,837 to stockholders in February 2011 was not eligible for reinvestment under the dividend reinvestment plan since the Company’s shares of common stock had not been listed on a stock exchange at the time of the distribution.

Distributions to the Company’s stockholders will be payable only when and as declared by the Company’s Board of Directors and will be paid out of assets legally available for distribution.  All distributions will be paid at the discretion of the Board of Directors.  The Board of Directors maintains a distribution policy with the objective of distributing the Company’s net capital gains (which are defined as the Company’s realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to the Company’s investment adviser, the Company’s operating expenses, and any other retained amounts.  Since the Company’s portfolio company investments will typically not generate current income (i.e., dividends or interest income), the Company does not typically expect to generate net ordinary income from which it could make distributions to its stockholders.  Distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as the Company’s Board of Directors may deem relevant from time to time.

In the event the Company retains some or all of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser or operating expenses, the Company may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.

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

Keating Capital, Inc.
Notes to Financial Statements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04.  ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy:  (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (ii) a description of the valuation processes in place; and (iii) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities.  The Company is evaluating the impact that the adoption of this update may have on its financial position, results of operations and related disclosures.

3.	Investments

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, and warrants to purchase convertible preferred stock and common stock. During the year ended December 31, 2011, the Company made investments totaling $30.8 million in 10 new private portfolio companies, $0.9 million in two existing private portfolio companies, and $0.6 million in Solazyme, Inc., one of our existing publicly traded portfolio companies, in open market transactions.

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, by type of security at cost and fair value as of December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Convertible Preferred Stock	$26,347,696	$25,981,874	69.70%	$3,571,286	$4,149,991	99.34%
Convertible Preferred Stock Warrants	32,058	1,323	0.00%	29,205	27,616	0.66%
Common Stock	6,411,076	8,399,996	22.54%	-	-	-
Common Stock Warrants	589,000	219,156	0.59%	-	-	-

Publicly Traded Portfolio Companies:
Common Stock	2,553,250	2,671,631	7.17%	-	-	-

Total	$35,933,080	$37,273,980	100.00%	$3,600,491	$4,177,607	100.00%

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, by industry classification at cost and fair value as of December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Internet & Software	$11,328,857	$11,338,013	30.42%	$-	$-	-
Cleantech	15,053,262	15,438,843	41.42%	2,099,991	2,099,991	50.27%
Technology	9,550,961	10,497,124	28.16%	1,500,500	2,077,616	49.73%

Total	$35,933,080	$37,273,980	100.00%	$3,600,491	$4,177,607	100.00%

Keating Capital, Inc.
Notes to Financial Statements

The following table summarizes the composition of the Company’s investment portfolio, excluding short-term investments in certificates of deposit, by geographic region of the United States at cost and fair value as of December 31, 2011 and 2010.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2011			December 31, 2010
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$22,933,073	$24,273,973	65.12%	$3,600,491	$4,177,607	100.00%
Northeast	6,500,000	6,500,000	17.44%	-	-	-
Southeast	6,500,007	6,500,007	17.44%	-	-	-

Total	$35,933,080	$37,273,980	100.00%	$3,600,491	$4,177,607	100.00%

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

The Company pays the investment adviser a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee. The Company’s officers do not receive any compensation directly from the Company.  However, the principals and officers of the investment adviser who also serve as the Company’s officers receive compensation from, or may have financial interests in, the investment adviser, which may be funded by or economically related to the investment advisory fees paid by the Company to the investment adviser under to the Investment Advisory and Administrative Services Agreement.

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings for the years ended December 31, 2011 or 2010.  The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $1,153,058, $218,876 and $90,904 for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, Base Fees payable to the investment adviser were $130,969 and $90,631, respectively.

Keating Capital, Inc.
Notes to Financial Statements

Incentive Fee

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory and Administrative Services Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio.  For purposes of determining the incentive fee to be paid, realized capital gains, realized capital losses and unrealized capital depreciation are each determined without regard to the holding period for the Company’s investments and include both long-term (held more than 12 months) and short-term holdings.  The investment adviser is not entitled to an incentive fee on investment income generated from interest or dividends on its portfolio company investments. For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term capital gains and losses.

During the years ended December 31, 2011, 2010 and 2009, no incentive fees were earned by or payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate any realized capital gains during such periods.  However, during the years ended December 31, 2011 and 2010, the Company recorded $152,757 and $115,423 in incentive fee expense, respectively, resulting from the increase in net unrealized appreciation on its portfolio company investments of $763,784 and $577,116 during the years ended December 31, 2011 and 2010, respectively.  Additionally, as of December 31, 2011 and 2010, the Company had recorded accrued incentive fees payable to the investment adviser in the amounts of $268,180 and $115,423, respectively, with respect to $1,340,900 and $577,116 of net unrealized appreciation on its portfolio company investments as of December 31, 2011 and 2010, respectively.  Since the incentive fee is only payable based on realized short-term and long-term capital gains (after reduction for realized short-term and long-term capital losses and unrealized depreciation), the accrued incentive fee of $268,180 as of December 31, 2011 may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate realized capital gains at least commensurate with the unrealized appreciation recorded.

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

The Company reimburses the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.  However, during the year ended December 31, 2011, no portion of the Company’s Chief Compliance Officer’s compensation was allocated to the Company since he is also a member of the investment adviser’s Investment Committee.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.

The Company recorded allocated administrative expenses of $450,019, $404,633 and $269,384 for the years ended December 31, 2011, 2010 and 2009 respectively.  As of December 31, 2011 and 2010, allocated administrative expenses payable to the investment adviser were $47,285 and $41,348, respectively.

The Company has agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer will be paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012.

Reimbursable Expenses

Reimbursable expenses payable to the investment adviser totaling $0 and $3,068 in the accompanying Statement of Assets and Liabilities at December 31, 2011 and 2010, respectively, represent amounts owed to investment adviser for direct expenses of the Company that were paid on its behalf by the investment adviser.

Keating Capital, Inc.
Notes to Financial Statements

Duration and Termination

An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009.  The current Investment Advisory and Administrative Services Agreement was in effect through April 17, 2011 and was renewed by the Board of Directors (including the non-interested directors) for an additional year at its meeting held on April 12, 2011.  The current Investment Advisory and Administrative Services Agreement will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

License Agreement

The Company entered into a license agreement with the investment adviser, pursuant to which the investment adviser granted the Company a non-exclusive license to use the name “Keating.” Under the license agreement, the Company has the right to use the “Keating” name and logo for so long as Keating Investments or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Keating” name or logo. The License Agreement will remain in effect for as long as the Investment Advisory and Administrative Services Agreement with the investment adviser is in effect.

Joint Liability Insurance Agreement

The Company maintains a directors and officers liability insurance policy covering the directors and officers of the Company, insuring the Company against loss that it may be required or permitted to pay as indemnities of the directors and officers of the Company, and insuring the Company for certain securities claims.  The Company also maintains an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering its directors and officers.  The coverages under these polices in certain cases extend to the officers, managers and employees of the investment adviser, and to the investment adviser’s Investment Committee.  On November 4, 2011, the Company and the investment adviser entered into a joint liability insurance agreement, which was approved by the Company’s non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between the Company and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits.  For the directors and officers liability insurance policy covering the policy year ending August 28, 2012, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to the investment adviser.  None of the premium under the excess coverage policy is allocated to the investment adviser.

5.	Capital Stock

The Company’s authorized capital stock consists of 200,000,000 shares of stock, par value $0.001 per share, all of which has initially been designated as common stock.  Each share of common stock entitles the holder to one vote.

From January 11, 2010 through June 30, 2011, the Company raised $78,423,340, net of issuance costs, in a continuous public offering of 8,713,705 shares of its common stock, with the final closing of escrowed funds from subscribing investors occurring July 11, 2011.   The shares of common stock were offered at $10.00 per share, adjusted for volume discounts and commission waivers.  All shares in the continuous public offering were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.  The continuous public offering resulted in gross proceeds of $86,800,000, or an average price of $9.96 per share.  The investment adviser purchased 564 shares of common stock in the continuous public offering at a price of $10.00 per share.

Keating Capital, Inc.
Notes to Financial Statements

6.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  At December 31, 2011, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company. However, subsequent to December 31, 2011, the Company made a $18,435 investment in the Series C-2 convertible preferred stock of Livescribe, Inc. (“Livescribe”), an existing portfolio company in which the Company had previously invested $550,881. The Company has also committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe as part of a two additional closings that are expected to occur during 2012.  (See Note 10 - Subsequent Events).

The Company has also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer will be paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012.

The Company maintains a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering us and our officers and directors.  The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2011, the Company was not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

7.	Changes in Net Assets Per Share
The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009

Net decrease in net assets resulting from operations	$(2,946,238)	$(1,399,877)	$(995,978)

Basic and diluted weighted average shares	6,921,481	1,383,537	569,900

Basic and diluted net decrease in net assets per share
resulting from operations	$(0.43)	$(1.01)	$(1.75)

During the years ended December 31, 2011, 2010 and 2009, the Company had no dilutive securities outstanding.

8.	Financial Highlights

The following is a schedule of financial highlights for each of the three years in the period ended December 31, 2011 and for the period from May 9, 2008 (Inception) to December 31, 2008.

Keating Capital, Inc.
Notes to Financial Statements

Keating Capital, Inc.
Financial Highlights

				Period from
				May 9, 2008
				(Inception) to
	Years Ended December 31,			December 31,
	2011	2010	2009	2008

Per common share data
Net asset value, beginning of period	$7.85	$6.53	$8.27	$-

Net investment loss*	(0.54)	(1.43)	(1.75)	(0.93)
Net change in unrealized appreciation on investments*	0.11	0.42	-	-

Net decrease in net assets resulting from operations	(0.43)	(1.01)	(1.75)	(0.93)

Stockholder distributions:
Distributions in excess of net realized gains on investments*	(0.06)	-	-	-

Net decrease in net assets resulting for stockholder distributions	(0.06)	-	-	-

Capital stock transactions:
Issuance of common stock in continuous public offering (1)	1.83	4.26	-	10.00
Offering costs from issuance of common stock*	(0.89)	(1.59)	-	-
Amortization of deferred offering costs*	(0.07)	(0.34)	-	(0.80)

Net increase in net assets from capital stock transactions	0.87	2.33	-	9.20

Net asset value, end of period	$8.23	$7.85	$6.53	$8.27

Ratios and supplemental data:
Per share market price, end of period (2)	$8.46	-	-	-
Total return based on change in net asset value (3), (4)	5.61%	20.21%	(21.04%)	(11.08%)
Total return based on stock price (5)	(14.46%)	-	-	-
Common shares outstanding, end of period	9,283,781	2,860,299	569,900	569,900
Weighted average common shares outstanding during period	6,921,481	1,383,537	569,900	294,824
Net assets, end of period	$76,384,715	$22,456,400	$3,719,496	$4,715,474
Ratio of operating expenses to average net assets (6)	7.62%	15.52%	23.87%	35.62%
Ratio of net investment loss to average net assets (6)	(7.51%)	(15.11%)	(23.62%)	(34.70%)
Weighted average debt per common share (7)	$-	$-	$-	$-
Portfolio turnover (8)	-	-	-	-

*	Based on weighted average shares outstanding during the period.

(1)	Represents the average increase in net asset value attributable to each share issued during the years ended December 31, 2011, 2010, and 2009.

(2)	The shares of the Company's common stock were listed on the Nasdaq Capital Market beginning December 12, 2011. Accordingly, there was no market price for the shares as of December 31, 2010 and 2009.

(3)
For the years ended December 31, 2011, 2010 and 2009, total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions paid per weighted average share during the period, divided by the beginning of the period net asset value.

(4)
For the period from May 9, 2008 (Inception) through December 31, 2008, total return based on change in net asset value equals the change in the end of the period net asset value over the $9.30 per share offering price per share in the Company's initial private placement (net of placement agent commissions), divided by the initial private placement offering price of $9.30 per share.  This return calculation has not been annualized.

(5)
Total return based on stock price equals the change in the end of the period stock price over the $9.96 per share average selling price of the Company's common stock in its continuous public offering (which concluded June 30, 2011) divided by the $9.96 per share average selling price in the continuous public offering.  This return calculation has not been annualized and includes the February 2011 distribution paid to stockholders.

(6)	Ratios for the period from May 9, 2008 (Inception) to December 31, 2008 have been annualized.

(7)	During 2011, 2010 and 2009, the Company did not have any debt.

(8)
The only investment activity subject to the calculation of portfolio turnover was the Company's purchase of portfolio company investments during 2011 and 2010.  Since there were no sales of portfolio company investments during these periods, there was no portfolio turnover.

Keating Capital, Inc.
Notes to Financial Statements

9.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2011. This information was derived from our unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

					Net Change		Net (Decrease)
	Investment		Net Investment		in Unrealized Appreciation		in Net Assets
	Income		Loss		(Depreciation) on Investments		from Operations

		Per		Per		Per		Per
Quarter Ended	Total	Share (1)	Total	Share (1)	Total	Share (1)	Total	Share (1)

March 31, 2010	15,725	0.02	(309,532)	(0.42)	550,000	0.75	240,468	0.33
June 30, 2010	7,894	0.01	(503,859)	(0.48)	-	-	(503,859)	(0.48)
September 30, 2010	12,428	0.01	(414,186)	(0.28)	27,364	0.02	(386,822)	(0.26)
December 31, 2010	17,962	0.01	(749,416)	(0.34)	(248)	*	(749,664)	(0.34)

March 31, 2011	24,091	0.01	(859,278)	(0.24)	77,915	0.02	(781,363)	(0.22)
June 30, 2011	19,187	*	(1,123,755)	(0.20)	684,683	0.12	(439,072)	(0.08)
September 30, 2011	6,382	*	(583,214)	(0.06)	(776,954)	(0.09)	(1,360,168)	(0.15)
December 31, 2011	4,688	*	(1,143,775)	(0.12)	778,140	0.08	(365,635)	(0.04)

*	Per share amounts less than $0.01.

(1)	Per share amounts are calculated using weighted average shares outstanding during the quarterly period.

10.	Subsequent Events

On January 12, 2012, the Company made a $18,435 investment in the Series C-2 convertible preferred stock of Livescribe, an existing portfolio company in which the Company had previously invested $550,881. The Company has also committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe as part of two additional closings that are expected to occur during 2012.

During January 2012, the Company purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $527,500, or $10.55 per share, including commissions.

On January 27, 2012, the Company made a $3,000,000 investment in the Series E convertible preferred stock of Zoosk, Inc., an online dating community.

On February 7, 2012, the Company entered into an agreement to make a $5,000,000 investment in the convertible preferred stock of a private company.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. The code of business conduct and ethics is available on our website at www.keatingcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.  Executive Compensation

The information with respect to compensation of executives and directors will be contained in the 2012 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management will be contained in the 2012 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions will be contained in the 2012 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information with respect to principal accountant fees and services will be contained in the 2012 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.  Documents Filed as Part of this Report

The following financial statements of Keating Capital, Inc are filed herewith in Item 8:

Page(s)

b.  Exhibits

The following exhibits are filed as part of this Annual Report or hereby incorporated by reference to exhibits previously filed with the SEC:

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

c.  Financial statement schedules

No financial statement schedules are filed herewith because (i) such schedules are not required, or (ii) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEATING CAPITAL, INC.

Date: March 1, 2012	/S/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy J. Keating
Date: March 1, 2012	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Stephen M. Hills
Date: March 1, 2012	Stephen M. Hills Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/s/ Frederic M. Schweiger
Date: March 1, 2012	Frederic M. Schweiger Director

/s/ J. Taylor Simonton
Date: March 1, 2012	J. Taylor Simonton Director

/s/ Andrew S. Miller
Date: March 1, 2012	Andrew S. Miller Director

/s/ Laurence W. Berger
Date: March 1, 2012	Laurence W. Berger Director

/s/ Brian P. Alleman
Date: March 1, 2012	Brian P. Alleman Director