Form 10-Q
period 2012-03-31
KEATING CAPITAL INC
filed 2012-05-10
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00778

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of May 9, 2012 was 9,283,781.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.

Statements of Assets and Liabilities

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies (Cost: $36,898,184 and $25,379,750, respectively)	$36,926,006	$24,992,349
Publicly-traded portfolio companies (Cost: $2,903,646 and $2,553,250, respectively)	3,579,322	2,671,631
Affiliate investments:
Private portfolio companies (Cost: $8,000,080 and $8,000,080, respectively)	9,610,000	9,610,000

Total, investments in portfolio company securities at fair value (Cost: $47,801,910 and $35,933,080, respectively)	50,115,328	37,273,980
Cash and cash equivalents	26,864,762	39,606,512
Prepaid expenses and other assets	66,019	62,746
Deferred offering costs	74,877	—

Total assets	$77,120,986	$76,943,238

Liabilities
Base management fees payable to investment adviser	$130,698	$130,969
Accrued incentive fees payable to investment adviser	489,270	268,180
Administrative expenses payable to investment adviser	56,774	47,285
Accounts payable	147,411	70,602
Accrued expenses and other liabilities	8,290	41,487

Total liabilities	832,443	558,523

Net assets
Common stock, par value	$9,284	$9,284
Additional paid-in capital	75,302,711	75,302,711
Accumulated net investment loss	(1,469,800)	(268,180)
Accumulated undistributed net realized gain on investments	132,930	—
Net unrealized appreciation on investments	2,313,418	1,340,900

Total net assets	$76,288,543	$76,384,715

Total liabilities and net assets	$77,120,986	$76,943,238

Shares of common stock outstanding ($0.001 par value, 200,000,000 authorized)	9,283,781	9,283,781

Net asset value per share	$8.22	$8.23

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended,
	March 31, 2012	March 31, 2011
Investment income
Interest and dividend income:
Certificate of deposit and money market investments	$1,742	$24,091

Total investment income	1,742	24,091

Operating expenses
Base management fees	383,662	142,637
Incentive fees	221,090	15,583
Administrative expenses allocated from investment adviser	164,027	119,733
Legal and professional fees	251,881	159,168
Directors fees	40,000	25,250
Stock transfer agent fees	8,105	56,505
Printing and fulfillment expenses	32,991	49,520
Postage and delivery expenses	13,057	47,223
Stock issuance expenses	—	54,465
Travel and entertainment expenses	26,427	148,014
General and administrative expenses	62,122	65,271

Total operating expenses	1,203,362	883,369

Net investment loss	(1,201,620)	(859,278)

Net realized gain on investments
Non-control/non-affiliate investments	132,930	—

Total net realized gain on investments	132,930	—

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	972,518	77,915

Total net change in unrealized appreciation (depreciation) on investments	972,518	77,915

Net decrease in net assets resulting from operations	$(96,172)	$(781,363)

Net investment loss per common share (basic and diluted)	$(0.13)	$(0.24)

Net decrease in net assets resulting from operations per common share (basic and diluted)	$(0.01)	$(0.22)

Weighted average common shares outstanding (basic and diluted)	9,283,781	3,558,124

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

				Accumulated Net Investment Income (Loss)	Accumulated Undistributed Net Realized Gain on Investments	Unrealized Appreciation on Investments	Distributions In Excess of Net Investment Income	Net Assets

	Common Stock		Additional Paid-in Capital
	Shares	Par Value
Balance at December 31, 2010	2,860,299	$2,860	$21,991,847	$(115,423)	$—	$577,116	$—	$22,456,400
Net (decrease) increase in net assets from operations	—	—	—	(859,278)	—	77,915	—	(781,363)
Issuance of common stock, net of offering costs of $1,710,016 (1)	1,769,795	1,770	15,926,387	—	—	—	—	15,928,157
Amortization of deferred offering costs	—	—	(200,041)	—	—	—	—	(200,041)
Distributions in excess of net investment income and net realized gains	—	—	—	—	—	—	(446,837)	(446,837)
Balance at March 31, 2011 (2)	4,630,094	$4,630	$37,718,193	$(974,701)	$—	$655,031	$(446,837)	$36,956,316

Balance at December 31, 2011 (2)	9,283,781	$9,284	$75,302,711	$(268,180)	$—	$1,340,900	$—	$76,384,715
Net (decrease) increase in net assets from operations	—	—	—	(1,201,620)	132,930	972,518	—	(96,172)

Balance at March 31, 2012	9,283,781	9,284	75,302,711	(1,469,800)	132,930	2,313,418	—	$76,288,543

(1)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(2)	See Note 2 - Income Taxes.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(96,172)	$(781,363)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(132,930)	—
Net change in unrealized appreciation on investments	(972,518)	(77,915)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(3,273)	57,963
(Decrease) increase in base management fees payable to investment adviser	(271)	52,006
Increase in accrued incentive fees payable to investment adviser	221,090	15,583
Increase (decrease) in administrative expenses payable to investment adviser	9,489	(567)
Decrease in reimbursable expenses payable to investment adviser	—	(1,791)
Increase in accounts payable	76,809	26,894
(Decrease) increase in accrued expenses and other liabilities	(33,197)	13,746

Net cash used in operating activities	(930,973)	(695,444)
Cash flows from investing activities
Investments in portfolio companies	(12,045,934)	(8,400,012)
Net proceeds from sales of portfolio company investments	310,034	—
Purchases of short-term investments	—	(69,000,000)
Proceeds from maturities of short-term investments	—	63,500,000

Net cash used in investing activities	(11,735,900)	(13,900,012)
Cash flows from financing activities
Gross proceeds from issuance of common stock	—	17,638,173
Offering costs from issuance of common stock	—	(1,710,016)
Additions to deferred stock offering costs	(74,877)	(111,230)
Stockholder distributions as a return of capital	—	(446,837)

Net cash (used in) provided by financing activities	(74,877)	15,370,090

Net (decrease) increase in cash and cash equivalents	(12,741,750)	774,634
Cash and cash equivalents, beginning of period	39,606,512	4,753,299

Cash and cash equivalents, end of period	$26,864,762	$5,527,933

Supplemental disclosure of non-cash financing activities
Amortization of deferred offering costs	$—	$200,041

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

March 31, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock	1,000,000	$471,295	$136,000	0.18%
		Series C Convertible Preferred Stock Warrants Exercise price $0.50 per share; expire 6/30/2015	125,000	29,205	770	0.00%
		Series C-1 Convertible Preferred Stock	100,660	47,528	33,000	0.04%
		Series C-1 Convertible Preferred Stock Warrants Exercise price $0.50 per share; expire 7/8/2016	12,582	2,853	1,218	0.00%
		Series C-2 Convertible Preferred Stock	184,353	18,435	17,000	0.02%
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,000,000	2.63%
BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Series E Convertible Preferred Stock	288,531	2,500,006	2,500,006	3.28%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,500,000	4.59%
Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	197,942	2,500,007	1,900,000	2.49%
Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock	1,573,234	3,000,000	3,000,000	3.93%
		Common Stock Warrants Exercise price $0.01 per share; expire 8/24/2018 Subject to restrictions on exercisability	22,581	—	9,156	0.01%
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,328,860	1.74%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	4,000,001	5.24%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,999,996	3.93%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	4,000,000	5.24%
Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	2,999,999	3.93%
LifeLock, Inc.	Internet & Software - Identity Theft Protection	Series E Convertible Preferred Stock	634,711	4,875,000	4,875,000	6.39%
		Series E Convertible Preferred Stock Warrants Exercise price $0.01 per share; expire 3/14/2019	158,678	125,000	125,000	0.17%
SilkRoad Technology Holdings, Inc.	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	12,398,158	3,500,000	3,500,000	4.59%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$36,898,184	$36,926,006	48.40%

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Common Stock	160,000	1,000,000	756,800	0.99%
Solazyme, Inc. (6)	Cleantech - Renewable Oils and Bioproducts	Common Stock	192,927	1,903,646	2,822,522	3.70%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$2,903,646	$3,579,322	4.69%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

March 31, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Affiliate Investments (5)
Private Portfolio Companies:
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,000,000	5.24%
Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock	3,200,000	3,411,080	5,400,000	7.08%
		Common Stock Warrants Exercise price $0.01 per share; expire 7/6/2016 Subject to restrictions on exercisability	800,000	589,000	210,000	0.28%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$9,610,000	12.60%

Total - Investments in Portfolio Company Securities (7)				$47,801,910	$50,115,328	65.69%

Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$50,115,328	65.69%
Cash and cash equivalents (includes $26,733,376 in money market funds)					26,864,762	35.21%
Prepaid expenses and other assets					66,019	0.09%
Deferred offering costs					74,877	0.10%
Less: Total Liabilities					(832,443)	(1.09%)

Net Assets					$76,288,543	100.00%

(1)

The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech. The further description generally identifies the types of products or services provided by each portfolio company.

(2)

Convertible preferred, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock in SilkRoad Technology Holdings, Inc. all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad Technology Holdings, Inc., the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors or upon a qualifying liquidation event. During the three months ended March 31, 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power, Inc. were changed from a cumulative to a non-cumulative dividend. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $3,916,953, $1,603,535 and $2,313,418, respectively. The tax cost of investments is $47,801,910.

(4)

Except for common stock in two publicly traded portfolio companies, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of March 31, 2012. See Valuation of Investments under Note 2 of the Notes to Financial Statements.

(5)

Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	The Company sold 20,000 shares of Solazyme common stock with an aggregate cost basis of $177,104 during the three months ended March 31, 2012.
(7)

All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of March 31, 2012, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $1,463,000, respectively, which represent approximately 1.4% and 1.9% of total assets.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2011

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock	1,000,000	$471,295	$139,000	0.18%
		Series C Convertible Preferred Stock Warrants	125,000	29,205	1,140	0.00%
		Exercise price $0.50 per share; expire 6/30/2015
		Series C-1 Convertible Preferred Stock	100,660	47,528	14,001	0.02%
		Series C-1 Convertible Preferred Stock Warrants	12,582	2,853	183	0.00%
		Exercise price $0.50 per share; expire 7/8/2016
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,000,000	2.62%
BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Series E Convertible Preferred Stock	288,531	2,500,006	2,500,006	3.27%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	2,499,999	3.27%
Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	197,942	2,500,007	2,500,007	3.27%
Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock	1,573,234	3,000,000	3,000,000	3.93%
		Common Stock Warrants	22,581	—	9,156	0.01%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,328,860	1.74%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	4,000,001	5.24%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,999,996	3.93%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	4,000,000	5.24%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$25,379,750	$24,992,349	32.72%

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Common Stock	160,000	1,000,000	732,800	0.96%
Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Common Stock	162,927	1,553,250	1,938,831	2.54%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$2,553,250	$2,671,631	3.50%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2011

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets
Affiliate Investments (5)
Private Portfolio Companies:
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,000,000	5.24%
Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock	3,200,000	3,411,080	5,400,000	7.07%
		Common Stock Warrants	800,000	589,000	210,000	0.27%
		Exercise price $0.01 per share; expire 7/6/2016
		Subject to restrictions on exercisability

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$9,610,000	12.58%

Total - Investments in Portfolio Company Securities (6)				$35,933,080	$37,273,980	48.80%

						% of
Reconciliation to Net Assets					Amount	Net Assets
Investments in portfolio company securities at fair value					$37,273,980	48.80%
Cash and cash equivalents (includes $39,505,875 in money market funds)					39,606,512	51.85%
Prepaid expenses and other assets					62,746	0.08%
Less: Total Liabilities					(558,523)	(0.73%)

Net Assets					$76,384,715	100.00%

(1)

The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech. The further description generally identifies the types of products or services provided by each portfolio company.

(2)

Convertible preferred, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock in Harvest Power, Inc., all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of Harvest Power, Inc., the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors or upon a qualifying liquidation event. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

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

(5)

Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Non-Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

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

Keating Capital, Inc. (the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. The Company commenced its portfolio company investment activities in January 2010. The shares of the Company’s common stock were listed on the Nasdaq Capital Market beginning December 12, 2011.

The Company’s investment objective is to maximize capital appreciation. The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-IPO companies that are committed to and capable of becoming public. The Company provides investors with the ability to participate in a unique fund that allows its stockholders to share in the potential value accretion that the Company believes typically occurs once a company transforms from private to public status, or what the Company refers to as the private-public valuation arbitrage. The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. The Company may in some cases invest in debentures or loans that are convertible into or settled with common stock; however, as of March 31, 2012 and December 31, 2011, none of the Company’s investments were convertible debentures or loans. The Company’s investments are made principally through direct investments in prospective portfolio companies. However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

Keating Investments, LLC (“Keating Investments”), or the “investment adviser,” serves as the Company’s external investment adviser and also provides the Company with administrative services necessary for it to operate. In this capacity, Keating Investments is primarily responsible for the selection, evaluation, structure, valuation and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors. Keating Investments is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

2.	Basis of Presentation; Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2012. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

For the three months ended March 31, 2012, the Company separately classified travel and entertainment expenses as an individual line item in its Statement of Operations. Travel and entertainment were previously included as a component of general and administrative expenses in the Statement of Operations. For comparative purposes, this line item has been separately classified in the Company’s Statement of Operations for the three months ended March 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Such estimates and judgments could change in the future as more information becomes known, and actual results could differ from these estimates and the differences could be material. The Company considers its significant estimates to include the fair value of investments in portfolio company securities (see Note 3) and income taxes (see “Income Taxes”).

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Valuation of Investments

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the SEC, and in accordance with Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”). Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by the Board of Directors for all other assets (see Note 3).

At March 31, 2012 and December 31, 2011, approximately 60.3% and 45.0%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. The Company makes investments in later stage, typically venture capital-backed, private, pre-initial public offering (“pre-IPO”) companies in technology, Internet and software, and cleantech. Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and these securities are no longer subject to any post-IPO lockup restrictions. As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Changes in valuation of these equity securities are recorded in the Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”

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

•

The Chairman of the Company’s Valuation Committee, in consultation with the Company’s management, will determine each calendar quarter which investments in the Company’s portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm, engaged by the Company’s Board, provided, however, that a review will be conducted by a third-party valuation firm for each new portfolio company investment made during a calendar quarter and for any portfolio company for which market quotations are not readily available and whose valuation has not been reviewed in the prior twelve months;

•

The Company’s Valuation Committee reviews the preliminary valuations, and the Company’s investment adviser and the third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee; and

•

The Company’s Board discusses the valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s investment adviser, the third-party valuation firm, and the Company’s Valuation Committee.

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

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of March 31, 2012 and December 31, 2011:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2012
Private Portfolio Company Securities:
Convertible Preferred Stock	$—	$—	$37,789,866	$37,789,866
Convertible Preferred Stock Warrants	—	—	126,988	126,988
Common Stock	—	—	8,399,996	8,399,996
Common Stock Warrants	—	—	219,156	219,156
Publicly Traded Portfolio Company Securities:
Common Stock	3,579,322	—	—	3,579,322
Cash Equivalents:
Money Market Funds	26,733,376	—	—	26,733,376

Total	$30,312,698	$—	$46,536,006	$76,848,704

As of December 31, 2011
Private Portfolio Company Securities:
Convertible Preferred Stock	$—	$—	$25,981,874	$25,981,874
Convertible Preferred Stock Warrants	—	—	1,323	1,323
Common Stock	—	—	8,399,996	8,399,996
Common Stock Warrants	—	—	219,156	219,156
Publicly Traded Portfolio Company Securities
Common Stock	2,671,631	—	—	2,671,631
Cash Equivalents:
Money Market Funds	39,505,875	—	—	39,505,875

Total	$42,177,506	$—	$34,602,349	$76,779,855

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total
Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349
New investments in Level 3 portfolio company securities at cost	11,393,434	125,000	—	—	11,518,434
Gross transfers out of Level 3 to Level 1	—	—	—	—	—
Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets	414,558	665	—	—	415,223

Fair Value at March 31, 2012	$37,789,866	$126,988	$8,399,996	$219,156	$46,536,006

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were still held by the Company at March 31, 2012	$414,558	$665	$—	$—	$415,223

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total
Fair Value at December 31, 2010	$4,149,991	$27,616	$—	$—	$4,177,607
New investments in Level 3 portfolio company securities at cost	24,776,401	2,853	6,411,076	589,000	31,779,330
Gross transfers out of Level 3 to Level 1	(2,549,991)	—		—	(2,549,991)
Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets	(394,527)	(29,146)	1,988,920	(369,844)	1,195,403

Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were still held by the Company at December 31, 2011	$(394,527)	$(29,146)	$1,988,920	$(369,844)	$1,195,403

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

For the three months ended March 31, 2012, there were no transfers out of Level 3 assets. For the year ended December 31, 2011, transfers out of Level 3 – “Portfolio Company Investments (Preferred Stock)” resulted from two of the Company’s portfolio companies, NeoPhotonics Corporation (“NeoPhotonics”) and Solazyme, Inc. (“Solazyme”) completing an initial public offering and the Company’s securities in these portfolio companies being converted into common stock with the lockup restrictions on these common shares subsequently lapsing during 2011. As of December 31, 2010, the Company’s convertible preferred stock investments in NeoPhotonics and Solazyme had a fair value of $1,550,000 and $999,991, respectively, as determined in good faith by the Company’s Board of Directors and were included as a component of Level 3 – “Portfolio Company Investments (Preferred Stock).” These investments were transferred into Level 1 within the fair value hierarchy during 2011.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

The significant unobservable inputs that may be used in the fair value measurement of the Company’s investments in convertible preferred stock and common stock for which market quotations are not readily available include: prior or contemporaneous transactions in the equity of the portfolio company (“Precedent Transactions”); revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and price to earnings (“P/E”) multiples (collectively, “Multiples”) for comparable public company and comparable transactions; discount rates applied in a discounted cash flow analysis of the portfolio company; and discounts for lack of marketability (“DLOM”). A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

The significant unobservable input used in the fair value measurement of the Company’s investments in convertible preferred stock warrants and common stock warrants for which market quotations are not readily available is the equity volatility of comparable public companies. A change in the assumption used for equity volatility may indicate a directionally similar change in the fair value of the convertible preferred stock warrant or common stock warrant investment.

The following provides quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2012:

	March 31, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Private Portfolio Company Investments: Convertible Preferred Stock	$37,789,866	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable transactions	Revenue multiple	3.5		12.7
		Comparable public companies	Revenue multiple	0.5	to	5.9
			EBITDA multiple	2.9	to	20.2
			P/E multiple	7.4	to	33.1
			Discount for lack of marketability	20%	to	35%
		Discounted cash flow	Discount rate	23%	to	45%
			Terminal revenue multiple	0.6	to	6.7
			Terminal EBITDA multiple	10.1	to	22.4
			Terminal P/E multiple	18.7	to	36.2
			Discount for lack of marketability	20%	to	35%

Private Portfolio Company Investments: Convertible Preferred Stock Warrants	$126,988	Option pricing model	Comparable public company equity volatility	48%	to	52%

Private Portfolio Company Investments: Common Stock	$8,399,996	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable public companies	Revenue multiple	2.5	to	3.7
			EBITDA multiple	4.0	to	11.3
			P/E multiple	8.1	to	27.4
			Discount for lack of marketability	30%	to	35%
		Discounted cash flow	Discount rate	40%	to	45%
			Terminal revenue multiple	3.6	to	3.6
			Terminal EBITDA multiple	5.7	to	11.4
			Terminal P/E multiple	14.6	to	27.3
			Discount for lack of marketability	30%	to	35%

Private Portfolio Company Investments: Common Stock Warrants	$219,156	Option pricing model	Comparable public company equity volatility	53%	to	53%

Valuation of Financial Instruments

The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents (including money market funds), receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

At March 31, 2012 and December 31, 2011, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. No income was derived from these Affiliate Investments as both are non-incoming producing equity investments (see Note 9).

Cash and Cash Equivalents

Cash and cash equivalents are composed of demand deposits with original maturities of 90 days or less and investments in money market funds.

As of March 31, 2012 and December 31, 2011, the Company had cash and cash equivalents of $26,864,762 and $39,606,512, respectively. The Company primarily invests its cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. Cash needed to fund the Company’s near-term operating expenses is held in a bank depository account.

Deferred Offering Costs

Offering expenses directly related to the Company’s continuous public offering, which concluded June 30, 2011, totaling $965,169 on a cumulative basis were initially deferred and subsequently amortized and charged against the gross proceeds of the continuous public offering, as a reduction to additional paid-in capital, on a straight-line basis beginning with the closing of the first common stock issuance on January 11, 2010 and continuing through the conclusion of the offering period on June 30, 2011. During the three months ended March 31, 2011, deferred offering costs totaling $200,041 were amortized and charged as a reduction to additional paid-in capital.

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) were expensed as incurred. During the three months ended March 31, 2011, $54,465 in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.

On March 15, 2012, the Company filed a registration statement on Form N-2 for a potential equity offering of its common stock. For the three months ended March 31, 2012, the Company incurred $74,877 in offering expenses associated with the possible equity offering, including the preparation for the registration statement in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of any registered equity offering, or expensed if the Company does not complete a registered equity offering.

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

The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a “preference” over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company’s assets. In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company’s board of directors. Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.

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

The Company’s preferred and common stock, warrants, and equity interests are generally non-income producing. Except for the convertible preferred stock investment in SilkRoad Technology Holdings, Inc. (“SilkRoad”), all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors or upon a qualifying liquidation event. As part of a new convertible preferred stock financing by Livescribe, Inc. (“Livescribe”), which had its initial closing during the three months ended March 31, 2012, the preferred dividends on the Company’s convertible preferred stock were changed from a cumulative to a non-cumulative dividend. Although the Company’s preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, the Company does not expect dividends (whether cumulative or non-cumulative) to be declared and paid on its preferred stock investments, or on its common stock investments, since its portfolio companies typically prefer to retain profits, if any, in their businesses. Accordingly, since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

During the three months ended March 31, 2012 and 2011, there were no non-cumulative or cumulative dividends recorded.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition (after reduction for commissions and other selling expenses). Realized gains and losses on investment transactions are determined by specific identification. Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Aggregate cost of portfolio company securities for federal income tax purposes	$47,801,910	$35,933,080

Gross unrealized appreciation of portfolio company securities	3,916,953	2,383,657
Gross unrealized depreciation of portfolio company securities	(1,603,535)	(1,042,757)

Net unrealized appreciation of portfolio company securities	$2,313,418	$1,340,900

As of March 31, 2012, the Company had no undistributed ordinary income or capital loss carryforwards for federal income tax purposes and $132,930 in undistributed long-term capital gains. As of December 31, 2011, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

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

As of March 31, 2012 and December 31, 2011, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2012 and 2011.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

Distributions to the Company’s stockholders will be payable only when and as declared by the Company’s Board of Directors and will be paid out of assets legally available for distribution. All distributions will be paid at the discretion of the Board of Directors. The Board of Directors maintains a distribution policy with the objective of distributing the Company’s net capital gains (which are defined as the Company’s realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to the Company’s investment adviser, the Company’s operating expenses, and any other retained amounts. The Company’s Board of Directors currently intends to declare distributions (if any) at least annually, at the end of each year. Since the Company’s portfolio company investments will typically not generate current income (i.e., dividends or interest income), the Company does not typically expect to generate net ordinary income from which it could make distributions to its stockholders. Distributions will also depend on the Company’s financial condition, maintenance of RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as the Company’s Board of Directors may deem relevant from time to time.

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

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, and warrants to purchase convertible preferred stock and common stock. During the three months ended March 31, 2012, the Company made investments totaling $11.5 million in 3 new private portfolio companies, $18,435 in one existing private portfolio company, and $0.5 million in Solazyme, Inc., one of the Company’s existing publicly traded portfolio companies, in open market transactions.

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of March 31, 2012 and December 31, 2011.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

	March 31, 2012			December 31, 2011
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio
Private Portfolio Companies:
Convertible Preferred Stock	$37,741,130	$37,789,866	75.41%	$26,347,696	$25,981,874	69.70%
Convertible Preferred Stock Warrants	157,058	126,988	0.25%	32,058	1,323	0.00%
Common Stock	6,411,076	8,399,996	16.76%	6,411,076	8,399,996	22.54%
Common Stock Warrants	589,000	219,156	0.44%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	2,903,646	3,579,322	7.14%	2,553,250	2,671,631	7.17%

Total	$47,801,910	$50,115,328	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of the Company’s investment portfolio by industry classification at cost and fair value as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio
Internet & Software	$22,828,856	$22,838,012	45.57%	$11,328,857	$11,338,013	30.42%
Cleantech	15,403,658	16,722,528	33.37%	15,053,262	15,438,843	41.42%
Technology	9,569,396	10,554,788	21.06%	9,550,961	10,497,124	28.16%

Total	$47,801,910	$50,115,328	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of the Company’s investment portfolio by geographic region of the United States at cost and fair value as of March 31, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2012			December 31, 2011
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio
West	$31,301,903	$33,215,327	66.28%	$22,933,073	$24,273,973	65.12%
Northeast	6,500,000	7,500,001	14.97%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,900,000	11.77%	6,500,007	6,500,007	17.44%
Midwest	3,500,000	3,500,000	6.98%	—	—	0.00%

Total	$47,801,910	$50,115,328	100.00%	$35,933,080	$37,273,980	100.00%

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Company did not have any borrowings as of March 31, 2012 or December 31, 2011. The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $383,662 and $142,637 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, Base Fees payable to the investment adviser were $130,698 and $130,969, respectively.

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

During the three months ended March 31, 2012 and 2011, the Company recorded total incentive fee expense of $221,090 and $15,583, respectively. Additionally, as of March 31, 2012 and December 31, 2011, the Company had accrued incentive fees payable to the investment adviser in the amounts of $489,270 and $268,180, respectively. The portion of the incentive fee expense and accrued incentive fees that are related to the Company’s net unrealized appreciation and cumulative net realized capital gains are explained below:

•

During the three months ended March 31, 2012 and 2011, the Company recorded $194,504 and $15,583 in incentive fee expense, respectively, resulting from the increase in net unrealized appreciation on its portfolio company investments of $972,518 and $77,915 during the three months ended March 31, 2012 and 2011, respectively. Since the incentive fee is only payable based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid, the accrued incentive fee of $462,684 as of March 31, 2012 related to net unrealized appreciation may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of March 31, 2012.

•

For the three months ended March 31, 2012, the Company had a realized capital gain of $132,930 as a result of its sale of 20,000 shares of Solazyme’s common stock during this period, which is the Company’s first disposition of a portfolio company interest and represents the Company’s cumulative net realized capital gain since inception. As of March 31, 2012, no incentive fee would be payable with respect to this cumulative net realized capital gain since the Company had unrealized depreciation on three of its portfolio companies totaling $1,603,535 at March 31, 2012. However, during the three months ended March 31, 2012, the Company recorded $26,586 in incentive fee expense resulting from the increase in Company’s cumulative net realized capital gains for the three months ended March 31, 2012. The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid. Accordingly, the accrued incentive fee of $26,586 as of March 31, 2012 related to the cumulative net realized capital gain may differ from the actual incentive fee paid to the investment adviser depending on the performance of the Company’s portfolio company investments taken as a whole for the year ended December 31, 2012.

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

The Company reimburses the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. However, during the three months ended March 31, 2012 and 2011, no portion of the Company’s Chief Compliance Officer’s compensation was allocated to the Company since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

The Company recorded allocated administrative expenses of $164,027 and $119,733 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, allocated administrative expenses payable to the investment adviser were $56,774 and $47,285, respectively.

The Company has agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer will be paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012.

Duration and Termination

An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009. On April 13, 2012, the Company’s Board of Directors (including the non-interested directors) renewed the current Investment Advisory and Administrative Services Agreement for an additional year. The current Investment Advisory and Administrative Services Agreement will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2012, the Company had committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe as part of a two additional closings that are expected to occur during 2012. Subsequent to March 31, 2012, the Company made an investment of $18,435 in the second tranche closing of the Series C-2 convertible preferred stock financing of Livescribe and, as a result, has a remaining commitment to invest $18,435 in the third and final tranche closing of the Series C-2 convertible preferred stock financing of Livescribe that is expected to occur during 2012. See Note 10.

The Company maintains a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering the Company and its officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of March 31, 2012, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net decrease in net assets resulting from operations	$(96,172)	$(781,363)
Basic and diluted weighted average shares	9,283,781	3,558,124
Basic and diluted net decrease in net assets per share resulting from operations	$(0.01)	$(0.22)

During the three months ended March 31, 2012 and 2011, the Company had no dilutive securities outstanding.

8.	Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2012 and 2011.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Keating Capital, Inc.

Financial Highlights

	Three Months Ended
	March 31, 2012	March 31, 2011
Per common share data
Net asset value, beginning of period	$8.23	$7.85
Net investment loss*	(0.13)	(0.24)
Net realized gain on investments*	0.01	—
Net change in unrealized appreciation on investments*	0.11	0.02

Net decrease in net assets resulting from operations	(0.01)	(0.22)

Stockholder distributions:
Distributions as a return of capital*	—	(0.13)

Net decrease in net assets resulting for stockholder distributions	—	(0.13)

Capital stock transactions:
Issuance of common stock in continuous public offering (1)	—	1.02
Offering costs from issuance of common stock*	—	(0.48)
Amortization of deferred offering costs*	—	(0.06)

Net increase in net assets from capital stock transactions	—	0.48

Net asset value, end of period	$8.22	$7.98

Ratios and supplemental data:
Per share market price, end of period (2)	$7.96	—
Total return based on change in net asset value (3)	(0.12%)	3.31%
Total return based on stock price (4)	(5.91%)	—
Common shares outstanding, end of period	9,283,781	4,630,094
Weighted average common shares outstanding during period	9,283,781	1,383,537
Net assets, end of period	$76,288,543	$36,956,316
Annualized ratio of operating expenses to average net assets	6.31%	11.89%
Annualized ratio of net investment loss to average net assets	(6.30%)	(11.57%)
Weighted average debt per common share (5)	$—	$—
Portfolio turnover (6)	0.41%	—

*	Based on weighted average shares outstanding during the period.
(1)	Represents the average increase in net asset value attributable to each share issued during the three months ended March 31, 2011.
(2)	The shares of the Company’s common stock were listed on the Nasdaq Capital Market beginning December 12, 2011. Accordingly, there was no market price for the shares as of March 31, 2011.
(3)

For the three months ended March 31, 2012 and 2011, total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions paid per weighted average share during the period, divided by the beginning of the period net asset value.

(4)

Total return based on stock price equals the change in the end of the period stock price over the beginning of period stock price divided by the beginning of period stock price. This return calculation has not been annualized.

(5)	As of March 31, 2012 and 2011, the Company did not have any debt.
(6)

For the three months ended March 31, 2012, portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. This calculation has not been annualized. For the three months ended March 31, 2011, the only investment activity subject to the calculation of portfolio turnover was the Company’s purchase of portfolio company investments. Since there were no sales of portfolio company investments during the three months ended March 31, 2011, there was no portfolio turnover.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

9.	Investments in and Advances to Affiliates

During the three months ended March 31, 2011, the Company had no Affiliate Investments or Control Investments.

During the three months ended March 31, 2012, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. The following is a schedule of the Company’s investments in and advances to these two affiliates during the three months ended March 31, 2012.

			Three Months Ended
			March 31, 2012
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	December 31, 2011 Fair Value	Gross Additions (4)	Gross Reductions (5)	March 31, 2012 Fair Value
Affiliate Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$4,000,000	$—	$—	$4,000,000
Corsair Components, Inc.	Common Stock	3,200,000	—	5,400,000	—	—	5,400,000
	Common Stock Warrants	800,000	—	210,000	—	—	210,000

Total Affiliate Investments			$—	$9,610,000	$—	$—	$9,610,000

(1)	The Company had no control investments as defined by the 1940 Act during the three months ended March 31, 2012.
(2)

Affiliate investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

(3)

Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.

(4)

Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

The above schedule should be read in conjunction with the Schedule of Investments set forth above and Notes 2 and 3 to these Financial Statements.

10.	Subsequent Events

During April 2012, the Company sold an additional 20,000 shares of Solazyme’s common stock in open market transactions for an aggregate selling price of $318,993, or approximately $15.95 per share, after commissions and selling expenses, resulting in a realized gain of $141,889, that will be recorded in the second quarter.

The Company completed an additional investment in SilkRoad of $1,500,000 in a second closing of the Series C convertible preferred stock financing on May 9, 2012. The Company had made an initial investment of $3,500,000 in this Series C convertible preferred stock financing on March 28, 2012.

On May 9, 2012, the Company’s Board authorized a stock repurchase program of up to $5 million. Under the program, the Company is authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Unless extended by the Company’s Board, the stock repurchase program will expire on November 8, 2012.

On May 10, 2012, the Company made an investment of $18,435 in the second tranche closing of the Series C-2 convertible preferred stock financing of Livescribe.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the investments we expect to make;

•	our ability to identify future portfolio companies that meet our investment criteria;

•	the impact of a protracted decline in the market for initial public offerings (“IPOs”) on our business;

•	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

•	the expected market for venture capital investments in later stage, private, pre-IPO companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the equity markets to raise capital to fund future portfolio company investments;

•	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

•	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

•	the timing, form and amount of any dividend distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our most recent annual report on Form 10-K previously filed with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, the following discussion and other parts of this quarterly report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” in our most recent annual report on Form 10-K previously filed with the SEC and “Forward-Looking Statements and Projections” appearing elsewhere herein.

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

We are externally managed by Keating Investments, LLC (“Keating Investments” or the “investment adviser”) an investment adviser that was founded in 1997 and is registered under the Investment Advisers Act of 1940, as amended (“Advisers Act”). As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments. Keating Investments also provides us with the administrative services necessary for us to operate. Our investment activities are managed by Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement. See “Investment Advisory and Administrative Services Agreement” below.

We specialize in making pre-IPO investments in innovative, emerging growth companies that are committed to and capable of becoming public. We provide investors with the ability to participate in a unique fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status, or what we refer to as the private-public valuation arbitrage. Our shares are listed on Nasdaq under the ticker symbol “KIPO.”

By design, our fund has been structured as a high risk/high return investment vehicle. While we have discretion in the investment of our capital, we seek long-term capital appreciation through investments principally in equity securities that we believe will maximize our total return. Although our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses. Accordingly, our equity investments are not expected to generate current income (i.e., dividends or interest income), which makes us different from other business development companies that primarily make debt investments from which they receive current yield in the form of interest income. Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO and after expiration of a customary 180-day post-IPO lockup restriction.

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

•

Potential for return on investment. Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, or what we refer to as the private-public valuation arbitrage, as discussed below, we seek to make investments that create the potential for a 2x return on our investment once the company is publicly traded and assuming our expected investment horizon of 36 months. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment, in which case our targeted 2x return on our investment may be correspondingly reduced.

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

Our portfolio company investments are currently composed of, and we anticipate that our portfolio will continue to be composed of, investments primarily in the form of preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures or loans that are convertible into or settled with common stock. At March 31, 2012, none of our portfolio company investments were convertible debentures or loans.

We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing. The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding. However, the equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer. In each case, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. In some circumstances, these structural protections will apply only if the IPO price is below stated levels. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment. Of our investments in 15 private portfolio companies as of March 31, 2012, we have been provided some structural protection with respect to investments in eight of these portfolio companies.

We typically do not seek to take a control position in our investments through ownership, board seats, observation rights or other control features. However, we offer significant managerial assistance to our portfolio companies.

We intend to maximize our potential for capital appreciation by taking advantage of the private-public valuation arbitrage, or the premium, that we believe is generally associated with having a more liquid asset, such as a publicly traded security. Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions. Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing. As a result, we believe that public companies typically trade at higher valuations – generally 2x or more – than private companies with similar financial attributes. By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium. There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

In general, we seek to invest in later stage, private, pre-IPO companies that we believe will be able to file a registration statement with the SEC for an IPO within approximately 12 months after our initial investment, and complete an IPO and obtain an exchange listing within approximately 18 months after the closing of our initial investment. After the IPO is completed, we typically will be subject to a lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO. Once this lockup restriction expires, we expect to sell our shares in the portfolio company in the public markets over the following 12 months. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. Accordingly, we anticipate our typical investment horizon for portfolio investments will be 36 months. However, we may pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment. In each case, we have the discretion to hold securities for a longer period.

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

As of March 31, 2012, the total value of our investments in our 17 portfolio companies was $50.1 million, and we had cash and cash equivalents of $26.9 million. On March 15, 2012, we filed a registration statement on Form N-2 for a potential equity offering of our common stock. Based on our current level of assets and any proceeds we raise from a possible equity offering, the targeted size of our individual portfolio company investments will be approximately $5 million, but we may invest more than this amount in certain opportunistic situations. We expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets at the time of investment. An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment. We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity. We currently expect to have a portfolio of approximately 25 companies, taking into account our current portfolio composition, our cash and cash equivalents currently available for investment, and the capital from any possible equity offering.

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

•

The application of public company multiples and our proprietary analysis to a variety of operating metrics for each portfolio company. The primary operating metrics that we typically consider are revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income.

•

Other factors that may be adversely or favorably affecting a particular portfolio company’s stock price, including overall market conditions, industry cyclicality, or issues specific to the portfolio company.

While we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, under certain circumstances, we may consider making additional investments in a publicly traded portfolio company in open market purchases, which will increase our position in the company. We typically will consider open market purchases of shares in our publicly traded portfolio companies as a means to bring our overall investment closer to our targeted percentage of our gross assets per portfolio company investment. In such cases, our initial private investments may have been limited due to the level of our gross assets at the time of the initial investment. However, we may be unable to make follow-on investments in our publicly traded portfolio companies as a result of certain regulatory restrictions on a business development company’s investments in publicly traded securities with market capitalizations in excess of $250 million. See “Taxation and Regulatory Requirements.”

Current Economic and Market Environment

Beginning in the fall of 2008, the global economy entered a financial crisis and recession. Volatile capital and credit markets, declining business and consumer confidence, and increased unemployment precipitated a continuing economic slowdown. While certain economic conditions in the United States have shown signs of improvement, economic growth has been slow and uneven as consumers continue to be affected by high unemployment rates and depressed housing values. In addition, recent concerns and events such as economic uncertainty surrounding financial regulatory reform and its effect on the revenues of financial services companies, U.S. debt and budget matters and the sovereign debt crisis in Europe, may continue to impact economic recovery and the financial services industry. There can be no assurance that governmental or other measures to aid economic recovery will be effective. During such economic uncertainty and market volatility, we may have difficulty raising equity capital to fund additional portfolio company investments once we become fully invested. Continued adverse economic conditions could also have a material adverse effect on our portfolio companies (including their ability to complete IPOs), our business and the value of your investment.

On August 5, 2011, Standard & Poor’s Rating Services (“S&P”) downgraded the U.S. credit rating from its top rank of AAA to AA+. The downgrade of the U.S. credit rating could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Additionally, austerity measures necessary to reduce the deficit could result in a slowing economy in the near term. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions.

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States’ debt could result in increasing borrowing costs, a falling value of the dollar, less stable financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds. Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of March 31, 2012, accounted for 7.1% percent of our investment portfolio and 4.6% of our gross assets. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

In addition to the downgrade of the U.S. credit rating, on August 8, 2011, S&P downgraded the credit ratings of Fannie Mae, Freddie Mac, and other entities linked to long-term U.S. debt. As of March 31, 2012, our portfolio consisted of $26.7 million of money market funds that invest in U.S. Treasuries and other U.S. Government agency-backed securities. These money market funds could be adversely affected by these recent credit downgrades.

IPO Market Conditions and Developments

During the first quarter of 2012, 44 IPOs raised $5.8 billion in gross proceeds, the highest first quarter volume since 2007 and an increase of 33% from the year earlier period. We believe this strong IPO activity built on the momentum carried over from the fourth quarter of 2011. During the first quarter of 2012, 48 companies began the IPO registration process, seeking an average of $274 million in gross proceeds per filing. Another 157 companies that filed registration documents in the preceding 12 months have not yet priced and represent $33 billion in prospective offerings – the equivalent of 94% of the total gross IPO proceeds raised in all of 2011.

On April 5, 2012, the Jumpstart Our Business Start-ups Act (the “JOBS Act”), which was designed to facilitate small businesses and emerging growth companies to raise capital and complete the IPO process, was signed into law. Many of the JOBS Act provisions affecting the IPO process take effect immediately. The JOBS Act intends to remove certain impediments to emerging growth companies in the IPO process. Specifically, the JOBS Act amends the Securities Act and the Securities Exchange Act of 1934 to add a new category of issuer, an “emerging growth company,” broadly defined as a company with less than $1 billion of annual gross revenue in the fiscal year prior to its IPO. Generally, an emerging growth company is no longer entitled to the regulatory relief provided under the JOBS Act once its gross revenues exceed $1 billion, it has a public float of $700 million or more, or five years have expired since its IPO.

For emerging growth companies that do qualify, the JOBS Act provides regulatory relief by easing of disclosure requirements and auditing and accounting rules that we believe discouraged many smaller companies from going public. For example, the JOBS Act amends Section 404 of Sarbanes-Oxley Act of 2002 (“SOX”) to exempt emerging growth companies for up to five years from the requirement to include an auditor’s statement attesting to management’s internal controls over financial reporting. Management is still required to provide its own assessment of internal financial controls, but we believe the elimination of the auditor attestation requirement will be viewed as a means to simpler, less costly reporting.

Among the changes implemented by the JOBS Act, we perceive the following potentially will have the most impact on the IPO market:

•	Reducing the number of years of audited financial statements that emerging growth companies are required disclose in their registration statements from three years to two years;

•	Allowing emerging growth companies to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing;

•

Permitting emerging growth companies to “communicate with Qualified Institutional Buyers (QIBs), institutions and accredited investors before or after the filing of a registration statement to determine whether these prospective investors might be interested in the offering;

•	Allowing investment banks to publish research reports on pending offerings, even while serving as an underwriter; and

•	Waiving conflict of interest and three-way communications rules involving research analysts, investment bankers, and an emerging growth company’s management.

We believe the reforms spelled out in the JOBS Act has the potential to reduce many of the barriers to going public for emerging growth companies by making the process faster, easier and less costly.

Many of the provisions of the JOBS Act affecting IPOs are subject to SEC rulemaking. There are no assurances that the SEC will act in a timely fashion to implement such changes, or what additional requirements the rulemaking may impose on emerging growth companies.

Portfolio and Investment Activity

The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of March 31, 2012 and December 31, 2011, 60.3% and 45.0%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

Portfolio Composition

The following table details the composition of our portfolio company investments by security, at cost and value as of March 31, 2012.

			March 31, 2012
Portfolio Company	Investment Date	Investment Description	Shares/ Warrants	Cost (Per Share)	Cost	Value	Unrealized Appreciation (Depreciation)
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Jan-10	Common Stock	160,000	$6.25	$1,000,000	$756,800	$(243,200)
Solazyme, Inc. (2)	Jul-10	Common Stock	92,927	8.86	822,887	1,359,522	536,635
	Q4 2011	Common Stock - Open Market Purchases	50,000	11.07	553,259	731,500	178,241
	Q1 2012	Common Stock - Open Market Purchases	50,000	10.55	527,500	731,500	204,000

Total - Publicly Traded Portfolio Companies					$2,903,646	$3,579,322	$675,676

Private Portfolio Companies That Have Filed for an IPO:
BrightSource Energy, Inc. (1)	Feb-11	Series E Convertible Preferred Stock	288,531	8.66	$2,500,006	$2,500,006	$—
Corsair Components, Inc.	Jul-11	Common Stock	3,200,000	1.07	3,411,080	5,400,000	1,988,920
	Jul-11	Common Stock Warrants	800,000	0.74	589,000	210,000	(379,000)

Total - Private Portfolio Companies That have Filed for an IPO					$6,500,086	$8,110,006	$1,609,920

Private Portfolio Companies:
Livescribe, Inc.	Jul-10	Series C Convertible Preferred Stock	1,000,000	0.47	$471,295	$136,000	$(335,295)
	Jul-10	Series C Convertible Preferred Stock Warrants	125,000	0.23	29,205	770	(28,435)
	Jul-11	Series C-1 Convertible Preferred Stock	54,906	0.47	25,925	18,000	(7,925)
	Jul-11	Series C-1 Convertible Preferred Stock Warrants	6,863	0.23	1,556	664	(892)
	Nov-11	Series C-1 Convertible Preferred Stock	45,754	0.47	21,603	15,000	(6,603)
	Nov-11	Series C-1 Convertible Preferred Stock Warrants	5,719	0.23	1,297	554	(743)
	Jan-12	Series C-2 Convertible Preferred Stock	184,353	0.10	18,435	17,000	(1,435)
MBA Polymers, Inc.	Oct-10	Series G Convertible Preferred Stock	1,100,000	1.00	1,100,000	1,100,000	—
	Feb-11	Series G Convertible Preferred Stock	900,000	1.00	900,000	900,000	—
Harvest Power, Inc.	Mar-11	Series B Convertible Preferred Stock	580,496	4.31	2,499,999	3,500,000	1,000,001
Suniva, Inc.	Mar-11	Series D Convertible Preferred Stock	197,942	12.63	2,500,007	1,900,000	(600,007)
Xtime, Inc.	Jun-11	Series F Convertible Preferred Stock	1,573,234	1.91	3,000,000	3,000,000	—
	Aug-11	Common Stock Warrants	22,581	—	—	9,156	9,156
Metabolon, Inc.	Aug-11	Series D Convertible Preferred Stock	2,229,021	1.79	4,000,000	4,000,000	—
Kabam, Inc.	Aug-11	Series D Convertible Preferred Stock	1,046,017	1.27	1,328,860	1,328,860	—
Tremor Video, Inc.	Sep-11	Series F Convertible Preferred Stock	642,994	6.22	4,000,001	4,000,001	—
TrueCar, Inc.	Sep-11	Common Stock	566,037	5.30	2,999,996	2,999,996	—
Agilyx Corporation	Dec-11	Series C Convertible Preferred Stock	1,092,956	3.66	4,000,000	4,000,000	—
Zoosk, Inc.	Jan-12	Series E Convertible Preferred Stock	715,171	4.19	2,999,999	2,999,999	—
LifeLock, Inc.	Mar-12	Series E Convertible Preferred Stock	634,711	7.68	4,875,000	4,875,000	—
		Series E Convertible Preferred Stock Warrants	158,678	0.79	125,000	125,000	—
SilkRoad Technology Holdings, Inc.	Mar-12	Series C Convertible Preferred Stock	12,398,158	0.28	3,500,000	3,500,000	—

Total - Private Portfolio Companies					$38,398,178	$38,426,000	$27,822

Total - All Portfolio Companies					$47,801,910	$50,115,328	$2,313,418

(1)

On April 22, 2011, BrightSource filed a registration statement on Form S-1 for a $250 million IPO of its common stock. After filing a number of amendments to its registration statement, the last of which was filed on March 30, 2012, BrightSource withdrew its registration statement on April 12, 2012.

(2)	We sold 20,000 shares of Solazyme common stock with an aggregate cost basis of $177,104 during the three months ended March 31, 2012.

See “Recent Developments” below for a description of the portfolio company investments we made from April 1, 2012 to May 10, 2012.

NeoPhotonics Corporation. On January 25, 2010, we completed a $1,000,000 investment in the Series X convertible preferred stock of NeoPhotonics Corporation (“NeoPhotonics”). Our investment in NeoPhotonics was part of a $46 million Series X preferred stock offering. NeoPhotonics, headquartered in San Jose, California, is a developer and manufacturer of photonic integrated circuit based components, modules and subsystems for use in telecommunications networks.

NeoPhotonics completed an IPO on February 2, 2011 at a price of $11.00 per share. NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN. Immediately prior to the IPO, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock. The shares of NeoPhotonics common stock we received upon conversion were subject to a 180-day lockup provision which expired in August 2011. At March 31, 2012, our common stock investment in NeoPhotonics was valued at $756,800 based on NeoPhotonics’ closing market price of $4.73 per share.

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

We purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $553,259, or $11.07 per share, including commissions during the fourth quarter of 2011. We also purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $527,500, or $10.55 per share, including commissions, during January 2012.

We sold 20,000 shares of Solazyme’s common stock for an aggregate sales price (net of commissions and selling expenses) of $310,034, or $15.50 per share in March 2012. At March 31, 2012, we continued to own 192,927 shares of Solazyme’s common stock which was valued at $2,822,522, based on Solazyme’s closing market price of $14.63 per share. We also sold 20,000 shares of Solazyme’s common stock for an aggregate sales price (net of commissions and selling expenses) of $318,993, or $15.95 per share in April 2012.

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

In the event of a qualifying IPO, each share of Series E convertible preferred stock is automatically converted into shares of BrightSource’s common stock at the lower of: (i) the purchase price per share of Series E convertible preferred stock, subject to customary adjustments such as stock splits, or (ii) 80% of the offering price in the qualifying IPO. Based on this structural protection, the holders of Series E convertible preferred stock are entitled to a structurally protected appreciation multiple of 1.25x our investment cost at the time of the IPO based on the IPO price. However, the common stock received upon conversion would be subject to a 180-day lockup period following the completion of the IPO. We can give no assurances that BrightSource will complete an IPO, and even if completed, when it may be completed and at what price and under what terms.

On April 22, 2011, BrightSource filed a registration statement on Form S-1 for a $250 million IPO of its common stock. After filing a number of amendments to its registration statement, the last of which was filed on March 30, 2012, BrightSource withdrew its registration statement on April 12, 2012.

At March 31, 2012, our Series E convertible preferred stock investment in BrightSource was valued at $2,500,006 based upon a fair value determination made in good faith by our Board of Directors.

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

Corsair had previously filed a registration statement on Form S-1 on April 23, 2010 for an IPO of its common stock. Corsair filed amendments No. 10 and 11 to its registration statement on April 26, 2012 and May 4, 2012, respectively. According to amendment No. 10, Corsair completed a 1-for-5 reverse stock split of its common stock effective April 24, 2012. For purposes of this quarterly report on Form 10-Q, with respect to our investment in the common stock and warrants of Corsair, the number of shares and warrants and exercise price of the warrants are reflected without giving effect to this reverse stock split unless otherwise indicated.

Shares of our Corsair common stock also have certain demand and piggyback registration rights. In the event of an IPO, any shares of common stock held by us following the IPO (i.e., any shares which we were unable to include for resale in the IPO) would be subject to a 180-day lockup period following the completion of the IPO.

Pursuant to the common stock and warrant purchase agreement governing the private purchase transaction with the Sellers, we purchased 3,200,000 shares (640,000 shares on a post-split basis) of Corsair common stock at price of $1.25 per share ($6.25 per share on a post-split basis) and warrants to purchase 800,000 shares of common stock (160,000 shares on a post-split basis) at a price of $0.0001 per share ($0.0005 per share on a post-split basis). The warrants were negotiated as a structural protection and grant us the right to purchase from the Sellers up to 800,000 shares of Corsair common stock (160,000 shares on a post-split basis) at an exercise price of $0.01 per share ($0.05 per share on a post-split basis). The warrants expire on the earlier of: (i) the consummation of an IPO by Corsair at an offering price of at least $2.50 per share of common stock ($12.50 per share on a post-split basis), (ii) upon a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of at least $2.50 per share ($12.50 per share on a post-split basis), or (iii) July 6, 2016. These warrants would entitle us to a structurally protected appreciation multiple of 2x our overall Corsair investment cost at the time of the IPO based on the IPO price, provided Corsair prices at its IPO at $2.00 per share ($10.00 per share on a post-split basis) or greater.

The warrants are exercisable only upon: (i) Corsair completing an IPO of its common stock at an offering price of less than $2.50 per share ($12.50 per share on a post-split basis), (ii) a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of less than $2.50 per share ($12.50 per share on a post-split basis), and (iii) if Corsair does not complete an IPO or sale prior to July 6, 2016, the warrants will be deemed to have been automatically exercised on such date. If the warrants become exercisable as a result of an IPO or sale of Corsair, the number of warrants will be proportionately decreased from 800,000 (160,000 on a post-split basis) to the extent that the IPO price or net sale proceeds, as the case may be, exceeds $2.00 per share ($10.00 per share on a post-split basis) but is less than $2.50 per share ($12.50 per share on a post-split basis), and the number of warrants will be reduced to zero if the IPO price or net sale proceeds, as the case may be, equals or exceeds $2.50 per share ($12.50 per share on a post-split basis). Accordingly, if the warrants become exercisable as a result of an IPO or sale, we will be entitled to receive the full 800,000 warrants (160,000 on a post-split basis) only if the IPO price or net sale proceeds, as the case may be, is $2.00 per share ($10.00 per share on a post-split basis) or less.

To estimate the fair value of warrants as of the initial investment date, the common stock and warrants were considered components of a portfolio of securities purchased for $4,000,080. However, since the number of common shares underlying the warrants is variable based on whether an IPO or sale of Corsair is greater than $2.50 per share ($12.50 per share on a post-split basis) in which case, the number of warrants is zero, or is $2.00 per share ($10.00 per share on a post-split basis) or less in which case the number of warrants is 800,000 (160,000 on a post-split basis), the fair value of the warrants was derived using an option pricing model within the framework of a Monte Carlo numerical-based analysis, which takes into consideration the variability in the number of common shares underlying the warrants based on a range of IPO or sale prices for Corsair.

For financial reporting purposes, our investment in Corsair common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment. At March 31, 2012, our common stock investment in Corsair was valued at $5,400,000 based on a fair value determination made in good faith by our Board of Directors. At March 31, 2012, our common stock warrants in Corsair were valued at $210,000 based on a fair value determination made in good faith by our Board of Directors.

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

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model. At March 31, 2012, our Series C convertible preferred stock investment in Livescribe was valued at $136,000 based on a fair value determination made in good faith by our Board of Directors. At March 31, 2012, our Series C convertible preferred stock warrants in Livescribe were valued at $770 based on a fair value determination made in good faith by our Board of Directors.

On July 8, 2011, we completed a $27,481 investment in the Series C-1 convertible preferred stock and warrants of Livescribe as part of the first tranche closing which raised a total of $4.5 million from certain of Livescribe’s existing preferred stock investors. On November 14, 2011, we completed a $22,900 investment in the Series C-1 convertible preferred stock and warrants of Livescribe as part of the second tranche closing which raised a total of $3.7 million from certain of Livescribe’s existing preferred stock investors. We made our decision to invest in the Series C-1 convertible preferred stock round principally on our assessment of Livescribe’s business opportunity and prospects at the time of the investment.

For financial reporting purposes, our investment in Livescribe’s Series C-1 convertible preferred stock was assigned a cost of $47,528, and the warrants were assigned a cost of $2,853 based on the fair value of the warrants as of their respective investment dates calculated using the Black-Scholes option pricing model. At March 31, 2012, our Series C-1 convertible preferred stock investment in Livescribe was valued at $33,000 based on a fair value determination made in good faith by our Board of Directors. At March 31, 2012, our Series C-1 convertible preferred stock warrants in Livescribe were valued at $1,218 based on a fair value determination made in good faith by our Board of Directors.

On January 12, 2012, we made an investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of the first tranche closing which raised a total of $3.3 million from certain of Livescribe’s existing preferred stock investors. As part of the Series C-2 convertible preferred stock financing, the conversion price for our shares of Series C and Series C-1 convertible preferred stock were reduced based on the anti-dilution rights of the holders of the Series C and Series C-1 convertible preferred stock. At March 31, 2012, our Series C-2 convertible preferred stock investment in Livescribe was valued at $17,000 based on a fair value determination made in good faith by our Board of Directors.

As of March 31, 2012, we had committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe, Inc. as part of a two additional closings that are expected to occur during 2012. On May 10, 2012, we made an investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of the second tranche closing. We also have committed to make one additional investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of a final additional closing that is expected to occur during 2012. The proceeds of the Series C-2 convertible preferred stock round are intended to provide additional working capital for Livescribe to continue its operations through 2012, although there are no assurances that Livescribe will have sufficient capital to operate through 2012 and it is possible that certain significant investors may decide not to fund their remaining Series C-2 commitments. If we had not funded, or failed to commit to fund, our pro rata share of the Series C-2 round, our Series C convertible preferred stock would have been converted into common stock at an unfavorable rate compared to the existing conversion rate, and we would have lost any liquation preference or other rights and privileges otherwise applicable to our Series C preferred stock.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”). Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering. On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock. Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million. MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles. At March 31, 2012, our Series G convertible preferred stock investment in MBA Polymers was valued at $2,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Harvest Power, Inc. On March 9, 2011, we completed a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”). Our investment in Harvest Power was part of a $66 million Series B preferred stock offering. Founded in 2008 and headquartered in Waltham, Massachusetts, Harvest Power acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy. On March 30, 2012, Harvest Power completed the $110 million initial closing of a Series C convertible preferred stock financing from new and existing investors. As part of the Series C convertible preferred stock financing, the preferred dividends on our Series B convertible preferred stock were changed from a cumulative to a non-cumulative dividend. At March 31, 2012, our Series B convertible preferred stock investment in Harvest Power was valued at $3,500,000 based upon a fair value determination made in good faith by our Board of Directors.

Suniva, Inc. On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”). Our investment in Suniva was part of a $106 million Series D preferred stock offering. Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products. At March 31, 2012, our Series D convertible preferred stock investment in Suniva was valued at $1,900,000 based upon a fair value determination made in good faith by our Board of Directors.

Xtime, Inc. On June 14, 2011, we completed a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”). Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor. Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments. At March 31, 2012, our Series F convertible preferred stock investment in Xtime was valued at $3,000,000 based upon a fair value determination made in good faith by our Board of Directors.

In August 2011, Xtime completed the final closing of the $5 million Series F convertible preferred stock round. As part of the final closing, Xtime’s existing investors who invested more than their pro rata share in the Series F convertible preferred round (based on amounts they had invested in Xtime’s prior preferred stock rounds), received warrants to acquire shares of Xtime’s common stock at an exercise price of $0.01 per share. In order to preserve our post-money, fully diluted ownership interest in Xtime, we also received warrants to acquire 22,581 shares of Xtime common stock on the same terms as the warrants issued to existing investors. In the event Xtime completes a qualifying IPO, the number of warrants will be reduced by 50%. At March 31, 2012, our common stock warrants in Xtime were valued at $9,156 based on a fair value determination made in good faith by our Board of Directors.

Metabolon, Inc. On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”). Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor. Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells. Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer. At March 31, 2012, our Series D convertible preferred stock investment in Metabolon was valued at $4,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc. On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”). Our investment in Kabam was part of an $86 million Series D preferred stock offering. Founded in 2006 and headquartered in Redwood City, California, Kabam is a leader in the next wave of Internet-based social gaming by combining the immersion of massively multiplayer games with the connectivity and interaction of social games. At March 31, 2012, our Series D convertible preferred stock investment in Kabam was valued at $1,328,860 based upon a fair value determination made in good faith by our Board of Directors.

Tremor Video, Inc. On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”). Our investment in Tremor Video was part of a $37 million Series F preferred stock offering. Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to Fortune 1000 brand advertisers and top tier publishers of Web videos. At March 31, 2012, our Series F convertible preferred stock investment in Tremor Video was valued at $4,000,001 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc. On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”). Our investment in TrueCar was part of a $50 million common stock offering. Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment. Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle. At March 31, 2012, our common stock investment in TrueCar was valued at $2,999,996 based upon a fair value determination made in good faith by our Board of Directors.

Agilyx Corporation. On December 16, 2011, we completed a $4,000,000 investment in the Series C convertible preferred stock of Agilyx Corporation (“Agilyx”). Our investment in Agilyx was part of a $25 million Series C convertible preferred stock offering, in which we were the lead investor. Founded in 2004 and based in Beaverton, Oregon, Agilyx is an alternative energy company that economically converts difficult-to-recycle waste plastics into high value synthetic oil. At March 31, 2012, our Series C convertible preferred stock investment in Agilyx was valued at $4,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Zoosk, Inc. On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”). Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering. Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities which allow users to join, browse, and send a limited number of messages for free. Zoosk users can upgrade to a premium subscription for full access or purchase virtual currency to buy select features and virtual gifts. At March 31, 2012, our Series E convertible preferred stock investment in Zoosk was valued at $2,999,999 based upon a fair value determination made in good faith by our Board of Directors.

LifeLock, Inc. On March 14, 2012, we completed a $5,000,000 investment in the Series E convertible preferred stock and warrants of LifeLock, Inc (“LifeLock”). Our investment in LifeLock was part of a $108 million Series E convertible preferred stock offering. Founded in 2005 and based in Tempe, Arizona, LifeLock offers consumer identity theft protection services. As part of the Series E preferred stock offering, LifeLock acquired ID Analytics, Inc., an enterprise identity risk management company.

For financial reporting purposes, our investment in LifeLock’s Series E convertible preferred stock was assigned a cost of $4,875,000, and the warrants were assigned a cost of $125,000 based on the fair value of the warrants as of the initial investment date. At March 31, 2012, our Series E convertible preferred stock investment in LifeLock was valued at $4,875,000 based on a fair value determination made in good faith by our Board of Directors. At March 31, 2012, our Series E convertible preferred stock warrants in LifeLock were valued at $125,000 based on a fair value determination made in good faith by our Board of Directors.

SilkRoad Technology Holdings, Inc. On March 28, 2012, we made a $3,500,000 investment in the Series C convertible preferred stock of SilkRoad Technology Holdings, Inc. (“SilkRoad”). Founded in 2003 and headquartered in Chicago, Illinois, SilkRoad is a global provider of cloud-based social talent management software, including tools for human resource management systems, recruiting, onboarding, learning, and performance management. SilkRoad’s comprehensive suite of human resource management solutions, the Life Suite, assists companies with managing the entire employee life cycle from pre-hire to retire. At March 31, 2012, our Series C convertible preferred stock investment in SilkRoad was valued at $3,500,000 based upon a fair value determination made in good faith by our Board of Directors.

On May 9, 2012, we made an additional investment of $1,500,000 in a second closing of SilkRoad’s Series C convertible preferred stock financing. Based on this second closing, SilkRoad raised a total of $35 million in the Series C convertible preferred stock financing from new and existing investors.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Convertible Preferred Stock	$37,741,130	$37,789,866	75.41%	$26,347,696	$25,981,874	69.70%
Convertible Preferred Stock Warrants	157,058	126,988	0.25%	32,058	1,323	0.00%
Common Stock	6,411,076	8,399,996	16.76%	6,411,076	8,399,996	22.54%
Common Stock Warrants	589,000	219,156	0.44%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	2,903,646	3,579,322	7.14%	2,553,250	2,671,631	7.17%

Total	$47,801,910	$50,115,328	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by industry classification at cost and value as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$22,828,856	$22,838,012	45.57%	$11,328,857	$11,338,013	30.42%
Cleantech	15,403,658	16,722,528	33.37%	15,053,262	15,438,843	41.42%
Technology	9,569,396	10,554,788	21.06%	9,550,961	10,497,124	28.16%

Total	$47,801,910	$50,115,328	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by geographic region of the United States at cost and value as of March 31, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2012			December 31, 2011
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$31,301,903	$33,215,327	66.28%	$22,933,073	$24,273,973	65.12%
Northeast	6,500,000	7,500,001	14.97%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,900,000	11.77%	6,500,007	6,500,007	17.44%
Midwest	3,500,000	3,500,000	6.98%	—	—	0.00%

Total	$47,801,910	$50,115,328	100.00%	$35,933,080	$37,273,980	100.00%

Portfolio Activity

The total value of our investments in 17 portfolio companies was $50.1 million at March 31, 2012, as compared to $37.3 million in 14 portfolio companies at December 31, 2011. During the quarter ended March 31, 2012, we made investments totaling $11.5 million in three new private portfolio companies, follow-on investments of $18,435 in one existing private portfolio company, and $0.5 million in open market purchases in one of our existing publicly traded portfolio companies. The details of our portfolio company investments during the quarter ended March 31, 2012 are set forth below:

•	We completed a $2,999,999 Series E convertible preferred stock investment in Zoosk on January 27, 2012.

•	We completed a $5,000,000 Series E convertible preferred stock and warrant investment in LifeLock on March 14, 2012.

•

We completed a $3,500,000 Series C convertible preferred stock investment in SilkRoad on March 28, 2012. We also made an additional investment of $1,500,000 in a second closing of this Series C convertible preferred stock financing on May 9, 2012.

•

We completed a $18,435 follow-on investment in the Series C-2 convertible preferred stock of Livescribe on January 12, 2012. As part of the second tranche closing of this Series C-2 convertible preferred stock financing, we made an additional investment of $18,435 in the Series C-2 convertible preferred stock financing on May 10, 2012.

•	We purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $527,500, or $10.55 per share, including commissions during January 2012.

In March 2012, we sold 20,000 shares of Solazyme’s common stock having an aggregate cost of $177,104, or $8.86 per share, for an aggregate sales price (net of commissions and selling expenses) of $310,034, or $15.50. The shares of Solazyme’s common stock that we sold were acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a capital gain of $132,930 on our sale of these shares in the quarter ended March 31, 2012, which represents a 1.75x return on our investment in these shares over our holding period of 20 months.

Subsequent to March 31, 2012, we sold 20,000 shares of Solazyme’s common stock in April 2012 having an aggregate cost of $177,104, or $8.86 per share, for an aggregate sales price (net of commissions and selling expenses) of $318,993, or $15.95 per share. The shares of Solazyme’s common stock that we sold were acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a capital gain of $141,889 on our sale of these shares in April 2012, which represents a 1.8x return on our investment in these shares over our holding period of 21 months.

For a discussion of the changes in the unrealized appreciation (depreciation) on our portfolio company investments during the quarter ended March 31, 2012, see “Results of Operations” below.

Portfolio Analysis

Our preferred and common stock, warrants, and equity interests are generally non-income producing. Except for the convertible preferred stock investment in SilkRoad, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors In the case of SilkRoad Technology Holdings, Inc., the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors or upon a qualifying liquidation event. Our shares of Harvest Power convertible preferred stock initially carried a cumulative preferred dividend, which would have been payable when declared by the portfolio company’s board of directors or upon a qualifying liquidation event. However, in March 2012, the cumulative dividend on our preferred stock of Harvest Power was modified to a non-cumulative dividend as part of a subsequent preferred stock financing. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO. Accordingly, we assess our portfolio company investments against a number of our targeted performance metrics including, among others:

•	whether the portfolio company has filed a registration within 12 months of our initial investment;

•	whether the portfolio company has completed an IPO within 18 months of our initial investment;

•	whether we were able to liquidate our portfolio company interests within 36 months of our initial investment;

•	whether we were able to achieve our targeted 2x unrealized appreciation on our portfolio company investment at the time of its IPO based on the IPO price; and

•	whether we were able to dispose of our portfolio company interests to achieve our targeted 2x realized return upon sale of our investment.

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

As of December 31, 2011, our portfolio consisted entirely of equity securities. Our two publicly traded portfolio companies, NeoPhotonics and Solazyme, represented by value approximately 7.1% of our total portfolio company securities at March 31, 2012. Two of our private portfolio companies, BrightSource and Corsair, were in registration with the SEC to complete their respective IPOs and represented by value approximately 16.2% of our total portfolio company securities at March 31, 2012. However, on April 12, 2012, BrightSource withdrew its registration statement for an IPO.

The remaining 76.7% of our portfolio company securities by value at March 31, 2012 consisted of restricted securities in 13 private companies which have not completed or filed for an IPO. Over time, as we continue to make additional investments and as our initial investments make progress towards or complete an IPO, we expect our overall portfolio to be more evenly spread across different stages, such as readying for an IPO (first 12 months after our investment), completion of an IPO (at approximately after 18 months after our investment), and disposition of our investment following the post-IPO lockup period (typically, 24 to 36 months after our investment).

Publicly Traded Portfolio Companies. NeoPhotonics and Solazyme have completed IPOs and the lockup restrictions on our NeoPhotonics and Solazyme securities expired in August 2011 and November 2011, respectively.

NeoPhotonics priced its IPO and listed on the New York Stock Exchange on February 2, 2011, after an initial registration statement filing on April 15, 2010. Based on our investment date of January 25, 2010, NeoPhotonics filed its registration statement and completed its IPO within three months and 12 months, respectively, of our investment, compared to our targeted time frames of 12 months and 18 months. As of March 31, 2012, we own 160,000 shares of NeoPhotonics common stock at a cost basis of $6.25 per share. Based on NeoPhotonics’ IPO price of $11.00 per share, which represented a 1.8x unrealized appreciation based on the IPO price, we were slightly below our targeted 2x unrealized appreciation at the time of the IPO. Since the IPO, the price of NeoPhotonics shares have been volatile, with a closing market price of $4.73 as of March 31, 2012 which, compared to our cost of $6.25 per share, is below the targeted return we seek to achieve upon a sale of our investment.

As of March 31, 2012, we have not sold any of our shares in NeoPhotonics, and this investment has been in our portfolio for 26 months, compared to our targeted 36-month overall holding period. NeoPhotonics’ stock has continued to suffer both from industry issues as well as the company’s recent revenue and earnings performance.

Solazyme priced its IPO and listed on Nasdaq on May 27, 2011, after an initial registration statement filing on March 11, 2011. Based on our investment date of July 16, 2010, Solazyme filed its registration statement and completed its IPO within eight months and 11 months, respectively, of our investment, compared to our targeted time frames of 12 months and 18 months.

The shares of Solazyme’s common stock that we received upon conversion of the Series D preferred stock at their IPO have a cost basis of $8.86 per share. Based on Solazyme’s IPO price of $18.00 per share, which represented a 2.0x unrealized appreciation multiple based on the IPO price, we were at our targeted 2x unrealized appreciation at the time of the IPO. Since Solazyme’s IPO, the price of Solazyme shares has been volatile.

We have purchased 100,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $1,080,759, or $10.81 per share, including commissions, since Solazyme’s IPO through March 31 2012. Although we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, we made additional investments in Solazyme through open market purchases to bring our overall investment in Solazyme closer to our targeted percentage of our gross assets per portfolio company investment. Our initial $1,000,000 million private investment in Solazyme was limited due to the level of our gross assets at the time of the initial investment.

During the quarter ended March 31, 2012, we sold 20,000 shares of Solazyme’s common stock at $15.50 per share (net of commissions and selling expenses) resulting in a realized gain of $132,930. However, the price of Solazyme’s shares have since decreased, with a closing price of $14.63 as of March 31, 2012, which, compared to the cost basis of $8.86 per share on our original investment, is below the targeted return we seek to achieve upon a sale of our investment. Subsequent to March 31, 2012, we also sold 20,000 shares of Solazyme’s common stock at $15.95 per share (net of commissions and selling expenses) resulting in a realized gain of $141,889 that will be recorded in the second quarter.

As of March 31, 2012, our original investment in Solazyme has been in our portfolio for 21 months, compared to our targeted 36-month overall holding period. Although we believe that Solazyme has been meeting most of its stated milestones, we believe the market price of this company reflects the inherent risks and uncertainties of the cleantech sector, and the inherent difficulties in evaluating early stage businesses where the achievement of significant revenue and earnings are usually many years in the future. Additionally, the cleantech industry as a whole has been adversely impacted by the recent bankruptcy filing by solar panel manufacturer Solyndra which had previously received a substantial U.S. government loan guarantee, the global uncertainty about continued government subsidies to support these emerging technologies, the continued challenges to find cost effective cleantech solutions, and what is perceived as a currently unfavorable market for cleantech IPOs.

There can be no assurances that we will be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies That Have Filed for IPO. Corsair is currently in registration with the SEC to complete its IPO. Corsair filed its initial registration statement with the SEC on April 23, 2010, prior to our investment on July 6, 2011. On April 26, 2012, Corsair filed amendment No. 10 to its registration statement, which set an estimated IPO price range of $2.40 to $2.80 per share ($12.00 to $14.00 per share on a post-split basis). Based on our registration rights, we have been allocated 2,745,000 shares of common stock (549,000 shares on a post-split basis) for resale in Corsair’s IPO, subject to standard provisions allowing Corsair and its underwriters to reduce or eliminate the number of our shares eligible to inclusion in the IPO. We can give no assurances that Corsair will complete an IPO, and even if completed, when it may be completed, at what price and under what terms, and whether any of our shares will be included for resale in the IPO. As of March 31, 2012, Corsair has been in our portfolio for nine months, compared to our targeted 18 months to complete an IPO and our targeted 36-month holding period.

BrightSource filed its initial registration statement with the SEC on April 22, 2011, two months after our investment. After filing a number of amendments to its registration statement, the last of which was filed on March 30, 2012, BrightSource withdrew its registration statement on April 12, 2012. We believe that BrightSource withdrew its registration statement, shortly before it was expecting to price its IPO. We believe this reflects the inherent risks and uncertainties of the cleantech sector, the global uncertainty about continued government subsidies to support these emerging technologies, the continued challenges to find cost effective cleantech solutions, and what is perceived as a currently unfavorable market for cleantech IPOs. As of March 31, 2012, BrightSource has been in our portfolio for 13 months, compared to our targeted 18 months to complete an IPO and our targeted 36-month holding period.

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

Private Portfolio Companies. As of March 31, 2012, we also had investments in 13 private portfolio companies that had not filed a registration statement for an IPO. These investments consist of convertible preferred stock, common stock, and warrants to purchase preferred stock and common stock. As of March 31, 2012, these private portfolio company investments had an aggregate cost of $38.4 million and an aggregate value of $38.4 million, resulting in net unrealized appreciation of $27,822.

Our initial investments in two of these private portfolio companies, Livescribe and MBA Polymers, were made in 2010. As of March 31, 2012, these initial investments in Livescribe and MBA Polymers have been in our portfolio for 21 and 18 months, respectively. Both of these investments are beyond both our targeted 12-month period to file a registration statement, and we do not expect either of these private portfolio companies to complete an IPO within our targeted 18-month time frame following our initial investment.

We also have investments in two private portfolio companies, Harvest Power and Suniva, which were acquired in the first quarter of 2011 and, as of March 31, 2012, have been in our portfolio for 13 and 12 months, respectively. Both of these investments are now beyond our targeted 12-month period to file a registration statement, and we do not expect either of these private portfolio companies to complete an IPO within our targeted 18-month time frame following our initial investment.

Holding Periods. As of March 31, 2012, the average holding period for our portfolio company investments is set forth in the chart below.

There can be no assurances that any of our private portfolio companies will file a registration statement within our targeted 12-month time frame or be able to complete an IPO within our targeted 18-month time frame, or at all. Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted 36-month holding period or at prices that would allow us to our targeted 2x return on our investment, or any return at all. In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.

In the event our portfolio companies fail to complete an IPO within our targeted 18-month time frame, we may need to make additional investments in these portfolio companies, along with other existing investors, to fund their operations. In some cases, if we elect not to fund our pro rata share of these additional investments, there may be adverse consequences including the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold. As of March 31, 2012, we had committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe, Inc. as part of a two additional closings that are expected to occur during 2012. Subsequent to March 31, 2012, we made an investment of $18,435 in the second tranche closing of the Series C-2 convertible preferred stock financing of Livescribe and, as a result, have a remaining commitment to invest $18,435 in the third and final tranche closing of the Series C-2 convertible preferred stock financing of Livescribe that is expected to occur during 2012.

Structural Protections. Of our investments in 15 private portfolio companies as of March 31, 2012, we have been provided some structural protection with respect to investments in eight of these portfolio companies. These structural protections include conversion rights upon an IPO which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. Our structural protection in these eight investments can be summarized as follows:

•

Four of these portfolio companies (with an aggregate cost and fair value of $15.0 million as of March 31, 2012) have structural protections that would, in the event of an IPO, entitle us to receive shares of common stock with a weighted-average aggregate value, at the time of issuance, of 1.52x our investment cost. We refer to this multiple as our structurally protected appreciation multiple.

•

Four of these portfolio companies (with an aggregate cost of $13.0 million and an aggregate fair value of $14.6 million as of March 31, 2012) have a structurally protected appreciation multiple of 2.0x our investment cost upon an IPO.

As of March 31, 2012, our structurally protected appreciation on these investments would, if each of these eight portfolio companies completed an IPO, result in an increase in our unrealized appreciation of $19.3 million at the time of the IPO.

Portfolio Companies with Structurally Protected Appreciation at IPO:	Number of Portfolio Companies	Weighted-Average Structurally Protected Appreciation Multiple at IPO	Cost of Investment as of March 31, 2012 (in millions)	Fair Value of Investment as of March 31, 2012 (in millions)	Potential Increase in Unrealized Appreciation Based on Structural Protections at IPO as of March 31, 2012 (in millions)
Equal to or greater than 1.25x but less than 2.0x	4	1.52x	$15.0	$15.0	$7.9
Equal to 2.0x	4	2.00x	$13.0	$14.6	$11.4
Total	8	1.75x	$28.0	$29.6	$19.3

The structurally protected appreciation is calculated assuming each portfolio company completes an IPO. Further, the structurally protected appreciation is not impacted by the IPO price, since the structural protections are designed to derive such appreciation at any IPO price at the time of the IPO. The only exception is the structural protection provided in the Corsair common stock investment where the structurally protected appreciation begins to decline as the Corsair IPO price falls below $2.00 per share ($10.00 per share on a post-split basis). In each of the eight portfolio company investments that have structural protections, it is possible for us to achieve an unrealized appreciation at IPO in excess of the structurally protected appreciation amount where the portfolio company’s IPO price exceeds a threshold amount.

Our ability to realize the structurally protected appreciation at the time of the IPO will depend on a number of factors including each portfolio company’s completion of an IPO, any adjustment to the special IPO conversion price that may be negotiated prior to or during the IPO process, the possible subsequent issuance of more senior securities that may impact the relative value of the structural protection, and fluctuations in the market price of each portfolio company’s common shares until such time as the common shares received upon conversion can be disposed of following the expiration of a customary 180-day post-IPO lockup period. Accordingly, the structurally protected appreciation would not be available unless each portfolio company completes an IPO. Further, even if an IPO is completed, the structurally protected appreciation would not be realized unless the market price of each portfolio company’s common shares equals or exceeds the IPO price at the time such shares are disposed of following the post-IPO lockup period.

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

Set forth below are the results of operations for the three months ended March 31, 2012 and 2011.

Comparison of Three Months ended March 31, 2012 and 2011

Investment Income. For the three months ended March 31, 2012 and 2011, we earned interest and dividend income from certificates of deposit and money market investments of $1,742 and $24,091, respectively. No other investment income was recorded during the three months ended March 31, 2012 and 2011.

Our preferred and common stock, warrants, and equity interests are generally non-income producing. Although our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing. Accordingly, we expect that our investments in portfolio companies will consist of securities that typically do not provide current income through interest or dividend income.

We invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. However, the investment income we generate from these money market funds is not expected to be significant.

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and after the expiration of a customary 180-day post-IPO lockup agreement. Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

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

Operating expenses for the three months ended March 31, 2012 and 2011 were $1,203,362 and $883,369, respectively, an increase of $319,993 compared to the prior period. A summary of the items comprising the increase in our operating expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is set forth below:

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase / (Decrease)
Operating Expenses
Base management fees	$383,662	$142,637	$241,025
Incentive fees	221,090	15,583	205,507
Administrative expenses allocated from investment adviser	164,027	119,733	44,294
Legal and professional fees	251,881	159,168	92,713
Directors’ fees	40,000	25,250	14,750
Stock transfer agent fees	8,105	56,505	(48,400)
Printing and fulfillment expenses	32,991	49,520	(16,529)
Postage and delivery expenses	13,057	47,223	(34,166)
Stock issuance expenses	—	54,465	(54,465)
Travel and entertainment expenses	26,427	148,014	(121,587)
General and administrative expenses	62,122	65,271	(3,149)

Total Operating Expenses	$1,203,362	$883,369	$319,993

The increase of $241,025 in base management fees for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was the result of an increase in our gross assets on which the base management fee is calculated. The increase in our gross assets was primarily the result of the net proceeds received during 2011 from the sale of common stock in our continuous public offering, which concluded on June 30, 2011.

The increase of $205,507 in incentive fees for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was the result of the increase of $972,518 of net unrealized appreciation and $132,930 of realized capital gains on our portfolio company investments that was recorded during the three months ended March 31, 2012 compared to the increase of $77,915 of net unrealized appreciation on our portfolio company investments that was recorded during the three months ended March 31, 2011. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $44,294 in administrative expenses allocated from our investment adviser for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $92,713 in legal and professional fees for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily the result of: (i) an increase in audit and tax fees of $67,570 associated with the increase in our portfolio company investments since the quarter ended March 31, 2011, and (ii) an increase of $27,098 in fees paid to public relations firms driven by our focus on building and enhancing our stockholder communications, investor relations and brand marketing programs.

The increase of $14,750 in directors’ fees for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was the result of (i) an increase in the number of independent directors from three to four, and (ii) increases in annual fees paid to independent directors.

The decreases of: (i) $48,400 in stock transfer agent fees, (ii) $16,529 in printing and fulfillment expenses, and (iii) $34,166 in postage and delivery expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were primarily the result of higher transfer agents fees prior to the listing of our common stock on Nasdaq in December 2011 and increased printing and production volume and related mailing of investor and marketing materials during the three months ended March 31, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The decrease of $54,465 in stock issuance expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was the result of the conclusion of our continuous public offering on June 30, 2011.

The decrease of $121,587 in travel and entertainment expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily the result of increased travel and travel-related expenses related to investor conferences and meetings during the three months ended March 31, 2011 associated with our continuous public offering, which concluded June 30, 2011.

The decrease of $3,149 in general and administrative expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily the result of decreases in marketing and advertising expenses and bank service charges, partially offset by increases in database and information services subscription expenses, regulatory fees, and insurance expenses.

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

Net Investment Loss. Net investment loss for the three months ended March 31, 2012 and 2011 were $1,201,620 and $859,278, respectively. The increase of $342,342 in net investment loss for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is attributable to an increase in our operating expenses of $319,993, along with a decrease in our interest and dividend income of $22,349, as discussed above.

Basic and diluted net investment loss per common share was $0.13 for the three months ended March 31, 2012 compared to basic and diluted net investment loss per common share of $0.24 for the three months ended March 31, 2011.

Realized Gains on Investments. For the three months ended March 31, 2012 and 2011, realized gains on investments totaled $132,930 and $0, respectively. During the three months ended March 31, 2012, we sold 20,000 shares of Solazyme’s common stock having an aggregate cost of $177,104 for an aggregate sales price (net of commissions and selling expenses) of $310,034. The shares of Solazyme’s common stock that we sold were specifically identified as the shares we acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a capital gain of $132,930 on our sale of these shares in the quarter ended March 31, 2012. During the three months ended March 31, 2011, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no realized gains during the three months ended March 31, 2011.

Net Change in Unrealized Appreciation (Depreciation) on Investments. For the three months ended March 31, 2012 and 2011, the net change in unrealized appreciation (depreciation) on investments totaled $972,518 and $77,915, respectively.

The following table summarizes the cost and value of our portfolio company investments as of March 31, 2012 and December 31, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation on investments of $972,518 for the three months ended March 31, 2012.

	March 31, 2012			December 31, 2011
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)
Private Portfolio Companies:
Livescribe, Inc.	$569,316	$187,988	$(381,328)	$550,881	$154,324	$(396,557)	$15,229
MBA Polymers, Inc.	2,000,000	2,000,000	—	2,000,000	2,000,000	—	—
BrightSource Energy, Inc.	2,500,006	2,500,006	—	2,500,006	2,500,006	—	—
Harvest Power, Inc.	2,499,999	3,500,000	1,000,001	2,499,999	2,499,999	—	1,000,001
Suniva, Inc.	2,500,007	1,900,000	(600,007)	2,500,007	2,500,007	—	(600,007)
Xtime, Inc.	3,000,000	3,009,156	9,156	3,000,000	3,009,156	9,156	—
Corsair Components, Inc.	4,000,080	5,610,000	1,609,920	4,000,080	5,610,000	1,609,920	—
Metabolon, Inc.	4,000,000	4,000,000	—	4,000,000	4,000,000	—	—
Kabam, Inc.	1,328,860	1,328,860	—	1,328,860	1,328,860	—	—
Tremor Video, Inc.	4,000,001	4,000,001	—	4,000,001	4,000,001	—	—
TrueCar, Inc.	2,999,996	2,999,996	—	2,999,996	2,999,996	—	—
Agylix Corporation	4,000,000	4,000,000	—	4,000,000	4,000,000	—	—
Zoosk, Inc.	2,999,999	2,999,999		—	—	—	—
LifeLock, Inc.	5,000,000	5,000,000		—	—	—	—
SilkRoad Technology, Inc.	3,500,000	3,500,000		—	—	—	—

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	1,000,000	756,800	(243,200)	1,000,000	732,800	(267,200)	24,000
Solazyme, Inc.	1,903,646	2,822,522	918,876	1,553,250	1,938,831	385,581	533,295

Total	$47,801,910	$50,115,328	$2,313,418	$35,933,080	$37,273,980	$1,340,900	$972,518

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the three months ended March 31, 2012 reflects the change in market prices for these portfolio companies, and we will continue to be subject to market fluctuations in the prices of our publicly traded securities. The net change in unrealized appreciation (depreciation) on our investment in private portfolio companies during the three months ended March 31, 2012 is discussed below:

•

Livescribe. Our unrealized deprecation on our investments in securities of Livescribe decreased by $15,229 during the three months ended March 31, 2012. This change in unrealized deprecation was primarily the result of changes in the conversion prices of our shares of Series C and Series C-1 convertible preferred stock, based on anti-dilution adjustments triggered by the Series C-2 convertible preferred stock financing, in which we participated.

•

Harvest Power. During the three months ended March 31, 2012, the fair value of our investment in Harvest Power increased by $1,000,001 resulting in an increase in unrealized appreciation of $1,000,001 for the three months ended March 31, 2012. The appreciation in the fair value of our investment in Harvest Power was primarily the result of the increase in Harvest Power’s equity value as implied by the Series C convertible preferred stock financing that was completed in March 2012.

•

Suniva. During the three months ended March 31, 2012, the fair value of our investment in Suniva decreased by $600,007 resulting in an increase in unrealized depreciation of $600,007 for the three months ended March 31, 2012. The depreciation in the fair value of our investment in Suniva was primarily the result of the deterioration in Suniva’s operating performance compared to projections, reductions in the 2012 budget relative to previous projections, and reductions in the relevant multiples of comparable public companies since the date of our investment.

For the three months ended March 31, 2011, the net change in unrealized appreciation on investments totaled $77,915. The net change in unrealized appreciation on investments for the three months ended March 31, 2011 was the result of: (i) $78,640 in unrealized appreciation on our common stock investment in NeoPhotonics, and (ii) $725 in unrealized depreciation on our convertible preferred stock warrant investment in Livescribe.

Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations and Per Share Information. The net decrease in our net assets resulting from operations for the three months ended March 31, 2012 was $96,172, which included $132,930 in realized gains and $972,518 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the three months ended March 31, 2011 of $781,363, which included $77,915 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net decrease in net assets per common share was $0.01 for the three months ended March 31, 2012, compared to basic and diluted net decrease in net assets per common share of $0.22 per common share for the three months ended March 31, 2011.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $26,864,762. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. The investment income we generate from these money market funds is not expected to be significant. Cash needed to fund our near-term operating expenses is held in a bank depository account.

We currently expect to have a portfolio of approximately 25 companies, taking into account our current portfolio composition, our cash and cash equivalents currently available for investment, and the capital from any possible equity offering. We expect to deploy our remaining cash and cash equivalents and any proceeds from a possible equity offering within six to 12 months after the completion of the offering; however, we expect to retain approximately $10 million to fund our future operating expenses. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

As of March 31, 2012, we had no indebtedness and total accounts payable and accrued expenses of $832,443, including amounts owed to our investment adviser. As of March 31, 2012, amounts owed to our investment adviser consist of $130,698 of base management fees, $56,774 of administrative expenses, and $489,270 of accrued incentive fees related to net unrealized appreciation and realized gain on our investments as of March 31, 2012. See “Investment Advisory and Administrative Services Agreement” below.

We will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering.

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

We intend to access the capital markets from time to time in the future to raise cash to fund new investments. We intend to file registration statements with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective. If we are not able to access the capital markets to raise cash to fund new investments, we may not be able to grow our business and fully execute our business strategy and could decrease our investment income, if any, and cause our net asset value to deteriorate.

On March 15, 2012, we filed a registration statement on Form N-2 for a potential equity offering of our common stock. For the three months ended March 31, 2012, we incurred $74,877 in offering expenses associated with the possible equity offering, including the preparation of the registration statement filed in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of any registered equity offering, or expensed if we do not complete a registered equity offering.

At our Annual Meeting of Stockholders scheduled for May 18, 2012, or any adjournment thereof, we will seek our stockholders’ approval to sell or otherwise issue up to 50% of our outstanding common stock at a price (after reduction for commission and discounts) below our net asset value per share at the time of such issuance. Our Board of Directors recently adopted a policy which, if stockholder approval is received, would prohibit us from selling or issuing shares of our common stock at an offering price per share (offering price to public before commissions and discounts) which represents a discount to the then current net asset value per share of more than 15%. No change can be made to this policy without unanimous approval of our independent directors. If our stockholders grant us such approval, we will be able to sell our shares in any equity offering at a price below our then current net asset value consistent with this policy. If approved by our stockholders, our authorization to sell our shares below net asset value will expire on the earlier of May 18, 2013 or the date of our 2013 Annual Meeting of Stockholders.

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

Distributions to our stockholders will be payable only when and as declared by our Board of Directors and will be paid out of assets legally available for distribution. All distributions will be paid at the discretion of our Board of Directors. We plan to make distributions from any assets legally available for distribution and will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, realized capital gains or are returns of capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital paid out of offering proceeds will be net of any sales load and offering expenses associated with sales of shares of our common stock.

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define for this purpose as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts. Our Board of Directors currently intends to declare distributions (if any) at least annually, at the end of each year. Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders. Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Our distribution of $446,837 paid to stockholders in February 2011 was characterized as a return of capital for income tax purposes. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our future distributions to stockholders, if any, will actually be. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of portfolio company investments, and/or a return of capital which is a nontaxable distribution) is mailed to our stockholders.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. We recorded Base Fees of $383,662 and $142,637 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, Base Fees payable to the investment adviser were $130,698 and $130,969, respectively.

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

During the three months ended March 31, 2012 and 2011, no incentive fees were earned by or payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since we did not generate any realized capital gains during three months ended March 31, 2011 and our net realized capital gains during three months ended March 31, 2012 did not exceed our unrealized depreciation on investments that had a fair value below our investment cost as of March 31, 2012.

However, during the three months ended March 31, 2012 and 2011, we recorded total incentive fee expense of $221,090 and $15,583, respectively. Additionally, as of March 31, 2012 and December 31, 2011, we had accrued incentive fees payable to the investment adviser in the amounts of $489,270 and $268,180, respectively. The portion of the incentive fee expense and accrued incentive fees that are related to our net unrealized appreciation and cumulative net realized capital gains are explained below:

•

During the three months ended March 31, 2012 and 2011, we recorded $194,504 and $15,583 in incentive fee expense, respectively, resulting from the increase in net unrealized appreciation on our portfolio company investments of $972,518 and $77,915 during the three months ended March 31, 2012 and 2011, respectively. Since the incentive fee is only payable based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid, the accrued incentive fee of $462,684 as of March 31, 2012 related to net unrealized appreciation may differ from the actual incentive fee that may be paid to the investment adviser depending on whether we are ultimately able to dispose of our portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of March 31, 2012.

•

For the three months ended March 31, 2012, we had a realized capital gain of $132,930 as a result of our sale of 20,000 shares of Solazyme’s common stock during this period, which is our first disposition of a portfolio company interest and represents our cumulative net realized capital gain since inception. As of March 31, 2012, no incentive fee would be payable with respect to this cumulative net realized capital gain since we had unrealized depreciation on three of our portfolio companies totaling $1,603,535 at March 31, 2012. However, during the three months ended March 31, 2012, we recorded $26,586 in incentive fee expense resulting from the increase in our cumulative net realized capital gains for the three months ended March 31, 2012. The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below our investment cost and incentive fees previously paid. Accordingly, the accrued incentive fee of $26,586 as of March 31, 2012 related to the cumulative net realized capital gain may differ from the actual incentive fee paid to the investment adviser depending on the performance of our portfolio company investments taken as a whole for the year ended December 31, 2012.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff. However, during the three months ended March 31, 2012, no portion of our Chief Compliance Officer’s compensation was allocated to us since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

We recorded allocated administrative expenses of $164,027 and $119,733 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, allocated administrative expenses payable to the investment adviser were $56,774 and $47,285, respectively. We have also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer will be paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing until April 30, 2012.

An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009. The current Investment Advisory and Administrative Services Agreement was in effect through April 17, 2011 and was renewed by our Board of Directors (including all of the non-interested directors) for an additional year at its meeting held on April 12, 2011. On April 13, 2012, our Board of Directors (including the non-interested directors) renewed the current Investment Advisory and Administrative Services Agreement for an additional year. The current Investment Advisory and Administrative Services Agreement will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2012, we had committed to make an additional investment of $36,871 in the Series C-2 convertible preferred stock of Livescribe, Inc. as part of a two additional closings that are expected to occur during 2012. Subsequent to March 31, 2012, we made an investment of $18,435 in the second tranche closing of the Series C-2 convertible preferred stock financing of Livescribe and, as a result, have a remaining commitment to invest $18,435 in the third and final tranche closing of the Series C-2 convertible preferred stock financing of Livescribe that is expected to occur during 2012.

We maintain a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering us and our officers and directors. We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of March 31, 2012, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements.

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

Valuation of portfolio company investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. As of March 31, 2012 and December 31, 2011, 60.3% and 45.0%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

As of March 31, 2012, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investments in the common stock of NeoPhotonics, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in August 2011, and Solazyme, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in November 2011.

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

•

The Chairman of our Valuation Committee, in consultation with management, will determine each calendar quarter which investments in our portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm, provided, however, that a review will be conducted by a third-party valuation firm for each new portfolio company investment made during a calendar quarter and for any portfolio company for which market quotations are not readily available and whose valuation has not been reviewed in the prior twelve months;

•

Our Valuation Committee reviews the preliminary valuations, and our investment adviser and the third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by our Valuation Committee; and

•

Our Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, the third-party valuation firm, and our Valuation Committee.

The fair values of our equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, we may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. We may also consider other events, including the transaction in which we acquired our securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company. In addition, we may consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which we are subject with respect to public companies in our portfolio.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

The following provides quantitative information about our Level 3 fair value measurements as of March 31, 2012:

	March 31, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Private Portfolio Company Investments: Convertible Preferred Stock	$37,789,866	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable transactions	Revenue multiple	3.5		12.7
		Comparable public companies	Revenue multiple	0.5	to	5.9
			EBITDA multiple	2.9	to	20.2
			P/E multiple	7.4	to	33.1
			Discount for lack of marketability	20%	to	35%
		Discounted cash flow	Discount rate	23%	to	45%
			Terminal revenue multiple	0.6	to	6.7
			Terminal EBITDA multiple	10.1	to	22.4
			Terminal P/E multiple	18.7	to	36.2
			Discount for lack of marketability	20%	to	35%

Private Portfolio Company Investments: Convertible Preferred Stock Warrants	$126,988	Option pricing model	Comparable public company equity volatility	48%	to	52%

Private Portfolio Company Investments: Common Stock	$8,399,996	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable public companies	Revenue multiple	2.5	to	3.7
			EBITDA multiple	4.0	to	11.3
			P/E multiple	8.1	to	27.4
			Discount for lack of marketability	30%	to	35%
		Discounted cash flow	Discount rate	40%	to	45%
			Terminal revenue multiple	3.6	to	3.6
			Terminal EBITDA multiple	5.7	to	11.4
			Terminal P/E multiple	14.6	to	27.3
			Discount for lack of marketability	30%	to	35%

Private Portfolio Company Investments: Common Stock Warrants	$219,156	Option pricing model	Comparable public company equity volatility	53%	to	53%

We currently have engaged third-party valuation firms to conduct an initial valuation review of each new private portfolio company investment and, in accordance with our valuation policy, periodic updated valuation reviews for our portfolio investments that are not publicly traded.

Federal Income Taxes. From incorporation through December 31, 2009, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of March 31, 2012.

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

To maintain RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our investment company taxable income. Because federal income tax rules differ from accounting principles generally accepted in the United States, distributions in accordance with tax rules may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature.

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

Recent Developments

Since March 31, 2012, we have made the following portfolio company investments:

•

We completed an additional investment in SilkRoad of $1,500,000 in a second closing of the Series C convertible preferred stock financing on May 9, 2012. We had made an initial investment of $3,500,000 in this Series C convertible preferred stock financing on March 28, 2012.

•	On May 10, 2012, we made an investment of $18,435 in the second tranche closing of the Series C-2 convertible preferred stock financing of Livescribe.

During April 2012, we sold an additional 20,000 shares of Solazyme’s common stock in open market transactions for an aggregate selling price of $318,993, or approximately $15.95 per share, after commissions and selling expenses, resulting in a realized gain of $141,889 that will be recorded in the second quarter.

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5 million. Under the program, we are authorized to repurchase shares in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Unless extended by our Board of Directors, the stock repurchase program will expire on November 8, 2012.

Taxation and Regulatory Requirements

RIC Requirements

From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of March 31, 2012. However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to our stockholders as dividends. We will be subject to United States federal income tax at the regular corporate rates on any investment company taxable income or capital gain not distributed (or deemed distributed) to our stockholders.

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

As of March 31, 2012, we believe all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $1,463,000, respectively, which represent approximately 1.4% and 1.9% of total assets.

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

Although we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies for at least one year from the date of the prospectus for our proposed offering, in the event we do borrow funds to make investments thereafter, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser will be borne by our common stockholders.

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

Related Parties

We have a number of business relationships with affiliated or related parties. We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments. Mr. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the Managing Member, the majority owner and an executive officer of Keating Investments. Mr. Rogers, our Chief Investment Officer, and Mr. Schweiger, our Chief Operating Officer, Chief Compliance Officer, Secretary and a director, are also each an executive officer and member of Keating Investments. Mr. Hills, our Chief Financial Officer and Treasurer is also an executive officer of Keating Investments. We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive, royalty-free license to use the name “Keating Capital.”

Currently, our investment adviser’s principals, Messrs. Keating, Rogers and Schweiger, and the investment professionals and administrative personnel currently retained by Keating Investments, do not serve as principals of or provide services to other investment funds affiliated with Keating Investments; however, they may do so in the future. If they do, persons and entities may in the future manage investment funds with investment objective similar to ours. In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments. In the event that Keating Investments or its affiliates provide investment advisory services to other entities, we expect that our management and our independent directors will attempt to resolve any conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in new portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate. However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.

We rely, in part, on Keating Investments to manage our day-to-day activities and to implement our investment strategy. Keating Investments may, in the future, be involved with activities which are unrelated to us. As a result of these activities, Keating Investments, its employees and certain of its affiliates may have conflicts of interest in allocating their time between us and other activities in which they may become involved. Keating Investments and its employees will devote only as much of its time to our business as Keating Investments and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. Therefore, Keating Investments, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved. This could result in actions that are more favorable to other affiliated entities than to us. In such event, we intend to have our independent directors review our investment adviser’s performance periodically, but not less than annually, to assure that Keating Investments is fulfilling its obligations to us under the Investment Advisory and Administration Agreement, that any conflicts are handled in a fair and equitable manner and that Keating Investments has sufficient personnel to discharge fully its responsibilities to all activities in which they are involved.

As a business development company, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by Keating Investments, or any of its affiliates has an investment. We may also be limited in our ability to co-invest in a portfolio company with Keating Investments or one or more of its affiliates. Subject to obtaining exemptive relief from the SEC, we also may co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board of Directors reviews these procedures on an annual basis.

The Audit Committee of our Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

In addition, our code of business conduct and ethics, which is applicable to all our all employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our code of business conduct and ethics is available on our website at www.keatingcapital.com.

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

Interest Rate Risk. As of March 31, 2012, we had cash and cash equivalents of $26,864,762. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. Cash needed to fund our near-term operating expenses is held in a bank depository account. Based on the investment of cash on hand in these money market funds, pending subsequent investment in portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates. During March 2012, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of March 31, 2012, a one percentage point change in the underlying dividend rate payable on our money market funds as of March 31, 2012 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Item 4.	Controls and Procedures.

As of March 31, 2012 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there has been no material changes during the three months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not succeed in negotiating structural protections for our investments, and cannot assure you that we will realize gains from structural protections in our investments.

As part of our investment strategy, our investment adviser may attempt to negotiate structural protections that are expected to provide for an enhanced return upon an IPO event or otherwise enhance our ability to meet our targeted return on our portfolio company investments. Such structural protections may include conversion rights which would result in us receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in us receiving additional shares for a nominal exercise price at the time of an IPO. We have negotiated structural protections of this type in eight of our 15 private portfolio company investments as of March 31, 2012.

There can be no assurance that our investment adviser will succeed in negotiating structural protections for our future investments. Even if it succeeds in obtaining such protections, our ability to realize the value of these structural protections (which we sometimes refer to as “structurally protected appreciation”) will depend on a number of factors including the completion of the IPO, any adjustment to the terms of the structural protection that may be negotiated during the IPO process, and the possible subsequent issuance of more senior securities that may impact the relative value of our investment. Further, even if an IPO is completed, we would not realize any structurally protected appreciation unless the market price of the portfolio company’s common shares equaled or exceeded the IPO price at the time such shares were disposed of following the lockup period. As a result, there can be no assurance that we will be able to realize the potential value of these structural protections even if we are able to obtain them.

A portion of our distributions may constitute a return of capital and affect our stockholders’ tax basis in our shares.

We plan to make distributions from any assets legally available for distribution and will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, realized capital gains or are returns of capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for federal tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital paid out of offering proceeds will be net of any sales load and offering expenses associated with sales of shares of our common stock.

If we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

At our Annual Meeting of Stockholders scheduled for May 18, 2012, or any adjournment thereof, we will seek our stockholders’ approval to sell or otherwise issue up to 50% of our outstanding common stock at a price below our net asset value per share at the time of such issuance. Our Board of Directors recently adopted a policy which, if stockholder approval is received, would prohibit us from selling or issuing shares of our common stock at an offering price to the public per share which represents a discount to the then current net asset value per share of more than 15%. No change can be made to this policy without unanimous approval of our independent directors. We cannot issue shares of our common stock at a price below net asset value unless our Board of Directors determines that it would be in our and our stockholders’ best interests to do so. If our stockholders grant us such approval, the issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2012.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Date: May 10, 2012	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen M. Hills
Stephen M. Hills Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)