Form 10-Q
period 2012-06-30
KEATING CAPITAL INC
filed 2012-08-10
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 10, 2012 was 9,244,793.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.

Statements of Assets and Liabilities

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies (Cost: $51,916,614 and $25,379,750, respectively)	$51,969,442	$24,992,349
Publicly-traded portfolio companies (Cost: $2,505,162 and $2,553,250, respectively)	2,846,585	2,671,631
Affiliate investments:
Private portfolio companies (Cost: $8,000,080 and $8,000,080, respectively)	9,600,000	9,610,000

Total, investments in portfolio company securities at fair value (Cost: $62,421,856 and $35,933,080, respectively)	64,416,027	37,273,980
Cash and cash equivalents	10,993,880	39,606,512
Receivable for investments sold	350,192	—
Prepaid expenses and other assets	39,357	62,746
Deferred offering costs	241,515	—

Total assets	$76,040,971	$76,943,238

Liabilities
Base management fees payable to investment adviser	$126,631	$130,969
Accrued incentive fees payable to investment adviser	479,561	268,180
Administrative expenses payable to investment adviser	48,551	47,285
Accounts payable	283,477	70,602
Accrued expenses and other liabilities	48,620	41,487

Total liabilities	986,840	558,523

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,283,781 and 9,283,781 shares issued, respectively	$9,284	$9,284
Additional paid-in capital	75,302,711	75,302,711
Treasury stock, at cost, 38,988 and 0 shares held, respectively	(277,198)	—
Accumulated net investment loss	(2,378,468)	(268,180)
Accumulated undistributed net realized gain on investments	403,631	—
Net unrealized appreciation on investments	1,994,171	1,340,900

Total net assets	$75,054,131	$76,384,715

Total liabilities and net assets	$76,040,971	$76,943,238

Net asset value per share (on 9,244,793 and 9,283,781 shares outstanding, respectively)	$8.12	$8.23

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended,		Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment income
Interest and dividend income:
Certificate of deposit and money market investments	$1,098	$19,187	$2,840	$43,278

Total investment income	1,098	19,187	2,840	43,278

Operating expenses
Base management fees	384,404	232,731	768,066	375,368
Incentive fees	(9,709)	136,937	211,381	152,520
Administrative expenses allocated from investment adviser	155,246	113,773	319,273	233,506
Legal and professional fees	150,371	108,630	402,252	267,798
Directors fees	40,000	33,750	80,000	59,000
Stock transfer agent fees	21,061	66,155	29,166	122,660
Printing and fulfillment expenses	32,455	79,619	65,446	129,139
Postage and delivery expenses	31,425	82,272	44,482	129,495
Stock issuance expenses	—	58,298	—	112,763
Travel and entertainment expenses	18,194	136,425	44,621	284,439
General and administrative expenses	86,319	94,352	148,441	159,623

Total operating expenses	909,766	1,142,942	2,113,128	2,026,311

Net investment loss	(908,668)	(1,123,755)	(2,110,288)	(1,983,033)

Net realized gain on investments
Non-control/non-affiliate investments	270,701	—	403,631	—

Total net realized gain on investments	270,701	—	403,631	—

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	(309,247)	684,683	663,271	762,598
Affiliate investments	(10,000)	—	(10,000)	—

Total net change in unrealized appreciation (depreciation) on investments	(319,247)	684,683	653,271	762,598

Net decrease in net assets resulting from operations	$(957,214)	$(439,072)	$(1,053,386)	$(1,220,435)

Net investment loss per common share outstanding (basic and diluted)	$(0.10)	$(0.20)	$(0.23)	$(0.43)

Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.10)	$(0.08)	$(0.11)	$(0.26)

Weighted average common shares outstanding (basic and diluted)	9,275,904	5,653,594	9,279,843	4,611,647

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Net Investment Income (Loss)	Accumulated Undistributed Net Realized Gain on Investments	Unrealized Appreciation on Investments	Distributions In Excess of Net Investment Income	Net Assets
	Shares (1)	Par Value
Balance at December 31, 2010 (3)	2,860,299	$2,860	$21,991,847	$—	$(115,423)	$—	$577,116	$—	$22,456,400
Net (decrease) increase in net assets from operations	—	—	—	—	(1,983,033)	—	762,598	—	(1,220,435)
Issuance of common stock, net of offering costs of $4,589,687 (2)	4,767,943	4,768	42,906,724	—	—	—	—	—	42,911,492
Amortization of deferred offering costs	—	—	(488,363)	—	—	—	—	—	(488,363)
Distributions in excess of net investment income and net realized gains	—	—	—	—	—	—	—	(446,837)	(446,837)

Balance at June 30, 2011 (3)	7,628,242	$7,628	$64,410,208	$—	$(2,098,456)	$—	$1,339,714	$(446,837)	$63,212,257

Balance at December 31, 2011 (3)	9,283,781	$9,284	$75,302,711	$—	$(268,180)	$—	$1,340,900	$—	$76,384,715
Net (decrease) increase in net assets from operations	—	—	—	—	(2,110,288)	403,631	653,271	—	(1,053,386)
Repurchase of common stock	—	—	—	(277,198)	—	—	—	—	(277,198)

Balance at June 30, 2012 (3)	9,283,781	$9,284	$75,302,711	$(277,198)	$(2,378,468)	$403,631	$1,994,171	$—	$75,054,131

(1)	Represents common shares issued.
(2)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(3)	See Note 2 - Income Taxes.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,053,386)	$(1,220,435)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(403,631)	—
Net change in unrealized appreciation on investments	(653,271)	(762,598)
Changes in operating assets and liabilities:
Increase in receivable for investments sold	(350,192)	—
Decrease in prepaid expenses and other assets	23,389	72,345
(Decrease) increase in base management fees payable to investment adviser	(4,338)	142,100
Increase in accrued incentive fees payable to investment adviser	211,381	152,520
Increase (decrease) in administrative expenses payable to investment adviser	1,266	(5,031)
Decrease in reimbursable expenses payable to investment adviser	—	(568)
Increase (decrease) in accounts payable	212,875	(32,307)
Increase in accrued expenses and other liabilities	7,133	19,441

Net cash used in operating activities	(2,008,774)	(1,634,533)
Cash flows from investing activities
Investments in portfolio companies	(27,064,364)	(11,400,012)
Net proceeds from sales of portfolio company investments	979,219	—
Purchases of short-term investments	—	(89,000,000)
Proceeds from maturities of short-term investments	—	102,500,000

Net cash (used in) provided by investing activities	(26,085,145)	2,099,988
Cash flows from financing activities
Gross proceeds from issuance of common stock	—	47,501,179
Offering costs from issuance of common stock	—	(4,589,687)
Additions to deferred stock offering costs	(241,515)	(154,681)
Repurchase of common stock	(277,198)	—
Stockholder distributions as a return of capital	—	(446,837)

Net cash (used in) provided by financing activities	(518,713)	42,309,974

Net (decrease) increase in cash and cash equivalents	(28,612,632)	42,775,429
Cash and cash equivalents, beginning of period	39,606,512	4,753,299

Cash and cash equivalents, end of period	$10,993,880	$47,528,728

Supplemental disclosure of non-cash financing activities
Amortization of deferred offering costs	$—	$488,363

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

June 30, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock	1,000,000	$471,295	$114,000	0.15%
		Series C Convertible Preferred Stock Warrants	125,000	29,205	382	*
		Exercise price $0.50 per share; expire 6/30/2015
		Series C-1 Convertible Preferred Stock	100,660	47,528	31,000	0.04%
		Series C-1 Convertible Preferred Stock Warrants	12,582	2,853	1,030	*
		Exercise price $0.50 per share; expire 7/8/2016
		Series C-2 Convertible Preferred Stock	368,706	36,871	34,000	0.05%
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,240,000	2.99%
BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Series E Convertible Preferred Stock	288,531	2,500,006	2,190,000	2.92%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,500,000	4.66%
Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	197,942	2,500,007	1,510,000	2.01%
Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock	1,573,234	3,000,000	3,740,000	4.98%
		Common Stock Warrants	22,581	—	9,040	0.01%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,100,000	1.47%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	4,000,001	5.33%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,999,996	4.00%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	4,000,000	5.33%
Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	2,999,999	4.00%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

June 30, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
LifeLock, Inc.	Internet & Software - Identity Theft Protection	Series E Convertible Preferred Stock	634,711	4,875,000	4,875,000	6.50%
		Series E Convertible Preferred Stock Warrants	158,678	125,000	125,000	0.17%
		Exercise price $0.01 per share; expire 3/14/2019
SilkRoad, Inc. (9)	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	17,711,654	5,000,000	5,000,000	6.66%
Glam Media, Inc.	Internet & Software - Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	4,999,999	6.66%
Stoke, Inc.	Technology - Communications Equipment	Common Stock	1,000,000	3,500,000	3,500,000	4.66%
Jumptap, Inc.	Internet & Software - Mobile Advertising	Series G Convertible Preferred Stock	695,023	4,999,995	4,999,995	6.66%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$51,916,614	$51,969,442	69.25%

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Common Stock	160,000	1,000,000	790,400	1.05%
Solazyme, Inc. (6)	Cleantech - Renewable Oils and Bioproducts	Common Stock	147,927	1,505,162	2,056,185	2.74%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$2,505,162	$2,846,585	3.79%

Affiliate Investments (5)
Private Portfolio Companies:
Corsair Components, Inc. (7)	Technology - PC Gaming Hardware	Common Stock	640,000	3,411,080	5,470,000	7.29%
		Common Stock Warrants	160,000	589,000	130,000	0.17%
		Exercise price $0.05 per share; expire 7/6/2016
		Subject to restrictions on exercisability
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,000,000	5.33%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$9,600,000	12.79%

Total - Investments in Portfolio Company Securities (8)				$62,421,856	$64,416,027	85.83%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

June 30, 2012

(Unaudited)

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$64,416,027	85.83%
Cash and cash equivalents (includes investments in money market funds consisting of 10,705,926 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $10,705,926)	10,993,880	14.65%
Receivable for investments sold	350,192	0.46%
Prepaid expenses and other assets	39,357	0.05%
Deferred offering costs	241,515	0.32%
Less: Total Liabilities	(986,840)	(1.31%)

Net Assets	$75,054,131	100.00%

*	Percentages less than 0.01%
(1)

The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech. The further description generally identifies the types of products or services provided by each portfolio company.

(2)

Convertible preferred, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors. During the six months ended June 30, 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power, Inc. were changed from a cumulative to a non-cumulative dividend. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $4,598,984, $2,604,813 and $1,994,171, respectively. The tax cost of investments is $62,421,856.

(4)

Except for common stock in two publicly traded portfolio companies, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of June 30, 2012. See Valuation of Investments under Note 2 of the Notes to Financial Statements.

(5)

Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Affiliate Investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Non- Control/Non-Affiliate Investments are defined by the 1940 Act as investments that are neither Control Investments nor Affiliate Investments.

(6)	The Company sold 65,000 shares of Solazyme common stock with an aggregate cost basis of $575,588 during the six months ended June 30, 2012.
(7)

Corsair Components, Inc. completed a 1-for-5 reverse stock split effective April 24, 2012. As a result of the reverse stock split, the Company now owns 640,000 shares of common stock and warrants to purchase 160,000 shares of common stock at an exercise price of $0.05 per share. Prior to the reverse stock split, the Company previously owned 3,200,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $0.01 per share.

(8)

All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of June 30, 2012, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $1,390,000, respectively, which represent approximately 1.4% and 1.8% of total assets.

(9)	Effective July 17, 2012, SilkRoad Technology Holdings, Inc. changed its name to SilkRoad, Inc.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2011

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock	1,000,000	$471,295	$139,000	0.18%
		Series C Convertible Preferred Stock Warrants	125,000	29,205	1,140	*
		Exercise price $0.50 per share; expire 6/30/2015
		Series C-1 Convertible Preferred Stock	100,660	47,528	14,001	0.02%
		Series C-1 Convertible Preferred Stock Warrants	12,582	2,853	183	*
		Exercise price $0.50 per share; expire 7/8/2016
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,000,000	2.62%
BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Series E Convertible Preferred Stock	288,531	2,500,006	2,500,006	3.27%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	2,499,999	3.27%
Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	197,942	2,500,007	2,500,007	3.27%
Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock	1,573,234	3,000,000	3,000,000	3.93%
		Common Stock Warrants	22,581	—	9,156	0.01%
		Exercise price $0.01 per share; expire 8/24/2018 Subject to restrictions on exercisability
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,328,860	1.74%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	4,000,001	5.24%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,999,996	3.93%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	4,000,000	5.24%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$25,379,750	$24,992,349	32.72%

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Technology - Communications Equipment	Common Stock	160,000	1,000,000	732,800	0.96%
Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Common Stock	162,927	1,553,250	1,938,831	2.54%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$2,553,250	$2,671,631	3.50%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2011

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Affiliate Investments (5)
Private Portfolio Companies:
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,000,000	5.24%
Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock	3,200,000	3,411,080	5,400,000	7.07%
		Common Stock Warrants	800,000	589,000	210,000	0.27%
		Exercise price $0.01 per share; expire 7/6/2016 Subject to restrictions on exercisability

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$9,610,000	12.58%

Total - Investments in Portfolio Company Securities (6)				$35,933,080	$37,273,980	48.80%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$37,273,980	48.80%
Cash and cash equivalents (includes investments in money market funds consisting of 39,505,875 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $39,505,875)	39,606,512	51.85%
Prepaid expenses and other assets	62,746	0.08%
Less: Total Liabilities	(558,523)	(0.73%)

Net Assets	$76,384,715	100.00%

*	Percentages less than 0.01%
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

The Company’s investment objective is to maximize capital appreciation. The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-IPO companies that are committed to and capable of becoming public. The Company provides investors with the ability to participate in a unique fund that allows its stockholders to share in the potential value accretion that the Company believes typically occurs once a company transforms from private to public status, or what the Company refers to as the private-public valuation arbitrage. The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. The Company may in some cases invest in debentures or loans that are convertible into or settled with common stock; however, as of June 30, 2012 and December 31, 2011, none of the Company’s investments were convertible debentures or loans. The Company’s investments are made principally through direct investments in prospective portfolio companies. However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

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

Reclassifications

For the three and six months ended June 30, 2012, the Company separately classified travel and entertainment expenses as an individual line item in its Statement of Operations. Travel and entertainment were previously included as a component of general and administrative expenses in the Statement of Operations. For comparative purposes, this line item has been separately classified in the Company’s Statement of Operations for the three and six months ended June 30, 2011.

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

At June 30, 2012 and December 31, 2011, approximately 81.0% and 45.0%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. The Company makes investments in later stage, typically venture capital-backed, private, pre-initial public offering (“pre-IPO”) companies in technology, Internet and software, and cleantech. Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and these securities are no longer subject to any post-IPO lockup restrictions. As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of June 30, 2012 and December 31, 2011:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of June 30, 2012
Private Portfolio Company Securities:
Convertible Preferred Stock	$—	$—	$49,333,994	$49,333,994
Convertible Preferred Stock Warrants	—	—	126,412	126,412
Common Stock	—	—	11,969,996	11,969,996
Common Stock Warrants	—	—	139,040	139,040
Publicly Traded Portfolio Company Securities:
Common Stock	2,846,585	—	—	2,846,585
Cash Equivalents:
Money Market Funds	10,705,926	—	—	10,705,926

Total	$13,552,511	$—	$61,569,442	$75,121,953

As of December 31, 2011
Private Portfolio Company Securities:
Convertible Preferred Stock	$—	$—	$25,981,874	$25,981,874
Convertible Preferred Stock Warrants	—	—	1,323	1,323
Common Stock	—	—	8,399,996	8,399,996
Common Stock Warrants	—	—	219,156	219,156
Publicly Traded Portfolio Company Securities
Common Stock	2,671,631	—	—	2,671,631
Cash Equivalents:
Money Market Funds	39,505,875	—	—	39,505,875

Total	$42,177,506	$—	$34,602,349	$76,779,855

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total
Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349
New investments in Level 3 portfolio company securities at cost	22,911,864	125,000	3,500,000	—	26,536,864
Gross transfers out of Level 3 to Level 1	—	—	—	—	—
Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets	440,256	89	70,000	(80,116)	430,229

Fair Value at June 30, 2012	$49,333,994	$126,412	$11,969,996	$139,040	$61,569,442

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were still held by the Company at June 30, 2012	$440,256	$89	$70,000	$(80,116)	$430,229

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

For the six months ended June 30, 2012, there were no transfers out of Level 3 assets. For the year ended December 31, 2011, transfers out of Level 3 – “Portfolio Company Investments (Preferred Stock)” resulted from two of the Company’s portfolio companies, NeoPhotonics Corporation (“NeoPhotonics”) and Solazyme, Inc. (“Solazyme”) completing an initial public offering and the Company’s securities in these portfolio companies being converted into common stock with the lockup restrictions on these common shares subsequently lapsing during 2011. As of December 31, 2010, the Company’s convertible preferred stock investments in NeoPhotonics and Solazyme had a fair value of $1,550,000 and $999,991, respectively, as determined in good faith by the Company’s Board of Directors and were included as a component of Level 3 – “Portfolio Company Investments (Preferred Stock).” These investments were transferred into Level 1 within the fair value hierarchy during 2011.

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

The following provides quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2012:

	June 30, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Private Portfolio Company Investments: Convertible Preferred Stock	$49,333,994	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable transactions	Revenue multiple	3.5	to	12.7
		Comparable public companies	Revenue multiple	0.4	to	5.5
			EBITDA multiple	2.0	to	9.9
			P/E multiple	5.7	to	48.5
			Discount for lack of marketability	35%	to	40%
		Discounted cash flow	Discount rate	23%	to	45%
			Terminal revenue multiple	0.6	to	5.9
			Terminal EBITDA multiple	8.5	to	21.2
			Terminal P/E multiple	13.5	to	22.6
			Discount for lack of marketability	35%	to	40%
Private Portfolio Company Investments: Convertible Preferred Stock Warrants	$126,412	Option pricing model	Comparable public company equity volatility	49%	to	52%
Private Portfolio Company Investments: Common Stock	$11,969,996	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable public companies	Revenue multiple	2.6	to	3.7
			EBITDA multiple	5.3	to	11.3
			P/E multiple	13.4	to	27.1
			Discount for lack of marketability	30%	to	35%
		Discounted cash flow	Discount rate	35%	to	45%
			Terminal revenue multiple	3.5	to	4.0
			Terminal EBITDA multiple	4.7	to	11.3
			Terminal P/E multiple	22.4	to	27.1
			Discount for lack of marketability	30%	to	35%
Private Portfolio Company Investments: Common Stock Warrants	$139,040	Option pricing model	Comparable public company equity volatility	54%	to	54%

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

At June 30, 2012 and December 31, 2011, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. No income was derived from these Affiliate Investments as both are non-income producing equity investments (see Note 9).

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

On March 15, 2012, the Company filed a registration statement on Form N-2 for an equity offering of its common stock, which was subsequently amended by the Company on June 5, 2012. For the three and six months ended June 30, 2012, the Company incurred $166,638 and $241,515, respectively, in offering expenses associated with the equity offering, including the preparation for the registration statement in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if the Company does not complete the equity offering.

Concentration of Credit Risk

The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Securities Transactions

Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date). Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. Cash due from brokers related to sales of securities that had not settled as of the balance sheet date is classified as receivable for investments sold. Commissions and other costs associated with transactions involving securities, including legal expenses, are included in the cost basis of purchases and deducted from the proceeds of sales.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a “preference” over other classes of preferred equity and common equity with respect to payment, and are payable only when and if declared by a portfolio company’s board of directors or upon a qualifying liquidation event. Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends. When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.

The Company’s preferred and common stock, warrants, and equity interests are generally non-income producing. Except for the convertible preferred stock investment in SilkRoad, Inc. f/k/a SilkRoad Technology Holdings, Inc. (“SilkRoad”) and Jumptap, Inc. (“Jumptap”), all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by the portfolio company’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by the portfolio company’s board of directors. As part of a new convertible preferred stock financing by Harvest Power, Inc. (“Harvest Power”), which had its initial closing during the three months ended March 31, 2012, the preferred dividends on the Company’s convertible preferred stock were changed from a cumulative to a non-cumulative dividend. Although the Company’s preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, the Company does not expect dividends (whether cumulative or non-cumulative) to be declared and paid on its preferred stock investments, or on its common stock investments, since its portfolio companies typically prefer to retain profits, if any, in their businesses. Accordingly, since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

During the three and six months ended June 30, 2012 and 2011, there were no non-cumulative or cumulative dividends received or recorded.

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

(Unaudited)

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

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Aggregate cost of portfolio company securities for federal income tax purposes	$62,421,856	$35,933,080

Gross unrealized appreciation of portfolio company securities	4,598,984	2,383,657
Gross unrealized depreciation of portfolio company securities	(2,604,813)	(1,042,757)

Net unrealized appreciation of portfolio company securities	$1,994,171	$1,340,900

As of June 30, 2012, the Company had no undistributed ordinary income or capital loss carryforwards for federal income tax purposes and $403,631 in undistributed long-term capital gains. As of December 31, 2011 and June 30, 2011, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2009, 2010 and 2011 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2009, 2010 and 2011 state tax years for the Company remain subject to examination by the Colorado Department of Revenue.

As of June 30, 2012 and December 31, 2011, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and six months ended June 30, 2012 and 2011.

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

During the three months ended June 30, 2012, the Company made investments totaling $13.5 million in three new private portfolio companies and approximately $1.5 million in two existing private portfolio companies.

During the six months ended June 30, 2012, the Company made investments totaling $26.5 million in six new private portfolio companies, approximately $37,000 in one of the Company’s existing private portfolio companies, and approximately $0.5 million in Solazyme, Inc. (“Solazyme”), one of the Company’s existing publicly traded portfolio companies.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Convertible Preferred Stock	$49,259,560	$49,333,994	76.59%	$26,347,696	$25,981,874	69.70%
Convertible Preferred Stock Warrants	157,058	126,412	0.20%	32,058	1,323	0.00%
Common Stock	9,911,076	11,969,996	18.58%	6,411,076	8,399,996	22.54%
Common Stock Warrants	589,000	139,040	0.21%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	2,505,162	2,846,585	4.42%	2,553,250	2,671,631	7.17%

Total	$62,421,856	$64,416,027	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of the Company’s investment portfolio by industry classification at cost and fair value as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$34,849,030	54.10%	$11,328,857	$11,338,013	30.42%
Cleantech	15,005,174	15,496,185	24.06%	15,053,262	15,438,843	41.42%
Technology	13,087,832	14,070,812	21.84%	9,550,961	10,497,124	28.16%

Total	$62,421,856	$64,416,027	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of the Company’s investment portfolio by geographic region of the United States at cost and fair value as of June 30, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2012			December 31, 2011
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$39,421,854	$41,406,031	64.28%	$22,933,073	$24,273,973	65.12%
Northeast	11,499,995	12,499,996	19.41%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,510,000	8.55%	6,500,007	6,500,007	17.44%
Midwest	5,000,000	5,000,000	7.76%	—	—	0.00%

Total	$62,421,856	$64,416,027	100.00%	$35,933,080	$37,273,980	100.00%

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Company did not have any borrowings as of June 30, 2012 or December 31, 2011. The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $384,404 and $232,731 for the three months ended June 30, 2012 and 2011, respectively, and Base Fees of $768,066 and $375,368 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, Base Fees payable to the investment adviser were $126,631 and $130,969, respectively.

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

During the three months ended June 30, 2012, the Company recorded a reduction in incentive fee expense of $9,709 resulting from: (i) a decrease in net unrealized appreciation on the Company’s portfolio company investments of $319,247 during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $270,701 during such period. For the three months ended June 30, 2011, the Company recorded an increase in incentive fee expense of $136,937 resulting from an increase in net unrealized appreciation on the Company’s portfolio company investments of $684,683 during such period.

During the six months ended June 30, 2012, the Company recorded an increase in incentive fee expense of $211,381 resulting from: (i) an increase in net unrealized appreciation of $653,271 on the Company’s portfolio company investments during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $403,631 during such period. For the six months ended June 30, 2011, the Company recorded an increase in incentive fee expense of $152,520 resulting from an increase in net unrealized appreciation on the Company’s portfolio company investments of $762,598 during such period.

As of June 30, 2012 and December 31, 2011, the Company had accrued incentive fees payable to the investment adviser in the amounts of $479,561 and $268,180, respectively.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid. Accordingly, the accrued incentive fee of $398,835 as of June 30, 2012 related to net unrealized appreciation of $1,994,171 as of June 30, 2012 may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of June 30, 2012. Further, the accrued incentive fee of $80,726 as of June 30, 2012 related to the cumulative net realized capital gain of $403,631 as of June 30, 2012 may differ from the actual incentive fee paid to the investment adviser depending on the performance of the Company’s portfolio company investments taken as a whole for the year ended December 31, 2012.

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

The Company reimburses the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. However, during the three and six months ended June 30, 2012 and 2011, no portion of the Company’s Chief Compliance Officer’s compensation was allocated to the Company since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

The Company recorded allocated administrative expenses of $155,246 and $113,773 for the three months ended June 30, 2012 and 2011, respectively, and allocated administrative expenses of $319,273 and $233,506 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, allocated administrative expenses payable to the investment adviser were $48,551 and $47,285, respectively.

The Company also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer was paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and ending April 30, 2012.

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

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5.0 million. Under the repurchase program, the Company is authorized to repurchase shares of the Company’s common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The stock repurchase program will expire on November 8, 2012, unless extended by the Company’s Board of Directors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended June 30, 2012, the Company repurchased 38,988 shares of its common stock at an average price of $7.11 per share, including commissions, with a total cost of $277,198. The Company’s net asset value per share increased by less than $0.01 per share as a result of the share repurchases during the six months ended June 30, 2012. The 38,988 shares of common stock repurchased under the Company’s stock repurchase program have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of June 30, 2012.

6.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2012, the Company had committed to make an additional investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of one additional closing that is expected to occur during 2012. See Note 10.

The Company maintains a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering the Company and its officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

As of June 30, 2012, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net decrease in net assets resulting from operations	$(957,214)	$(439,072)	$(1,053,386)	$(1,220,435)
Basic and diluted weighted average shares	9,275,904	5,653,594	9,279,843	4,611,647
Basic and diluted net decrease in net assets per share resulting from operations	$(0.10)	$(0.08)	$(0.11)	$(0.26)

During the three and six months ended June 30, 2012 and 2011, the Company had no dilutive securities outstanding.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

8.	Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2012 and 2011.

Keating Capital, Inc.

Financial Highlights

	Six Months Ended
	June 30, 2012	June 30, 2011
Per common share data
Net asset value, beginning of period	$8.23	$7.85
Net investment loss*	(0.23)	(0.43)
Net realized gain on investments*	0.05	—
Net change in unrealized appreciation on investments*	0.07	0.17

Net decrease in net assets resulting from operations	(0.11)	(0.26)

Stockholder distributions:
Distributions as a return of capital*	—	(0.10)

Net decrease in net assets resulting for stockholder distributions	—	(0.10)

Capital stock transactions:
Issuance of common stock in continuous public offering (1)	—	1.91
Offering costs from issuance of common stock*	—	(1.00)
Amortization of deferred offering costs*	—	(0.11)
Repurchases of common stock (2)	—	—

Net increase in net assets from capital stock transactions	—	0.80

Net asset value, end of period	$8.12	$8.29

Ratios and supplemental data:
Per share market price, end of period (3)	$7.54	—
Total return based on change in net asset value (4)	(1.34%)	6.88%
Total return based on stock price (5)	(10.87%)	—
Common shares outstanding, end of period	9,244,793	7,628,242
Weighted average common shares outstanding during period	9,279,843	4,611,647
Net assets, end of period	$75,054,131	$63,212,257
Annualized ratio of operating expenses to average net assets	5.58%	9.46%
Annualized ratio of net investment loss to average net assets	(5.57%)	(9.26%)
Weighted average debt per common share (6)	$—	$—
Portfolio turnover (7)	1.29%	—

*	Based on weighted average shares outstanding during the period.
(1)	Represents the average increase in net asset value attributable to each share issued during the six months ended June 30, 2011.
(2)	For the six months ended June 30, 2012, the increase in net asset value attributable to the shares repurchased was less than $0.01 per share.
(3)	The shares of the Company’s common stock were listed on the Nasdaq Capital Market beginning December 12, 2011. Accordingly, there was no market price for the shares as of June 30, 2011.
(4)

Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions paid per weighted average share during the period, divided by the beginning of the period net asset value.

(5)

Total return based on stock price equals the change in the end of the period stock price over the beginning of period stock price plus distributions paid per weighted average share during the period, divided by the beginning of period stock price. This return calculation has not been annualized.

(6)	As of June 30, 2012 and 2011, the Company did not have any debt.
(7)

For the six months ended June 30, 2012, portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. This calculation has not been annualized. For the six months ended June 30, 2011, the only investment activity subject to the calculation of portfolio turnover was the Company’s purchase of portfolio company investments. Since there were no sales of portfolio company investments during the six months ended June 30, 2011, there was no portfolio turnover.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

9.	Investments in and Advances to Affiliates

During the six months ended June 30, 2011, the Company had no Affiliate Investments or Control Investments.

During the six months ended June 30, 2012, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. The following is a schedule of the Company’s investments in these two affiliates during the six months ended June 30, 2012. For the six months ended June 30, 2012, the Company made no advances to these two affiliates.

			Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	Amount of Interest and Dividends Credited to Income (2)	December 31, 2011 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2012 Fair Value
Affiliate Investments
Corsair Components, Inc.	Common Stock	640,000	$—	$—	$5,400,000	$70,000	$—	$5,470,000
	Common Stock Warrants	160,000	—	—	210,000	—	(80,000)	130,000
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	—	—	4,000,000	—	—	4,000,000

Total Affiliate Investments			$—	$—	$9,610,000	$70,000	$(80,000)	$9,600,000

(1)	The Company had no control investments as defined by the 1940 Act during the three months ended June 30, 2012.
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

On July 24, 2012, the Company made an investment of $18,435 in the third and final tranche closing of the Series C-2 convertible preferred stock financing of Livescribe.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, the following discussion and other parts of this quarterly report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” in our most recent annual report on Form 10-K and quarterly report on Form 10-Q previously filed with the SEC and “Forward-Looking Statements and Projections” and the “Risk Factors” appearing elsewhere herein.

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

Our portfolio company investments are currently composed of, and we anticipate that our portfolio will continue to be composed of, investments primarily in the form of preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures or loans that are convertible into or settled with common stock. At June 30, 2012, none of our portfolio company investments were convertible debentures or loans.

We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing. The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding. However, the equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer. At the time of our initial investment in our 20 portfolio companies, 17 of these initial investments represented the company’s most senior preferred stock, and two of these initial investments represented common shares where the company had only common stock outstanding. Our initial investment in the common shares of Stoke, Inc. (“Stoke”), which we acquired from Stoke employees, is the only initial investment where we did not acquire the company’s most senior equity securities since Stoke had preferred stock outstanding at the time of our initial investment. We invested in Stoke because we believed it represented an opportunity to invest in a company that met our investment criteria even though it was not looking to raise additional equity financing.

We target our pre-IPO investing activities on direct investments in the most senior equity securities of later-stage innovative, emerging growth companies that agree to provide us with financial information both at the time of our initial investment and on an ongoing basis thereafter. The average age of our current portfolio companies at the time of our initial investment is eight years. In addition, the financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round. Of our 20 portfolio company investments, 90% have been direct investments in a portfolio company and 10% have been acquired in secondary transactions. We have been the lead investor in seven of our 20 portfolio company investments. As of June 30, 2012, we also have access to financial information for all of our portfolio companies.

As of June 30, 2012, in 85% of our initial portfolio company investments we continue to own the company’s most senior equity securities. We consider ourselves as owning a portfolio company’s most senior equity securities if: (i) the preferred equity securities which we acquired in our initial investment represent the portfolio company’s most senior equity securities outstanding as of June 30, 2012, or (ii) the common equity securities owned by us as of June 30, 2012 represent the portfolio company’s only class of equity securities outstanding. Accordingly, our determination of most senior equity securities of a portfolio company takes into account a portfolio company’s issuance of more senior equity securities following our initial investment. It is possible that our portfolio companies may issue equity securities that are more senior to us if they decide to raise additional capital before an IPO.

The following table details certain information and other characteristics of our portfolio companies as of June 30, 2012.

Initial Keating Capital Investment Date	Portfolio Company	Portfolio Company Founding Year	Portfolio Company Status as of June 30, 2012	Portfolio Company Age at Initial Investment in Years (1)	Initial Investment / Purchase Transaction (2)	Lead or Participating Investor	Initial Keating Capital Participation Round	Number of Portfolio Company Financing Rounds Prior to Keating Capital Initial Investment	Portfolio Company’s Most Senior Equity Security (3)	Access to Portfolio Company Financial Information
Jan-10	NeoPhotonics Corporation	1996	Public Company	14	Direct Investment	Participating	Series X Preferred	3	Yes	Yes - Publicly Reporting
Jul-10	Livescribe, Inc.	2007	Private Company	3	Direct Investment	Participating	Series C Preferred	2	No	Yes Contractual Rights
Jul-10	Solazyme, Inc.	2003	Public Company	7	Direct Investment	Participating	Series D Preferred	3	Yes	Yes - Publicly Reporting
Oct-10	MBA Polymers, Inc.	1993	Private Company	17	Direct Investment	Participating	Series G Preferred	6	Yes	Yes - Contractual Rights
Feb-11	BrightSource Energy, Inc.	2006	Private Company	5	Direct Investment	Participating	Series E Preferred	4	Yes	Yes - Contractual Rights
Mar-11	Harvest Power, Inc.	2008	Private Company	3	Direct Investment	Participating	Series B Preferred	1	No	Yes - Contractual Rights
Mar-11	Suniva, Inc.	2007	Private Company	4	Direct Investment	Participating	Series D Preferred	3	Yes	Yes - Contractual Rights
Jun-11	Xtime, Inc.	1999	Private Company	12	Direct Investment	Lead	Series F Preferred	5	Yes	Yes - Contractual Rights
Jul-11	Corsair Components, Inc.	1994	Private Company - IPO Registration on File	17	Secondary Purchase	Lead	Common	None	Yes	Yes - Contractual Rights
Aug-11	Metabolon, Inc.	2000	Private Company	11	Direct Investment	Lead	Series D Preferred	3	Yes	Yes - Contractual Rights
Aug-11	Kabam, Inc.	2006	Private Company	5	Direct Investment	Participating	Series D Preferred	3	Yes	Yes - Contractual Rights
Sep-11	Tremor Video, Inc.	2005	Private Company	6	Direct Investment	Participating	Series F Preferred	5	Yes	Yes - Contractual Rights
Sep-11	TrueCar, Inc.	2005	Private Company	6	Direct Investment	Participating	Common	4	Yes	Yes - Contractual Rights
Dec-11	Agilyx Corporation	2004	Private Company	7	Direct Investment	Lead	Series C Preferred	2	Yes	Yes - Contractual Rights
Jan-12	Zoosk, Inc.	2007	Private Company	5	Direct Investment	Participating	Series E Preferred	4	Yes	Yes - Contractual Rights
Mar-12	LifeLock, Inc.	2005	Private Company	7	Direct Investment	Participating	Series E Preferred	4	Yes	Yes - Contractual Rights
Mar-12	SilkRoad, Inc.	2003	Private Company	9	Direct Investment	Participating	Series C Preferred	2	Yes	Yes - Contractual Rights
May-12	Glam Media, Inc.	2004	Private Company	8	Direct Investment	Lead	Series F Preferred	5	Yes	Yes - Contractual Rights
Jun-12	Stoke, Inc.	2004	Private Company	8	Secondary Purchase	Lead (5)	Common	5	No	Yes - Contractual Rights
Jun-12	Jumptap, Inc.	2005	Private Company	7	Direct Investment	Lead	Series G Preferred	6	Yes	Yes - Contractual Rights
	Average Age of Portfolio Company at Time of Keating Capital’s Initial Investment (in years)			8	Average Number of Portfolio Company Financing Rounds Prior to Keating Capital’s Initial Investment (4)			4

(1)	Reflects the age of each portfolio company (in years) at the time of Keating Capital’s initial investment.
(2)	Reflects the type of transaction in which Keating Capital acquired its initial investment in each portfolio company. A “direct investment” means an investment in equity securities issued directly by the portfolio company. A “secondary purchase” means an acquisition of equity securities from a portfolio company’s current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the portfolio company or its management is coordinating the transaction.
(3)	Keating Capital is considered to own a portfolio company’s most senior equity securities if: (i) the preferred equity securities which Keating Capital acquired in its initial investment represent the portfolio company’s most senior equity securities outstanding as of June 30, 2012, or (ii) the common equity securities owned by Keating Capital as of June 30, 2012 represent the portfolio company’s only class of equity securities outstanding. Accordingly, the determination of most senior equity securities of a portfolio company takes into account a portfolio company’s issuance of more senior equity securities following Keating Capital’s initial investment.
(4)	Average calculation excludes Corsair since it had not raised equity financing from institutional investors prior to Keating Capital’s initial investment.
(5)	Keating Capital was the sole investor.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. In some circumstances, these structural protections will apply only if the IPO price is below stated levels. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment. Of our investments in 18 private portfolio companies as of June 30, 2012, we have been provided some structural protection with respect to investments in ten of these portfolio companies.

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

As of June 30, 2012, the total value of our investments in our 20 portfolio companies was $64.4 million, and we had cash and cash equivalents of $11.3 million. On March 15, 2012, we filed a registration statement on Form N-2 for an equity offering of our common stock. On June 5, 2012, we filed a first amendment to the registration statement. Based on our current level of assets and any proceeds we raise from our equity offering, the targeted size of our individual portfolio company investments will be approximately $5 million, but we may invest more than this amount in certain opportunistic situations. We expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets at the time of investment. An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment. We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity. We currently expect to have a portfolio of approximately 25 companies, taking into account our current portfolio composition, our cash and cash equivalents currently available for investment, and the capital from any possible equity offering.

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

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States’ debt could result in increasing borrowing costs, a falling value of the dollar, less stable financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds. Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of June 30, 2012, accounted for 4.4% percent of our investment portfolio and 3.7% of our gross assets. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

In addition to the downgrade of the U.S. credit rating, on August 8, 2011, S&P downgraded the credit ratings of Fannie Mae, Freddie Mac, and other entities linked to long-term U.S. debt. As of June 30, 2012, our portfolio consisted of $10.7 million of money market funds that invest in U.S. Treasuries and other U.S. Government agency-backed securities. These money market funds could be adversely affected by these recent credit downgrades.

IPO Market Conditions and Developments

The number of U.S. IPOs in the second quarter of 2012 declined to 27, from 44 IPOs in the first quarter of 2012. Despite a relatively strong pricing of 17 IPOs in April 2012, IPO activity in the second quarter of 2012 stalled due to continued macroeconomic concerns and market volatility as well as investor uncertainty following the Facebook IPO in mid-May. Total IPO proceeds raised in the second quarter of 2012 amounted to $21.2 billion (including the $16 billion raised in the Facebook IPO). During the first half of 2012, 71 U.S. IPOs were completed and raised $26.9 billion in proceeds (including the Facebook IPO), compared to 85 companies completing IPOs in the first half of 2011 resulting in proceeds of $25.8 billion. A recent increase in IPO activity in July 2012 indicates that private companies may have greater access to the IPO market during the second half of 2012.

On April 5, 2012, the Jumpstart Our Business Start-ups Act (the “JOBS Act”), which was designed to make it easier for small businesses and emerging growth companies to raise capital and complete the IPO process, was signed into law. The JOBS Act amends the Securities Act and the Securities Exchange Act to add a new category of issuer, an “emerging growth company,” broadly defined as a company with less than $1 billion of annual gross revenue in the fiscal year prior to its IPO. For companies that qualify as “emerging growth companies,”, the JOBS Act provides exemptions from certain disclosure requirements and auditing and accounting rules that we believe discouraged many smaller companies from going public. For example, the JOBS Act amends Section 404 of the Sarbanes-Oxley Act to exempt emerging growth companies from the requirement to include an auditor’s statement attesting to management’s internal controls over financial reporting for up to five years. Among the changes implemented by the JOBS Act, we perceive the following potentially will have the most impact on the IPO market:

•	Reducing the number of years of audited financial statements that emerging growth companies are required to disclose in their registration statements from three years to two years;

•	Allowing emerging growth companies to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing;

•

Permitting emerging growth companies to communicate with Qualified Institutional Buyers (QIBs), institutions and accredited investors before or after the filing of a registration statement to determine whether these prospective investors might be interested in the offering;

•	Allowing investment banks to publish research reports on pending offerings, even while serving as an underwriter; and

•	Waiving conflict of interest and three-way communications rules involving research analysts, investment bankers, and an emerging growth company’s management.

We believe the reforms provided for in the JOBS Act have the potential to reduce many of the barriers to going public for emerging growth companies by making the process faster, easier and less costly. Many of the provisions of the JOBS Act affecting IPOs are subject to SEC rulemaking, and there are no assurances that the SEC will act in a timely fashion to implement such changes, or what additional requirements the rulemaking may impose on emerging growth companies. Also, the extent to which market practices regarding the conduct of IPOs will change as a result of the JOBS Act is unclear at this time.

Portfolio and Investment Activity

The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of June 30, 2012 and December 31, 2011, 81.0% and 45.0%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

Portfolio Composition

The following table details the composition of our portfolio company investments by security, at cost and value as of June 30, 2012.

			June 30, 2012
Portfolio Company	Investment Date	Investment Description	Shares/ Warrants	Cost (Per Share)	Cost	Value	Unrealized Appreciation (Depreciation)
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	Jan-10	Common Stock	160,000	$6.25	$1,000,000	$790,400	$(209,600)
Solazyme, Inc. (1)	Jul-10	Common Stock	47,927	8.86	424,403	666,185	241,782
	Q4 2011	Common Stock - Open Market Purchases	50,000	11.07	553,259	695,000	141,741
	Q1 2012	Common Stock - Open Market Purchases	50,000	10.55	527,500	695,000	167,500

Total - Publicly Traded Portfolio Companies					$2,505,162	$2,846,585	$341,423

Private Portfolio Companies That Have an IPO Registration on File:
Corsair Components, Inc. (2)	Jul-11	Common Stock	640,000	5.33	3,411,080	5,470,000	2,058,920
	Jul-11	Common Stock Warrants	160,000	3.68	589,000	130,000	(459,000)

Total - Private Portfolio Companies That Have an IPO Registration on File					$4,000,080	$5,600,000	$1,599,920

Private Portfolio Companies:
Livescribe, Inc.	Jul-10	Series C Convertible Preferred Stock	1,000,000	0.47	$471,295	$114,000	$(357,295)
	Jul-10	Series C Convertible Preferred Stock Warrants	125,000	0.23	29,205	382	(28,823)
	Jul-11	Series C-1 Convertible Preferred Stock	54,906	0.47	25,925	16,909	(9,016)
	Jul-11	Series C-1 Convertible Preferred Stock Warrants	6,863	0.23	1,556	562	(994)
	Nov-11	Series C-1 Convertible Preferred Stock	45,754	0.47	21,603	14,091	(7,512)
	Nov-11	Series C-1 Convertible Preferred Stock Warrants	5,719	0.23	1,297	468	(829)
	Jan-12	Series C-2 Convertible Preferred Stock (3)	184,353	0.10	18,435	17,000	(1,435)
	May-12	Series C-2 Convertible Preferred Stock (3)	184,353	0.10	18,436	17,000	(1,436)
MBA Polymers, Inc.	Oct-10	Series G Convertible Preferred Stock	1,100,000	1.00	1,100,000	1,232,000	132,000
	Feb-11	Series G Convertible Preferred Stock	900,000	1.00	900,000	1,008,000	108,000
BrightSource Energy, Inc.	Feb-11	Series E Convertible Preferred Stock	288,531	8.66	$2,500,006	$2,190,000	$(310,006)
Harvest Power, Inc.	Mar-11	Series B Convertible Preferred Stock	580,496	4.31	2,499,999	3,500,000	1,000,001
Suniva, Inc.	Mar-11	Series D Convertible Preferred Stock	197,942	12.63	2,500,007	1,510,000	(990,007)
Xtime, Inc.	Jun-11	Series F Convertible Preferred Stock	1,573,234	1.91	3,000,000	3,740,000	740,000
	Aug-11	Common Stock Warrants	22,581	—	—	9,040	9,040
Metabolon, Inc.	Aug-11	Series D Convertible Preferred Stock	2,229,021	1.79	4,000,000	4,000,000	—
Kabam, Inc.	Aug-11	Series D Convertible Preferred Stock	1,046,017	1.27	1,328,860	1,100,000	(228,860)
Tremor Video, Inc.	Sep-11	Series F Convertible Preferred Stock	642,994	6.22	4,000,001	4,000,001	—
TrueCar, Inc.	Sep-11	Common Stock	566,037	5.30	2,999,996	2,999,996	—
Agilyx Corporation	Dec-11	Series C Convertible Preferred Stock	1,092,956	3.66	4,000,000	4,000,000	—
Zoosk, Inc.	Jan-12	Series E Convertible Preferred Stock	715,171	4.19	2,999,999	2,999,999	—
LifeLock, Inc.	Mar-12	Series E Convertible Preferred Stock	634,711	7.68	4,875,000	4,875,000	—
	Mar-12	Series E Convertible Preferred Stock Warrants	158,678	0.79	125,000	125,000	—
SilkRoad, Inc.	Mar-12	Series C Convertible Preferred Stock	12,398,158	0.28	3,500,000	3,500,000	—
	May-12	Series C Convertible Preferred Stock	5,313,496	0.28	1,500,000	1,500,000	—
Glam Media, Inc.	May-12	Series F Convertible Preferred Stock	1,196,315	4.18	4,999,999	4,999,999	—
Stoke, Inc.	Jun-12	Common Stock	1,000,000	3.50	3,500,000	3,500,000	—
Jumptap, Inc.	Jun-12	Series G Convertible Preferred Stock	695,023	7.19	4,999,995	4,999,995	—

Total - Private Portfolio Companies					$55,916,614	$55,969,442	$52,828

Total - All Portfolio Companies					$62,421,856	$64,416,027	$1,994,171

(1)	We sold 65,000 shares of Solazyme common stock with an aggregate cost basis of $575,588 during the six months ended June 30, 2012.
(2)	Corsair Components, Inc. completed a 1-for-5 reverse stock split effective April 24, 2012. As a result of the reverse stock split, the Company now owns 640,000 shares of common stock and warrants to purchase 160,000 shares of common stock at an exercise price of $0.05 per share. Prior to the reverse stock split, the Company previously owned 3,200,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $0.01 per share.
(3)	Difference in cost basis and unrealized depreciation due to rounding.

See “Recent Developments” below for a description of the portfolio company investments we made from July 1, 2012 to August 10, 2012.

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

NeoPhotonics completed an IPO on February 2, 2011 at a price of $11.00 per share. NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN. Immediately prior to the IPO, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock. The shares of NeoPhotonics common stock we received upon conversion were subject to a 180-day lockup provision which expired in August 2011. At June 30, 2012, our common stock investment in NeoPhotonics was valued at $790,400 based on NeoPhotonics’ closing market price of $4.94 per share.

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

We sold 20,000 shares of Solazyme’s common stock for an aggregate sales price (net of commissions and selling expenses) of $310,034, or $15.50 per share in March 2012. During the three months ended June 30, 2012, we sold 45,000 shares of Solazyme’s common stock for an aggregate sales price (net of commissions and selling expenses) of $669,185, or $14.87 per share. At June 30, 2012, we continued to own 147,927 shares of Solazyme’s common stock which were valued at $2,056,185, based on Solazyme’s closing market price of $13.90 per share.

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

At June 30, 2012, our Series E convertible preferred stock investment in BrightSource was valued at $2,190,000 based upon a fair value determination made in good faith by our Board of Directors.

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

Corsair had previously filed a registration statement on Form S-1 on April 23, 2010 for an IPO of its common stock. Corsair filed amendments No. 10, 11 and 12 to its registration statement on April 26, 2012, May 4, 2012 and May 15, 2012, respectively. According to amendment No. 10, Corsair completed a 1-for-5 reverse stock split of its common stock effective April 24, 2012. On May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. For purposes of this quarterly report on Form 10-Q, with respect to our investment in the common stock and warrants of Corsair, the number of shares and warrants and exercise price of the warrants are reflected after giving effect to this reverse stock split unless otherwise indicated.

Shares of our Corsair common stock also have certain demand and piggyback registration rights. In the event of an IPO, any shares of common stock held by us following the IPO (i.e., any shares which we were unable to include for resale in the IPO) would be subject to a 180-day lockup period following the completion of the IPO.

Pursuant to the common stock and warrant purchase agreement governing the private purchase transaction with the Sellers, we purchased 640,000 shares of Corsair common stock at price of $6.25 per share and warrants to purchase 160,000 shares of common stock at a price of $0.0005 per share. The warrants were negotiated as a structural protection and grant us the right to purchase from the Sellers up to 160,000 shares of Corsair common stock at an exercise price of $0.05 per share. The warrants expire on the earlier of: (i) the consummation of an IPO by Corsair at an offering price of at least $12.50 per share of common stock, (ii) upon a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of at least $12.50 per share, or (iii) July 6, 2016. These warrants would entitle us to a structurally protected appreciation multiple of 2x our overall Corsair investment cost at the time of the IPO based on the IPO price, provided Corsair prices at its IPO at $10.00 per share or greater.

The warrants are exercisable only upon: (i) Corsair completing an IPO of its common stock at an offering price of less than $12.50 per share, (ii) a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of less than $12.50 per share, and (iii) if Corsair does not complete an IPO or sale prior to July 6, 2016, the warrants will be deemed to have been automatically exercised on such date. If the warrants become exercisable as a result of an IPO or sale of Corsair, the number of warrants will be proportionately decreased from 160,000 to the extent that the IPO price or net sale proceeds, as the case may be, exceeds $10.00 per share but is less than $12.50 per share, and the number of warrants will be reduced to zero if the IPO price or net sale proceeds, as the case may be, equals or exceeds $12.50 per share. Accordingly, if the warrants become exercisable as a result of an IPO or sale, we will be entitled to receive the full 160,000 warrants only if the IPO price or net sale proceeds, as the case may be, is $10.00 per share or less.

To estimate the fair value of warrants as of the initial investment date, the common stock and warrants were considered components of a portfolio of securities purchased for $4,000,080. However, since the number of common shares underlying the warrants is variable based on whether an IPO or sale of Corsair is greater than $12.50 per share in which case, the number of warrants is zero, or is $10.00 per share or less in which case the number of warrants is 160,000, the fair value of the warrants was derived using an option pricing model within the framework of a Monte Carlo numerical-based analysis, which takes into consideration the variability in the number of common shares underlying the warrants based on a range of IPO or sale prices for Corsair.

For financial reporting purposes, our investment in Corsair common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment. At June 30, 2012, our common stock investment in Corsair was valued at $5,470,000 based on a fair value determination made in good faith by our Board of Directors. At June 30, 2012, our common stock warrants in Corsair were valued at $130,000 based on a fair value determination made in good faith by our Board of Directors. On a combined basis, our investment in Corsair’s common stock and warrants has an aggregate cost of $4,000,080 and an aggregate fair value, as of June 30, 2012, of $5,600,000.

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

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model. At June 30, 2012, our Series C convertible preferred stock investment in Livescribe was valued at $114,000 based on a fair value determination made in good faith by our Board of Directors. At June 30, 2012, our Series C convertible preferred stock warrants in Livescribe were valued at $382 based on a fair value determination made in good faith by our Board of Directors.

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

For financial reporting purposes, our investment in Livescribe’s Series C-1 convertible preferred stock was assigned a cost of $47,528, and the warrants were assigned a cost of $2,853 based on the fair value of the warrants as of their respective investment dates calculated using the Black-Scholes option pricing model. At June 30, 2012, our Series C-1 convertible preferred stock investment in Livescribe was valued at $31,000 based on a fair value determination made in good faith by our Board of Directors. At June 30, 2012, our Series C-1 convertible preferred stock warrants in Livescribe were valued at $1,030 based on a fair value determination made in good faith by our Board of Directors.

On January 12, 2012, we made an investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of the first tranche closing which raised a total of $3.3 million from certain of Livescribe’s existing preferred stock investors. On May 10, 2012, we made an investment of $18,436 in the Series C-2 convertible preferred stock of Livescribe as part of the second tranche closing which raised a total of $3.3 million from certain of Livescribe’s existing preferred stock investors. As part of the Series C-2 convertible preferred stock financing, the conversion price for our shares of Series C and Series C-1 convertible preferred stock were reduced based on the anti-dilution rights of the holders of the Series C and Series C-1 convertible preferred stock. The holders of Series C-2 preferred stock have a liquidation preference that is senior to the liquidation preference of the holders of Series C and C-1 preferred stock. The liquidation preference of the Series C and C-1 preferred stock is pari passu. At June 30, 2012, our Series C-2 convertible preferred stock investment in Livescribe was valued at $34,000 based on a fair value determination made in good faith by our Board of Directors.

On a combined basis, our investment in Livescribe’s Series C and C-1 preferred stock and warrants and Series C-2 preferred stock has an aggregate cost of $587,752 and an aggregate fair value, as of June 30, 2012, of $180,412.

On July 24, 2012, we made an additional investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of a final closing of the Series C-2 round. The proceeds of the Series C-2 convertible preferred stock round are intended to provide additional working capital for Livescribe to continue its operations through 2012, although there are no assurances that Livescribe will have sufficient capital to operate through 2012. If we had not funded, or failed to commit to fund, our pro rata share of the Series C-2 round, our Series C convertible preferred stock would have been converted into common stock at an unfavorable rate compared to the existing conversion rate, and we would have lost any liquation preference or other rights and privileges otherwise applicable to our Series C preferred stock.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”). Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering. On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock. Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million. MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles. At June 30, 2012, our Series G convertible preferred stock investment in MBA Polymers was valued at $2,240,000 based upon a fair value determination made in good faith by our Board of Directors.

Harvest Power, Inc. On March 9, 2011, we completed a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”). Our investment in Harvest Power was part of a $66 million Series B preferred stock offering. Founded in 2008 and headquartered in Waltham, Massachusetts, Harvest Power acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy. On March 30, 2012, Harvest Power completed the $110 million initial closing of a Series C convertible preferred stock financing from new and existing investors. Harvest Power completed an additional closing of the Series C round for $15 million in July 2012. As a result of the Series C round, our investment in Harvest Power’s Series B preferred stock does not represent an investment in Harvest Power’s most senior equity securities. Further, as part of the Series C convertible preferred stock financing, the preferred dividends on our Series B convertible preferred stock were changed from a cumulative to a non-cumulative dividend. At June 30, 2012, our Series B convertible preferred stock investment in Harvest Power was valued at $3,500,000 based upon a fair value determination made in good faith by our Board of Directors.

Suniva, Inc. On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”). Our investment in Suniva was part of a $106 million Series D preferred stock offering. Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products. At June 30, 2012, our Series D convertible preferred stock investment in Suniva was valued at $1,510,000 based upon a fair value determination made in good faith by our Board of Directors.

Xtime, Inc. On June 14, 2011, we completed a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”). Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor. Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments. At June 30, 2012, our Series F convertible preferred stock investment in Xtime was valued at $3,740,000 based upon a fair value determination made in good faith by our Board of Directors.

In August 2011, Xtime completed the final closing of the $5 million Series F convertible preferred stock round. As part of the final closing, Xtime’s existing investors who invested more than their pro rata share in the Series F convertible preferred round (based on amounts they had invested in Xtime’s prior preferred stock rounds), received warrants to acquire shares of Xtime’s common stock at an exercise price of $0.01 per share. In order to preserve our post-money, fully diluted ownership interest in Xtime, we also received warrants to acquire 22,581 shares of Xtime common stock on the same terms as the warrants issued to existing investors. In the event Xtime completes a qualifying IPO, the number of warrants will be reduced by 50%. At June 30, 2012, our common stock warrants in Xtime were valued at $9,040 based on a fair value determination made in good faith by our Board of Directors.

Metabolon, Inc. On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”). Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor. Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells. Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer. At June 30, 2012, our Series D convertible preferred stock investment in Metabolon was valued at $4,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc. On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”). Our investment in Kabam was part of an $86 million Series D preferred stock offering. Founded in 2006 and headquartered in Redwood City, California, Kabam is a leader in the next wave of Internet-based social gaming by combining the immersion of massively multiplayer games with the connectivity and interaction of social games. At June 30, 2012, our Series D convertible preferred stock investment in Kabam was valued at $1,100,000 based upon a fair value determination made in good faith by our Board of Directors.

Tremor Video, Inc. On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”). Our investment in Tremor Video was part of a $37 million Series F preferred stock offering. Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to Fortune 1000 brand advertisers and top tier publishers of Web videos. At June 30, 2012, our Series F convertible preferred stock investment in Tremor Video was valued at $4,000,001 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc. On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”). Our investment in TrueCar was part of a $50 million common stock offering. Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment. Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle. At June 30, 2012, our common stock investment in TrueCar was valued at $2,999,996 based upon a fair value determination made in good faith by our Board of Directors.

Agilyx Corporation. On December 16, 2011, we completed a $4,000,000 investment in the Series C convertible preferred stock of Agilyx Corporation (“Agilyx”). Our investment in Agilyx was part of a $25 million Series C convertible preferred stock offering, in which we were the lead investor. Founded in 2004 and based in Beaverton, Oregon, Agilyx is an alternative energy company that economically converts difficult-to-recycle waste plastics into high value synthetic oil. At June 30, 2012, our Series C convertible preferred stock investment in Agilyx was valued at $4,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Zoosk, Inc. On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”). Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering. Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities which allow users to join, browse, and send a limited number of messages for free. Zoosk users can upgrade to a premium subscription for full access or purchase virtual currency to buy select features and virtual gifts. At June 30, 2012, our Series E convertible preferred stock investment in Zoosk was valued at $2,999,999 based upon a fair value determination made in good faith by our Board of Directors.

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

For financial reporting purposes, our investment in LifeLock’s Series E convertible preferred stock was assigned a cost of $4,875,000, and the warrants were assigned a cost of $125,000 based on the fair value of the warrants as of the initial investment date. At June 30, 2012, our Series E convertible preferred stock investment in LifeLock was valued at $4,875,000 based on a fair value determination made in good faith by our Board of Directors. At June 30, 2012, our Series E convertible preferred stock warrants in LifeLock were valued at $125,000 based on a fair value determination made in good faith by our Board of Directors.

SilkRoad, Inc. On March 28, 2012, we made a $3,500,000 investment in the initial closing of Series C convertible preferred stock of SilkRoad, Inc. f/k/a SilkRoad Technology Holdings, Inc. (“SilkRoad”). On May 9, 2012, we made an additional investment of $1,500,000 in a second closing of SilkRoad’s Series C convertible preferred stock financing. SilkRoad raised a total of $35 million in the Series C convertible preferred stock financing from new and existing investors in the initial and second closings. Effective July 17, 2012, SilkRoad changed its corporate name from SilkRoad Technology Holdings, Inc. to SilkRoad, Inc. and raised an additional $2.9 million in a third closing of the Series C round at the same price and on the same terms as our investment. Founded in 2003 and headquartered in Chicago, Illinois, SilkRoad is a global provider of cloud-based social talent management software, including tools for human resource management systems, recruiting, onboarding, learning, and performance management. SilkRoad’s comprehensive suite of human resource management solutions, the Life Suite, assists companies with managing the entire employee life cycle from pre-hire to retire. At June 30, 2012, our Series C convertible preferred stock investment in SilkRoad was valued at $5,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Glam Media, Inc. On May 25, 2012, we completed a $4,999,999 investment in the Series F convertible preferred stock of Glam Media, Inc. (“Glam Media”). Our investment in Glam Media was part of a $15 million Series F convertible preferred stock offering. Founded in 2004 and headquartered in Brisbane, California, Glam Media is an online media and social networking company focused on matching targeted audiences with targeted content through its properties in the lifestyle, entertainment, home, health and wellness, food and parenting categories. At June 30, 2012, our Series F convertible preferred stock investment in Glam Media was valued at $4,999,999 based upon a fair value determination made in good faith by our Board of Directors.

Stoke, Inc. On June 5, 2012, we completed a $3,500,000 investment in the common stock of Stoke, Inc. (“Stoke”). Our investment in Stoke was structured as a secondary purchase of shares of common stock from certain Stoke employees. Our secondary purchase was facilitated by Stoke. Since Stoke has shares of preferred stock outstanding, our common stock investment in Stoke does not represent an investment in Stoke’s most senior equity securities. Founded in 2004 and headquartered in Santa Clara, California, Stoke is a systems designer and equipment manufacturer for mobile communications infrastructure networks. Stoke’s hardware systems for 3G, 4G, and Wi-Fi mobile carrier networks are designed to improve speeds and make networks more secure. At June 30, 2012, our common stock investment in Stoke was valued at $3,500,000 based upon a fair value determination made in good faith by our Board of Directors.

Jumptap, Inc. On June 29, 2012, we completed a $4,999,995 investment in the Series G convertible preferred stock of Jumptap, Inc. (“Jumptap”). Our investment in Jumptap was part of a $27.5 million Series G convertible preferred stock offering. Founded in 2005 and headquartered in Cambridge, Massachusetts, Jumptap is a mobile advertising network and data platform that helps global brands to target, place and track advertising on mobile phones and tablets. At June 30, 2012, our Series G convertible preferred stock investment in Jumptap was valued at $4,999,995 based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Convertible Preferred Stock	$49,259,560	$49,333,994	76.59%	$26,347,696	$25,981,874	69.70%
Convertible Preferred Stock Warrants	157,058	126,412	0.20%	32,058	1,323	0.00%
Common Stock	9,911,076	11,969,996	18.58%	6,411,076	8,399,996	22.54%
Common Stock Warrants	589,000	139,040	0.21%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	2,505,162	2,846,585	4.42%	2,553,250	2,671,631	7.17%

Total	$62,421,856	$64,416,027	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by industry classification at cost and value as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$34,849,030	54.10%	$11,328,857	$11,338,013	30.42%
Cleantech	15,005,174	15,496,185	24.06%	15,053,262	15,438,843	41.42%
Technology	13,087,832	14,070,812	21.84%	9,550,961	10,497,124	28.16%

Total	$62,421,856	$64,416,027	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by geographic region of the United States at cost and value as of June 30, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2012			December 31, 2011
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$39,421,854	$41,406,031	64.28%	$22,933,073	$24,273,973	65.12%
Northeast	11,499,995	12,499,996	19.41%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,510,000	8.55%	6,500,007	6,500,007	17.44%
Midwest	5,000,000	5,000,000	7.76%	—	—	0.00%

Total	$62,421,856	$64,416,027	100.00%	$35,933,080	$37,273,980	100.00%

Portfolio Activity

The total value of our investments in 20 portfolio companies was $64.4 million at June 30, 2012, as compared to $37.3 million in 14 portfolio companies at December 31, 2011. During the three months ended June 30, 2012, we made investments totaling $13.5 million in three new private portfolio companies and approximately $1.5 million in two existing private portfolio companies. During the six months ended June 30, 2012, we made investments totaling $26.5 million in six new private portfolio companies, approximately $37,000 in an existing private portfolio company, and approximately $0.5 million in Solazyme, an existing publicly traded portfolio company.

The details of our portfolio company investments during the three months ended June 30, 2012 are set forth below:

•

We completed an additional $1,500,000 Series C convertible preferred stock investment in SilkRoad on May 9, 2012. We had previously made a $3,500,000 investment in the initial closing of this Series C convertible preferred stock financing on March 28, 2012.

•

As part of the second tranche closing of the Series C-2 convertible preferred stock of Livescribe, we made an additional investment of $18,436 in the Series C-2 convertible preferred stock financing on May 10, 2012.

•	We completed a $4,999,999 Series F convertible preferred stock investment in Glam Media on May 25, 2012.

•	We completed a $3,500,000 common stock investment in Stoke on June 5, 2012.

•	We completed a $4,999,995 Series G convertible preferred stock investment in Jumptap on June 29, 2012.

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

We also sold 25,000 shares of Solazyme’s common stock in June 2012 having an aggregate cost of $221,380, or $8.86 per share, for an aggregate sales price (net of commissions and selling expenses) of $350,192, or $14.01 per share. The shares of Solazyme’s common stock that we sold were acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a capital gain of $128,812 on our sale of these shares in June 2012, which represents a 1.6x return on our investment in these shares over our holding period of 24 months.

For a discussion of the changes in the unrealized appreciation (depreciation) on our portfolio company investments during the three months ended June 30, 2012, see “Results of Operations” below.

Portfolio Analysis

Our preferred and common stock, warrants, and equity interests are generally non-income producing. Except for the convertible preferred stock investment in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by the portfolio company’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by the portfolio company’s board of directors. During the six months ended June 30, 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power were changed from a cumulative to a non-cumulative dividend in connection with Harvest Power’s Series C round. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

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

As of June 30, 2012, our portfolio consisted entirely of equity securities. Our two publicly traded portfolio companies, NeoPhotonics and Solazyme, represented by value approximately 4.4% of our total portfolio company securities at June 30, 2012. One of our private portfolio companies, Corsair, was in registration with the SEC to complete an IPO, but announced on May 24, 2012 that it had postponed its IPO due to weak equity market conditions, and represented by value approximately 8.7% of our total portfolio company securities at June 30, 2012. On April 12, 2012, BrightSource withdrew its registration statement for an IPO.

The remaining 86.9% of our portfolio company securities by value at June 30, 2012 consisted of restricted securities in 17 private companies which have not completed IPO or have not publicly filed a registration statement for an IPO with the SEC. Over time, as we continue to make additional investments and as our initial investments make progress towards or complete an IPO, we expect our overall portfolio to be more evenly spread across different stages and our targeted timelines for each stage, such as readying for an IPO (first 12 months after our investment), completion of an IPO (at approximately after 18 months after our investment), and disposition of our investment following the post-IPO lockup period (typically, 36 months after our investment).

Publicly Traded Portfolio Companies. NeoPhotonics and Solazyme have completed IPOs and the lockup restrictions on our NeoPhotonics and Solazyme securities expired in August 2011 and November 2011, respectively.

NeoPhotonics priced its IPO and listed on the New York Stock Exchange on February 2, 2011, after an initial registration statement filing on April 15, 2010. Based on our investment date of January 25, 2010, NeoPhotonics filed its registration statement and completed its IPO within three months and 12 months, respectively, of our investment, compared to our targeted time frames of 12 months and 18 months. As of June 30, 2012, we own 160,000 shares of NeoPhotonics common stock at a cost basis of $6.25 per share. Based on NeoPhotonics’ IPO price of $11.00 per share, which represented a 1.8x unrealized appreciation based on the IPO price, we were slightly below our targeted 2x unrealized appreciation at the time of the IPO. Since the IPO, the price of NeoPhotonics shares have been volatile, with a closing market price of $4.94 as of June 30, 2012 which, compared to our cost of $6.25 per share, is below the targeted return we seek to achieve upon a sale of our investment. As of June 30, 2012, we have not sold any of our shares in NeoPhotonics, and this investment has been in our portfolio for 29 months, compared to our targeted 36-month overall holding period.

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

During the fourth quarter of 2011 and the first quarter of 2012, we purchased an aggregate 100,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $1,080,759, or $10.81 per share, including commissions. Our last purchase of Solazyme common stock in open market transactions occurred in January 2012. Although we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, we made additional investments in Solazyme through open market purchases to bring our overall investment in Solazyme closer to our targeted percentage of our gross assets per portfolio company investment. Our initial $1,000,000 private investment in Solazyme was limited due to the level of our gross assets at the time of the initial investment.

During the three months ended June 30, 2012, we sold 45,000 shares of Solazyme’s common stock at an average price of $14.87 per share (net of commissions and selling expenses) resulting in a realized gain of $270,701 which represents an average 1.7x return on our investment in these shares. During the six months ended June 30, 2012, we sold 65,000 shares of Solazyme’s common stock at an average price of $15.06 per share (net of commissions and selling expenses) resulting in a realized gain of $403,631, which represents an average 1.7x return on our investment in these shares. However, the price of Solazyme’s shares has since decreased, with a closing price of $13.90 as of June 30, 2012, which, compared to the cost basis of $8.86 per share on our original investment and an average cost basis of $10.81 per share on our open market purchases, is below the targeted return we seek to achieve upon a sale of our investment.

As of June 30, 2012, our original investment in Solazyme has been in our portfolio for 24 months, compared to our targeted 36-month overall holding period. Although we believe that Solazyme has been meeting most of its stated milestones, we believe the market price of this company reflects the inherent risks and uncertainties of the cleantech sector, and the inherent difficulties in evaluating early stage businesses where the achievement of significant revenue and earnings are usually many years in the future. Additionally, the cleantech industry as a whole has been adversely impacted by the recent bankruptcy filing by solar panel manufacturer Solyndra which had previously received a substantial U.S. government loan guarantee, the global uncertainty about continued government subsidies to support these emerging technologies, the continued challenges to find cost effective cleantech solutions, and what is perceived as a currently unfavorable market for cleantech IPOs.

There can be no assurances that we will be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies That Have an IPO Registration on File. Corsair is currently in registration with the SEC to complete its IPO. Corsair filed its initial registration statement with the SEC on April 23, 2010, prior to our investment on July 6, 2011. On April 26, 2012, Corsair filed amendment No. 10 to its registration statement, which set an estimated IPO price range of $12.00 to $14.00 per share. Based on our registration rights, we have been allocated 549,000 shares for resale in Corsair’s IPO, subject to standard provisions allowing Corsair and its underwriters to reduce or eliminate the number of our shares eligible to inclusion in the IPO. However, on May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. We can give no assurances that Corsair will complete an IPO, and even if completed, when it may be completed, at what price and under what terms, and whether any of our shares will be included for resale in the IPO. As of June 30, 2012, Corsair has been in our portfolio for 12 months, compared to our targeted 18 months to complete an IPO and our targeted 36-month holding period.

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

Private Portfolio Companies. As of June 30, 2012, we had investments in 17 private portfolio companies that have not publicly filed, or publicly announced the confidential filing of, a registration statement for an IPO. One of the provisions of the JOBS Act allows emerging growth companies to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing. Companies that make a confidential registration statement filing with the SEC may elect to publicly announce that they have made such confidential filing without disclosing the content of such filing. Our private portfolio company investments consist of convertible preferred stock, common stock, and warrants to purchase preferred stock and common stock. As of June 30, 2012, these private portfolio company investments had an aggregate cost of $55.9 million and an aggregate value of $56.0 million, resulting in net unrealized appreciation of $52,828.

Our initial investments in two of these private portfolio companies, Livescribe and MBA Polymers, were made in 2010. As of June 30, 2012, these initial investments in Livescribe and MBA Polymers have been in our portfolio for 24 and 21 months, respectively. Both of these investments are beyond our targeted 12-month period to file a registration statement and our targeted 18-month time frame to complete an IPO.

We also have investments in three private portfolio companies, BrightSource, Harvest Power and Suniva, which were each acquired in the first quarter of 2011 and, as of June 30, 2012, have been in our portfolio for 16, 16 and 15 months, respectively. Each of these investments is now beyond our targeted 12-month period to file a registration statement, and we do not expect these private portfolio companies to complete an IPO within our targeted 18-month time frame following our initial investment.

One of our private portfolio companies, Xtime, was acquired in the second quarter of 2011 and, as of June 30, 2012, has been in our portfolio beyond our targeted 12-month period to file a registration statement. We do not expect Xtime to complete an IPO within our targeted 18-month time frame following our initial investment.

Holding Periods. As of June 30, 2012, the average holding period for our portfolio company investments is set forth alongside our targeted holding periods by stage in the chart below.

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

Structural Protections. Of our investments in 18 private portfolio companies as of June 30, 2012, we have been provided some structural protection with respect to investments in ten of these portfolio companies. These structural protections include conversion rights upon an IPO which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. Our structural protection in these ten investments can be summarized as follows:

•

Five of these portfolio companies (with an aggregate cost of $21.5 million and aggregate fair value of $21.2 million, respectively, as of June 30, 2012) have structural protections that would, in the event of an IPO, entitle us to receive shares of common stock with a weighted-average aggregate value, at the time of issuance, of 1.53x our investment cost. We refer to this multiple as our structurally protected appreciation multiple.

•

Five of these portfolio companies (with an aggregate cost of $18.0 million and an aggregate fair value of $20.6 million as of June 30, 2012) have a structurally protected appreciation multiple of 2.0x our investment cost upon an IPO.

As of June 30, 2012, our structurally protected appreciation on these investments would, if each of these ten portfolio companies completed an IPO, result in an increase in our unrealized appreciation of $27.0 million at the time of the IPO.

Portfolio Companies with Structurally Protected Appreciation at IPO:	Number of Portfolio Companies	Weighted-Average Structurally Protected Appreciation Multiple at IPO	Cost of Investment as of June 30, 2012 (in millions)	Fair Value of Investment as of June 30, 2012 (in millions)	Potential Increase in Unrealized Appreciation Based on Structural Protections at IPO as of June 30, 2012 (in millions)
Equal to or greater than 1.25x but less than 2.0x (1)	5	1.53x	$21.5	$21.2	$11.6
Equal to 2.0x	5	2.00x	$18.0	$20.6	$15.4
Total	10	1.74x	$39.5	$41.8	$27.0

(1)

Our investments in three of the five portfolio companies in this category provide for an increase in the structurally protected appreciation multiple up to 2.0x our investment cost if the portfolio company fails to complete an IPO within certain time frames. The above table reflects the structurally protected appreciation multiple in effect as of June 30, 2012 for these three portfolio companies.

The structurally protected appreciation is calculated assuming each portfolio company completes an IPO. Further, the structurally protected appreciation is not impacted by the IPO price, since the structural protections are designed to derive such appreciation at any IPO price at the time of the IPO. The only exception is the structural protection provided in the Corsair common stock investment where the structurally protected appreciation of 2.0x of our investment cost begins to decline as the Corsair IPO price falls below $10.00 per share. In each of the ten portfolio company investments that have structural protections, it is possible for us to achieve an unrealized appreciation at IPO in excess of the structurally protected appreciation amount where the portfolio company’s IPO price exceeds a threshold amount.

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

Of the ten portfolio companies that have structurally protected appreciation at the time of an IPO, five of these portfolio companies, as of June 30, 2012, provide us with a senior right and preference upon the portfolio company’s sale or liquidation to receive a distribution of the portfolio company’s assets (after payment of liabilities) equal to 1.7x to 2.0x our investment cost. Our ability to realize the structurally protected appreciation at the time of a sale or liquidation of the portfolio company will depend on a number of factors including each portfolio company’s completion of a sale or liquidation, the realization of sales or liquidation proceeds (after payment of liabilities) sufficient to pay our senior preference amount, any adjustment to our preference amount that may be negotiated prior to any sale or liquidation, and the possible subsequent issuance of more senior securities that may make our preference rights subordinate to the preference rights of senior security holders. Upon a sale or liquidation of these portfolio companies, we also retain the right to convert our shares of preferred stock to common if, upon conversion, the amount we would receive on our common stock is greater than our preference amount. In addition to these five portfolio companies, we also have structurally protected appreciation with respect to a sale of Corsair which would entitle us to receive 2.0x our investment cost in such sale; provided, however, that our 2.0x structurally protected appreciation multiple begins to decline if the Corsair sale price falls below $10.00 per share.

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

Set forth below are the results of operations for the three and six months ended June 30, 2012 and 2011.

Comparison of Three Months ended June 30, 2012 and 2011

Investment Income. For the three months ended June 30, 2012 and 2011, we earned interest and dividend income from certificates of deposit and money market investments of $1,098 and $19,187, respectively, a decrease of $18,089 compared to the prior period. No other investment income was recorded during the three months ended June 30, 2012 and 2011.

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

Operating Expenses. Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See “Investment Advisory and Administrative Services Agreement” below. We bear all other expenses of our operations and transactions, including, without limitation:

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

Operating expenses for the three months ended June 30, 2012 and 2011 were $909,766 and $1,142,942, respectively, a decrease of $233,176 compared to the prior period. A summary of the items comprising the decrease in our operating expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is set forth in the table below.

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase / (Decrease)
Operating Expenses
Base management fees	$384,404	$232,731	$151,673
Incentive fees	(9,709)	136,937	(146,646)
Administrative expenses allocated from investment adviser	155,246	113,773	41,473
Legal and professional fees	150,371	108,630	41,741
Directors’ fees	40,000	33,750	6,250
Stock transfer agent fees	21,061	66,155	(45,094)
Printing and fulfillment expenses	32,455	79,619	(47,164)
Postage and delivery expenses	31,425	82,272	(50,847)
Stock issuance expenses	—	58,298	(58,298)
Travel and entertainment expenses	18,194	136,425	(118,231)
General and administrative expenses	86,319	94,352	(8,033)

Total Operating Expenses	$909,766	$1,142,942	$(233,176)

The increase of $151,673 in base management fees for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was the result of an increase in our gross assets on which the base management fee is calculated. The increase in our gross assets was primarily the result of the net proceeds received during 2011 from the sale of common stock in our continuous public offering, which concluded on June 30, 2011.

The decrease of $146,646 in incentive fees for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was the result of $319,247 in unrealized depreciation offset by $270,701 of realized capital gains on our portfolio company investments during the three months ended June 30, 2012, compared to $684,683 of unrealized appreciation on our portfolio company investments during the three months ended June 30, 2011. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $41,473 in administrative expenses allocated from our investment adviser for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $41,741 in legal and professional fees for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily the result of: (i) an increase in valuation services fees of $32,144 associated with the increase in our portfolio company investments since the quarter ended June 30, 2011, and (ii) an increase of $18,750 in fees paid to public relations firms driven by our focus on building and enhancing our stockholder communications, investor relations and brand marketing programs. The increase in legal and professional fees for the three months ended June 30, 2012 were partially offset by decreases in fees incurred for outside legal counsel of $7,159 and other consulting fees of $2,950.

The increase of $6,250 in directors’ fees for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was the result of (i) an increase in the number of independent directors from three to four, and (ii) increases in annual fees paid to independent directors.

The decreases of: (i) $45,094 in stock transfer agent fees, (ii) $47,164 in printing and fulfillment expenses, and (iii) $50,847 in postage and delivery expenses during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 were primarily the result of higher transfer agents fees prior to the listing of our common stock on Nasdaq in December 2011 and increased printing and production volume and related mailing of investor and marketing materials during the three months ended June 30, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The decrease of $58,298 in stock issuance expenses during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was the result of the conclusion of our continuous public offering on June 30, 2011.

The decrease of $118,231 in travel and entertainment expenses during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily the result of increased travel and travel-related expenses related to investor conferences and meetings during the three months ended June 30, 2011 associated with our continuous public offering, which concluded June 30, 2011.

The decrease of $8,033 in general and administrative expenses during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily the result of decreases in marketing and advertising expenses and bank service charges, partially offset by increases in database and information services subscription expenses, regulatory fees, insurance expenses, and investor relations costs.

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

Our operating expenses (excluding base management fees, incentive fees and stock issuance costs) for the three months ended June 30, 2012 and 2011 were $535,071 and $714,976, respectively, a decrease of $179,905. This decrease was primarily related to a decrease in various operating expenses related to our continuous public offering, which concluded on June 30, 2011. We expect our operating expenses (excluding base management fees, incentive fees and stock issuance costs) to range from $500,000 to $625,000 each quarter through the end of 2013; however, such expenses are expected to increase to about $750,000 each quarter if we are successful in completing an equity offering. We do not expect to incur significant incremental operating expenses (excluding base management fees, incentive fees and stock issuance costs) as our capital base increases from $100 million to $250 million. Accordingly, based on our current level of assets and any proceeds we raise from future equity offerings, we would expect our annualized operating expense ratio to decline as we raise more capital since the rate of increase in total operating expenses (including base management fees) should be less than the rate of increase in our net assets as a result of an equity offering.

Net Investment Loss. Net investment loss for the three months ended June 30, 2012 and 2011 were $908,668 and $1,123,755, respectively. The decrease of $215,087 in net investment loss for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is attributable to a decrease in our operating expenses of $233,176, partially offset by a decrease in our interest and dividend income of $18,089.

Basic and diluted net investment loss per common share was $0.10 for the three months ended June 30, 2012 compared to basic and diluted net investment loss per common share of $0.20 for the three months ended June 30, 2011.

Realized Gains on Investments. For the three months ended June 30, 2012 and 2011, realized gains on investments totaled $270,701 and $0, respectively. During the three months ended June 30, 2012, we sold 45,000 shares of Solazyme’s common stock having an aggregate cost of $398,484 for an aggregate sales price (net of commissions and selling expenses) of $669,185. The shares of Solazyme’s common stock that we sold were specifically identified as the shares we acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a capital gain of $270,701 on our sale of these shares in the three months ended June 30, 2012. During the three months ended June 30, 2011, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no realized gains during the three months ended June 30, 2011.

Net Change in Unrealized Appreciation (Depreciation) on Investments. For the three months ended June 30, 2012 and 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(319,247) and $684,683, respectively.

The following table summarizes the cost and value of our portfolio company investments as of June 30, 2012 and March 31, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation (depreciation) on investments of $(319,247) for the three months ended June 30, 2012.

	June 30, 2012			March 31, 2012
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)
Private Portfolio Companies:
Livescribe, Inc.	$587,752	$180,412	$(407,340)	$569,316	$187,988	$(381,328)	$(26,012)
MBA Polymers, Inc.	2,000,000	2,240,000	240,000	2,000,000	2,000,000	—	240,000
BrightSource Energy, Inc.	2,500,006	2,190,000	(310,006)	2,500,006	2,500,006	—	(310,006)
Harvest Power, Inc.	2,499,999	3,500,000	1,000,001	2,499,999	3,500,000	1,000,001	—
Suniva, Inc.	2,500,007	1,510,000	(990,007)	2,500,007	1,900,000	(600,007)	(390,000)
Xtime, Inc.	3,000,000	3,749,040	749,040	3,000,000	3,009,156	9,156	739,884
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)
Metabolon, Inc.	4,000,000	4,000,000	—	4,000,000	4,000,000	—	—
Kabam, Inc.	1,328,860	1,100,000	(228,860)	1,328,860	1,328,860	—	(228,860)
Tremor Video, Inc.	4,000,001	4,000,001	—	4,000,001	4,000,001	—	—
TrueCar, Inc.	2,999,996	2,999,996	—	2,999,996	2,999,996	—	—
Agilyx Corporation	4,000,000	4,000,000	—	4,000,000	4,000,000	—	—
Zoosk, Inc.	2,999,999	2,999,999	—	2,999,999	2,999,999	—	—
LifeLock, Inc.	5,000,000	5,000,000	—	5,000,000	5,000,000	—	—
SilkRoad, Inc.	5,000,000	5,000,000	—	3,500,000	3,500,000	—	—
Glam Media, Inc.	4,999,999	4,999,999	—	—	—	—	—
Stoke, Inc.	3,500,000	3,500,000	—	—	—	—	—
Jumptap, Inc.	4,999,995	4,999,995	—	—	—	—	—
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	1,000,000	790,400	(209,600)	1,000,000	756,800	(243,200)	33,600
Solazyme, Inc.	1,505,162	2,056,185	551,023	1,903,646	2,822,522	918,876	(367,853)

Total	$62,421,856	$64,416,027	$1,994,171	$47,801,910	$50,115,328	$2,313,418	$(319,247)

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the three months ended June 30, 2012 reflects the change in market prices for these portfolio companies, and we will continue to be subject to market fluctuations in the prices of our publicly traded securities. The change in unrealized appreciation (depreciation) on certain of our private portfolio company investments during the three months ended June 30, 2012 is primarily attributable to one or more of the following reasons:

•	A significant change in the portfolio company’s financial condition.

•

A reduction in our weighting of the precedent transaction value since such value may no longer represent the best indicator of fair value within a range of fair values developed from the various valuation approaches and methods used. Precedent transactions may include the transaction in which we acquired our portfolio company interests, as well as subsequent transactions in the equity of the portfolio company, in which we may or may not have participated. In assessing whether the precedent transaction continues to represent the best indicator, or an indicator, of fair value at valuation dates subsequent to the date of the precedent transaction, we typically will consider the recency of the precedent transaction, along with significant changes in portfolio company’s business performance and financial condition and other significant events or conditions occurring subsequent to the date of the precedent transaction.

•	A change in the market multiples of the selected comparable public companies used to value a portfolio company under the market approach.

•	An adjustment to the discount for lack of marketability due to a significant change in the time frame in which the portfolio company expects to pursue or complete an IPO or sale.

Specifically, the appreciation in the fair value of our investment in Xtime during the three months ended June 30, 2012 was primarily the result of: (i) an increase in the market multiples of the selected comparable public companies since the date of our investment, (ii) a reduction in our weighting of the precedent transaction value based on the length of time which has transpired since the closing of the Series F round in which we participated, and (iii) an increase in our weightings in favor of values derived under the comparable public company and discounted cash flow methods.

The net change in unrealized appreciation (depreciation) on investments of $684,683 for the three months ended June 30, 2011 was comprised of: (i) an increase of $632,640 in unrealized depreciation on our common stock investment in NeoPhotonics, (ii) an increase of $1,335,009 in unrealized appreciation on our common stock investment in Solazyme, (iii) an increase of $15,000 in unrealized depreciation on our preferred stock investment in Livescribe, and (iv) an increase of $2,686 in unrealized depreciation on our preferred stock warrant investment in Livescribe. The primary factor driving the net change in unrealized appreciation (depreciation) on our portfolio company investments during the three months ended June 30, 2011 was a change in market prices for our publicly traded portfolio companies.

Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the value currently reflected in our financial statements, and this difference could be material.

Net Decrease in Net Assets Resulting From Operations and Per Share Information. The net decrease in our net assets resulting from operations for the three months ended June 30, 2012 was $957,214, which included $270,701 in realized gains and $319,247 in net unrealized depreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the three months ended June 30, 2011 of $439,072, which included $684,683 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net decrease in net assets per common share was $0.10 for the three months ended June 30, 2012, compared to basic and diluted net decrease in net assets per common share of $0.08 per common share for the three months ended June 30, 2011.

Comparison of Six Months ended June 30, 2012 and 2011

Investment Income. For the six months ended June 30, 2012 and 2011, we earned interest and dividend income from certificates of deposit and money market investments of $2,840 and $43,278, respectively, a decrease of $40,438 compared to the prior period. No other investment income was recorded during the six months ended June 30, 2012 and 2011.

Operating Expenses. Operating expenses for the six months ended June 30, 2012 and 2011 were $2,113,128 and $2,026,311, respectively, an increase of $86,817 compared to the prior period. A summary of the items comprising the increase in our operating expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is set forth in the table below.

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase / (Decrease)
Operating Expenses
Base management fees	$768,066	$375,368	$392,698
Incentive fees	211,381	152,520	58,861
Administrative expenses allocated from investment adviser	319,273	233,506	85,767
Legal and professional fees	402,252	267,798	134,454
Directors’ fees	80,000	59,000	21,000
Stock transfer agent fees	29,166	122,660	(93,494)
Printing and fulfillment expenses	65,446	129,139	(63,693)
Postage and delivery expenses	44,482	129,495	(85,013)
Stock issuance expenses	—	112,763	(112,763)
Travel and entertainment expenses	44,621	284,439	(239,818)
General and administrative expenses	148,441	159,623	(11,182)

Total Operating Expenses	$2,113,128	$2,026,311	$86,817

The increase of $392,698 in base management fees for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was the result of an increase in our gross assets on which the base management fee is calculated. The increase in our gross assets was primarily the result of the net proceeds received during 2011 from the sale of common stock in our continuous public offering, which concluded on June 30, 2011.

The increase of $58,861 in incentive fees for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was the result of $653,271 in unrealized appreciation and $403,631 of realized capital gains on our portfolio company investments during the six months ended June 30, 2012, compared to $762,598 of unrealized appreciation on our portfolio company investments during the six months ended June 30, 2011. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $85,767 in administrative expenses allocated from our investment adviser for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $134,454 in legal and professional fees for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily the result of: (i) an increase in audit and tax fees of $69,121 associated with the increase in our portfolio company investments since the quarter ended June 30, 2011, (ii) an increase of $45,848 in fees paid to public relations firms driven by our focus on building and enhancing our stockholder communications, investor relations and brand marketing programs, and (iii) an increase in valuation services of $21,639 associated with the increase in our portfolio company investments since the quarter ended June 30, 2011. The increase in legal and professional fees for the six months ended June 30, 2012 was partially offset by a decrease in other consulting fees of $5,575.

The increase of $21,000 in directors’ fees for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was the result of (i) an increase in the number of independent directors from three to four, and (ii) increases in annual fees paid to independent directors.

The decreases of: (i) $93,494 in stock transfer agent fees, (ii) $63,693 in printing and fulfillment expenses, and (iii) $85,013 in postage and delivery expenses during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 were primarily the result of higher transfer agents fees prior to the listing of our common stock on Nasdaq in December 2011 and increased printing and production volume and related mailing of investor and marketing materials during the six months ended June 30, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The decrease of $112,763 in stock issuance expenses during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was the result of the conclusion of our continuous public offering on June 30, 2011.

The decrease of $239,818 in travel and entertainment expenses during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily the result of increased travel and travel-related expenses related to investor conferences and meetings during the six months ended June 30, 2011 associated with our continuous public offering, which concluded June 30, 2011.

The decrease of $11,182 in general and administrative expenses during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily the result of decreases in marketing and advertising expenses and bank service charges, partially offset by increases in database and information services subscription expenses, regulatory fees, and insurance expenses.

Net Investment Loss. Net investment loss for the six months ended June 30, 2012 and 2011 were $2,110,288 and $1,983,033, respectively. The increase of $127,255 in net investment loss for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is attributable to an increase in our operating expenses of $86,817, along with a decrease in our interest and dividend income of $40,438.

Basic and diluted net investment loss per common share was $0.23 for the six months ended June 30, 2012 compared to basic and diluted net investment loss per common share of $0.43 for the six months ended June 30, 2011.

Realized Gains on Investments. For the six months ended June 30, 2012 and 2011, realized gains on investments totaled $403,631 and $0, respectively. During the six months ended June 30, 2012, we sold 65,000 shares of Solazyme’s common stock having an aggregate cost of $575,588 for an aggregate sales price (net of commissions and selling expenses) of $979,219. The shares of Solazyme’s common stock that we sold were specifically identified as the shares we acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a capital gain of $403,631 on our sale of these shares in the six months ended June 30, 2012. During the six months ended June 30, 2011, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no realized gains during the six months ended June 30, 2011.

Net Change in Unrealized Appreciation (Depreciation) on Investments. For the six months ended June 30, 2012 and 2011, the net change in unrealized appreciation (depreciation) on investments totaled $653,271 and $762,598, respectively.

The following table summarizes the cost and value of our portfolio company investments as of June 30, 2012 and December 31, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation (depreciation) on investments of $653,271 for the six months ended June 30, 2012.

	June 30, 2012			December 31, 2011
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)
Private Portfolio Companies:
Livescribe, Inc.	$587,752	$180,412	$(407,340)	$550,881	$154,324	$(396,557)	$(10,783)
MBA Polymers, Inc.	2,000,000	2,240,000	240,000	2,000,000	2,000,000	—	240,000
BrightSource Energy, Inc.	2,500,006	2,190,000	(310,006)	2,500,006	2,500,006	—	(310,006)
Harvest Power, Inc.	2,499,999	3,500,000	1,000,001	2,499,999	2,499,999	—	1,000,001
Suniva, Inc.	2,500,007	1,510,000	(990,007)	2,500,007	2,500,007	—	(990,007)
Xtime, Inc.	3,000,000	3,749,040	749,040	3,000,000	3,009,156	9,156	739,884
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)
Metabolon, Inc.	4,000,000	4,000,000	—	4,000,000	4,000,000	—	—
Kabam, Inc.	1,328,860	1,100,000	(228,860)	1,328,860	1,328,860	—	(228,860)
Tremor Video, Inc.	4,000,001	4,000,001	—	4,000,001	4,000,001	—	—
TrueCar, Inc.	2,999,996	2,999,996	—	2,999,996	2,999,996	—	—
Agilyx Corporation	4,000,000	4,000,000	—	4,000,000	4,000,000	—	—
Zoosk, Inc.	2,999,999	2,999,999	—	—	—	—	—
LifeLock, Inc.	5,000,000	5,000,000	—	—	—	—	—
SilkRoad, Inc.	5,000,000	5,000,000	—	—	—	—	—
Glam Media, Inc.	4,999,999	4,999,999	—	—	—	—	—
Stoke, Inc.	3,500,000	3,500,000	—	—	—	—	—
Jumptap, Inc.	4,999,995	4,999,995	—	—	—	—	—
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	1,000,000	790,400	(209,600)	1,000,000	732,800	(267,200)	57,600
Solazyme, Inc.	1,505,162	2,056,185	551,023	1,553,250	1,938,831	385,581	165,442

Total	$62,421,856	$64,416,027	$1,994,171	$35,933,080	$37,273,980	$1,340,900	$653,271

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the six months ended June 30, 2012 reflects the change in market prices for these portfolio companies, and we will continue to be subject to market fluctuations in the prices of our publicly traded securities. The change in unrealized appreciation (depreciation) on certain of our private portfolio company investments during the six months ended June 30, 2012 is primarily attributable to one or more of the following reasons:

•

A significant change in the portfolio company’s financial condition or operating performance compared to projections, and any significant changes to the portfolio company’s budget relative to previous projections.

•

A reduction in our weighting of the precedent transaction value since such value may no longer represent the best indicator of fair value within a range of fair values developed from the various valuation approaches and methods used.

•

The establishment of a new precedent transaction value based on a more recent transaction involving the portfolio company’s equity securities, whether or not we participated in such transaction, taking into account the price, rights, preferences and limitations of the equity securities.

•	A change in the market multiples of the selected comparable public companies used to value a portfolio company.

•	An adjustment to the discount for lack of marketability due to a significant change in the time frame in which the portfolio company expects to pursue or complete an IPO or sale.

Specifically, the appreciation in the fair value of our investment in Harvest Power during the six months ended June 30, 2012 was primarily the result of the increase in Harvest Power’s equity value as implied by the Series C convertible preferred stock financing, which was initially closed in March 2012 with an additional closing in July 2012. The depreciation in the fair value of our investment in Suniva was primarily the result of a deterioration in Suniva’s operating performance compared to projections, reductions in the 2012 budget relative to previous projections, reductions in the relevant multiples of comparable public companies since the date of our investment, and changes in Suniva’s financial condition during the six months ended June 30, 2012

The net change in unrealized appreciation (depreciation) on investments of $762,598 for the six months ended June 30, 2011 was comprised of: (i) an increase of $554,000 in unrealized depreciation on our common stock investment in NeoPhotonics, (ii) an increase of $1,335,009 in unrealized appreciation on our common stock investment in Solazyme, (iii) an increase of $15,000 in unrealized depreciation on our preferred stock investment in Livescribe, and (iv) an increase of $3,411 in unrealized depreciation on our preferred stock warrant investment in Livescribe. The primary factor driving the net change in unrealized appreciation (depreciation) on our portfolio company investments during the six months ended June 30, 2011 was a change in market prices for our publicly traded portfolio companies.

Net Decrease in Net Assets Resulting From Operations and Per Share Information. The net decrease in our net assets resulting from operations for the six months ended June 30, 2012 was $1,053,386, which included $403,631 in realized gains and $653,271 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the six months ended June 30, 2011 of $1,220,435, which included $762,598 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net decrease in net assets per common share was $0.11 for the six months ended June 30, 2012, compared to basic and diluted net decrease in net assets per common share of $0.26 per common share for the six months ended June 30, 2011.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $10,993,880. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. The investment income we generate from these money market funds is not expected to be significant. Cash needed to fund our near-term operating expenses is held in a bank depository account.

As of June 30, 2012, we were fully invested based on our currently available funds. We intend to retain our remaining cash and cash equivalents to fund our future operating expenses. We intend to access the capital markets from time to time in the future to raise cash to fund new investments. We expect to have a portfolio of approximately 25 companies, taking into account our current portfolio composition and the capital from any possible equity offering. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any. We expect to deploy the proceeds from any equity offering within six to 12 months after the completion of any offering.

As of June 30, 2012, we had no indebtedness and total accounts payable and accrued expenses of $986,840, including amounts owed to our investment adviser. As of June 30, 2012, amounts owed to our investment adviser consist of $126,631 of base management fees, $48,551 of administrative expenses, and $479,561 of accrued incentive fees related to net unrealized appreciation and realized gain on our investments as of June 30, 2012. See “Investment Advisory and Administrative Services Agreement” below.

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

On March 15, 2012, we filed a registration statement on Form N-2 for an equity offering of our common stock. On June 5, 2012, we filed our first amendment to the registration statement. For the three and six months ended June 30, 2012, we incurred $166,638 and $241,515, respectively, in offering expenses associated with the equity offering, including the preparation of the registration statement filed in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if we do not complete the equity offering.

At our 2012 Annual Meeting of Stockholders, our stockholders approved a proposal to issue up to 50% of our outstanding common stock at a price (after reduction for commissions and discounts) below our net asset value per share at the time of such issuance. Our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share (offering price to public before commissions and discounts) which represents a discount to the then current net asset value per share of more than 15%. This authorization will expire on the earlier of June 1, 2013 or the date of our 2013 Annual Meeting of Stockholders. In order to sell shares pursuant to this authorization, we cannot sell or issue shares of our common stock at a price below our net asset value per share at the time unless our Board of Directors determines that such sale or issuance would be in our and our stockholders’ best interests. Sales of our common stock at a price below our net asset value per share will dilute the interests of existing stockholders, have the effect of reducing our net asset value per share, and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. Our stock repurchase program will expire on November 8, 2012, unless extended by our Board of Directors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended June 30, 2012, we repurchased 38,988 shares of our common stock at an average price of $7.11 per share, including commission, with a total cost of $277,198. Our net asset value per share increased by less than $0.01 per share as a result of the share repurchases during the six months ended June 30, 2012. The 38,988 shares of common stock repurchased under our stock repurchase program have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of June 30, 2012.

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

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define for this purpose as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts. Our Board of Directors currently intends to declare distributions (if any) at least annually, at the end of each year. Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders. Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors intends to distribute to our stockholders in the fourth quarter of this year the net realized capital gains (if any) from any dispositions of our shares in NeoPhotonics and Solazyme.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. We recorded Base Fees of $384,404 and $232,731 for the three months ended June 30, 2012 and 2011, respectively. We recorded Base Fees of $768,066 and $375,368 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, Base Fees payable to the investment adviser were $126,631 and $130,969, respectively.

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

During the three months ended June 30, 2012, we recorded a reduction in incentive fee expense of $9,709 resulting from: (i) a decrease in net unrealized appreciation on our portfolio company investments of $319,247 during such period, and (ii) an increase in our cumulative net realized capital gains of $270,701 during such period. For the three months ended June 30, 2011, we recorded an increase in incentive fee expense of $136,937 resulting from an increase in net unrealized appreciation on our portfolio company investments of $684,683 during such period.

During the six months ended June 30, 2012, we recorded an increase in incentive fee expense of $211,381 resulting from: (i) an increase in net unrealized appreciation of $653,271 on our portfolio company investments during such period, and (ii) an increase in our cumulative net realized capital gains of $403,631 during such period. For the six months ended June 30, 2011, we recorded an increase in incentive fee expense of $152,520 resulting from an increase in net unrealized appreciation on our portfolio company investments of $762,598 during such period.

As of June 30, 2012 and December 31, 2011, we had accrued incentive fees payable to the investment adviser in the amounts of $479,561 and $268,180, respectively. The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below our investment cost and incentive fees previously paid. Accordingly, the accrued incentive fee of $398,835 as of June 30, 2012 related to net unrealized appreciation of $1,994,171 as of June 30, 2012 may differ from the actual incentive fee that may be paid to the investment adviser depending on whether we are ultimately able to dispose of our portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of June 30, 2012. Further, the accrued incentive fee of $80,726 as of June 30, 2012 related to the cumulative net realized capital gain of $403,631 as of June 30, 2012 may differ from the actual incentive fee paid to the investment adviser depending on the performance of our portfolio company investments taken as a whole for the year ended December 31, 2012.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff. However, during the three months ended June 30, 2012, no portion of our Chief Compliance Officer’s compensation was allocated to us since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

We recorded allocated administrative expenses of $155,246 and $113,773 for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, allocated administrative expenses payable to the investment adviser were $48,551 and $47,285, respectively. We also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer was paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period November 16, 2011 through April 30, 2012.

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

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2012, we had committed to make an additional investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of the final closing of the Series C-2 round, which we subsequently closed on July 24, 2012.

We maintain a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering us and our officers and directors. We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of June 30, 2012, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements.

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

Valuation of portfolio company investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. As of June 30, 2012 and December 31, 2011, 81.0% and 45.0%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

As of June 30, 2012, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investments in the common stock of NeoPhotonics, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in August 2011, and Solazyme, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in November 2011.

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

The following provides quantitative information about our Level 3 fair value measurements as of June 30, 2012:

	June 30, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range
Private Portfolio Company Investments: Convertible Preferred Stock	$49,333,994	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable transactions	Revenue multiple	3.5	to	12.7
		Comparable public companies	Revenue multiple	0.4	to	5.5
			EBITDA multiple	2.0	to	9.9
			P/E multiple	5.7	to	48.5
			Discount for lack of marketability	35%	to	40%
		Discounted cash flow	Discount rate	23%	to	45%
			Terminal revenue multiple	0.6	to	5.9
			Terminal EBITDA multiple	8.5	to	21.2
			Terminal P/E multiple	13.5	to	22.6
			Discount for lack of marketability	35%	to	40%
Private Portfolio Company Investments: Convertible Preferred Stock Warrants	$126,412	Option pricing model	Comparable public company equity volatility	49%	to	52%
Private Portfolio Company Investments: Common Stock	$11,969,996	Precedent transactions	Precedent transactions	n/a	to	n/a
		Comparable public companies	Revenue multiple	2.6	to	3.7
			EBITDA multiple	5.3	to	11.3
			P/E multiple	13.4	to	27.1
			Discount for lack of marketability	30%	to	35%
		Discounted cash flow	Discount rate	35%	to	45%
			Terminal revenue multiple	3.5	to	4.0
			Terminal EBITDA multiple	4.7	to	11.3
			Terminal P/E multiple	22.4	to	27.1
			Discount for lack of marketability	30%	to	35%
Private Portfolio Company Investments: Common Stock Warrants	$139,040	Option pricing model	Comparable public company equity volatility	54%	to	54%

We currently have engaged third-party valuation firms to conduct an initial valuation review of each new private portfolio company investment and, in accordance with our valuation policy, periodic updated valuation reviews for our portfolio investments that are not publicly traded.

Federal Income Taxes. From incorporation through December 31, 2009, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of June 30, 2012.

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

Recent Developments

From July 1, 2012 through August 10, 2012, we have made the following portfolio company investments:

•	On July 24, 2012, we made an investment of $18,435 in the third and final tranche closing of the Series C-2 convertible preferred stock financing of Livescribe.

Taxation and Regulatory Requirements

RIC Requirements

From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of June 30, 2012. However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

As of June 30, 2012, we believe all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $1,390,000, respectively, which represent approximately 1.4% and 1.8% of total assets.

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

Valuation Risk. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See Note 2, Valuation of Investments, included in “Item 1. Financial Statements.”)

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

Interest Rate Risk. As of June 30, 2012, we had cash and cash equivalents of $10,993,880. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. Cash needed to fund our near-term operating expenses is held in a bank depository account. Based on the investment of cash on hand in these money market funds, pending subsequent investment in portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates. During June 2012, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of June 30, 2012, a one percentage point change in the underlying dividend rate payable on our money market funds as of June 30, 2012 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Item 4.	Controls and Procedures

As of June 30, 2012 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Except as described below, there has been no material changes during the six months ended June 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not succeed in negotiating structural protections for our investments, and cannot assure you that we will realize gains from structural protections in our investments.

As part of our investment strategy, our investment adviser may attempt to negotiate structural protections that are expected to provide for an enhanced return upon an IPO event or otherwise enhance our ability to meet our targeted return on our portfolio company investments. Such structural protections may include conversion rights which would result in us receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in us receiving additional shares for a nominal exercise price at the time of an IPO. We have negotiated structural protections of this type in ten of our 18 private portfolio company investments as of June 30, 2012.

There can be no assurance that our investment adviser will succeed in negotiating structural protections for our future investments. Even if it succeeds in obtaining such protections, our ability to realize the value of these structural protections (which we sometimes refer to as “structurally protected appreciation”) will depend on a number of factors including the completion of the IPO, any adjustment to the terms of the structural protection that may be negotiated during the IPO process, and the possible subsequent issuance of more senior securities that may impact the relative value of our investment. Further, even if an IPO is completed, we would not realize any structurally protected appreciation unless the market price of the portfolio company’s common shares equaled or exceeded the IPO price at the time such shares were disposed of following the lockup period. Further, our ability to realize any structurally protected appreciation at the time of a sale or liquidation of a portfolio company will depend on a number of factors including the completion of a sale or liquidation, the realization of sales or liquidation proceeds (after payment of liabilities) sufficient to pay our senior preference amount, any adjustment to our preference amount that may be negotiated prior to any sale or liquidation, and the possible subsequent issuance of more senior securities that may make our preference rights subordinate to the preference rights of senior security holders. As a result, there can be no assurance that we will be able to realize the potential value of these structural protections even if we are able to obtain them.

Some of our portfolio companies are subject to complex regulation, and any compliance failures or regulatory action could materially adversely affect their business.

The businesses of some our of portfolio companies are subject to extensive, complex and continually changing federal and state laws and regulations and the regulations of foreign agencies. If these companies fail to comply with any applicable law, rule or regulation, they could be subject to fines and penalties, indemnification claims by their clients, or become the subject of a regulatory agency enforcement action, each of which would materially adversely affect their business and reputation.

These companies may also become subject to additional regulatory and compliance requirements as a result of changes in laws or regulations, or as a result of any expansion or enhancement of our existing products and services or any new products or services they may offer in the future. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort.

Any claims of noncompliance brought against our portfolio companies, regardless of merit or ultimate outcome, could subject them to investigation by the Department of Labor, the Federal Trade Commission, Internal Revenue Service, the Treasury Department or other federal and state regulatory authorities, which could result in substantial costs to them and divert management’s attention and other resources away from their operations. In addition, investor perceptions of us may suffer and could cause a decline in the market price of their securities. Their compliance processes may not be sufficient to prevent assertions that they failed to comply with any applicable law, rule or regulation.

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

At our 2012 Annual Meeting of Stockholders, our stockholders approved a proposal to sell or otherwise issue up to 50% of our outstanding common stock at a price below our net asset value per share at the time of such issuance. Our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share which represents a discount to the then current net asset value per share of more than 15%. No change can be made to this policy without unanimous approval of our independent directors. We cannot issue shares of our common stock at a price below net asset value unless our Board of Directors determines that it would be in our and our stockholders’ best interests to do so. The issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any unregistered sales of equity securities during the three months ended June 30, 2012. During the three and six months ended June 30, 2012, we repurchased 38,988 shares of our common stock at an average price of $7.11 per share, including commissions, with a total cost of $277,198.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 2012	—	$—	$—	—	$—	$—
May 2012	4,159	29,221	7.03	4,159	29,221	4,970,779
June 2012	34,829	247,977	7.12	34,829	247,977	4,722,802

(1)

On May 29, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5.0 million. The stock repurchase program will expire on November 8, 2012, unless extended by the Company’s Board of Directors.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)

3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)

3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)

3.6	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2011)

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)

10.1	Form of Amended and Restated Investment Advisory and Administrative Services Agreement (Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 1, 2009)

10.2	License Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009)

10.4	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2012	KEATING CAPITAL, INC.

	By:	/s/ TIMOTHY J. KEATING
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEPHEN M. HILLS
Stephen M. Hills Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)