Form 10-Q
period 2012-09-30
KEATING CAPITAL INC
filed 2012-10-26
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 25, 2012 was 9,213,311.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.

Statements of Assets and Liabilities

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies (Cost: $51,935,049 and $25,379,750, respectively)	$53,186,794	$24,992,349
Publicly-traded portfolio companies (Cost: $1,505,162 and $2,553,250, respectively)	1,699,681	2,671,631
Affiliate investments:
Private portfolio companies (Cost: $8,000,080 and $8,000,080, respectively)	9,880,000	9,610,000

Total, investments in portfolio company securities at fair value (Cost: $61,440,291 and $35,933,080, respectively)	64,766,475	37,273,980
Cash and cash equivalents	10,801,679	39,606,512
Receivable for investments sold	59,429	—
Prepaid expenses and other assets	128,013	62,746
Deferred offering costs	261,091	—

Total assets	$76,016,687	$76,943,238

Liabilities
Base management fees payable to investment adviser	$124,735	$130,969
Accrued incentive fees payable to investment adviser	721,677	268,180
Administrative expenses payable to investment adviser	52,188	47,285
Accounts payable	87,580	70,602
Accrued expenses and other liabilities	80,051	41,487

Total liabilities	1,066,231	558,523

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,283,781 and 9,283,781 shares issued, respectively	$9,284	$9,284
Additional paid-in capital	75,302,711	75,302,711
Treasury stock, at cost, 70,470 and 0 shares held, respectively	(508,943)	—
Accumulated net investment loss	(3,460,983)	(268,180)
Accumulated undistributed net realized gain on investments	282,203	—
Net unrealized appreciation on investments	3,326,184	1,340,900

Total net assets	$74,950,456	$76,384,715

Total liabilities and net assets	$76,016,687	$76,943,238

Net asset value per share (on 9,213,311 and 9,283,781 shares outstanding, respectively)	$8.14	$8.23

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Investment income
Interest and dividend income:
Certificate of deposit and money market investments	$537	$6,382	$3,377	$49,660

Total investment income	537	6,382	3,377	49,660

Operating expenses
Base management fees	383,061	389,007	1,151,127	764,375
Incentive fees	242,117	(155,391)	453,498	(2,871)
Administrative expenses allocated from investment adviser	157,372	96,757	476,645	330,263
Legal and professional fees	119,831	89,337	522,083	357,135
Directors fees	40,000	31,289	120,000	90,289
Stock transfer agent fees	17,934	40,555	47,100	163,215
Printing and fulfillment expenses	24,102	23,444	89,548	152,583
Postage and delivery expenses	7,343	7,201	51,825	136,696
Stock issuance expenses	—	1,625	—	114,388
Travel and entertainment expenses	19,137	20,064	63,758	304,503
General and administrative expenses	72,155	45,708	220,596	205,331

Total operating expenses	1,083,052	589,596	3,196,180	2,615,907

Net investment loss	(1,082,515)	(583,214)	(3,192,803)	(2,566,247)

Net realized (loss) gain on investments
Non-control/non-affiliate investments	(121,428)	—	282,203	—

Total net realized (loss) gain on investments	(121,428)	—	282,203	—

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	1,052,013	(1,502,874)	1,715,284	(740,276)
Affiliate investments	280,000	725,920	270,000	725,920

Total net change in unrealized appreciation (depreciation) on investments	1,332,013	(776,954)	1,985,284	(14,356)

Net increase (decrease) in net assets resulting from operations	$128,070	$(1,360,168)	$(925,316)	$(2,580,603)

Net investment loss per common share outstanding (basic and diluted)	$(0.12)	$(0.06)	$(0.34)	$(0.42)

Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$0.01	$(0.15)	$(0.10)	$(0.42)

Weighted average common shares outstanding (basic and diluted)	9,237,502	9,103,658	9,265,626	6,125,439

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain on Investments	Unrealized Appreciation (Depreciation) on Investments	Distributions In Excess of Net Investment Income	Net Assets
	Shares (1)	Par Value
Balance at December 31, 2010 (3)	2,860,299	$2,860	$21,991,847	$—	$(115,423)	$—	$577,116	$—	$22,456,400
Net (decrease) increase in net assets from operations	—	—	—	—	(2,566,247)	—	(14,356)	—	(2,580,603)
Issuance of common stock, net of offering costs of $6,180,594 (2)	4,767,943	6,424	57,803,329	—	—	—	—	—	57,809,753
Amortization of deferred offering costs	—	—	(488,363)	—	—	—	—	—	(488,363)
Distributions in excess of net investment income and net realized gains	—	—	—	—	—	—	—	(446,837)	(446,837)

Balance at September 30, 2011 (3)	7,628,242	$9,284	$79,306,813	$—	$(2,681,670)	$—	$562,760	$(446,837)	$76,750,350

Balance at December 31, 2011 (3)	9,283,781	$9,284	$75,302,711	$—	$(268,180)	$—	$1,340,900	$—	$76,384,715
Net (decrease) increase in net assets from operations	—	—	—	—	(3,192,803)	282,203	1,985,284	—	(925,316)
Repurchase of common stock	—	—	—	(508,943)	—	—	—	—	(508,943)

Balance at September 30, 2012 (3)	9,283,781	$9,284	$75,302,711	$(508,943)	$(3,460,983)	$282,203	$3,326,184	$—	$74,950,456

(1)	Represents common shares issued.
(2)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(3)	See Note 2—Income Taxes.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(925,316)	$(2,580,603)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(282,203)	—
Net change in unrealized (appreciation) depreciation on investments	(1,985,284)	14,356
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(65,267)	(8,238)
(Decrease) increase in base management fees payable to investment adviser	(6,234)	38,881
Increase (decrease) in accrued incentive fees payable to investment adviser	453,497	(2,871)
Increase (decrease) in administrative expenses payable to investment adviser	4,903	(8,556)
Decrease in reimbursable expenses payable to investment adviser	—	(3,068)
Increase (decrease) in accounts payable	16,978	(30,919)
Increase (decrease) in accrued expenses and other liabilities	38,564	(41,264)

Net cash used in operating activities	(2,750,362)	(2,622,282)
Cash flows from investing activities
Investments in portfolio companies	(27,082,799)	(27,756,430)
Net proceeds from sales of portfolio company investments	1,798,362	—
Purchases of short-term investments	—	(89,000,000)
Proceeds from maturities of short-term investments	—	102,500,000

Net cash used in investing activities	(25,284,437)	(14,256,430)
Cash flows from financing activities
Gross proceeds from issuance of common stock	—	63,990,347
Offering costs from issuance of common stock	—	(6,180,594)
Additions to deferred stock offering costs	(261,091)	(154,681)
Repurchase of common stock	(508,943)	—
Stockholder distributions as a return of capital	—	(446,837)

Net cash (used in) provided by financing activities	(770,034)	57,208,235

Net (decrease) increase in cash and cash equivalents	(28,804,833)	40,329,523
Cash and cash equivalents, beginning of period	39,606,512	4,753,299

Cash and cash equivalents, end of period	$10,801,679	$45,082,822

Supplemental disclosure of non-cash financing activities
Amortization of deferred offering costs	$—	$488,363

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

September 30, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Series C Convertible Preferred Stock	1,000,000	$471,295	$87,000	0.12%
		Series C Convertible Preferred Stock Warrants	125,000	29,205	110	*
		Exercise price $0.50 per share; expire 6/30/2015
		Series C-1 Convertible Preferred Stock	100,660	47,528	28,000	0.04%
		Series C-1 Convertible Preferred Stock Warrants	12,582	2,853	813	*
		Exercise price $0.50 per share; expire 7/8/2016
		Series C-2 Convertible Preferred Stock	553,059	55,306	48,000	0.06%
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,120,000	2.83%
BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Series E Convertible Preferred Stock	288,531	2,500,006	1,820,000	2.43%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,540,000	4.72%
Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	197,942	2,500,007	1,350,000	1.80%
Xtime, Inc.	Internet & Software - Software as a Service	Series F Convertible Preferred Stock	1,573,234	3,000,000	4,430,000	5.91%
		Common Stock Warrants	22,581	—	12,878	0.02%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,070,000	1.43%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	3,920,000	5.23%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,690,000	3.59%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	3,770,000	5.03%
Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	2,999,999	4.00%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

September 30, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
LifeLock, Inc.	Internet & Software - Identity Theft Protection	Series E Convertible Preferred Stock	634,711	4,875,000	6,800,000	9.07%
		Series E Convertible Preferred Stock Warrants	158,678	125,000	—	0.00%
		Exercise price $0.01 per share; expire 3/14/2019
SilkRoad, Inc. (9)	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	17,711,654	5,000,000	5,000,000	6.67%
Glam Media, Inc.	Internet & Software - Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	4,999,999	6.67%
Stoke, Inc.	Technology - Communications Equipment	Common Stock	1,000,000	3,500,000	3,500,000	4.67%
Jumptap, Inc.	Internet & Software - Mobile Advertising	Series G Convertible Preferred Stock	695,023	4,999,995	4,999,995	6.67%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$51,935,049	$53,186,794	70.96%

Publicly Traded Portfolio Companies:
Solazyme, Inc. (6)	Cleantech - Renewable Oils and Bioproducts	Common Stock	147,927	1,505,162	1,699,681	2.27%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$1,505,162	$1,699,681	2.27%

Affiliate Investments (5)
Private Portfolio Companies:
Corsair Components, Inc. (7)	Technology - PC Gaming Hardware	Common Stock	640,000	3,411,080	5,460,000	7.28%
		Common Stock Warrants	160,000	589,000	140,000	0.19%
		Exercise price $0.05 per share; expire 7/6/2016
		Subject to restrictions on exercisability
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,280,000	5.71%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$9,880,000	13.18%

Total - Investments in Portfolio Company Securities (8)				$61,440,291	$64,766,475	86.41%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

September 30, 2012

(Unaudited)

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$64,766,475	86.41%
Cash and cash equivalents (includes investments in money market funds consisting of 10,586,760 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $10,586,760)	10,801,679	14.41%
Receivable for investments sold	59,429	0.08%
Prepaid expenses and other assets	128,013	0.17%
Deferred offering costs	261,091	0.35%
Less: Total Liabilities	(1,066,231)	(1.42%)

Net Assets	$74,950,456	100.00%

*	Percentages less than 0.01%
(1)

The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech. The further description generally identifies the types of products or services provided by each portfolio company.

(2)

Convertible preferred, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by the portfolio company’s board of directors. During the nine months ended September 30, 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power, Inc. were changed from a cumulative to a non-cumulative dividend. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $7,051,318, $3,725,134 and $3,326,184, respectively. The tax cost of investments is $61,440,291.

(4)

Except for common stock in one publicly traded portfolio company, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of September 30, 2012. See Valuation of Investments under Note 2 of the Notes to Financial Statements.

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

(6)	The Company sold 65,000 shares of Solazyme common stock with an aggregate cost basis of $575,588 during the nine months ended September 30, 2012.
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

(8)

All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of September 30, 2012, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $1,149,000, respectively, which represent approximately 1.4% and 1.5% of total assets.

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

The Company’s investment objective is to maximize capital appreciation. The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies that are committed to and capable of becoming public. The Company provides investors with the ability to participate in a unique fund that allows its stockholders to share in the potential value accretion that the Company believes typically occurs once a company transforms from private to public status, or what the Company refers to as the private-public valuation arbitrage. The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. The Company may in some cases invest in debentures or loans that are convertible into or settled with common stock; however, as of September 30, 2012 and December 31, 2011, none of the Company’s investments were convertible debentures or loans. The Company’s investments are made principally through direct investments in prospective portfolio companies. However, the Company may also purchase equity securities in private secondary transactions from current or former management or employees, or early stage investors in private companies that meet its investment criteria.

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

Reclassifications

For the three and nine months ended September 30, 2012, the Company separately classified travel and entertainment expenses as an individual line item in its Statement of Operations. Travel and entertainment were previously included as a component of general and administrative expenses in the Statement of Operations. For comparative purposes, this line item has been separately classified in the Company’s Statement of Operations for the three and nine months ended September 30, 2011.

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

At September 30, 2012 and December 31, 2011, approximately 83.0% and 45.0%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies in technology, Internet and software, and cleantech. Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and these securities are no longer subject to any post-initial public offering (“post-IPO”) lockup restrictions. As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

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

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering (“IPO”) by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of September 30, 2012 and December 31, 2011:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of September 30, 2012
Private Portfolio Company Securities:
Convertible Preferred Stock	$—	$—	$51,262,993	$51,262,993
Convertible Preferred Stock Warrants	—	—	923	923
Common Stock	—	—	11,650,000	11,650,000
Common Stock Warrants	—	—	152,878	152,878
Publicly Traded Portfolio Company Securities:
Common Stock	1,699,681	—	—	1,699,681
Cash Equivalents:
Money Market Funds	10,586,760	—	—	10,586,760

Total	$12,286,441	$—	$63,066,794	$75,353,235

As of December 31, 2011
Private Portfolio Company Securities:
Convertible Preferred Stock	$—	$—	$25,981,874	$25,981,874
Convertible Preferred Stock Warrants	—	—	1,323	1,323
Common Stock	—	—	8,399,996	8,399,996
Common Stock Warrants	—	—	219,156	219,156
Publicly Traded Portfolio Company Securities
Common Stock	2,671,631	—	—	2,671,631
Cash Equivalents:
Money Market Funds	39,505,875	—	—	39,505,875

Total	$42,177,506	$—	$34,602,349	$76,779,855

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total
Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349
New investments in Level 3 portfolio company securities at cost	22,930,299	125,000	3,500,000	—	26,555,299
Gross transfers out of Level 3 to Level 1	—	—	—	—	—
Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets	2,350,820	(125,400)	(249,996)	(66,278)	1,909,146

Fair Value at September 30, 2012	$51,262,993	$923	$11,650,000	$152,878	$63,066,794

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were still held by the Company at September 30, 2012	$2,350,820	$(125,400)	$(249,996)	$(66,278)	$1,909,146

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

For the nine months ended September 30, 2012, there were no transfers out of Level 3 assets. For the year ended December 31, 2011, transfers out of Level 3 – “Portfolio Company Investments (Preferred Stock)” resulted from two of the Company’s portfolio companies, NeoPhotonics Corporation (“NeoPhotonics”) and Solazyme, Inc. (“Solazyme”) completing an initial public offering and the Company’s securities in these portfolio companies being converted into common stock with the lockup restrictions on these common shares subsequently lapsing during 2011. As of December 31, 2010, the Company’s convertible preferred stock investments in NeoPhotonics and Solazyme had a fair value of $1,550,000 and $999,991, respectively, as determined in good faith by the Company’s Board of Directors and were included as a component of Level 3 – “Portfolio Company Investments (Preferred Stock).” These investments were transferred into Level 1 within the fair value hierarchy during 2011.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The following provides quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2012:

	September 30, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average (1)
Private Portfolio Company Investments: Convertible Preferred Stock	$51,262,993	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable transactions	Revenue multiple	3.5		12.7	8.5
		Comparable public companies	Revenue multiple	0.5	to	7.0	2.8
			EBITDA multiple	4.2	to	37.1	10.7
			P/E multiple	6.4	to	15.7	12.8
			Discount for lack of marketability	20%	to	45%	34%
		Discounted cash flow	Discount rate	23%	to	50%	36%
			Terminal revenue multiple	0.7	to	7.0	4.5
			Terminal EBITDA multiple	6.8	to	23.7	15.4
			Terminal P/E multiple	13.5	to	21.6	17.3
			Discount for lack of marketability	20%	to	45%	34%
Private Portfolio Company Investments: Convertible Preferred Stock Warrants	$923	Option pricing model	Comparable public company equity volatility	49%	to	53%	51%
Private Portfolio Company Investments: Common Stock	$11,650,000	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable public companies	Revenue multiple	0.3	to	3.6	1.8
			EBITDA multiple	3.7	to	11.9	6.8
			P/E multiple	9.6	to	24.6	15.6
			Discount for lack of marketability	30%	to	35%	33%
		Discounted cash flow	Discount rate	35%	to	50%	38%
			Terminal revenue multiple	0.5	to	5.9	2.8
			Terminal EBITDA multiple	5.4	to	17.0	9.2
			Terminal P/E multiple	15.3	to	32.2	22.3
			Discount for lack of marketability	30%	to	35%	33%
Private Portfolio Company Investments: Common Stock Warrants	$152,878	Option pricing model	Comparable public company equity volatility	48%	to	48%	48%

(1)	Weighted average based on fair value of as of September 30, 2012.

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

At September 30, 2012 and December 31, 2011, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. No income was derived from these Affiliate Investments as both are non-income producing equity investments (see Note 9).

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and blue sky) were expensed as incurred. During the nine months ended September 30, 2011, $114,388 in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.

On March 15, 2012, the Company filed a registration statement on Form N-2 for an equity offering of its common stock, which was last amended by the Company on August 23, 2012. For the three and nine months ended September 30, 2012, the Company incurred $19,576 and $261,091, respectively, in offering expenses associated with the equity offering, including the preparation of the registration statement in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if the Company does not complete the equity offering.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

During the three and nine months ended September 30, 2012 and 2011, there were no non-cumulative or cumulative dividends received or recorded.

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

As of December 31, 2011, the Company’s net investment loss of $3,557,265, representing the Company’s 2011 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was charged to additional paid-in capital. In addition, as of December 31, 2011, the Company’s distribution during 2011 of $446,837, which was treated as a return of capital to stockholders for income tax purposes, was classified as a return of capital and thus charged to additional paid-in capital.

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of September 30, 2012 and December 31, 2011 were as follows:

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

	September 30, 2012	December 31, 2011
Aggregate cost of portfolio company securities for federal income tax purposes	$61,440,291	$35,933,080

Gross unrealized appreciation of portfolio company securities	7,051,318	2,383,657
Gross unrealized depreciation of portfolio company securities	(3,725,134)	(1,042,757)

Net unrealized appreciation of portfolio company securities	$3,326,184	$1,340,900

As of September 30, 2012, the Company had no undistributed ordinary income or capital loss carryforwards for federal income tax purposes and $282,203 in undistributed long-term capital gains. As of December 31, 2011 and September 30, 2011, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

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

As of September 30, 2012 and December 31, 2011, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2012 and 2011.

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

For federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long-term capital gains or a combination thereof. The Company’s distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for federal income tax purposes since the Company did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

During the three months ended September 30, 2012, the Company invested approximately $18,000 in one existing private portfolio company. The Company did not make any investments in new portfolio companies during the three months ended September 30, 2012.

During the nine months ended September 30, 2012, the Company made investments totaling approximately $26.5 million in six new private portfolio companies, approximately $55,000 in one of the Company’s existing private portfolio companies, and approximately $0.5 million in Solazyme, Inc. (“Solazyme”), one of the Company’s existing publicly traded portfolio companies.

During the three months ended September 30, 2012, the Company sold 160,000 shares of its common stock in NeoPhotonics having an aggregate cost of $1,000,000, for an aggregate sales price (net of commissions and selling expenses) of $878,572. Accordingly, the Company realized a capital loss of $121,428 on the Company’s sale of these shares during the three months ended September 30, 2012. As of September 30, 2012, the Company no longer holds any shares of NeoPhotonics.

During the nine months ended September 30, 2012, the Company sold 65,000 shares of Solazyme’s common stock having an aggregate cost of $575,588 for an aggregate sales price (net of commissions and selling expenses) of $979,219. Accordingly, the Company realized a capital gain of $403,631 on the Company’s sale of these shares during the nine months ended September 30, 2012. The Company did not sell any shares of Solazyme’s common stock during the three months ended September 30, 2012.

The Company did not sell any portfolio company securities during the three and nine months ended September 30, 2011.

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of September 30, 2012 and December 31, 2011.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

	September 30, 2012			December 31, 2011
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Convertible Preferred Stock	$49,277,995	$51,262,993	79.15%	$26,347,696	$25,981,874	69.70%
Convertible Preferred Stock Warrants	157,058	923	0.00%	32,058	1,323	0.00%
Common Stock	9,911,076	11,650,000	17.99%	6,411,076	8,399,996	22.54%
Common Stock Warrants	589,000	152,878	0.24%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	1,505,162	1,699,681	2.62%	2,553,250	2,671,631	7.17%

Total	$61,440,291	$64,766,475	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of the Company’s investment portfolio by industry classification at cost and fair value as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$36,922,871	57.01%	$11,328,857	$11,338,013	30.42%
Cleantech	15,005,174	14,299,681	22.08%	15,053,262	15,438,843	41.42%
Technology	12,106,267	13,543,923	20.91%	9,550,961	10,497,124	28.16%

Total	$61,440,291	$64,766,475	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of the Company’s investment portfolio by geographic region of the United States at cost and fair value as of September 30, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company at the time of the Company’s investment.

	September 30, 2012			December 31, 2011
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$38,440,289	$41,676,480	64.35%	$22,933,073	$24,273,973	65.12%
Northeast	11,499,995	12,459,995	19.24%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,630,000	8.69%	6,500,007	6,500,007	17.44%
Midwest	5,000,000	5,000,000	7.72%	—	—	0.00%

Total	$61,440,291	$64,766,475	100.00%	$35,933,080	$37,273,980	100.00%

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Company did not have any borrowings as of September 30, 2012 or December 31, 2011. The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $383,061 and $389,007 for the three months ended September 30, 2012 and 2011, respectively, and Base Fees of $1,151,127 and $764,375 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, Base Fees payable to the investment adviser were $124,735 and $130,969, respectively.

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

During the three months ended September 30, 2012, the Company recorded incentive fee expense of $242,117 resulting from: (i) an increase in net unrealized appreciation on the Company’s portfolio company investments of $1,332,013 during such period, and (ii) a decrease in the Company’s cumulative net realized capital gains of $121,428 during such period. For the three months ended September 30, 2011, the Company recorded a reduction in incentive fee expense of $155,391 resulting from a decrease in net unrealized appreciation on the Company’s portfolio company investments of $776,954 during such period.

During the nine months ended September 30, 2012, the Company recorded incentive fee expense of $453,498 resulting from: (i) an increase in net unrealized appreciation of $1,985,284 on the Company’s portfolio company investments during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $282,203 during such period. For the nine months ended September 30, 2011, the Company recorded a reduction in incentive fee expense of $2,871 resulting from a decrease in net unrealized appreciation on the Company’s portfolio company investments of $14,356 during such period.

As of September 30, 2012 and December 31, 2011, the Company had accrued incentive fees payable to the investment adviser in the amounts of $721,677 and $268,180, respectively.

The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid. Accordingly, the accrued incentive fee of $665,237 as of September 30, 2012 related to net unrealized appreciation of $3,326,184 as of September 30, 2012 may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of September 30, 2012. Further, the accrued incentive fee of $56,440 as of September 30, 2012 related to the cumulative net realized capital gain of $282,203 as of

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

September 30, 2012 may differ from the actual incentive fee paid to the investment adviser depending on the performance of the Company’s portfolio company investments taken as a whole for the year ended December 31, 2012. As of September 30, 2012, no incentive fees related to the cumulative net realized capital gain of $282,203 would have been due and payable to the investment adviser since the aggregate unrealized depreciation on the Company’s investments that have a fair value below the Company’s investment cost exceeded the amount of the cumulative net realized capital gain.

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

The Company reimburses the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. However, during the three and nine months ended September 30, 2012 and 2011, no portion of the Company’s Chief Compliance Officer’s compensation was allocated to the Company since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

The Company recorded allocated administrative expenses of $157,372 and $96,757 for the three months ended September 30, 2012 and 2011, respectively, and allocated administrative expenses of $476,645 and $330,263 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, allocated administrative expenses payable to the investment adviser were $52,188 and $47,285, respectively.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Joint Liability Insurance Agreement

The Company maintains a directors and officers liability insurance policy covering the directors and officers of the Company, insuring the Company against loss that it may be required or permitted to pay as indemnities of the directors and officers of the Company, and insuring the Company for certain securities claims. The Company also maintains an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering its directors and officers. The coverages under these polices in certain cases extend to the officers, managers and employees of the investment adviser, and to the investment adviser’s Investment Committee. On November 4, 2011, the Company and the investment adviser entered into a joint liability insurance agreement, which was approved by the Company’s non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between the Company and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits. For the directors and officers liability insurance policy covering the policy years ending August 28, 2012 and August 28, 2013, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to the investment adviser. None of the premium under the excess coverage policy is allocated to the investment adviser.

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

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5.0 million. Under the repurchase program, the Company is authorized to repurchase shares of the Company’s common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The stock repurchase program will expire on November 8, 2012, unless extended by the Company’s Board of Directors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and nine months ended September 30, 2012, the Company repurchased 31,482 shares and 70,470 shares of its common stock at an average price of $7.36 and $7.22 per share, including commissions, with a total cost of $231,745 and $508,943, respectively. The Company’s net asset value per share increased by $0.01 per share as a result of the share repurchases during the nine months ended September 30, 2012. The 70,470 shares of common stock repurchased under the Company’s stock repurchase program have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of September 30, 2012.

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

As of September 30, 2012, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

7.	Net Changes in Net Assets Per Share Resulting from Operations

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net increase (decrease) in net assets resulting from operations	$128,070	$(1,360,168)	$(925,316)	$(2,580,603)
Basic and diluted weighted average shares	9,237,502	9,103,658	9,265,626	6,125,439
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.01	$(0.15)	$(0.10)	$(0.42)

During the three and nine months ended September 30, 2012 and 2011, the Company had no dilutive securities outstanding.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

8.	Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2012 and 2011.

Keating Capital, Inc.

Financial Highlights

	Nine Months Ended
	September 30, 2012	September 30, 2011
Per common share data
Net asset value, beginning of period	$8.23	$7.85
Net investment loss*	(0.34)	(0.42)
Net realized gain on investments*	0.03	—
Net change in unrealized appreciation on investments*	0.21	—

Net decrease in net assets resulting from operations	(0.10)	(0.42)

Stockholder distributions:
Distributions as a return of capital*	—	(0.07)

Net decrease in net assets resulting for stockholder distributions	—	(0.07)

Capital stock transactions:
Issuance of common stock in continuous public offering (1)	—	2.00
Offering costs from issuance of common stock*	—	(1.01)
Amortization of deferred offering costs*	—	(0.08)
Repurchases of common stock (2)	0.01	—

Net increase in net assets from capital stock transactions	0.01	0.91

Net asset value, end of period	$8.14	$8.27

Ratios and supplemental data:
Per share market price, end of period (3)	$7.08	—
Total return based on change in net asset value (4)	(1.09%)	6.24%
Total return based on stock price (5)	(16.31%)	—
Common shares outstanding, end of period	9,213,311	9,283,604
Weighted average common shares outstanding during period	9,265,626	6,125,439
Net assets, end of period	$74,950,456	$76,750,350
Annualized ratio of operating expenses to average net assets	5.63%	7.03%
Annualized ratio of net investment loss to average net assets	(5.63%)	(6.90%)
Weighted average debt per common share (6)	$—	$—
Portfolio turnover (7)	2.46%	—

*	Based on weighted average shares outstanding during the period.
(1)	Represents the average increase in net asset value attributable to each share issued during the nine months ended September 30, 2011.
(2)

For the nine months ended September 30, 2012, the increase in net asset value attributable to the shares repurchased was $0.01 per share. There were no shares repurchased during the nine months ended September 30, 2011.

(3)	The shares of the Company’s common stock were listed on the Nasdaq Capital Market beginning December 12, 2011. Accordingly, there was no market price for the shares as of September 30, 2011.
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

(6)	As of September 30, 2012 and 2011, the Company did not have any debt.
(7)

For the nine months ended September 30, 2012, portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. This calculation has not been annualized. Since there were no sales of portfolio company investments during the nine months ended September 30, 2011, there was no portfolio turnover.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

9.	Investments in and Advances to Affiliates

During the nine months ended September 30, 2012, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. The following is a schedule of the Company’s investments in these two affiliates during the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the Company made no advances to these two affiliates.

			Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	Amount of Interest and Dividends Credited to Income (2)	December 31, 2011 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2012 Fair Value
Affiliate Investments
Corsair Components, Inc.	Common Stock (5)	640,000	$—	$—	$5,400,000	$60,000	$—	$5,460,000
	Common Stock Warrants (5)	160,000	—	—	210,000	—	(70,000)	140,000
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	—	—	4,000,000	280,000	—	4,280,000

Total Affiliate Investments			$—	$—	$9,610,000	$340,000	$(70,000)	$9,880,000

(1)	The Company had no control investments as defined by the 1940 Act during the nine months ended September 30, 2012.
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

(5)

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

During the nine months ended September 30, 2011, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. The following is a schedule of the Company’s investments in these two affiliates during the nine months ended September 30, 2011. For the nine months ended September 30, 2011, the Company made no advances to these two affiliates.

			Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	Amount of Interest and Dividends Credited to Income (2)	December 31, 2010 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2011 Fair Value
Affiliate Investments
Corsair Components, Inc.	Common Stock	3,200,000	$—	$—	$—	$4,096,000	$—	$4,096,000
	Common Stock Warrants	800,000	—	—	—	630,000	—	630,000
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	—	—	—	4,000,000	—	4,000,000

Total Affiliate Investments			$—	$—	$—	$8,726,000	$—	$8,726,000

(1)	The Company had no control investments as defined by the 1940 Act during the nine months ended September 30, 2011.
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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The above schedules should be read in conjunction with the Schedule of Investments set forth above and Notes 2 and 3 to these Financial Statements.

10.	Subsequent Events

On October 2, 2012, LifeLock priced its IPO at $9.00 per share. The shares of LifeLock’s common stock began trading on the New York Stock Exchange on October 3, 2012. In connection with LifeLock’s IPO, the shares of Series E preferred stock held by the Company automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The Series E preferred stock warrants were cancelled in connection with the IPO. The shares of LifeLock’s common stock that the Company received upon conversion of the Series E preferred stock are subject to a 180-day lockup provision which will expire in April 2013.

On October 5, 2012, Xtime completed a Series 2 convertible preferred stock financing in which the Company did not participate. Immediately prior to the closing of the Series 2 convertible preferred stock round, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) converted their existing preferred stock into newly-created Series 1A convertible preferred stock and certain warrants to acquire additional shares of Xtime’s common stock for nominal consideration upon an IPO (the “IPO warrants”). As a holder of Series F preferred stock, the Company received one share of Series 1A preferred stock for each share of Series F preferred stock that the Company held, plus IPO warrants which grant the Company the right to acquire additional shares of common stock, calculated at the time of the IPO based on the actual IPO price, at an exercise price of $0.01 per share. The Company continues to hold warrants to acquire 22,581 shares of Xtime common stock which the Company received as part of the Series F round.

On October 9, 2012, Agilyx raised additional funds as part of a Series D convertible preferred stock financing in which the Company did not participate.

On October 24, 2012, BrightSource completed an initial closing of its Series 1 convertible preferred stock financing which resulted in the automatic conversion of the Series E preferred stock held by the Company into 96,177 shares of BrightSource’s common stock. As part of the initial closing of the Series 1 convertible preferred stock round, the Company made a $397,125 investment in BrightSource’s Series 1 preferred stock, which represented the Company’s full pro rata participation amount in the round. Existing preferred stockholders investing their full pro rata participation amount in the Series 1 round also received shares of Series 1A preferred stock and additional shares of common stock.

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

Our portfolio company investments are currently composed of, and we anticipate that our portfolio will continue to be composed of, investments primarily in the form of preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures or loans that are convertible into or settled with common stock. At September 30, 2012, none of our portfolio company investments were convertible debentures or loans.

We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing. The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding. However, the equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer. Of the 20 portfolio company investments we have made, at the time of our initial investment in these companies, 17 of these initial investments represented the company’s most senior preferred stock, and two of these initial investments represented common shares where the company had only common stock outstanding. Our initial investment in the common shares of Stoke, Inc. (“Stoke”), which we acquired from Stoke employees, is the only initial investment where we did not acquire the company’s most senior equity securities since Stoke had preferred stock outstanding at the time of our initial investment. We invested in Stoke because we believed it represented an opportunity to invest in a company that met our investment criteria even though it was not looking to raise additional equity financing at the time.

During the three months ended September 30, 2012, we disposed of our entire interest in NeoPhotonics Corporation (“NeoPhotonics”). As a result, our portfolio as of September 30, 2012 consists of 19 companies, one publicly traded company, Solazyme, Inc. (“Solazyme”), and 18 private companies. However, LifeLock, Inc. (“LifeLock”) completed its IPO on October 2, 2012 and its shares began trading on the New York Stock Exchange on October 3, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

As of September 30, 2012, we continued to own the most senior equity securities of 16 of our 19 portfolio companies. We consider ourselves as owning a portfolio company’s most senior equity securities if: (i) the preferred equity securities which we acquired in our initial investment represent the portfolio company’s most senior equity securities outstanding as of September 30, 2012, or (ii) the common equity securities owned by us as of September 30, 2012 represent the portfolio company’s only class of equity securities outstanding. Accordingly, our determination of the most senior equity securities of a portfolio company takes into account a portfolio company’s issuance of more senior equity securities following our initial investment. It is possible that our portfolio companies may issue equity securities that are more senior to us if they decide to raise additional capital before an IPO. Two of our private portfolio companies, BrightSource Energy, Inc. (“BrightSource”) and Agilyx Corporation (“Agilyx”), in which we owned the most senior equity securities of each company at the time of our investment, raised additional funds in private equity financings subsequent to September 30, 2012. As a result, our initial investments in BrightSource and Agilyx no longer represent the most senior equity securities in these two portfolio companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

We target our pre-IPO investing activities on direct investments in the most senior equity securities of later-stage innovative, emerging growth companies that agree to provide us with financial information both at the time of our initial investment and on an ongoing basis thereafter. The average age of our current portfolio companies at the time of our initial investment was eight years. In addition, the financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round. Of our 19 portfolio company investments as of September 30, 2012, 17 have been direct investments in a portfolio company and two have been acquired in secondary transactions. We have been the lead investor in seven of our 19 portfolio company investments. As of September 30, 2012, we also have access to financial information for all of our portfolio companies.

The following table details certain information and other characteristics of our portfolio companies as of September 30, 2012.

Initial Keating Capital Investment Date	Portfolio Company (1)	Portfolio Company Founding Year	Portfolio Company Status as of September 30, 2012	Portfolio Company Age at Initial Investment in Years (2)	Initial Investment / Purchase Transaction (3)	Lead or Participating Investor	Initial Keating Capital Participation Round	Number of Portfolio Company Financing Rounds Prior to Keating Capital Initial Investment	Portfolio Company’s Most Senior Equity Security (4)	Access to Portfolio Company Financial Information
Jul-10	Livescribe, Inc.	2007	Private Company	3	Direct Investment	Participating	Series C Preferred	2	No	Yes - Contractual Rights
Jul-10	Solazyme, Inc.	2003	Public Company	7	Direct Investment	Participating	Series D Preferred	3	Yes	Yes - Publicly Reporting
Oct-10	MBA Polymers, Inc.	1993	Private Company	17	Direct Investment	Participating	Series G Preferred	6	Yes	Yes - Contractual Rights
Feb-11	BrightSource Energy, Inc. (5)	2006	Private Company	5	Direct Investment	Participating	Series E Preferred	4	Yes	Yes - Contractual Rights
Mar-11	Harvest Power, Inc.	2008	Private Company	3	Direct Investment	Participating	Series B Preferred	1	No	Yes - Contractual Rights
Mar-11	Suniva, Inc.	2007	Private Company	4	Direct Investment	Participating	Series D Preferred	3	Yes	Yes - Contractual Rights
Jun-11	Xtime, Inc.	1999	Private Company	12	Direct Investment	Lead	Series F Preferred	5	Yes	Yes - Contractual Rights
Jul-11	Corsair Components, Inc.	1994	Private Company - IPO Registration on File	17	Secondary Purchase	Lead	Common	None	Yes	Yes - Contractual Rights
Aug-11	Metabolon, Inc.	2000	Private Company	11	Direct Investment	Lead	Series D Preferred	3	Yes	Yes - Contractual Rights
Aug-11	Kabam, Inc.	2006	Private Company	5	Direct Investment	Participating	Series D Preferred	3	Yes	Yes - Contractual Rights
Sep-11	Tremor Video, Inc.	2005	Private Company	6	Direct Investment	Participating	Series F Preferred	5	Yes	Yes - Contractual Rights
Sep-11	TrueCar, Inc.	2005	Private Company	6	Direct Investment	Participating	Common	4	Yes	Yes - Contractual Rights
Dec-11	Agilyx Corporation (5)	2004	Private Company	7	Direct Investment	Lead	Series C Preferred	2	Yes	Yes - Contractual Rights
Jan-12	Zoosk, Inc.	2007	Private Company	5	Direct Investment	Participating	Series E Preferred	4	Yes	Yes - Contractual Rights
Mar-12	LifeLock, Inc. (6)	2005	Private Company - IPO Registration on File	7	Direct Investment	Participating	Series E Preferred	4	Yes	Yes - Contractual Rights
Mar-12	SilkRoad, Inc.	2003	Private Company	9	Direct Investment	Participating	Series C Preferred	2	Yes	Yes - Contractual Rights
May-12	Glam Media, Inc.	2004	Private Company	8	Direct Investment	Lead	Series F Preferred	5	Yes	Yes - Contractual Rights
Jun-12	Stoke, Inc.	2004	Private Company	8	Secondary Purchase	Lead (7)	Common	5	No	Yes - Contractual Rights
Jun-12	Jumptap, Inc.	2005	Private Company	7	Direct Investment	Lead	Series G Preferred	6	Yes	Yes - Contractual Rights
	Average Age of Portfolio Company at Time of Keating Capital’s Initial Investment (in years)			8	Average Number of Portfolio Company Financing Rounds Prior to Keating Capital’s Initial Investment (8)			4

(1)	During the three months ended September 30, 2012, we disposed of our entire interest in NeoPhotonics and, as a result, NeoPhotonics has not been included in the above table.
(2)	Reflects the age of each portfolio company (in years) at the time of Keating Capital’s initial investment.
(3)	Reflects the type of transaction in which Keating Capital acquired its initial investment in each portfolio company. A “direct investment” means an investment in equity securities issued directly by the portfolio company. A “secondary purchase” means an acquisition of equity securities from a portfolio company’s current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the portfolio company or its management is coordinating the transaction.
(4)	Keating Capital is considered to own a portfolio company’s most senior equity securities if: (i) the preferred equity securities which Keating Capital acquired in its initial investment represent the portfolio company’s most senior equity securities outstanding as of September 30, 2012, or (ii) the common equity securities owned by Keating Capital as of September 30, 2012 represent the portfolio company’s only class of equity securities outstanding. Accordingly, the determination of most senior equity securities of a portfolio company takes into account a portfolio company’s issuance of more senior equity securities following Keating Capital’s initial investment.
(5)	Two of our private portfolio companies, BrightSource and Agilyx, in which we owned the most senior equity security, completed private equity financings subsequent to September 30, 2012 and, as a result, our initial investments in these two portfolio companies no longer represent their most senior equity securities.
(6)	LifeLock completed the pricing of its IPO on October 2, 2012, and the shares of LifeLock’s common stock began trading on the New York Stock Exchange on October 3, 2012.
(7)	Keating Capital was the sole investor.
(8)	Average calculation excludes Corsair since it had not raised equity financing from institutional investors prior to Keating Capital’s initial investment. A new series of preferred stock issued upon conversion of an existing series of preferred stock and rounds issued in acquisitions are not considered new round.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. In some circumstances, these structural protections will apply only if the IPO price is below stated levels. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment. Of our investments in 18 private portfolio companies as of September 30, 2012, we have been provided some structural protection with respect to investments in ten of these portfolio companies. However, our structural protection in BrightSource, which had a structurally protected appreciation multiple at IPO of 1.25x our investment cost, was eliminated as part of a private equity financing which occurred subsequent to September 30, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for a discussion of the private equity financing by BrightSource subsequent to September 30, 2012.

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

In general, we seek to invest in later stage, private, pre-IPO companies that we believe will be able to file a registration statement with the SEC for an IPO within approximately 12 months after our initial investment, and complete an IPO and obtain an exchange listing within approximately 18 months after the closing of our initial investment. After the IPO is completed, we typically will be subject to a lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO. Once this lockup restriction expires, we expect to sell our shares in the portfolio company in the public markets over the following 12 months. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. Accordingly, we anticipate our typical investment horizon for portfolio investments will be 36 months. However, we may pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment. In each case, we have the discretion to hold securities for a longer period. The table below illustrates our targeted portfolio company investment horizon.

Targeted Portfolio Company Investment Horizon

[1]	Following an IPO, our shares are generally subject to customary 180-day lockup restrictions.

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

We have an IPO, event-driven strategy, and we attempt to generate returns by accepting the risks of owning illiquid securities of later stage private companies. The process of a portfolio company transforming from private to public ownership does not happen automatically, and both the timing and completion of an IPO process is subject to uncertainty. If this process did happen quickly and with certainty, there would be less of an illiquidity discount available to us when we make our investments. Instead, the private to public transformation process takes time and we have incorporated an expected three year holding period into our strategy.

As of September 30, 2012, the total value of our investments in our 19 portfolio companies was $64.8 million, and we had cash and cash equivalents of $10.8 million. On March 15, 2012, we filed a registration statement on Form N-2 for an equity offering of our common stock. On August 23, 2012, we filed our second, and most recent, amendment to the registration statement. Based on our current level of assets and any proceeds we raise from our equity offering, the targeted size of our individual portfolio company investments will be approximately $5 million, but we may invest more than this amount in certain opportunistic situations. We expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets at the time of investment. An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment. We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity. We currently expect to have a portfolio of approximately 25 companies, taking into account our current portfolio composition, our cash and cash equivalents currently available for investment, and the capital from any possible equity offering.

We may also consider making follow-on investments in an existing private portfolio company that is seeking to raise additional capital in subsequent private equity financing rounds. Existing portfolio companies may elect, or be required, to raise additional capital prior to pursuing an IPO for any number of reasons including: (i) to fund additional spending in marketing and/or research and development to develop their business, (ii) to fund working capital deficiencies due to weaker than expected revenue growth or higher than expected operating expenses, (iii) to fund business acquisitions or strategic joint ventures, and (iv) to increase cash reserves in advance of an anticipated IPO. In evaluating follow-on investment opportunities, we typically assess a number of additional factors beyond the three core investment criteria we use in making our initial investment decisions. These additional factors may include: (i) the portfolio company’s continued commitment to an IPO, (ii) the achievement of pre-IPO milestones since our initial investment, (iii) the size of our portfolio company investment relative to our overall portfolio, (iv) any industry trends affecting the portfolio company or other portfolio investments in similar industries, (v) the impact of a follow-on investment on our diversification requirements so we can continue to qualify as a RIC for tax purposes, and (vi) the possible adverse consequences to our existing investment if we elect not to make a follow-on investment, such as the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for a discussion of private equity financings by BrightSource, Xtime and Agilyx subsequent to September 30, 2012.

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

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States’ debt could result in increasing borrowing costs, a falling value of the dollar, less stable financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds. Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of September 30, 2012, accounted for 2.6% percent of our investment portfolio and 2.2% of our gross assets. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

In addition to the downgrade of the U.S. credit rating, on August 8, 2011, S&P downgraded the credit ratings of Fannie Mae, Freddie Mac, and other entities linked to long-term U.S. debt. As of September 30, 2012, our portfolio included $10.6 million of money market funds that invest in U.S. Treasuries and other U.S. Government agency-backed securities. These money market funds could be adversely affected by these recent credit downgrades.

IPO Market Conditions and Developments

The number of U.S. IPOs in the third quarter of 2012 declined to 26, from 31 IPOs in the second quarter of 2012. Total IPO proceeds raised in the third quarter of 2012 amounted to approximately $6.4 billion, compared to approximately $22.7 billion in the second quarter of 2012 (which included the $16 billion Facebook IPO in May 2012). The consumer and technology sectors accounted for half of the IPOs in the third quarter of 2012, During the nine months ended September 30, 2012, 99 U.S. IPOs were completed and raised approximately $35 billion in proceeds (including the Facebook IPO), compared to 96 companies completing IPOs during the nine months ended September 30, 2011 resulting in proceeds of approximately $29 billion. In the period from October 1, 2012 to October 24, 2012, 17 U.S. IPOs have priced raising aggregate proceeds of approximately $4.7 billion.

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

Portfolio and Investment Activity

The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of September 30, 2012 and December 31, 2011, 83.0% and 45.0%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

Portfolio Composition

The following table details the composition of our portfolio company investments by security, at cost and value as of September 30, 2012.

			September 30, 2012
Portfolio Company	Investment Date	Investment Description	Shares/ Warrants	Cost (Per Share)	Cost	Value	Unrealized Appreciation (Depreciation)
Publicly Traded Portfolio Companies:
Solazyme, Inc. (1)	Jul-10	Common Stock	47,927	$8.86	$424,403	$550,681	$126,278
	Q4 2011	Common Stock - Open Market Purchases	50,000	11.07	553,259	574,500	21,241
	Q1 2012	Common Stock - Open Market Purchases	50,000	10.55	527,500	574,500	47,000

Total - Publicly Traded Portfolio Companies					$1,505,162	$1,699,681	$194,519

Private Portfolio Companies That Have an IPO Registration on File:
Corsair Components, Inc. (2)	Jul-11	Common Stock	640,000	$5.33	$3,411,080	$5,460,000	$2,048,920
	Jul-11	Common Stock Warrants	160,000	3.68	589,000	140,000	(449,000)
LifeLock, Inc. (3)	Mar-12	Series E Convertible Preferred Stock	634,711	7.68	4,875,000	6,800,000	1,925,000
	Mar-12	Series E Convertible Preferred Stock Warrants	158,678	0.79	125,000	—	(125,000)

Total - Private Portfolio Companies That Have an IPO Registration on File					$9,000,080	$12,400,000	$3,399,920

Private Portfolio Companies:
Livescribe, Inc.	Jul-10	Series C Convertible Preferred Stock	1,000,000	$0.47	$471,295	$87,000	$(384,295)
	Jul-10	Series C Convertible Preferred Stock Warrants	125,000	0.23	29,205	110	(29,095)
	Jul-11	Series C-1 Convertible Preferred Stock	54,906	0.47	25,925	15,273	(10,652)
	Jul-11	Series C-1 Convertible Preferred Stock Warrants	6,863	0.23	1,556	443	(1,113)
	Nov-11	Series C-1 Convertible Preferred Stock	45,754	0.47	21,603	12,727	(8,876)
	Nov-11	Series C-1 Convertible Preferred Stock Warrants	5,719	0.23	1,297	370	(927)
	Jan-12	Series C-2 Convertible Preferred Stock (4)	184,353	0.10	18,435	16,000	(2,435)
	May-12	Series C-2 Convertible Preferred Stock (4)	184,353	0.10	18,436	16,000	(2,436)
	Jul-12	Series C-2 Convertible Preferred Stock (4)	184,353	0.10	18,435	16,000	(2,435)
MBA Polymers, Inc.	Oct-10	Series G Convertible Preferred Stock	1,100,000	1.00	1,100,000	1,166,000	66,000
	Feb-11	Series G Convertible Preferred Stock	900,000	1.00	900,000	954,000	54,000
BrightSource Energy, Inc. (5)	Feb-11	Series E Convertible Preferred Stock	288,531	8.66	2,500,006	1,820,000	(680,006)
Harvest Power, Inc.	Mar-11	Series B Convertible Preferred Stock	580,496	4.31	2,499,999	3,540,000	1,040,001
Suniva, Inc.	Mar-11	Series D Convertible Preferred Stock	197,942	12.63	2,500,007	1,350,000	(1,150,007)
Xtime, Inc. (5)	Jun-11	Series F Convertible Preferred Stock	1,573,234	1.91	3,000,000	4,430,000	1,430,000
	Aug-11	Common Stock Warrants	22,581	—	—	12,878	12,878
Metabolon, Inc.	Aug-11	Series D Convertible Preferred Stock	2,229,021	1.79	4,000,000	4,280,000	280,000
Kabam, Inc.	Aug-11	Series D Convertible Preferred Stock	1,046,017	1.27	1,328,860	1,070,000	(258,860)
Tremor Video, Inc.	Sep-11	Series F Convertible Preferred Stock	642,994	6.22	4,000,001	3,920,000	(80,001)
TrueCar, Inc.	Sep-11	Common Stock	566,037	5.30	2,999,996	2,690,000	(309,996)
Agilyx Corporation (5)	Dec-11	Series C Convertible Preferred Stock	1,092,956	3.66	4,000,000	3,770,000	(230,000)
Zoosk, Inc.	Jan-12	Series E Convertible Preferred Stock	715,171	4.19	2,999,999	2,999,999	—
SilkRoad, Inc.	Mar-12	Series C Convertible Preferred Stock	12,398,158	0.28	3,500,000	3,500,000	—
	May-12	Series C Convertible Preferred Stock	5,313,496	0.28	1,500,000	1,500,000	—
Glam Media, Inc.	May-12	Series F Convertible Preferred Stock	1,196,315	4.18	4,999,999	4,999,999	—
Stoke, Inc.	Jun-12	Common Stock	1,000,000	3.50	3,500,000	3,500,000	—
Jumptap, Inc.	Jun-12	Series G Convertible Preferred Stock	695,023	7.19	4,999,995	4,999,995	—

Total - Private Portfolio Companies					$50,935,049	$50,666,794	$(268,255)

Total - All Portfolio Companies					$61,440,291	$64,766,475	$3,326,184

(1)	We sold 65,000 shares of Solazyme common stock with an aggregate cost basis of $575,588 during the nine months ended September 30, 2012.
(2)

Corsair Components, Inc. completed a 1-for-5 reverse stock split effective April 24, 2012. As a result of the reverse stock split, the Company now owns 640,000 shares of common stock and warrants to purchase 160,000 shares of common stock at an exercise price of $0.05 per share. Prior to the reverse stock split, the Company owned 3,200,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $0.01 per share.

(3)

LifeLock completed the pricing of its IPO on October 2, 2012, and the shares of LifeLock’s common stock began trading on the New York Stock Exchange on October 3, 2012. In connection with LifeLock’s IPO, the shares of LifeLock’s Series E preferred stock we held automatically converted into 944,513 shares of common stock, based on an adjusted conversion price of $5.29 per share. The Series E preferred stock warrants were cancelled in connection with LifeLock’s IPO. The shares of common stock we received upon conversion of the Series E preferred stock are subject to a 180-day lockup provision which will expire in April 2013.

(4)	Difference in cost basis and unrealized depreciation due to rounding.
(5)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for a discussion of private equity financings by these portfolio companies subsequent to September 30, 2012.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for a discussion of private equity financings by BrightSource, Xtime and Agilyx subsequent to September 30, 2012.

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

NeoPhotonics completed an IPO on February 2, 2011 at a price of $11.00 per share. NeoPhotonics is listed on the New York Stock Exchange under the ticker symbol NPTN. Immediately prior to the IPO, our NeoPhotonics Series X preferred stock converted into 160,000 shares of NeoPhotonics common stock. The shares of NeoPhotonics common stock we received upon conversion were subject to a 180-day lockup provision which expired in August 2011. During the three months ended September 30, 2012, we sold 160,000 shares of NeoPhotonics common stock for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. As of September 30, 2012, we no longer hold any shares of NeoPhotonics.

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

We purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $553,259, or an average price per share of $11.07, including commissions, during the fourth quarter of 2011. We also purchased 50,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $527,500, or an average price per share of $10.55, including commissions, during January 2012.

During the nine months ended September 30, 2012, we sold 65,000 shares of Solazyme’s common stock for an aggregate sales price (net of commissions and selling expenses) of $979,219, or an average price per share of $15.06. We did not sell any shares of Solazyme’s common stock during the three months ended September 30, 2012. At September 30, 2012, we continued to own 147,927 shares of Solazyme’s common stock which were valued at $1,699,681, based on Solazyme’s closing market price of $11.49 per share.

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

On October 24, 2012, BrightSource completed an initial closing of its Series 1 convertible preferred stock financing, which resulted in the automatic conversion of the Series E preferred stock we held into 96,177 shares of BrightSource’s common stock and the elimination of our structural protection associated with the Series E preferred stock. As part of the initial closing of the Series 1 financing round, we made a $397,125 investment in BrightSource’s Series 1 convertible preferred stock, which represented our full pro rata participation amount in the round. Existing preferred stockholders investing their full pro rata participation amount in the Series 1 round also received shares of Series 1A preferred stock and additional shares of common stock. The Series 1A preferred stock which we received for making our pro rata investment in the Series 1 round allowed us to retain the liquidation preference amount that was attributed to our shares of Series E preferred stock, although the Series 1A liquidation preference is subordinate to the liquidation preference of the Series 1 preferred stock.

On April 22, 2011, BrightSource filed a registration statement on Form S-1 for a $250 million IPO of its common stock. After filing a number of amendments to its registration statement, the last of which was filed on March 30, 2012, BrightSource withdrew its registration statement on April 12, 2012.

At September 30, 2012, our Series E convertible preferred stock investment in BrightSource was valued at $1,820,000 based upon a fair value determination made in good faith by our Board of Directors.

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

Corsair had previously filed a registration statement on Form S-1 on April 23, 2010 for an IPO of its common stock. According to amendment No. 10 to its registration statement, Corsair completed a 1-for-5 reverse stock split of its common stock effective April 24, 2012. On May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC. For purposes of this quarterly report on Form 10-Q, with respect to our investment in the common stock and warrants of Corsair, the number of shares and warrants and exercise price of the warrants are reflected after giving effect to this reverse stock split unless otherwise indicated.

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

For financial reporting purposes, our investment in Corsair common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment. At September 30, 2012, our common stock investment in Corsair was valued at $5,460,000 based on a fair value determination made in good faith by our Board of Directors. At September 30, 2012, our common stock warrants in Corsair were valued at $140,000 based on a fair value determination made in good faith by our Board of Directors. On a combined basis, our investment in Corsair’s common stock and warrants has an aggregate cost of $4,000,080 and an aggregate fair value, as of September 30, 2012, of $5,600,000.

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

For financial reporting purposes, our investment in Livescribe’s Series C convertible preferred stock was assigned a cost of $471,295 and the warrants were assigned a cost of $29,205 based on the fair value of the warrants as of the initial investment date calculated using the Black-Scholes option pricing model. At September 30, 2012, our Series C convertible preferred stock investment in Livescribe was valued at $87,000 based on a fair value determination made in good faith by our Board of Directors. At September 30, 2012, our Series C convertible preferred stock warrants in Livescribe were valued at $110 based on a fair value determination made in good faith by our Board of Directors.

On July 8, 2011, we completed a $27,481 investment in the Series C-1 convertible preferred stock and warrants of Livescribe as part of the first tranche which raised a total of $4.5 million from certain of Livescribe’s existing preferred stock investors. On November 14, 2011, we completed a $22,900 investment in the Series C-1 convertible preferred stock and warrants of Livescribe as part of the second tranche which raised a total of $3.7 million from certain of Livescribe’s existing preferred stock investors. We made our decision to invest in the Series C-1 convertible preferred stock round principally on our assessment of Livescribe’s business opportunity and prospects at the time of the investment.

For financial reporting purposes, our investment in Livescribe’s Series C-1 convertible preferred stock was assigned a cost of $47,528, and the warrants were assigned a cost of $2,853 based on the fair value of the warrants as of their respective investment dates calculated using the Black-Scholes option pricing model. At September 30, 2012, our Series C-1 convertible preferred stock investment in Livescribe was valued at $28,000 based on a fair value determination made in good faith by our Board of Directors. At September 30, 2012, our Series C-1 convertible preferred stock warrants in Livescribe were valued at $813 based on a fair value determination made in good faith by our Board of Directors.

On January 12, 2012, we made an investment of $18,435 in the Series C-2 convertible preferred stock of Livescribe as part of the first tranche which raised approximately $3.3 million from certain of Livescribe’s existing preferred stock investors. On May 10, 2012, we made an investment of $18,436 in the Series C-2 convertible preferred stock of Livescribe as part of the second tranche which raised approximately $3.3 million from certain of Livescribe’s existing preferred stock investors. On July 24, 2012, we made an investment of $18,435 in the Series C-2 convertible preferred financing of Livescribe as part of the third and final tranche which raised approximately $3.3 million from certain of Livescribe’s existing preferred stock investors. The proceeds of the Series C-2 convertible preferred stock round were intended to provide additional working capital for Livescribe to continue its operations through 2012, although there are no assurances that Livescribe will have sufficient capital to operate through 2012. If we had not funded, or failed to commit to fund, our pro rata share of the Series C-2 round, our Series C convertible preferred stock would have been converted into common stock at an unfavorable rate compared to the existing conversion rate, and we would have lost any liquation preference or other rights and privileges otherwise applicable to our Series C preferred stock. As part of the Series C-2 convertible preferred stock financing, the conversion price for our shares of Series C and Series C-1 convertible preferred stock were reduced based on the anti-dilution rights of the holders of the Series C and Series C-1 convertible preferred stock. The holders of Series C-2 preferred stock have a liquidation preference that is senior to the liquidation preference of the holders of Series C and C-1 preferred stock. The liquidation preference of the Series C and C-1 preferred stock is pari passu. At September 30, 2012, our Series C-2 convertible preferred stock investment in Livescribe was valued at $48,000 based on a fair value determination made in good faith by our Board of Directors.

On a combined basis, our investment in Livescribe’s Series C and C-1 preferred stock and warrants and Series C-2 preferred stock has an aggregate cost of $606,187 and an aggregate fair value, as of September 30, 2012, of $163,923.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”). Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering. On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock. Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million. MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles. At September 30, 2012, our Series G convertible preferred stock investment in MBA Polymers was valued at $2,120,000 based upon a fair value determination made in good faith by our Board of Directors.

Harvest Power, Inc. On March 9, 2011, we completed a $2,499,999 investment in Series B convertible preferred stock of Harvest Power, Inc. (“Harvest Power”). Our investment in Harvest Power was part of a $66 million Series B preferred stock offering. Founded in 2008 and headquartered in Waltham, Massachusetts, Harvest Power acquires, owns and operates organic waste facilities that convert organic waste, such as food scraps and yard debris, into compost, mulch and renewable energy. On March 30, 2012, Harvest Power completed the $110 million initial closing of a Series C convertible preferred stock financing from new and existing investors. Harvest Power completed an additional tranche of the Series C round for $15 million in July 2012. As a result of the Series C round, our investment in Harvest Power’s Series B preferred stock does not represent an investment in Harvest Power’s most senior equity securities. Further, as part of the Series C convertible preferred stock financing, the preferred dividends on our Series B convertible preferred stock were changed from a cumulative to a non-cumulative dividend. At September 30, 2012, our Series B convertible preferred stock investment in Harvest Power was valued at $3,540,000 based upon a fair value determination made in good faith by our Board of Directors.

Suniva, Inc. On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”). Our investment in Suniva was part of a $106 million Series D preferred stock offering. Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products. At September 30, 2012, our Series D convertible preferred stock investment in Suniva was valued at $1,350,000 based upon a fair value determination made in good faith by our Board of Directors.

Xtime, Inc. On June 14, 2011, we completed a $3,000,000 investment in the Series F convertible preferred stock of Xtime, Inc. (“Xtime”). Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor. Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments. At September 30, 2012, our Series F convertible preferred stock investment in Xtime was valued at $4,430,000 based upon a fair value determination made in good faith by our Board of Directors.

In August 2011, Xtime completed the final closing of the $5 million Series F convertible preferred stock round. As part of the final closing, Xtime’s existing investors who invested more than their pro rata share in the Series F convertible preferred round (based on amounts they had invested in Xtime’s prior preferred stock rounds), received warrants to acquire shares of Xtime’s common stock at an exercise price of $0.01 per share. In order to preserve our post-money, fully diluted ownership interest in Xtime, we also received warrants to acquire 22,581 shares of Xtime common stock on the same terms as the warrants issued to existing investors. In the event Xtime completes a qualifying IPO, the number of warrants will be reduced by 50%. At September 30, 2012, our common stock warrants in Xtime were valued at $12,878 based on a fair value determination made in good faith by our Board of Directors.

On October 5, 2012, Xtime completed a Series 2 convertible preferred stock financing in which we did not participate. Immediately prior to the closing of the Series 2 convertible preferred stock round, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) converted their existing preferred stock into newly-created Series 1A convertible preferred stock and certain warrants to acquire additional shares of Xtime’s common stock for nominal consideration upon an IPO (the “IPO warrants”). As a holder of Series F preferred stock, we received one share of Series 1A preferred stock for each share of Series F preferred stock that we held, plus IPO warrants which grant us the right to acquire additional shares of common stock, calculated at the time of the IPO based on the actual IPO price, at an exercise price of $0.01 per share. We continue to hold warrants to acquire 22,581 shares of Xtime common stock which we received as part of the Series F round.

Metabolon, Inc. On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”). Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor. Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells. Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer. At September 30, 2012, our Series D convertible preferred stock investment in Metabolon was valued at $4,280,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc. On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”). Our investment in Kabam was part of an $86 million Series D preferred stock offering. Founded in 2006 and headquartered in Redwood City, California, Kabam is an Internet-based social gaming company that combines the immersion of massively multiplayer games with the connectivity and interaction of social games. At September 30, 2012, our Series D convertible preferred stock investment in Kabam was valued at $1,070,000 based upon a fair value determination made in good faith by our Board of Directors.

Tremor Video, Inc. On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”). Our investment in Tremor Video was part of a $37 million Series F preferred stock offering. Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to major brand advertisers and publishers of Web videos. At September 30, 2012, our Series F convertible preferred stock investment in Tremor Video was valued at $3,920,000 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc. On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”). Our investment in TrueCar was part of a $50 million common stock offering. Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment. Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle. At September 30, 2012, our common stock investment in TrueCar was valued at $2,690,000 based upon a fair value determination made in good faith by our Board of Directors.

Agilyx Corporation. On December 16, 2011, we completed a $4,000,000 investment in the Series C convertible preferred stock of Agilyx Corporation (“Agilyx”). Our investment in Agilyx was part of a $25 million Series C convertible preferred stock offering, in which we were the lead investor. Founded in 2004 and based in Beaverton, Oregon, Agilyx is an alternative energy company that economically converts difficult-to-recycle waste plastics into high value synthetic oil. At September 30, 2012, our Series C convertible preferred stock investment in Agilyx was valued at $3,770,000 based upon a fair value determination made in good faith by our Board of Directors. On October 9, 2012, Agilyx raised additional funds as part of a Series D convertible preferred stock financing in which we did not participate. As a result of the Series D round, our investment in Agilyx’ Series C preferred stock does not represent an investment in Agilyx’ most senior equity securities.

Zoosk, Inc. On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”). Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering. Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities which allow users to join, browse, and send a limited number of messages for free. Zoosk users can upgrade to a premium subscription for full access or purchase virtual currency to buy select features and virtual gifts. At September 30, 2012, our Series E convertible preferred stock investment in Zoosk was valued at $2,999,999 based upon a fair value determination made in good faith by our Board of Directors.

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

For financial reporting purposes, our investment in LifeLock’s Series E convertible preferred stock was assigned a cost of $4,875,000, and the warrants were assigned a cost of $125,000 based on the fair value of the warrants as of the initial investment date. At September 30, 2012, our Series E convertible preferred stock investment in LifeLock was valued at $6,800,000 based on a fair value determination made in good faith by our Board of Directors. At September 30, 2012, our Series E convertible preferred stock warrants in LifeLock were valued at $0 based on a fair value determination made in good faith by our Board of Directors.

On October 2, 2012, LifeLock priced its IPO at $9.00 per share. The shares of LifeLock’s common stock began trading on the New York Stock Exchange on October 3, 2012. In connection with LifeLock’s IPO, the Series E preferred stock we held automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.7x our investment cost. The Series E preferred stock warrants were cancelled in connection with the IPO. The shares of LifeLock’s common stock we received upon conversion of the Series E preferred stock are subject to a 180-day lockup provision which will expire in April 2013.

SilkRoad, Inc. On March 28, 2012, we made a $3,500,000 investment in the Series C convertible preferred stock of SilkRoad, Inc. f/k/a SilkRoad Technology Holdings, Inc. (“SilkRoad”). On May 9, 2012, we made an additional investment of $1,500,000 in a second tranche of SilkRoad’s Series C convertible preferred stock financing. SilkRoad raised a total of $35 million in the Series C convertible preferred stock financing from new and existing investors in the initial and second tranches. Effective July 17, 2012, SilkRoad changed its corporate name from SilkRoad Technology Holdings, Inc. to SilkRoad, Inc. and raised an additional $2.9 million in a third tranche of the Series C round at the same price and on the same terms as our investment. Founded in 2003 and headquartered in Chicago, Illinois, SilkRoad is a global provider of cloud-based social talent management software, including tools for human resource management systems, recruiting, onboarding, learning, and performance management. SilkRoad’s comprehensive suite of human resource management solutions, the Life Suite, assists companies with managing the entire employee life cycle from pre-hire to retire. At September 30, 2012, our Series C convertible preferred stock investment in SilkRoad was valued at $5,000,000 based upon a fair value determination made in good faith by our Board of Directors.

Glam Media, Inc. On May 25, 2012, we completed a $4,999,999 investment in the Series F convertible preferred stock of Glam Media, Inc. (“Glam Media”). Our investment in Glam Media was part of a $15 million Series F convertible preferred stock offering. Founded in 2004 and headquartered in Brisbane, California, Glam Media is an online media and social networking company focused on matching targeted audiences with targeted content through its properties in the lifestyle, entertainment, home, health and wellness, food and parenting categories. At September 30, 2012, our Series F convertible preferred stock investment in Glam Media was valued at $4,999,999 based upon a fair value determination made in good faith by our Board of Directors.

Stoke, Inc. On June 5, 2012, we completed a $3,500,000 investment in the common stock of Stoke, Inc. (“Stoke”). Our investment in Stoke was structured as a secondary purchase of shares of common stock from certain Stoke employees. Our secondary purchase was facilitated by Stoke. Since Stoke has shares of preferred stock outstanding, our common stock investment in Stoke does not represent an investment in Stoke’s most senior equity securities. Founded in 2004 and headquartered in Santa Clara, California, Stoke is a systems designer and equipment manufacturer for mobile communications infrastructure networks. At September 30, 2012, our common stock investment in Stoke was valued at $3,500,000 based upon a fair value determination made in good faith by our Board of Directors.

Jumptap, Inc. On June 29, 2012, we completed a $4,999,995 investment in the Series G convertible preferred stock of Jumptap, Inc. (“Jumptap”). Our investment in Jumptap was part of a $27.5 million Series G convertible preferred stock offering. Founded in 2005 and headquartered in Cambridge, Massachusetts, Jumptap is a mobile advertising network and data platform that helps global brands to target, place and track advertising on mobile phones and tablets. At September 30, 2012, our Series G convertible preferred stock investment in Jumptap was valued at $4,999,995 based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Convertible Preferred Stock	$49,277,995	$51,262,993	79.15%	$26,347,696	$25,981,874	69.70%
Convertible Preferred Stock Warrants	157,058	923	0.00%	32,058	1,323	0.00%
Common Stock	9,911,076	11,650,000	17.99%	6,411,076	8,399,996	22.54%
Common Stock Warrants	589,000	152,878	0.24%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	1,505,162	1,699,681	2.62%	2,553,250	2,671,631	7.17%

Total	$61,440,291	$64,766,475	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by industry classification at cost and value as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$36,922,871	57.01%	$11,328,857	$11,338,013	30.42%
Cleantech	15,005,174	14,299,681	22.08%	15,053,262	15,438,843	41.42%
Technology	12,106,267	13,543,923	20.91%	9,550,961	10,497,124	28.16%

Total	$61,440,291	$64,766,475	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by geographic region of the United States at cost and value as of September 30, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company at the time of our investment.

	September 30, 2012			December 31, 2011
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$38,440,289	$41,676,480	64.35%	$22,933,073	$24,273,973	65.12%
Northeast	11,499,995	12,459,995	19.24%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,630,000	8.69%	6,500,007	6,500,007	17.44%
Midwest	5,000,000	5,000,000	7.72%	—	—	0.00%

Total	$61,440,291	$64,766,475	100.00%	$35,933,080	$37,273,980	100.00%

Portfolio Activity

The total value of our investments in 19 portfolio companies was $64.8 million at September 30, 2012, as compared to $37.3 million in 14 portfolio companies at December 31, 2011. During the three months ended September 30, 2012, as part of the third and final tranche of the Series C-2 convertible preferred stock of Livescribe, we made an additional investment of $18,435 in the

Series C-2 convertible preferred stock financing. We did not make any investments in new portfolio companies during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we made investments totaling $26.5 million in six new private portfolio companies, approximately $55,000 in an existing private portfolio company, and approximately $0.5 million in Solazyme, an existing publicly traded portfolio company.

During the three months ended Sptember 30, 2012, we sold 160,000 shares of NeoPhotonics’ common stock having an aggregate cost of $1,000,000, or $6.25 per share, for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. The shares of NeoPhotonics’ common stock that we sold were acquired upon conversion of the NeoPhotonics Series X preferred stock we held at the time of its IPO. Accordingly, we realized a capital loss of $121,428 on our sale of these shares during the three months ended September 30, 2012, which represents a 0.88x return on our investment (or a 12% loss) in these shares over our weighted-average holding period of 31 months. As of September 30, 2012, we no longer own any shares of NeoPhotonics.

For a discussion of the changes in the unrealized appreciation (depreciation) on our portfolio company investments during the three months ended September 30, 2012, see “Results of Operations” below.

Portfolio Analysis

As of September 30, 2012, we held investments in 19 portfolio companies, which consisted of the most senior preferred equity in 13 companies and common stock in three companies whose capitalizations consisted of only common stock. As of September 30, 2012: (i) our preferred stock investment in Harvest Power no longer consists of the most senior preferred stock because Harvest Power issued more senior preferred stock in a Series C preferred stock round in March 2012 in which we did not participate, (ii) our common stock investment in Stoke does not consist of the most senior equity securities since Stoke had preferred stock outstanding at the time of our initial investment, and (iii) our initial investment in Livescribe no longer consists of the most senior preferred stock because Livescribe has issued more senior preferred stock since our initial investment; however, we have participated in each of Livescribe’s subsequent financing rounds. Two of our private portfolio companies, BrightSource and Agilyx, in which we owned the most senior equity securities of each company at the time of our investment, raised additional funds in private equity financings subsequent to September 30, 2012. As a result, our initial investments in these two portfolio companies no longer represent their most senior equity securities, although we did participate in BrightSource’s subsequent preferred stock financing round. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”

Our preferred and common stock, warrants, and equity interests are generally non-income producing. Except for the convertible preferred stock investments in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by the portfolio company’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by the portfolio company’s board of directors. During the nine months ended September 30, 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power were changed from a cumulative to a non-cumulative dividend in connection with Harvest Power’s Series C round. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

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

In making our performance assessment, we have grouped our portfolio company investments into three categories. Our first category is our portfolio companies that have completed an IPO, or what we refer to as our publicly traded portfolio companies. Our publicly traded portfolio companies include those companies whose securities we hold may still be subject to a post-IPO lockup restriction. Our second category is our portfolio companies that have filed a registration statement but have not completed an IPO, or what we refer to as private portfolio companies that have filed for an IPO. The third category is our portfolio companies that have neither filed a registration statement nor completed an IPO, or what we refer as our private portfolio companies.

As of September 30, 2012, our portfolio consisted entirely of equity securities. Our one publicly traded portfolio company, Solazyme, represented by value approximately 2.6% of our total portfolio company securities at September 30, 2012. Two of our private portfolio companies, Corsair and LifeLock, had registration statements publicly on file with the SEC and represented by value approximately 19.1% of our total portfolio securities at September 30, 2012. LifeLock completed the pricing of its IPO on October 2, 2012 and began trading on the New York Stock Exchange on October 3, 2012. One of our private portfolio companies, Corsair, was in registration with the SEC to complete an IPO, but announced on May 24, 2012 that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC. Corsair represented by value approximately 8.6% of our total portfolio company securities at September 30, 2012. BrightSource was previously in registration with the SEC, but withdrew its registration statement on April 12, 2012. BrightSource represented by value approximately 2.8% of our total portfolio company securities at September 30, 2012.

The remaining 78.2% of our portfolio company securities by value at September 30, 2012 (including BrightSource) consisted of restricted securities in 16 private companies which have not completed an IPO or have not publicly filed a registration statement for an IPO with the SEC. Over time, as we continue to make additional investments and as our initial investments make progress towards or complete an IPO, we expect our overall portfolio to be more evenly spread across different stages and our targeted timelines for each stage, such as readying for an IPO (first 12 months after our investment), completion of an IPO (at approximately after 18 months after our investment), and disposition of our investment following the post-IPO lockup period (typically, 36 months after our investment).

Publicly Traded Portfolio Companies. NeoPhotonics and Solazyme have completed IPOs and the lockup restrictions on our NeoPhotonics and Solazyme securities expired in August 2011 and November 2011, respectively.

NeoPhotonics priced its IPO and listed on the New York Stock Exchange on February 2, 2011, after an initial registration statement filing on April 15, 2010. Based on our investment date of January 25, 2010, NeoPhotonics filed its registration statement and completed its IPO within three months and 12 months, respectively, of our investment, compared to our targeted time frames of 12 months and 18 months. During the three months ended September 30, 2012, we sold 160,000 shares of NeoPhotonics common stock having an aggregate cost of $1,000,000, or $6.25 per share, for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. The shares of NeoPhotonics common stock that we sold were acquired upon conversion of NeoPhotonics Series X preferred stock at the time of its IPO. Accordingly, we realized a capital loss of $121,428 on our sale of these shares, which represents a 0.88x return on our investment (or a 12% loss) in these shares over our weighted-average holding period of 31 months. As of September 30, 2012, we no longer hold any shares of NeoPhotonics.

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

During the fourth quarter of 2011 and the first quarter of 2012, we purchased an aggregate of 100,000 shares of Solazyme’s common stock in open market transactions for an aggregate purchase price of $1,080,759, or an average price per share of $10.81, including commissions. Our last purchase of Solazyme common stock in open market transactions occurred in January 2012. Although we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, we made additional investments in Solazyme through open market purchases to bring our overall investment in Solazyme closer to our targeted percentage of our gross assets per portfolio company investment. Our initial $1,000,000 private investment in Solazyme was limited due to the level of our gross assets at the time of the initial investment.

During the nine months ended September 30, 2012, we sold 65,000 shares of Solazyme’s common stock at an average price of $15.06 per share (net of commissions and selling expenses) resulting in a realized gain of $403,631, which represents an average 1.7x return on our investment over the 20 to 24 months that we held these shares. However, the price of Solazyme’s shares has since decreased, with a closing price of $11.49 as of September 30, 2012, which, compared to the cost basis of $8.86 per share on our original investment and an average cost basis of $10.81 per share on our open market purchases, is below the targeted return we seek to achieve upon a sale of our investment. We did not sell any shares of Solazyme’s common stock during the three months ended September 30, 2012.

As of September 30, 2012, our original investment in Solazyme has been in our portfolio for 27 months, compared to our targeted 36-month overall holding period. Although we believe that Solazyme has been meeting most of its stated milestones, we believe the market price of this company reflects the inherent risks and uncertainties of the cleantech sector, and the inherent difficulties in evaluating early stage businesses where the achievement of significant revenue and earnings are usually many years in the future. Additionally, the cleantech industry as a whole has been adversely impacted by the recent bankruptcy filing by solar panel manufacturer Solyndra which had previously received a substantial U.S. government loan guarantee, the global uncertainty about continued government subsidies to support these emerging technologies, the continued challenges to find cost effective cleantech solutions, and what is perceived as a currently unfavorable market for cleantech IPOs.

There can be no assurances that we will be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies That Have an IPO Registration on File. Corsair is currently in registration with the SEC to complete its IPO. Corsair filed its initial registration statement with the SEC on April 23, 2010, prior to our investment on July 6, 2011. On May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC. We can give no assurances that Corsair will update its registration statement or complete an IPO, and even if an IPO is completed, when it may be completed, at what price and under what terms, and whether any of our shares will be included for resale in the IPO. As of September 30, 2012, Corsair has been in our portfolio for 15 months, compared to our targeted 18 months to complete an IPO and our targeted 36-month holding period.

LifeLock publicly filed a registration statement in connection with its IPO with the SEC on August 28, 2012, approximately six months following our investment in the company. On October 2, 2012, LifeLock priced its IPO at $9.00 per share. LifeLock’s shares began trading on the New York Stock Exchange under the ticker symbol “LOCK” on October 3, 2012, approximately seven months following our investment compared to our targeted time frame of 18 months. In connection with LifeLock’s IPO, the shares of LifeLock’s Series E preferred stock we held automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.7x our investment cost. The shares of LifeLock’s common stock we received upon conversion of the Series E preferred stock are subject to a 180-day lockup provision which will expire in April 2013.

There can be no assurances that any of our private portfolio companies that have publicly filed a registration statement will be able to complete their IPOs within our targeted time frame, or at all. Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies. As of September 30, 2012, we had investments in 16 private portfolio companies that do not have a registration statement publicly on file with the SEC or have not publicly announced the submission of a registration for confidential review by the SEC. One of the provisions of the JOBS Act allows emerging growth companies to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing. Companies that submit a registration statement for confidential review by the SEC may elect to publicly announce that they have made such confidential submission without disclosing the content of such submission. Our private portfolio company investments consist of convertible preferred stock, common stock, and warrants to purchase preferred stock and common stock. As of September 30, 2012, these private portfolio company investments had an aggregate cost of $50.9 million and an aggregate value of $50.7 million, resulting in net unrealized appreciation of $268,255.

As of September 30, 2012, our initial investments in five private portfolio companies – Livescribe, MBA Polymers, BrightSource, Harvest Power and Suniva – have been in our portfolio for periods between 18 and 27 months, beyond our targeted 18-month time frame to complete an IPO following our initial investment. None of these companies has a registration statement on file with the SEC for an IPO, although BrightSource previously filed a registration statement which was withdrawn on April 12, 2012.

We also have investments in five private portfolio companies – Xtime, Metabolon, Kabam, Tremor Video and TrueCar – which, as of September 30, 2012, have been in our portfolio for periods between 12 and 16 months, beyond our targeted 12-month period to file a registration statement. We do not expect these private portfolio companies to complete an IPO within our targeted 18-month time frame following our initial investment.

Holding Periods. As of September 30, 2012, the average holding period of our 19 portfolio companies was 13.5 months based on our initial investment, and the weighted-average holding period (based on the fair value of each portfolio company as of September 30, 2012) was 10.6 months. The table below analyzes the average and weighted-average holding periods of our 19 portfolio companies by the following categories: (i) those portfolio companies that have completed an IPO or that have a registration statement on file with the SEC, and (ii) those portfolio companies that have not completed an IPO or do not have a registration statement on file with the SEC. Within this latter category, we have further segmented these portfolio companies into the following groups: (i) those portfolio companies in which we have held our initial investment less than 12 months, (ii) those portfolio companies in which we have held our initial investment for between 12 months and 18 months and are beyond our targeted 12-month time frame for filing a registration statement for an IPO, and (iii) those portfolio companies in which we have held our initial investment for more than 18 months and are beyond our targeted 18-month time frame for completing an IPO.

Portfolio Company Holding Period Analysis1

[1]

As of September 30, 2012. Each of our portfolio companies are subject to many risks, including downturns. There is also no assurance that any of our portfolio companies will complete an IPO or other liquidity event.

[2]

Weighted-average holding period is calculated using the holding period of each of our portfolio companies (based on our initial investment date) weighted using the fair value of each portfolio company as of September 30, 2012. Weighted-average holding period calculation excludes NeoPhotonics which was disposed of during Q3 2012.

[3]	LifeLock completed an IPO on October 2, 2012, and its shares of common stock began trading on October 3, 2012, on the New York Stock Exchange under the ticker symbol “LOCK.”
[4]

On May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC.

The weighted-average holding period for our first investment, NeoPhotonics, which we disposed of in its entirety during the three months ended September 30, 2012, was 31 months and was within our targeted 36-month holding period. Excluding NeoPhotonics, three of our portfolio companies – Solazyme, LifeLock and Corsair – have completed an IPO or have a registration statement publicly on file with the SEC and have an aggregate fair value of $14.1 million as of September 30, 2012, or approximately 22% of our invested portfolio as measured by fair value. Five of our portfolio companies – Livescribe, MBA Polymers, BrightSource, Harvest Power and Suniva – have not completed an IPO within our targeted 18-month time frame following our initial investment and have an aggregate fair value of $9.0 million as of September 30, 2012, or approximately 14% of our invested portfolio as measured by fair value.

While the foregoing portfolio company holding period analysis is based on certain discrete events – a registration statement publicly on file with the SEC, the completion of an IPO, and the disposition of our investment – which we refer to as “lagging” indicators, we believe that a number of our portfolio companies continue to prepare for and make progress towards an IPO. Our assessment of a portfolio company’s IPO preparation and progress is based on information our investment adviser may obtain in its quarterly update calls with our portfolio company management teams with respect to certain pre-IPO indicators, or what we refer to as “leading” indicators. These leading indicators include: (i) adding new members of senior management (e.g., a CFO with public company experience), (ii) meeting with investment banking firms and conducting a “bakeoff” to select underwriters, (iii) testing the waters by meeting with prospective institutional IPO investors, (iv) determining (and then achieving) the key operating milestones that need to be met to increase the probability of a successful IPO, (v) holding an IPO “organizational meeting” to begin preparation for the IPO process, and (vi) drafting the IPO registration statement. Due to the confidential nature of our investment adviser’s discussions with management, we are precluded from discussing the presence or absence of these “leading” indicators with respect to specific portfolio companies.

Based on our assessment of these “leading” indicators, we believe that several of our portfolio companies are making progress toward an IPO that is consistent with our targeted time frames and holding periods. However, there can be no assurances that any of our private portfolio companies will publicly file, or confidentially submit, a registration statement within our targeted 12-month time frame or be able to complete an IPO within our targeted 18-month time frame, or at all. Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted 36-month holding period or at prices that would allow us to our targeted 2x return on our investment, or any return at all. In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.

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

Due to the perpetual nature of our corporate structure, we believe that we can be a patient investor in our portfolio companies, allowing them flexibility to access IPO windows when the timing and pricing may be best for the company and us. In the event of a prolonged closure of the IPO markets, we can be flexible as our portfolio companies wait for a market recovery or seek alternative exit strategies. However, there may be situations where our portfolio companies will not perform as planned and thus be unable to go public under any circumstances. There may also be situations where a specific industry or sector will no longer be attractive to IPO investors.

In such cases, we will consider whether the portfolio company has already passed, or is likely to exceed, our targeted 18-month IPO completion period. If we believe the portfolio company will not complete an IPO within this period, our investment adviser has the discretion to consider a number of alternative strategies including:

•	Pursuing a negotiated sale of our interests to an existing investor;

•	Attempting to influence the portfolio company’s management to pursue a strategic merger or sale;

•	Identifying potential third party investors interested in purchasing all or a portion of our interest; and

•

Accessing the trading platforms of private secondary marketplaces that have emerged as an alternative to traditional public equity exchanges to provide liquidity principally to the stockholders of venture capital-backed, private companies, to the extent that such a market may exist for the subject portfolio company.

Our ability to liquidate our investments under any of these strategies will be highly uncertain although we expect to have a greater chance of success if our investments contain structural protections. Nonetheless, even if we are successful in liquidating an investment under these circumstances, we are not likely to achieve our targeted return and we may suffer a loss on our investment.

Structural Protections. Of our investments in 18 private portfolio companies as of September 30, 2012, we have been provided some structural protection with respect to investments in ten of these portfolio companies. However, subsequent to September 30, 2012, our structural protection in BrightSource, which had a structurally protected appreciation multiple at IPO of 1.25x our investment cost, was eliminated when the Series E preferred stock we held was automatically converted into common stock as part of BrightSource’s Series 1 convertible preferred stock financing on October 24, 2012. Accordingly, our structural protection analysis as of September 30, 2012 has been presented, excluding our previous BrightSource structurally protected appreciation since we no longer have structural protection on that investment.

Our structural protections typically include conversion rights upon an IPO which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. Our structural protection in nine private portfolio companies (excluding BrightSource) as of September 30, 2012 can be summarized as follows:

•

Four of these portfolio companies (with an aggregate cost of $19.0 million and aggregate fair value of $20.7 million, respectively, as of September 30, 2012) have structural protections that would, in the event of an IPO, entitle us to receive shares of common stock with a weighted-average aggregate value, at the time of issuance, of 1.56x our investment cost. We refer to this multiple as our structurally protected appreciation multiple.

•

Five of these portfolio companies (with an aggregate cost of $18.0 million and an aggregate fair value of $21.4 million as of September 30, 2012) have a structurally protected appreciation multiple of 2.0x our investment cost upon an IPO.

As of September 30, 2012, our structurally protected appreciation on these investments would, if each of these nine portfolio companies completed an IPO, result in an increase in our unrealized appreciation of $23.6 million at the time of the IPO.

Portfolio Companies with Structurally Protected Appreciation at IPO:	Number of Portfolio Companies	Weighted-Average Structurally Protected Appreciation Multiple at IPO	Cost of Investment as of September 30, 2012 (in millions)	Fair Value of Investment as of September 30, 2012 (in millions)	Potential Increase in Unrealized Appreciation Based on Structural Protections at IPO as of September 30, 2012 (in millions)
Equal to or greater than 1.5x but less than 2.0x (1)	4	1.56x	$19.0	$20.7	$9.0
Equal to 2.0x	5	2.00x	$18.0	$21.4	$14.6
Total	9	1.78x	$37.0	$42.1	$23.6

(1)

Includes LifeLock which had a structurally protected appreciation multiple of 1.7x our investment cost and completed its IPO on October 2, 2012. Our investments in three remaining portfolio companies in this category provide for an increase in the structurally protected appreciation multiple up to 2x our investment cost if the portfolio company fails to complete an IPO within certain time frames. The above table reflects the structurally protected appreciation multiple in effect as of September 30, 2012 for these three portfolio companies.

On October 2, 2012, LifeLock priced its IPO at $9.00 per share. The shares of LifeLock’s common stock began trading on the New York Stock Exchange on October 3, 2012. In connection with LifeLock’s IPO, the 634,711 shares of Series E preferred stock which we purchased in March 2012 for $5 million, or $7.88 per share, were automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The adjusted conversion price of $5.29 per share represents our cost basis in the shares of LifeLock’s common stock we received and was calculated based on our structurally protected appreciation multiple of 1.7x our investment cost of $5.0 million – meaning we received common shares at the time of LifeLock’s IPO that had a market value of $8.5 million based on the $9.00 IPO price. Prior to giving effect to LifeLock’s IPO, as of September 30, 2012, the fair value of our Series E preferred stock investment in LifeLock was $6.8 million and the potential increase in unrealized appreciation based on the structural protections at IPO was $1.7 million, out of the overall potential increase in unrealized appreciation based on the structural protections at IPO of $23.6 million reflected in the above table.

The structurally protected appreciation is calculated assuming each portfolio company completes an IPO. Further, the structurally protected appreciation is not impacted by the IPO price, since the structural protections are designed to derive such appreciation at any IPO price at the time of the IPO. The only exceptions are: (i) the structural protection provided in the Corsair common stock investment where the structurally protected appreciation of 2.0x of our investment cost begins to decline as the Corsair IPO price falls below $10.00 per share, and (ii) the structural protection provided in one of our other private portfolio companies where the structurally protected appreciation of 2.0x of our investment cost begins to decline as the IPO price falls below our cost basis per share. In each of the nine portfolio company investments that have structural protections, it is possible for us to achieve an unrealized appreciation at IPO in excess of the structurally protected appreciation amount where the portfolio company’s IPO price exceeds a threshold amount.

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

Of the nine portfolio companies that have structurally protected appreciation at the time of an IPO, five of these portfolio companies (including LifeLock), as of September 30, 2012, provide us with a senior right and preference upon the portfolio company’s sale or liquidation to receive a distribution of the portfolio company’s assets (after payment of liabilities) equal to 1.7x to 2.0x our investment cost. However, subsequent to September 30, 2012, our preferred stock liquidation preference in one of these portfolio companies was changed to provide us with a senior liquidation preference equal to 1.0x our investment cost, with a right to participate in any remaining distributions (after the payment of all preferred stock liquidation preferences) with the holders of common stock on an as converted basis. Our ability to realize the structurally protected appreciation at the time of a sale or liquidation of the portfolio company will depend on a number of factors including each portfolio company’s completion of a sale or liquidation, the realization of sales or liquidation proceeds (after payment of liabilities) sufficient to pay our senior preference amount, any adjustment to our preference amount that may be negotiated prior to any sale or liquidation, and the possible subsequent issuance of more senior securities that may make our preference rights subordinate to the preference rights of senior security holders. Upon a sale or liquidation of these portfolio companies, we also retain the right to convert our shares of preferred stock to common if, upon conversion, the amount we would receive on our common stock is greater than our preference amount. In addition to these five portfolio companies, we also have structurally protected appreciation with respect to a sale of Corsair which would entitle us to receive 2.0x our investment cost in such sale; provided, however, that our 2.0x structural protection in a sale begins to decline if the Corsair sale price falls below $10.00 per share.

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

Set forth below are the results of operations for the three and nine months ended September 30, 2012 and 2011.

Comparison of Three Months ended September 30, 2012 and 2011

Investment Income. For the three months ended September 30, 2012 and 2011, we earned interest and dividend income from money market investments of $537 and $6,382, respectively, a decrease of $5,845 compared to the prior period. No other investment income was recorded during the three months ended September 30, 2012 and 2011.

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

Operating expenses for the three months ended September 30, 2012 and 2011 were $1,083,052 and $589,596, respectively, an increase of $493,456 compared to the prior period. A summary of the items comprising the increase in our operating expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is set forth in the table below.

	Three Months Ended
	September 30, 2012	September 30, 2011	Increase / (Decrease)
Operating Expenses
Base management fees	$383,061	$389,007	$(5,946)
Incentive fees	242,117	(155,391)	397,508
Administrative expenses allocated from investment adviser	157,372	96,757	60,615
Legal and professional fees	119,831	89,337	30,494
Directors’ fees	40,000	31,289	8,711
Stock transfer agent fees	17,934	40,555	(22,621)
Printing and fulfillment expenses	24,102	23,444	658
Postage and delivery expenses	7,343	7,201	142
Stock issuance expenses	—	1,625	(1,625)
Travel and entertainment expenses	19,137	20,064	(927)
General and administrative expenses	72,155	45,708	26,447

Total Operating Expenses	$1,083,052	$589,596	$493,456

The decrease of $5,946 in base management fees for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was the result of a decrease in our gross assets on which the base management fee is calculated.

The increase of $397,508 in incentive fees for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was the result of $1,332,013 in net unrealized appreciation offset by $121,428 of realized capital losses on our portfolio company investments during the three months ended September 30, 2012, compared to $776,954 of net unrealized depreciation on our portfolio company investments during the three months ended September 30, 2011. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $60,615 in administrative expenses allocated from our investment adviser for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $30,494 in legal and professional fees for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily the result of: (i) an increase in valuation services fees of $15,643 associated with the increase in our portfolio company investments since September 30, 2011, and (ii) an increase of $15,000 in fees paid to public relations firms driven by our focus on building and enhancing our stockholder communications, investor relations and brand marketing programs.

The increase of $8,711 in directors’ fees for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was the result of (i) an increase in the number of independent directors from three to four, and (ii) increases in annual fees paid to independent directors.

The decreases of $22,621 in stock transfer agent fees during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 were primarily the result of higher transfer agent fees prior to the listing of our common stock on Nasdaq in December 2011.

The decrease of $1,625 in stock issuance expenses during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was the result of the conclusion of our continuous public offering on June 30, 2011, with the final closing occurring in July 2011.

The increase of $26,447 in general and administrative expenses during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily the result of increases in seminar and conference fees and insurance expenses, which were partially offset by decreases in marketing and advertising expenses and bank service charges.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began in anticipation of the listing of our common stock on Nasdaq Capital Market in December 2011. We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets from time to time to raise additional capital to fund new portfolio company investments. While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in the Company and an active trading market for our shares.

Our operating expenses (excluding base management fees, incentive fees and stock issuance costs) for the three months ended September 30, 2012 and 2011 were $457,874 and $354,355, respectively, an increase of $103,519 compared to the prior period. This increase was primarily related to increases in administrative expenses allocated from our investment adviser, legal and professional fees, and general and administrative expenses. We expect our operating expenses (excluding base management fees, incentive fees and stock issuance costs) to range from $500,000 to $625,000 each quarter through the end of 2013; however, such expenses are expected to increase to about $750,000 each quarter if we are successful in completing an equity offering. We do not expect to incur significant incremental operating expenses (excluding base management fees, incentive fees and stock issuance costs) from any increase in our capital base from approximately $100 million to $250 million. Accordingly, based on our current level of assets and any proceeds we raise from future equity offerings, we would expect our annualized operating expense ratio to decline as we raise more capital since the rate of increase in total operating expenses (including base management fees) should be less than the rate of increase in our net assets as a result of an equity offering.

Net Investment Loss. Net investment losses for the three months ended September 30, 2012 and 2011 were $1,082,515 and $583,214, respectively. The increase of $499,301 in net investment loss for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is attributable to an increase in our operating expenses of $493,456, primarily the result of an increase in incentive fees, which were partially offset by a decrease in our interest and dividend income of $5,845.

Basic and diluted net investment loss per common share was $0.12 for the three months ended September 30, 2012 compared to basic and diluted net investment loss per common share of $0.06 for the three months ended September 30, 2011.

Realized Gains (Losses) on Investments. For the three months ended September 30, 2012 and 2011, realized losses on investments totaled $121,428 and $0, respectively. During the three months ended September 30, 2012, we sold 160,000 shares of NeoPhotonics common stock having an aggregate cost of $1,000,000, or $6.25 per share, for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. Accordingly, we realized a capital loss of $121,428 on our sale of these shares during the three months ended September 30, 2012. During the three months ended September 30, 2011, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no realized gains or losses during the three months ended September 30, 2011.

Net Change in Unrealized Appreciation (Depreciation) on Investments. For the three months ended September 30, 2012 and 2011, the net change in unrealized appreciation (depreciation) on investments totaled $1,332,013 and $(776,954), respectively.

The following table summarizes the cost and value of our portfolio company investments as of September 30, 2012 and June 30, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation (depreciation) on investments of $1,332,013 for the three months ended September 30, 2012.

	September 30, 2012			June 30, 2012
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)
Private Portfolio Companies:
Livescribe, Inc.	$606,187	$163,923	$(442,264)	$587,752	$180,412	$(407,340)	$(34,924)
MBA Polymers, Inc.	2,000,000	2,120,000	120,000	2,000,000	2,240,000	240,000	(120,000)
BrightSource Energy, Inc.	2,500,006	1,820,000	(680,006)	2,500,006	2,190,000	(310,006)	(370,000)
Harvest Power, Inc.	2,499,999	3,540,000	1,040,001	2,499,999	3,500,000	1,000,001	40,000
Suniva, Inc.	2,500,007	1,350,000	(1,150,007)	2,500,007	1,510,000	(990,007)	(160,000)
Xtime, Inc.	3,000,000	4,442,878	1,442,878	3,000,000	3,749,040	749,040	693,838
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,600,000	1,599,920	—
Metabolon, Inc.	4,000,000	4,280,000	280,000	4,000,000	4,000,000	—	280,000
Kabam, Inc.	1,328,860	1,070,000	(258,860)	1,328,860	1,100,000	(228,860)	(30,000)
Tremor Video, Inc.	4,000,001	3,920,000	(80,001)	4,000,001	4,000,001	—	(80,001)
TrueCar, Inc.	2,999,996	2,690,000	(309,996)	2,999,996	2,999,996	—	(309,996)
Agilyx Corporation	4,000,000	3,770,000	(230,000)	4,000,000	4,000,000	—	(230,000)
Zoosk, Inc.	2,999,999	2,999,999	—	2,999,999	2,999,999	—	—
LifeLock, Inc.	5,000,000	6,800,000	1,800,000	5,000,000	5,000,000	—	1,800,000
SilkRoad, Inc.	5,000,000	5,000,000	—	5,000,000	5,000,000	—	—
Glam Media, Inc.	4,999,999	4,999,999	—	4,999,999	4,999,999	—	—
Stoke, Inc.	3,500,000	3,500,000	—	3,500,000	3,500,000	—	—
Jumptap, Inc.	4,999,995	4,999,995	—	4,999,995	4,999,995	—	—
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	—	—	—	1,000,000	790,400	(209,600)	209,600
Solazyme, Inc.	1,505,162	1,699,681	194,519	1,505,162	2,056,185	551,023	(356,504)

Total	$61,440,291	$64,766,475	$3,326,184	$62,421,856	$64,416,027	$1,994,171	$1,332,013

The net change in unrealized depreciation in Solazyme, one of our publicly traded portfolio company investments, during the three months ended September 30, 2012 reflects the change in market price for this portfolio company, and we will continue to be subject to market fluctuations in the price of Solazyme. The net change in unrealized depreciation in NeoPhotonics was the result of our disposition of all of the shares we held in NeoPhotonics during the three months ended September 30, 2012. The change in unrealized appreciation (depreciation) on certain of our private portfolio company investments during the three months ended September 30, 2012 is primarily attributable to one or more of the following reasons:

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

A discussion of the net change in unrealized (depreciation) during the three months ended September 30, 2012 for certain of our portfolio company investments follows:

•

The appreciation in the fair value of our investment in LifeLock during the three months ended September 30, 2012 was primarily the result of a reduction in our weighting of the precedent transaction value in favor of a weighting to the IPO value and the discount for lack of marketability applied to our LifeLock investment, which were based on LifeLock’s progress toward an IPO, including the filing of a registration statement on August 28, 2012 and LifeLock’s commencement of an IPO road show in September 2012.

•

The appreciation in the fair value of our investment in Xtime during the three months ended September 30, 2012 was the result of a number of factors including Xtime’s equity value as implied by the terms of Xtime’s Series 2 convertible preferred stock financing (including the conversion the shares of Series F preferred stock we held for newly-created Series 1A convertible preferred stock and certain warrants to acquire additional shares of Xtime’s common stock for nominal consideration upon an IPO), which financing was substantially negotiated as of September 30, 2012 and closed on October 5, 2012.

•

The depreciation in the fair value of our investment in BrightSource during the three months ended September 30, 2012 was the result of the implied equity value of BrightSource derived from the initial closing of BrightSource’s Series 1 convertible preferred stock financing, which was substantially negotiated as of September 30, 2012 and held on October 24, 2012, the securities we received in connection with the conversion of the Series E preferred, our pro rata participation in the Series 1 convertible preferred stock financing, and other factors.

•

The changes in the fair value of our investments in Metabolon, TrueCar and Agilyx during the three months ended September 30, 2012 were the result of reductions in our weightings of the precedent transaction value based on the length of time which has transpired since the closing of our investments, our increased weightings on values derived under the comparable public company and discounted cash flow methods, and other factors.

The net change in unrealized appreciation (depreciation) on investments of $(776,954) for the three months ended September 30, 2011 was comprised of: (i) an increase of $105,000 in unrealized appreciation on our common stock investment in NeoPhotonics, (ii) an decrease of $1,358,000 in unrealized appreciation on our common stock investment in Solazyme, (iii) an increase of $259,030 in unrealized depreciation on our preferred stock and preferred stock warrants investment in Livescribe, (iv) an increase of $725,920 in unrealized appreciation on our common stock investment in Corsair, and (v) an increase of $9,156 in unrealized appreciation on our common stock warrants in Xtime. The primary factor driving the net change in unrealized appreciation (depreciation) on NeoPhotonics and Solazyme, both publicly traded portfolio companies, during the three months ended September 30, 2011 was a change in market prices for these companies.

Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the value currently reflected in our financial statements, and this difference could be material.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information. The net increase in our net assets resulting from operations for the three months ended September 30, 2012 was $128,070, which included $121,428 in realized losses and $1,332,013 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the three months ended September 30, 2011 of $1,360,168, which included $776,954 in net unrealized depreciation on investments recorded during such period.

Basic and diluted net increase in net assets resulting from operations per common share was $0.01 for the three months ended September 30, 2012, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.15 per common share for the three months ended September 30, 2011.

Comparison of Nine Months ended September 30, 2012 and 2011

Investment Income. For the nine months ended September 30, 2012 and 2011, we earned interest and dividend income from certificates of deposit and money market investments of $3,377 and $49,660, respectively, a decrease of $46,283 compared to the prior period. No other investment income was recorded during the nine months ended September 30, 2012 and 2011.

Operating Expenses. Operating expenses for the nine months ended September 30, 2012 and 2011 were $3,196,180 and $2,615,907, respectively, an increase of $580,273 compared to the prior period. A summary of the items comprising the increase in our operating expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is set forth in the table below.

	Nine Months Ended
	September 30, 2012	September 30, 2011	Increase / (Decrease)
Operating Expenses
Base management fees	$1,151,127	$764,375	$386,752
Incentive fees	453,498	(2,871)	456,369
Administrative expenses allocated from investment adviser	476,645	330,263	146,382
Legal and professional fees	522,083	357,135	164,948
Directors’ fees	120,000	90,289	29,711
Stock transfer agent fees	47,100	163,215	(116,115)
Printing and fulfillment expenses	89,548	152,583	(63,035)
Postage and delivery expenses	51,825	136,696	(84,871)
Stock issuance expenses	—	114,388	(114,388)
Travel and entertainment expenses	63,758	304,503	(240,745)
General and administrative expenses	220,596	205,331	15,265

Total Operating Expenses	$3,196,180	$2,615,907	$580,273

The increase of $386,752 in base management fees for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was the result of an increase in our gross assets on which the base management fee is calculated. The increase in our gross assets was primarily the result of the net proceeds received during 2011 from the sale of common stock in our continuous public offering, which concluded on June 30, 2011.

The increase of $456,369 in incentive fees for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was the result of $1,985,284 in net unrealized appreciation and $282,203 of realized capital gains on our portfolio company investments during the nine months ended September 30, 2012, compared to $14,536 of net unrealized depreciation on our portfolio company investments during the nine months ended September 30, 2011. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $146,382 in administrative expenses allocated from our investment adviser for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $164,948 in legal and professional fees for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily the result of: (i) an increase in audit and tax fees of $77,771 associated with the increase in our portfolio company investments since September 30, 2011, (ii) an increase of $60,848 in fees paid to public relations firms driven by our focus on building and enhancing our stockholder communications, investor relations and brand marketing programs, (iii) an increase in valuation services of $37,281 associated with the increase in our portfolio company investments since September 30, 2011, and (iv) an increase in website design and maintenance fees of $14,100. The increase in legal and professional fees for the nine months ended September 30, 2012 was partially offset by a decrease in other consulting fees of $38,203.

The increase of $29,711 in directors’ fees for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was the result of (i) an increase in the number of independent directors from three to four, and (ii) increases in annual fees paid to independent directors.

The decreases of: (i) $116,115 in stock transfer agent fees, (ii) $63,035 in printing and fulfillment expenses, and (iii) $84,871 in postage and delivery expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 were primarily the result of higher transfer agents fees prior to the listing of our common stock on Nasdaq Capital Market in December 2011 and increased printing and production volume and related mailing of investor and marketing materials during the nine months ended September 30, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The decrease of $114,388 in stock issuance expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was the result of the conclusion of our continuous public offering on June 30, 2011.

The decrease of $240,475 in travel and entertainment expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily the result of increased travel and travel-related expenses related to investor conferences and meetings during the nine months ended September 30, 2011 associated with our continuous public offering, which concluded June 30, 2011.

The increase of $15,265 in general and administrative expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily the result of decreases in marketing and advertising expenses and bank service charges, partially offset by increases in database and information services subscription expenses, regulatory fees, and insurance expenses.

Net Investment Loss. Net investment losses for the nine months ended September 30, 2012 and 2011 were $3,192,803 and $2,566,247, respectively. The increase of $626,556 in net investment loss for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is attributable to an increase in our operating expenses of $580,273, along with a decrease in our interest and dividend income of $46,283.

Basic and diluted net investment loss per common share was $0.34 for the nine months ended September 30, 2012 compared to basic and diluted net investment loss per common share of $0.42 for the nine months ended September 30, 2011.

Realized Gains (Losses) on Investments. For the nine months ended September 30, 2012 and 2011, realized gains on investments totaled $282,203 and $0, respectively. During the nine months ended September 30, 2012, we sold 65,000 shares of Solazyme’s common stock having an aggregate cost of $575,588, or $8.86 per share, for an aggregate sales price (net of commissions and selling expenses) of $979,219, or an average price per share of $15.06. The shares of Solazyme’s common stock that we sold were specifically identified as the shares we acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a capital gain of $403,631 on our sale of these Solazyme shares in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we also sold 160,000 shares of NeoPhotonics common stock having an aggregate cost of $1,000,000, or $6.25 per share, for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. Accordingly, we realized a capital loss of $121,428 on our sale of these NeoPhotonics shares in the nine months ended September 30, 2012. During the nine months ended September 30, 2011, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no realized gains or losses during the nine months ended September 30, 2011.

Net Change in Unrealized Appreciation (Depreciation) on Investments. For the nine months ended September 30, 2012 and 2011, the net change in unrealized appreciation (depreciation) on investments totaled $1,985,284 and $(14,356), respectively.

The following table summarizes the cost and value of our portfolio company investments as of September 30, 2012 and December 31, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation (depreciation) on investments of $1,985,284 for the nine months ended September 30, 2012.

	September 30, 2012			December 31, 2011
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)
Private Portfolio Companies:
Livescribe, Inc.	$606,187	$163,923	$(442,264)	$550,881	$154,324	$(396,557)	$(45,707)
MBA Polymers, Inc.	2,000,000	2,120,000	120,000	2,000,000	2,000,000	—	120,000
BrightSource Energy, Inc.	2,500,006	1,820,000	(680,006)	2,500,006	2,500,006	—	(680,006)
Harvest Power, Inc.	2,499,999	3,540,000	1,040,001	2,499,999	2,499,999	—	1,040,001
Suniva, Inc.	2,500,007	1,350,000	(1,150,007)	2,500,007	2,500,007	—	(1,150,007)
Xtime, Inc.	3,000,000	4,442,878	1,442,878	3,000,000	3,009,156	9,156	1,433,722
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)
Metabolon, Inc.	4,000,000	4,280,000	280,000	4,000,000	4,000,000	—	280,000
Kabam, Inc.	1,328,860	1,070,000	(258,860)	1,328,860	1,328,860	—	(258,860)
Tremor Video, Inc.	4,000,001	3,920,000	(80,001)	4,000,001	4,000,001	—	(80,001)
TrueCar, Inc.	2,999,996	2,690,000	(309,996)	2,999,996	2,999,996	—	(309,996)
Agilyx Corporation	4,000,000	3,770,000	(230,000)	4,000,000	4,000,000	—	(230,000)
Zoosk, Inc.	2,999,999	2,999,999	—	—	—	—	—
LifeLock, Inc.	5,000,000	6,800,000	1,800,000	—	—	—	1,800,000
SilkRoad, Inc.	5,000,000	5,000,000	—	—	—	—	—
Glam Media, Inc.	4,999,999	4,999,999	—	—	—	—	—
Stoke, Inc.	3,500,000	3,500,000	—	—	—	—	—
Jumptap, Inc.	4,999,995	4,999,995	—	—	—	—	—
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	—	—	—	1,000,000	732,800	(267,200)	267,200
Solazyme, Inc.	1,505,162	1,699,681	194,519	1,553,250	1,938,831	385,581	(191,062)

Total	$61,440,291	$64,766,475	$3,326,184	$35,933,080	$37,273,980	$1,340,900	$1,985,284

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the nine months ended September 30, 2012 reflects the change in market prices for these portfolio companies and our disposition of these investments, and we will continue to be subject to market fluctuations in the prices of our remaining investment in Solazyme. The change in unrealized appreciation (depreciation) on certain of our private portfolio company investments during the nine months ended September 30, 2012 is primarily attributable to one or more of the following reasons:

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

A discussion of the net change in unrealized (depreciation) during the nine months ended September 30, 2012 for certain of our portfolio company investments follows:

•

The appreciation in the fair value of our investment in LifeLock during the nine months ended September 30, 2012 was primarily the result of a reduction in our weighting of the precedent transaction value in favor of a weighting to the IPO value and the reduction in the discount for lack of marketability applied to our LifeLock investment, which were based on LifeLock’s progress toward an IPO, including the filing of a registration statement on August 28, 2012 and LifeLock’s commencement of an IPO road show in September 2012.

•

The depreciation in the fair value of our investment in BrightSource during the nine months ended September 30, 2012 was the result of the implied equity value of BrightSource derived from the initial closing of BrightSource’s Series 1 convertible preferred stock financing, the securities we received in connection with the conversion of the Series E preferred, our pro rata participation in the Series 1 convertible preferred stock financing, and other factors.

•

The appreciation in the fair value of our investment in Harvest Power during the nine months ended September 30, 2012 was primarily the result of Harvest Power’s equity value as implied by the Series C convertible preferred stock financing, which was initially closed in March 2012 with an additional closing in July 2012, and other factors.

•

The depreciation in the fair value of our investment in Suniva during the nine months ended September 30, 2012 was primarily the result of a deterioration in Suniva’s operating performance compared to projections, reductions in the 2012 budget relative to previous projections, reductions in the relevant multiples of comparable public companies since the date of our investment, and changes in Suniva’s financial condition during the nine months ended September 30, 2012.

•

The appreciation in the fair value of our investment in Xtime during the nine months ended September 30, 2012 was the result of Xtime’s equity value as implied by the terms of Xtime’s Series 2 convertible preferred stock financing (including the conversion the shares of Series F preferred stock we held for newly-created Series 1A convertible preferred stock and certain warrants to acquire additional shares of Xtime’s common stock for nominal consideration upon an IPO), a reduction in our weighting of the precedent transaction value based on the length of time which has transpired since the closing of our investment, and other factors.

•

The changes in the fair values of our investments in Metabolon, Kabam, TrueCar and Agilyx during the nine months ended September 30, 2012 were the result of reductions in our weightings of the precedent transaction value based on the length of time which has transpired since the closing of our investments, our increased weightings on values derived under the comparable public company, discounted cash flow and comparable transaction methods, as applicable, and other factors.

The net change in unrealized appreciation (depreciation) on investments of $(14,356) for the nine months ended September 30, 2011 was comprised of: (i) an decrease of $449,000 in unrealized appreciation on our common stock investment in NeoPhotonics, (ii) an increase of $22,991 in unrealized depreciation on our common stock investment in Solazyme, (iii) an increase of $277,441 in unrealized depreciation on our preferred stock and preferred stock warrants investment in Livescribe, (iv) an increase of $725,920 in unrealized appreciation on our common stock investment in Corsair, and (v) an increase of $9,156 in unrealized appreciation on our common stock warrants in Xtime. The primary factor driving the net change in unrealized appreciation (depreciation) on NeoPhotonics and Solazyme, both publicly traded portfolio companies, during the nine months ended September 30, 2011 was a change in market prices for these companies.

Net Decrease in Net Assets Resulting From Operations and Per Share Information. The net decrease in our net assets resulting from operations for the nine months ended September 30, 2012 was $925,316, which included $282,203 in realized gains and $1,985,284 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the nine months ended September 30, 2011 of $2,580,603, which included $14,536 in net unrealized depreciation on investments recorded during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.10 for the nine months ended September 30, 2012, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.42 per common share for the nine months ended September 30, 2011.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $10,801,679. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. The investment income we generate from these money market funds is not expected to be significant. Cash needed to fund our near-term operating expenses is held in a bank depository account.

As of September 30, 2012, we were fully invested based on our currently available funds. It is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses. We intend to access the capital markets from time to time in the future to raise cash to fund new investments. We expect to have a portfolio of approximately 25 companies, taking into account our current portfolio composition and the capital from any possible equity offering. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any. We expect to deploy the proceeds from any equity offering within six to 12 months after the completion of any offering.

As of September 30, 2012, we had no indebtedness and total accounts payable and accrued expenses of $1,066,231, including amounts owed to our investment adviser. As of September 30, 2012, amounts owed to our investment adviser consist of $124,735 of base management fees, $52,188 of administrative expenses, and $721,677 of accrued incentive fees related to net unrealized appreciation and realized gain on our investments as of September 30, 2012. See “Investment Advisory and Administrative Services Agreement” below.

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

On March 15, 2012, we filed a registration statement on Form N-2 for an equity offering of our common stock. On August 23, 2012 we filed our second, and most recent, amendment to the registration statement. For the three and nine months ended September 30, 2012, we incurred $19,576 and $261,091, respectively, in offering expenses associated with the equity offering, including the preparation of the registration statement filed in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if we do not complete the equity offering.

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

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. Our stock repurchase program was originally set to expire on November 8, 2012; however, on October 26, 2012, our Board of Directors extended our stock repurchase program for an additional six months. The program will now expire on May 8, 2013, unless extended further by our Board of Directors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Details of the monthly share repurchases under our stock repurchase program during the three months ended September 30, 2012 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 2012	—	$—	$—	—	$—	$4,722,802
August 2012	5,469	38,648	7.07	5,469	38,648	4,684,154
September 2012	26,013	193,097	7.42	26,013	193,097	4,491,057

Total - Q3 2012	31,482	$231,745	$7.36	31,482	$231,745

(1)

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $ 5.0 million. The stock repurchase program was originally set to expire on November 8, 2012; however, on October 26, 2012, our Board of Directors extended our stock repurchase program for an additional six months. The program will now expire on May 8, 2013, unless extended further by our Board of Directors.

Since the inception of our stock repurchase program, we have repurchased 70,470 shares of our common stock at an average price of $7.22 per share, including commissions, for a total cost of $508,943, and our net asset value per share has increased by $0.01 per share as a result of these share repurchases. The 70,470 shares of common stock repurchased under our stock repurchase program have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of September 30, 2012.

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

For federal income tax purposes, distributions paid to our stockholders are characterized and reported as ordinary income, return of capital, long-term capital gains or a combination thereof. Our distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for federal income tax purposes since we did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011.

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

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define for this purpose as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts. Our Board of Directors currently intends to declare distributions (if any) at least annually, at the end of each year. Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders. Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors intends to distribute to our stockholders in the fourth quarter of this year the net realized capital gains (if any) from any dispositions of our shares of NeoPhotonics and Solazyme.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. We recorded Base Fees of $383,061 and $389,007 for the three months ended September 30, 2012 and 2011, respectively. We recorded Base Fees of $1,151,127 and $764,375 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, Base Fees payable to the investment adviser were $124,735 and $130,969, respectively.

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

During the three months ended September 30, 2012, we recorded an incentive fee expense of $242,117 resulting from: (i) an increase in net unrealized appreciation on our portfolio company investments of $1,332,013 during such period, and (ii) a decrease in our cumulative net realized capital gains of $121,428 during such period. For the three months ended September 30, 2011, we recorded a reduction in incentive fee expense of $155,391 resulting from a decrease in net unrealized appreciation on our portfolio company investments of $766,954 during such period.

During the nine months ended September 30, 2012, we recorded an incentive fee expense of $453,498 resulting from: (i) an increase in net unrealized appreciation of $1,985,284 on our portfolio company investments during such period, and (ii) an increase in our cumulative net realized capital gains of $282,203 during such period. For the nine months ended September 30, 2011, we recorded a reduction in incentive fee expense of $2,871 resulting from a decrease in net unrealized appreciation on our portfolio company investments of $14,356 during such period.

As of September 30, 2012 and December 31, 2011, we had accrued incentive fees payable to the investment adviser in the amounts of $721,677 and $268,180, respectively. The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below our investment cost and incentive fees previously paid. Accordingly, the accrued incentive fee of $665,237 as of September 30, 2012 related to net unrealized appreciation of $3,326,184 as of September 30, 2012 may differ from the actual incentive fee that may be paid to the investment adviser depending on whether we are ultimately able to dispose of our portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of September 30, 2012. Further, the accrued incentive fee of $56,440 as of September 30, 2012 related to the cumulative net realized capital gain of $282,203 as of September 30, 2012 may differ from the actual incentive fee paid to the investment adviser depending on the performance of our portfolio company investments taken as a whole for the year ended December 31, 2012. As of September 30, 2012, no incentive fees related to the cumulative net realized capital gain of $282,203 would have been due and payable to the investment adviser since the aggregate unrealized depreciation on our investments that have a fair value below our investment cost exceeded the amount of the cumulative net realized capital gain.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

However, during the three and nine months ended September 30, 2012, no portion of our Chief Compliance Officer’s compensation was allocated to us since he is also a member of the investment adviser’s Investment Committee. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

We recorded allocated administrative expenses of $157,372 and $96,757 for the three months ended September 30, 2012 and 2011, respectively, and allocated administrative expenses of $476,645 and $330,263 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, allocated administrative expenses payable to the investment adviser were $52,188 and $47,285, respectively. We also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer. In consideration for certain separation services, the former Chief Financial Officer was paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period November 16, 2011 through April 30, 2012.

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

As of September 30, 2012, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Valuation of portfolio company investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. As of September 30, 2012 and December 31, 2011, 83.0% and 45.0%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

As of September 30, 2012, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investment in the common stock of Solazyme, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in November 2011.

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

The following provides quantitative information about our Level 3 fair value measurements as of September 30, 2012:

	September 30, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average (1)
Private Portfolio Company	$51,262,993	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
Investments: Convertible Preferred Stock		Comparable transactions	Revenue multiple	3.5		12.7	8.5
		Comparable public companies	Revenue multiple	0.5	to	7.0	2.8
			EBITDA multiple	4.2	to	37.1	10.7
			P/E multiple	6.4	to	15.7	12.8
			Discount for lack of marketability	20%	to	45%	34%
		Discounted cash flow	Discount rate	23%	to	50%	36%
			Terminal revenue multiple	0.7	to	7.0	4.5
			Terminal EBITDA multiple	6.8	to	23.7	15.4
			Terminal P/E multiple	13.5	to	21.6	17.3
			Discount for lack of marketability	20%	to	45%	34%
Private Portfolio Company Investments: Convertible Preferred Stock Warrants	$923	Option pricing model	Comparable public company equity volatility	49%	to	53%	51%
Private Portfolio Company Investments: Common Stock	$11,650,000	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable public companies	Revenue multiple	0.3	to	3.6	1.8
			EBITDA multiple	3.7	to	11.9	6.8
			P/E multiple	9.6	to	24.6	15.6
			Discount for lack of marketability	30%	to	35%	33%
		Discounted cash flow	Discount rate	35%	to	50%	38%
			Terminal revenue multiple	0.5	to	5.9	2.8
			Terminal EBITDA multiple	5.4	to	17.0	9.2
			Terminal P/E multiple	15.3	to	32.2	22.3
			Discount for lack of marketability	30%	to	35%	33%
Private Portfolio Company Investments: Common Stock Warrants	$152,878	Option pricing model	Comparable public company equity volatility	48%	to	48%	48%

(1)	Weighted average based on fair value of as of September 30, 2012.

We currently have engaged third-party valuation firms to conduct an initial valuation review of each new private portfolio company investment and, in accordance with our valuation policy, periodic updated valuation reviews for our portfolio investments that are not publicly traded.

Federal Income Taxes. From incorporation through December 31, 2009, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of September 30, 2012.

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

To maintain RIC tax treatment, we must meet specified source-of-income and asset diversification requirements (as described below) and distribute annually at least 90% of our investment company taxable income. Because federal income tax rules differ from accounting principles generally accepted in the United States, distributions in accordance with tax rules may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature.

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

We would also be subject to an excise tax imposed on RICs if we fail to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years. We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains).

Recent Developments

On October 2, 2012, LifeLock priced its IPO at $9.00 per share. The shares of LifeLock’s common stock began trading on the New York Stock Exchange on October 3, 2012. In connection with LifeLock’s IPO, the 634,711 shares of Series E preferred stock which we purchased in March 2012 for $5 million, or $7.88 per share, were automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.7x our investment cost – meaning we received common shares at the time of LifeLock’s IPO that had a market value of $8.5 million based on the $9.00 IPO price. The Series E preferred stock warrants were cancelled in connection with the IPO. The shares of LifeLock’s common stock we received upon conversion of the Series E preferred stock are subject to a 180-day lockup provision which will expire in April 2013.

On October 5, 2012, Xtime completed a Series 2 convertible preferred stock financing in which we did not participate so that we would not violate the diversification requirements for us to continue to qualify as a RIC for tax purposes. Immediately prior to the closing of the Series 2 convertible preferred stock round, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) convert their existing preferred stock into newly-created Series 1A convertible preferred stock and certain warrants to acquire additional shares of Xtime’s common stock for nominal consideration upon an IPO (the “IPO warrants”). As a holder of Series F preferred stock, we received one share of Series 1A preferred stock for each share of Series F preferred stock that we held, plus IPO warrants which grant us the right to acquire additional shares of common stock, calculated at the time of the IPO based on the actual IPO price, at an exercise price of $0.01 per share. We continue to hold warrants to acquire 22,581 shares of Xtime common stock which we received as part of the Series F round.

On October 9, 2012, Agilyx raised additional funds as part of a Series D convertible preferred stock financing in which we did not participate so that we would not violate the diversification requirements for us to continue to qualify as a RIC for tax purposes.

On October 24, 2012, BrightSource completed an initial closing of its Series 1 convertible preferred stock financing which resulted in the automatic conversion of the Series E preferred stock we held into 96,177 shares of BrightSource’s common stock and the elimination of our structural protection associated with the Series E preferred stock. As part of the initial closing of the Series 1 financing round, we completed a $397,125 investment in BrightSource’s Series 1 convertible preferred stock, which represented our full pro rata participation amount in the round. Existing preferred stockholders investing their full pro rata participation amount in the Series 1 round also received shares of Series 1A preferred stock and additional shares of common stock. The Series 1A preferred stock which we received for making our pro rata investment in the Series 1 round allowed us to retain the liquidation preference amount that was attributed to our shares of Series E preferred stock, although the Series 1A liquidation preference is subordinate to the liquidation preference of the Series 1 preferred stock.

Taxation and Regulatory Requirements

RIC Requirements

From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of September 30, 2012. However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

In order to avoid a 4% non-deductible federal excise tax imposed on RICs, we must also distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains). We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to avoid the payment of the excise tax.

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

As of September 30, 2012, we believe all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $1,149,000, respectively, which represent approximately 1.4% and 1.5% of total assets.

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

Although we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies for at least one year following the completion of an equity offering of our common stock, in the event we do borrow funds to make investments thereafter, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser will be borne by our common stockholders.

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

Valuation Risk. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See Note 2, Valuation of Investments, included in “Item 1. Financial Statements”)

Because there is initially no public market for the equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the value that would be placed on the portfolio if a ready market for the equity securities existed. Changes in valuation of these equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.” Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk. As of September 30, 2012, we had cash and cash equivalents of $10,801,679. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. Cash needed to fund our near-term operating expenses is held in a bank depository account. Based on the investment of cash on hand in these money market funds, pending subsequent investment in portfolio companies in accordance with our investment objective, we have market risk exposure relating to fluctuations in interest rates. During September 2012, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of September 30, 2012, a one percentage point change in the underlying dividend rate payable on our money market funds as of September 30, 2012 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risks to which we are exposed. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Item 4.	Controls and Procedures

As of September 30, 2012 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as described below, there has been no material changes during the nine months ended September 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not succeed in negotiating structural protections for our investments, and cannot assure you that we will realize gains from structural protections in our investments.

As part of our investment strategy, our investment adviser may attempt to negotiate structural protections that are expected to provide for an enhanced return upon an IPO event or otherwise enhance our ability to meet our targeted return on our portfolio company investments. Such structural protections may include conversion rights which would result in us receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in us receiving additional shares for a nominal exercise price at the time of an IPO. We have negotiated structural protections of this type in nine of our 18 private portfolio company investments as of September 30, 2012, excluding our previous BrightSource structurally protected appreciation since we no longer have structural protection on that investment due to a private equity financing by BrightSource subsequent to September 30, 2012.

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

Any claims of noncompliance brought against our portfolio companies, regardless of merit or ultimate outcome, could subject them to investigation by the Department of Labor, the Federal Trade Commission, Internal Revenue Service, the Treasury Department or other federal and state regulatory authorities, which could result in substantial costs to them and divert management’s attention and other resources away from their operations. In addition, investor perceptions of the subject company may suffer and could cause a decline in the market price of their securities, reducing the value of our investments in them.

If our common stock trades below its net asset value per share, our ability to raise additional equity capital will be adversely affected, and any offering of our common stock at a price below net asset value will result in immediate dilution to existing stockholders upon the closing of any such offering.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of Keating Capital and its stockholders, and our stockholders approve such sale. In this regard, at our 2012 Annual Meeting of Stockholders our stockholders approved a proposal to sell or otherwise issue up to 50% of our outstanding common stock at a price below our net asset value per share at the time of such issuance. Our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share which represents a discount to the then current net asset value per share of more than 15%.

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

In addition, if we determine to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, existing stockholders would experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted.

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

We did not engage in any unregistered sales of equity securities during the three months ended September 30, 2012. Details of the monthly share repurchases under our stock repurchase program during the three months ended September 30, 2012 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 2012	—	$—	$—	—	$—	$4,722,802
August 2012	5,469	38,648	7.07	5,469	38,648	4,684,154
September 2012	26,013	193,097	7.42	26,013	193,097	4,491,057
Total - Q3 2012	31,482	$231,745	$7.36	31,482	$231,745

(1)

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5.0 million. The stock repurchase program was originally set to expire on November 8, 2012; however, on October 26, 2012, our Board of Directors extended our stock repurchase program for an additional six months. The program will now expire on May 8, 2013, unless extended further by our Board of Directors.

Since the inception of our stock repurchase program in May 2012, we have repurchased 70,470 shares of our common stock at an average price of $7.22 per share, including commissions, for a total cost of $508,943.

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

Date: October 26, 2012	KEATING CAPITAL, INC.

	By:	/S/ TIMOTHY J. KEATING
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEPHEN M. HILLS
Stephen M. Hills Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)