Form 10-K
period 2012-12-31
KEATING CAPITAL INC
filed 2013-02-15
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-53504

KEATING CAPITAL, INC.

(Exact name of registrant as specified in its charters)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $68.6 million based upon a closing price of $7.54 reported for such date on the Nasdaq Capital Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates.

As of February 14, 2013, the number of outstanding shares of common stock of the registrant was 9,174,785.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the close of the registrant’s year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Keating Capital, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2012

PART I

Item 1.	Business

General

Keating Capital, Inc. (the “Company”, “we”, “us” or “our”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. See “Regulation as a Business Development Company” below. Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. We satisfied the RIC requirements during our 2010, 2011 and 2012 taxable years. See “Material U.S. Federal Income Tax Considerations” below.

We specialize in making pre-IPO investments in innovative, emerging growth companies that are committed to and capable of becoming public. We provide investors with the ability to participate in a unique fund that allows our stockholders to share in the potential value accretion, or private-to-public valuation arbitrage, that we believe typically occurs once a company transforms from private to public status. Our shares are listed on Nasdaq Capital Market under the ticker symbol “KIPO.”

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

We may also purchase equity securities of companies that meet our investment criteria directly from current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the portfolio company or its management is coordinating the transaction process. The equity securities that we acquire directly from selling stockholders are more likely to be common stock and may not represent the most senior equity securities of the issuer. In these private secondary transactions, we typically require an opportunity to conduct due diligence discussions with the portfolio company’s management, as well as to have access to the company’s business and financial information in connection with our investment and on an ongoing basis. We may also seek to negotiate terms, such as warrants or other structural protections, that are intended to provide some additional value protection in the event of an initial public offering (“IPO”).

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

Our goal is to be the leading pre-IPO financing provider for companies in a variety of growth industries that we believe are capable of being transformed by technological, economic and social forces. To the best of our knowledge, we are the only publicly listed fund in the United States dedicated to pre-IPO investing. Despite our limited track record, the transactions that we have executed to date have helped to establish our reputation with the types of innovative, emerging growth, pre-IPO companies and their financial sponsors that we target for investment. We have relationships with top tier venture capital firms and investment banks that we believe can be a source of pre-IPO companies that meet our investment criteria and, as a result, will give us the opportunity to evaluate a growing number of attractive pre-IPO investment opportunities.

We focus on companies in the technology, Internet and software, and cleantech industries, and investments in such companies represented 100% of our investment portfolio as of December 31, 2012. We expect that our portfolio will consist of a broad range of companies within these general industry designations.

Our strategy is to evaluate and invest in companies prior to the valuation accretion that we believe occurs once our portfolio companies complete an initial public offering, or what we refer to as private-to-public valuation arbitrage. Our investment strategy can be summarized as buy privately, sell publicly, capture the difference. We evaluate the detailed financial and business information we receive about a portfolio company and typically have access to and discussions with management before we make our investment. Subsequent to making our investment, we will continue to receive financial information and have ongoing discussions with management pursuant to our typical rights. We also use our initial and ongoing discussions with our portfolio company management teams to validate and monitor their commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs.

We believe we provide five core benefits to our stockholders as follows:

•

Publicly traded investment vehicle. We believe we are the first and only publicly listed investment fund dedicated to pre-IPO investing in the U.S. As compared to private venture capital funds, we believe that our fund provides greater transparency and liquidity to our stockholders, who may buy or sell our common stock on the Nasdaq Capital Market.

•

Access to qualified pre-IPO opportunities. We provide access to later stage, pre-IPO investments in innovative, emerging growth companies that would otherwise be inaccessible to most individual investors and to institutional investors that either do not, or are not permitted to, invest in private companies at any stage. In addition, we allow institutional investors to leverage our investment adviser’s highly developed network to access these private, pre-IPO investment opportunities and its experience in negotiating, structuring and closing these specialized transactions with issuers and selling stockholders.

•

Non-controlling structure drives deal flow. Because of our profile as a flexible, non-controlling investor, we believe we are well positioned to participate in the last round of private financing that high growth companies typically need before they complete an IPO. We believe we can be a provider of choice for pre-IPO financing, acting either as a participant or as a lead investor. We believe that our willingness to lead an investment round may be attractive to certain existing venture capital investors, who may wish to avoid conflicts of interest presented by their board seats or other control rights.

•

IPO market insights. We believe our investment adviser’s experience in taking companies public and its insights on the trends affecting the IPO market and the factors that contribute to a successful IPO positions us to evaluate prospective deals in a disciplined manner based on, among other things, current pricing trends, investor sentiments, favored or out-of-favored industries or sectors and marketing and distribution concerns.

•

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

As of December 31, 2012, we were fully invested based on our currently available funds and had approximately $8.9 million of cash and cash equivalents. It is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses, although the amount we actually retain may vary depending on our operating expenses and the timing of our purchases and sales of portfolio company investments. We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

We intend to access the capital markets from time to time in the future to raise cash to fund additional investments. We also intend to file a registration statement with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective. There can be no assurance that we will be able to raise additional capital for investment purposes or, if we are able to do so, on terms favorable to us. Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of December 31, 2012, we had no indebtedness for borrowed money, and we currently do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies.

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

The managing member and principal owner of Keating Investments is Timothy J. Keating. Our investment adviser’s principals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Kyle L. Rogers, our Chief Investment Officer, and Frederic M. Schweiger, our Chief Operating Officer, Chief Compliance Officer, Secretary and a member of our Board of Directors. As a result of the resignation of Stephen M. Hills as our Chief Financial Officer and Treasurer effective February 20, 2013, Mr. Schweiger was appointed by our Board of Directors to serve as our Chief Financial Officer and Treasurer effective February 20, 2013. Mr. Schweiger will continue to serve as our Chief Operating Officer, Chief Compliance Officer, Secretary and a member of our Board of Directors. Mr. Schweiger also replaced Mr. Hills as the Chief Financial Officer of our investment adviser in February 2013. In addition, Keating Investments employs two other investment professionals dedicated to portfolio company origination, due diligence and financial analysis.

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

Our investment adviser’s principals have extensive experience in taking companies public, advising micro- and small-cap companies on capital markets strategies, and developing investor relations programs. Our investment adviser has managed our portfolio company investment activity since we made our first investment in January 2010. Through our investment adviser’s experience in taking companies public, we believe the principals of our investment adviser possess valuable insights on the trends affecting the IPO market, the factors that contribute to the completion of a successful IPO in the current market, key IPO pricing drivers, investor sentiment, and industries or sectors in and out of favor. Our investment adviser is able to use this experience and insight as part of its disciplined approach to investment assessment and adjust valuation expectations and portfolio composition as IPO market trends are identified.

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

Our Market Opportunity

We believe that an attractive market opportunity exists for us as a provider of pre-IPO financing to innovative, emerging growth companies that meet our investment criteria for the following reasons:

•

Companies staying private longer. The venture capital-backed companies that we typically target are staying private significantly longer than in the past. While there are many reasons for companies staying private longer, we believe that the volatile equity markets, a lack of investment research coverage for smaller companies, the increased public company compliance obligations, and certain structural changes and distribution inefficiencies have all contributed. As a result, we believe there is a growing pipeline of more mature private companies that are currently able to satisfy investor demands for growth and prospects for near-term profitability.

•

Need for pre-IPO financing. As a result of the changing IPO market conditions over the last several years, we believe micro- and small-cap companies generally must demonstrate an ability to raise private capital prior to an IPO to be successful in the IPO process. We believe such pre-IPO financing evidences existing investors’ continuing commitment to the company, validates increased valuations to the extent new investors price the pre-IPO financing, and strengthens the company’s balance sheet as it prepares for the IPO process. We also believe the increased cash position that such pre-IPO financing provides affords greater flexibility to access IPO windows when the timing and pricing may be best for the company.

•

Non-controlling investment structure. We believe we can be a provider of choice for pre-IPO financing. Since we do not require board seats, observation rights, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy. As a non-controlling pre-IPO investor, we believe we are well positioned to participate in the final round of pre-IPO financing before these micro- and small-cap companies go public. Furthermore, we believe our ability to typically make investment decisions in a relatively short time frame is attractive to the company’s existing management and institutional investors and therefore makes us a desirable partner in a transaction with other institutional investors. In addition to participating in financings led by other investors, we are able to act as a lead investor, in which case we would establish the price and other terms on our own behalf and on behalf of other investors. We believe that our willingness to lead an investment round may be attractive to certain existing venture capital investors, who may wish to avoid conflicts of interest presented by their board seats or other control rights. As of December 31, 2012, we had been the lead investor in seven out of our 19 portfolio company investments.

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments. Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen. While the U.S. IPO market had its fastest start in 2012 since 2000, the market declined after Facebook’s botched IPO in May 2012 and the continuing European debt crisis. The uncertainty surrounding the U.S. fiscal cliff resulted in sporadic IPO activity in the second half of 2012, with the slowest November and December since the technology bubble in 2000. Still, the overall results for 2012 showed an improvement over 2011, with 128 U.S. IPOs completed in 2012 – up from 125 IPOs in 2011.

Including Facebook’s $16 billion IPO, the largest venture-backed IPO in history, there were 46 venture-backed IPOs in 2012 raising total proceeds of about $20.7 billion, compared to 51 venture-backed IPOs in 2011 raising about $7.9 billion. However, excluding Facebook’s IPO, total 2012 proceeds declined by about $3.2 billion from 2011, an indication that recent ventured-backed IPO activity consisted of mainly smaller IPOs with average deal size falling from $155 million in 2011 to $104 million in 2012.

On April 5, 2012, the Jumpstart Our Business Start-ups Act (“JOBS Act”), which was designed to make it easier for small businesses and emerging growth companies to raise capital and complete the IPO process, was signed into law. The JOBS Act amends the Securities Act of 1933, as amended (“Securities Act”) and the Securities Exchange Act of 1934, as amended (“Exchange Act”) to add a new category of issuer, an “emerging growth company,” broadly defined as a company with less than $1 billion of annual gross revenue in the fiscal year prior to its IPO. For companies that qualify as “emerging growth companies,” the JOBS Act provides exemptions from certain disclosure requirements and auditing and accounting rules that we believe discouraged many smaller companies from going public. For example, the JOBS Act amends Section 404 of the Sarbanes-Oxley Act to exempt emerging growth companies from the requirement to include an auditor’s statement attesting to management’s internal controls over financial reporting for up to five years. Among the changes implemented by the JOBS Act, we perceive the following potentially will have the most impact on the IPO market:

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

•	Allowing investment banks to publish research reports on pending offerings, even while serving as an underwriter; and

•	Waiving conflict of interest and three-way communications rules involving research analysts, investment banks, and an emerging growth company’s management.

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

While the market continues to be volatile, we believe there will be investor interest for IPOs in companies that demonstrate growth and prospects for near-term profitability. However, we believe the IPO “windows,” or the periods of days or weeks in which new IPOs will be completed, may be shorter and more unpredictable.

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

Our Investment Strategy

Our investment objective is to maximize capital appreciation. We seek to accomplish our capital appreciation objective through equity investments in later stage, typically venture capital-backed, pre-IPO companies that are committed to and capable of becoming public. Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO and after expiration of a customary 180-day post-IPO lockup restriction. While our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses. Accordingly, our equity investments are not expected to generate current income (i.e., dividends or interest income). Our investing strategy relies on the expertise of our investment adviser’s deal origination team to source opportunities that meet our investment criteria through our disciplined evaluation of company-provided business and financial information and access to management.

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

We intend to maximize our potential for capital appreciation by taking advantage of the private-to-public valuation arbitrage, or the premium, we believe is generally associated with having a more liquid asset, such as a publicly traded security. Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions. Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing. As a result, we believe that public companies typically trade at higher valuations – generally 2x or more – than private companies with similar financial attributes. By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium. There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

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

We are focused on the potential value transformation that we believe our portfolio companies will experience as they complete an IPO and become publicly traded and correspondingly achieve a market equity value comparable to their publicly traded peers. We target our investments in portfolio companies that we believe can complete this value transformation within our targeted 36-month holding period, compared to typical private equity and venture capital funds which take typically seven years or more. As a result, we may experience low or negative returns in our initial years with any potential valuation accretion expected to occur in later years as our portfolio companies complete their IPOs and become publicly traded. However, there can be no assurance that we will be able to achieve our targeted return on any individual portfolio company investment if and when it goes public or on our portfolio as a whole.

We have an IPO, event-driven strategy, and we attempt to generate returns by accepting the risks of owning illiquid securities of later stage private companies. The process of transforming from private to public ownership is subject to the uncertainties of the IPO process. If this process happened quickly and with certainty, we believe there would be less of an illiquidity discount available

(and hence, less potential return) to us when we make our investments. Instead, the private-to-public transformation process takes time and is subject to market conditions, and we therefore incorporate an expected three-year average holding period for each portfolio company into our strategy.

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

•

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

•

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

•

Securities. We focus on acquiring equity securities that are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding. We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing. We may also seek to negotiate terms, such as warrants or other structural protections (for example, conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO), that are intended to provide some additional value protection in the event of an IPO. We view the potential value associated with these structural protections as an important component of our investment strategy. As of December 31, 2012, we had some structural protection of this type with respect to eight of our portfolio company investments.

•

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

As of December 31, 2012, we held investments in 19 portfolio companies, which consisted of the most senior preferred equity in 10 of the companies (of which two of our investments have a pari passu preference with a subsequently issued series of preferred stock), common stock in two private companies whose capitalizations consisted of only common stock (Corsair Components, Inc. and TrueCar, Inc.), and common stock in two publicly traded companies (Solazyme, Inc. and LifeLock, Inc.). As of December 31, 2012: (i) our Series B preferred stock investment in Harvest Power, Inc. (“Harvest Power”) is no longer Harvest Power’s most senior preferred stock because Harvest Power issued more senior preferred stock in a Series C preferred stock round in March 2012 in which we did not participate, (ii) our common stock investment in Stoke, Inc. (“Stoke”) does not consist of Stoke’s most senior equity securities since Stoke had preferred stock outstanding at the time of our initial investment, (iii) our preferred stock investments in Livescribe, Inc. (“Livescribe”) were converted into common stock in November 2012 and, as such, our common stock is no longer Livescribe’s most senior equity securities since Livescribe continues to have more senior preferred stock outstanding, (iv) our Series C preferred stock investment in Agilyx Corporation (“Agilyx”) is no longer Agilyx’s most senior preferred stock because

Agilyx issued more senior preferred stock in a Series D preferred stock round in October 2012 in which we did not participate, and (v) our initial Series E preferred stock investment in BrightSource Energy, Inc. (“BrightSource”) was converted into BrightSource’s common stock and Series 1A preferred stock and is no longer BrightSource’s most senior preferred stock because BrightSource issued more senior preferred stock in a Series 1 preferred stock round in October 2012 (although we did participate in the Series 1 preferred stock round and, as a result, we acquired Series 1 preferred stock which is BrightSource’s most senior preferred equity). Additionally, while Xtime and Suniva each issued new series of preferred stock subsequent to our initial investment, the newly issued series of preferred stock and our preferred stock investments in these portfolio companies have, on an equal priority, pari passu basis, a senior right and preference (before any other preferred or common stock) to any dividends declared or any distribution of assets in liquidation.

All of our portfolio company investments to date were acquired directly from the issuer, with the exception of our common stock investment in Corsair Components, Inc. (“Corsair”), which we acquired from current and former management, our investment in additional shares of Solazyme in the public market subsequent to its IPO, and our investment in Stoke which we acquired from employees.

As part of our initial investment in each portfolio company, we obtained contractual rights to receive certain financial information from each portfolio company, including those where we initially acquired common stock. However, our information rights have been subsequently terminated for: (i) Solazyme, Inc. (“Solazyme”) and LifeLock, Inc. (“LifeLock”) in connection with the completion of their IPOs, and (ii) Livescribe in connection with the conversion of our preferred stock investments into common stock. However, we continue to have access to financial information for Solazyme and LifeLock from their periodic reports filed with the SEC.

We do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. In the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Our Investment Criteria

We have identified three core criteria that we believe are important in meeting our investment objective. These core criteria provide the primary basis for making our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these core criteria.

•

High quality growth companies. We seek to invest primarily in micro-cap and small-cap companies that are already generating annual revenue in excess of $10 million on a trailing 12-month basis and which we believe have growth potential. However, in certain opportunistic situations, we may invest in development stage, pre-revenue stage and early revenue stage companies if there is a clear and verifiable path to generating meaningful revenue within the next 12 months. We examine the market segment in which each prospective portfolio company is operating, including its size, geographic focus and competition, to determine whether that company is likely to meet its projected growth rate prior to investing. In response to the recent IPO market volatility, we also assess with the company’s management team the prospects for future growth and attempt to validate the company’s prospects for profitability. Most of the companies that we have invested in, and intend to invest in the future, will have operating histories that are unprofitable or marginally profitable at the time of our investment.

•

Commitment to complete IPO. We seek to invest in micro-cap and small-cap companies whose management teams are committed to, and capable of, taking their companies public, whose businesses we believe will benefit from status as public companies, and that we believe are capable of completing IPOs and obtaining exchange listings typically within 18 months after we complete our investment. In order to determine a potential portfolio company’s commitment to going public, our investment adviser seeks to determine whether the issuer’s major stakeholders (i.e., management, independent directors, and major stockholders) have expressed a commitment to complete an IPO within our targeted 18-month time frame. We also assess whether the company is generally meeting performance milestones consistent with our investment adviser’s understanding of the market expectations for the types of companies that will likely be successful in completing IPOs. We generally also require that our portfolio companies have in place, or be committed to hiring, a qualified chief financial officer, have complete or near-complete audited financial statements for a minimum of two years, and satisfy or be committed to satisfying certain governance requirements for an exchange listing (including the appointment of an independent board and an audit committee). We also use our initial and ongoing discussions with our portfolio company management teams to validate and monitor their commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs.

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

In addition, our investment adviser considers a number of other factors outside of our core criteria in evaluating a portfolio company investment opportunity. Some of the factors we may consider include: (i) whether we believe there is a proven demand for the company’s products or services that address large market opportunities, (ii) whether the company has developed defendable market positions within its respective markets and is well positioned to capitalize on growth opportunities, (iii) whether the company has an experienced management team with public company experience, and (iv) whether the company is at or near profitability or has demonstrated prospects for profitability on an EBITDA or cash flow from operations basis.

Our Target Industries

We seek to invest in micro-cap and small-cap companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces. We intend to focus our investments in the following industries, or in companies that support companies in these industries:

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

From January 11, 2010 through June 30, 2011, we raised $78.4 million, net of issuance costs, in a continuous public offering of 8,713,705 shares of our common stock, with the final closing of escrowed funds from subscribing investors occurring July 11, 2011. During this 18-month period, the size of each of our portfolio company investments was generally based on the then prevailing level of our gross assets.

Based on our current capital base, the targeted size of our individual portfolio company investments will be approximately $3 to $5 million, but we may invest more than this amount in certain opportunistic situations. We expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment depending on the size of our asset base and our investable capital. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets measured at the time of investment. An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment. We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to, additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity.

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

As of December 31, 2012, our cash and cash equivalents and the value of our portfolio company investments, by specific investment and industry, were allocated as set forth in the table below.

As of December 31, 2012, our portfolio consisted entirely of equity securities. Our two publicly traded portfolio companies, Solazyme and LifeLock, represented by value approximately 12.4% of our total portfolio company securities at December 31, 2012. One of our private portfolio companies, Corsair, had a registration statement publicly on file with the SEC and represented by value approximately 8.6% of our total portfolio securities at December 31, 2012; however, Corsair announced on May 24, 2012 that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC. BrightSource was previously in registration with the SEC, but withdrew its registration statement on April 12, 2012. BrightSource represented by value approximately 4.1% of our total portfolio company securities at December 31, 2012.

The remaining 79.0% of our portfolio company securities by value at December 31, 2012 (including BrightSource) consisted of securities in 16 private companies, which have not completed an IPO or do not have a publicly-filed registration statement for an IPO with the SEC as of December 31, 2012. As of December 31, 2012, the value of our investment in Livescribe was recorded at zero as a result of the conversion of our preferred stock investments in Livescribe into common stock and the cancellation of the preferred stock warrants we held in Livescribe due to our investment adviser’s decision not to invest in a new convertible debt financing completed by Livescribe in November 2012. Our investment adviser’s decision not to invest in Livescribe’s convertible debt financing was based on our investment adviser’s belief that an IPO by Livescribe was not likely in the foreseeable future. Following the foregoing conversion and cancellation, our investment in Livescribe’s common stock was subordinate in the capital structure to the preferred stock held by investors that participated in the convertible note financing and, accordingly, although Livescribe continues to operate its business as of December 31, 2012, we believe that the common stock has no fair value as of December 31, 2012 since any value will be attributed to preferred securities.

As a business development company, we may invest in certain non-U.S. companies that otherwise meet our investment criteria, subject to the requirements of the 1940 Act. As of December 31, 2012, we did not classify any portfolio company investments as non-U.S. investments.

Our Investment Process

Investment Sourcing

We believe our investment adviser has developed a disciplined approach to source qualified pre-IPO investing opportunities from a highly developed network of investors, advisers, and private companies that are deeply involved in later stage venture capital and IPO transactions. We believe a very distinct “IPO ecosystem” exists, which is composed primarily of top tier venture capital firms, select investment banking firms, and a select group of law firms and accounting firms. Our investment adviser has developed relationships with many of these leading venture capital, investment banking, legal and accounting firms that it believes are important participants in this ecosystem.

Through these relationships, our investment adviser is able to gain valuable insights on the current IPO market and access to pre-IPO investment opportunities that currently, or may in the near-term, meet our investment criteria. We believe this approach will allow us to source the most attractive companies committed to going public. We typically do not pursue larger, well-publicized private company investments through anonymous bidding on the trading platforms of private secondary marketplaces. Instead, our investing strategy relies on the expertise of our investment adviser’s deal origination team to source opportunities that we can validate meet our investment criteria through our disciplined evaluation of company-provided business and financial information and access to management. Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Menlo Park, California.

Based on the reputation we believe we have developed and our current pipeline of investment opportunities, we expect that the primary source of our future portfolio company investment opportunities will be from our relationships with venture capital firms and investment banks.

•

Venture capital firms. We believe that a majority of our investment opportunities will come from venture capital firms with existing portfolio companies seeking later stage, pre-IPO financing. In addition to participating in financings led by other investors, we are able to act as a lead investor, in which case we would establish the price and other terms on our own behalf and on behalf of other investors. We believe that our willingness to lead an investment round may be attractive to certain existing venture capital investors, who may wish to avoid conflicts of interest presented by their board seats or other control rights. We further believe that our targeted investment size is attractive to existing institutional investors who prefer a smaller and less dilutive final private round to strengthen the balance sheet. In addition, by not seeking out board seats, observation rights or other control features, we allow the private company’s existing management and board to focus on executing its business strategy. We will, however, make available managerial assistance to our portfolio companies upon request.

•

Investment banks. We also expect to source our investment opportunities from investment banks that are focused on innovative, emerging growth companies that meet our investment criteria. We have developed, and expect to continue building, relationships with the large, “bulge bracket,” investment banks and middle market firms that are recognized as leaders in these sectors. We also have relationships with the investment banking divisions of the recognized private secondary marketplaces to access negotiated transactions in which they are acting as the adviser to the issuer in a private offering or to the selling stockholders of qualified issuers. We expect that our investment banking relationships will be a source for both direct investments in prospective portfolio companies and for investments through private secondary transactions with selling stockholders in companies meeting our investment criteria.

We also have in the past and may in the future source investment opportunities from our direct outreach to private companies. We have implemented a proactive marketing program to communicate with our investment adviser’s established referral network and with companies that meet our investment criteria. We also maintain and continually update a database of innovative, emerging growth companies, which are typically venture capital-backed, that we believe currently satisfy, or will satisfy within the next year, our investment criteria. Our database has been compiled from opportunities identified by our referral network, from publicly available information, and from acquired sources.

Because of our relationships with participants in the later stage venture capital and IPO ecosystems, we believe we have access to a significant number of venture capital-backed companies which are committed to and capable of completing an IPO in the near- or long-term. We regularly monitor the progress of these private company opportunities in order to position us to participate or lead in their future private financing round before an IPO.

As we continue to build our reputation as a leading source of pre-IPO financing, we also expect to leverage our experience in the capital markets in general, and the IPO market specifically, and our knowledge of the factors that contribute to a successful IPO, to further drive our origination marketing efforts with venture capital funds, investment banks, and qualified pre-IPO companies.

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

Once we identify those private companies that we believe meet our minimum revenue threshold and have indicated a commitment to go public within our targeted time frame, we utilize an investment review and approval process focused on the following factors:

•

Qualification. We obtain information from the company’s management and/or placement agent and conduct a preliminary evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we believe the prospective portfolio company will be able to satisfy our targeted return on investment if and when the company becomes public. The results of this preliminary evaluation are presented to our investment adviser’s Investment Committee, and typically a decision is made whether to pursue the opportunity further based on the relative attractiveness of the opportunity, the expected investment horizon and our assessment of the potential return on our investment, and our core investment criteria, compared to other opportunities currently in our deal pipeline. The Investment Committee typically selects those portfolio company investment opportunities that meet our investment criteria and present the greatest potential for achieving our target return on investment.

•

Analysis. Once the Investment Committee selects a portfolio company investment opportunity for further analysis, we will conduct research on the company’s prospects and industry, participate in additional discussions with the company’s management, placement agent and existing investors, and prepare an internal investment memorandum which discusses our evaluation findings and recommendations, together with an internal valuation analysis outlining our acceptable valuation ranges for an investment. As part of our analysis, we typically have discussions with the company’s management and advisers, and we usually request access to the company’s major stockholders. These discussions generally are centered on a review of the company’s financial history and projections to understand key supporting assumptions, verification of the company’s commitment to go public and the timing thereof, and the primary considerations, metrics and milestone achievements being used by the company to justify its valuation. At this stage, we prepare an in-depth valuation analysis focused primarily on comparable private transactions, market multiples of public companies that we believe are most comparable, and a discounted cash flow analysis. Based on our comprehensive valuation assessment, the Investment Committee typically makes a decision whether to proceed with an investment and, if we are the lead investor, the terms and conditions that we will propose for further negotiation. Each new portfolio company investment that we make requires the unanimous approval of our investment adviser’s three-person Investment Committee.

•

Terms. We believe that investing in an issuer’s most senior equity securities or negotiating investment terms that are expected to provide an enhanced return upon an IPO event is one important way to mitigate the otherwise high risks associated with pre-IPO investing. Examples of such structural protections include conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. In some circumstances, these structural protections will apply only if the IPO price is below stated levels. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment. Of our investments in 17 private portfolio companies as of December 31, 2012, we have been provided some structural protection with respect to investments in eight of these portfolio companies.

•

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

Our investment adviser’s principals have extensive experience negotiating, structuring and closing these specialized equity purchase transactions with issuers and selling stockholders. As part of its due diligence process, our investment adviser analyzes the complex capital structures which ventured capital-backed, pre-IPO companies typically possess including multiple classes of common and preferred equity securities with differing rights with respect to voting, dividends, redemptions, liquidation, and conversion rights. Our investment adviser’s principals also have experience in negotiating matters relating to registration rights, restrictions of transfer, and other stockholder rights and restrictions.

Portfolio Company Investment Structure

Our portfolio company investments are currently composed of, and we anticipate that our portfolio will continue to be composed of, investments primarily in the form of preferred securities that are convertible into common stock, common stock, and warrants exercisable into common or preferred stock. At the time of our investment, the equity securities we acquire are generally illiquid due to restrictions on resale and to the lack of an established trading market. Our investments are typically non-controlling and we do not seek board seats, observation rights or other control features. We offer significant managerial assistance to our portfolio companies. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures or loans that are convertible into or settled with common stock; however, as of December 31, 2012, none of our portfolio company investments were convertible debentures or loans.

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

We believe we can be a provider of choice for pre-IPO financing. In addition to participating in financings led by other investors, we are able to act as a lead investor, in which case we would establish the price and other terms on our own behalf and on behalf of other investors. We believe that our willingness to lead an investment round may be attractive to certain existing venture capital investors, who may wish to avoid conflicts of interest presented by their board seats or other control rights. Since we do not require board seats, observation rights, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy. As of December 31, 2012, we were the lead investor in seven of our 19 portfolio company investments.

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

Our convertible preferred stock investments typically carry fixed or adjustable rate dividends and will generally have a preference over common equity in the payment of dividends and the liquidation of a portfolio company’s assets. This preference means that a portfolio company must pay dividends on preferred stock before paying any dividends on its common equity and, in some cases, the holders of all outstanding series of preferred stock would receive any preferred dividends based on their respective preference amount on a pro rata basis. However, in order to be payable, dividends on such preferred stock must be declared by the portfolio company’s board of directors. In the event dividends on our preferred stock investments are non-cumulative, which is typically the case, if the board of directors of a portfolio company does not declare a preferred dividend for a specific period, then we will not be entitled to such a preferred dividend for such period. We do not expect the board of directors of our portfolio companies to declare preferred dividends since these companies typically prefer to retain profits, if any, in their businesses. Accordingly, we do not expect to receive dividend income on our preferred stock investments. Cumulative dividend payments on preferred equity means dividends will accumulate even if not declared by the board of directors or otherwise made payable. In such a case, all accumulated dividends must typically be paid before any dividend on the common equity can be paid. However, there is no assurance that any dividends will be paid by a portfolio company even in the case of cumulative preferred dividends and, in most cases, the payment of any accumulated preferred dividends is likely to be deferred until conversion and, if paid, may be paid in shares of the issuer’s preferred or common stock.

As of December 31, 2012, we had made a total of 20 portfolio company investments since our inception, and 17 of our initial investments in these portfolio companies have been structured as convertible preferred stock with the remaining three initial investments structured as common stock. Our convertible preferred stock, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock investments in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by SilkRoad’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by Jumptap’s board of directors. During 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power were changed from a cumulative to a non-cumulative dividend in connection with Harvest Power’s Series C round. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

Our Investment Horizon

In general, we seek to invest in micro-cap and small-cap companies that we believe will be able to file a registration statement with the SEC for an IPO within approximately 12 months after our initial investment, and complete an IPO and obtain an exchange listing within approximately 18 months after the closing of our initial investment. After the IPO is completed, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180-day period following the IPO. Once this lockup restriction expires, we expect to sell our shares in the portfolio company in the public markets over the following 12 months. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. Accordingly, we anticipate our typical investment horizon for portfolio investments will be 36 months; however, we may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment. In each case, we have the discretion to hold securities for a longer period. There can be no assurance that we will be able to achieve our targeted return on our investments in portfolio companies once they go public. The table below illustrates our targeted portfolio company investment horizon.

[1]	Following an IPO, the shares we hold in our portfolio companies are generally subject to customary 180-day lockup restrictions.

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

In certain situations, our portfolio companies may abandon the pursuit of an IPO altogether, including because the completion of an IPO is no longer a realistic possibility or because another company seeks to acquire our portfolio company. If a portfolio company has abandoned plans to pursue an IPO, the portfolio company may consider a sale or merger with a strategic buyer as a possible alternative to an IPO or pursue a simultaneous “dual tracking” strategic sale and IPO exit strategy.

Portfolio Company Monitoring

As part of our portfolio company investment, we typically require information rights that give us access to the company’s quarterly and annual financial statements as well as the company’s annual budget. As part of our initial investment in each portfolio company, we obtained contractual rights to receive certain financial information from each portfolio company, including those where we initially acquired common stock. However, as of December 31, 2012, our information rights have been subsequently terminated for: (i) Solazyme and LifeLock in connection with the completion of their IPOs, and (ii) Livescribe in connection with the conversion of our preferred stock investments into common stock. However, we continue to have access to financial information for Solazyme and LifeLock from their periodic reports filed with the SEC. Although we do not have a control position through our ownership or board seats, we attempt to have dialogue, on at least a quarterly basis, with our private portfolio company management teams to review the company’s business prospects, financial results, and exit strategy plans. We monitor the financial trends of each portfolio company to assess the performance of individual companies as well as to evaluate overall portfolio quality and risk. We believe this is an important competitive advantage for us relative to those funds that do not have or require the same access to ongoing financial information that we insist upon. We also monitor our portfolio for compliance with the requirements for maintaining our status as a business development company under the 1940 Act and a RIC for tax purposes.

Since we will typically not be in a position to control the management, operation and strategic decision-making of the companies we invest in, a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other stockholders, such as venture capital and private equity sponsors that have substantial investments in our portfolio companies, may have interests that differ from that of the portfolio company or its minority stockholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

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

Due to the perpetual nature of our corporate structure, we believe that we can be a patient investor in our portfolio companies allowing them flexibility to access IPO windows when the timing and pricing may be best for the company and us. In the event of a prolonged closure of the IPO markets, we can be flexible as our portfolio companies wait for a market recovery or seek alternative exist strategies. However, there may be situations where our portfolio companies will not perform as planned and thus may be unable to go public under any circumstances. There may also be situations where a specific industry or sector will no longer be attractive to IPO investors.

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

•

Leveraging our investment adviser’s experience in taking companies public and its insights on the trends affecting the IPO market to assist the portfolio company’s management in evaluating and executing an IPO led (or “bookrun”) by a middle-market underwriting firm;

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

Our ability to liquidate our investments under any of these strategies will be highly uncertain although we expect to have a greater chance of success if our investments contain structural protections. Nonetheless, depending on the circumstances, even if we are successful in liquidating an investment under these alternatives, we are not likely to achieve our targeted return and we may suffer a loss on our investment.

See “Risk Factors – The securities of our private portfolio companies are illiquid, and the inability of these portfolio companies to complete an IPO within our targeted time frame will extend the holding period of our investments, may adversely affect the value of these investments, and will delay the distribution of gains, if any.”

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

Investment Advisory and Administrative Services Agreement

Organization of the Investment Adviser

Keating Investments is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act and serves as our investment adviser. Timothy J. Keating is the principal owner and managing member of Keating Investments. Messrs. Keating, Rogers and Schweiger are Keating Investments’ principals and the members of its Investment Committee. Messrs. Keating, Rogers and Schweiger manage the day-to-day operations of our investment adviser and provide the services to us under the Investment Advisory and Administrative Services Agreement. Keating Investments may in the future provide similar investment advisory services to other entities in addition to us. In the event that Keating Investments provides investment advisory services to other entities, we expect that our management and our independent directors will attempt to resolve conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in new portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate. However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies and with the fiduciary duties owed to us so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments. The principal address of Keating Investments is 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.

Management and Advisory Services

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

The incentive fee is determined and payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of determining the incentive fee, realized capital gains, realized capital losses and unrealized capital depreciation are each determined without regard to the holding period for our investments and include both long-term (held more than 12 months) and short-term holdings.

We believe the investment advisory fees that we pay Keating Investments fairly compensate it for the specialized knowledge that its principals and investment professionals have in managing our specialized pool of private equity investments. Specifically, we believe our investment adviser has a superior origination platform and approach based on company-provided information and access to company management, a unique understanding of the IPO markets and the underwriting of risks associated with pre-IPO investing, and a disciplined portfolio monitoring process to evaluate our specific portfolio companies and ensure the integrity and reliability of our Board of Directors’ determination of the fair value of our portfolio company investments.

Administrative Services

Pursuant to the Investment Advisory and Administrative Services Agreement, Keating Investments also furnishes us with equipment and clerical, bookkeeping and record-keeping services, including responsibility for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Keating Investments assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We reimburse Keating Investments for our allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff. The allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and Keating Investments, respectively. Allocated administrative expenses are payable to the investment adviser monthly in arrears. We also agreed to reimburse the investment adviser for separation payments due to our former Chief Financial Officer who resigned in November 2011. In consideration for certain separation services, the former Chief Financial Officer was paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period November 16, 2011 through April 30, 2012.

Payment of our Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses which we have detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation):

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

Duration and Termination

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

Board Approval of the Investment Advisory and Administrative Services Agreement

Our Board of Directors (including the independent directors) determined at a meeting held on April 13, 2012 to approve the renewal of the Investment Advisory and Administrative Services Agreement currently in effect. In its consideration of the renewal of the Investment Advisory and Administrative Services Agreement, our Board of Directors focused on information it had received relating to, among other things:

•	The nature, quality and extent of the advisory and other services to be provided to us by Keating Investments;

•	Comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objective;

•	Our projected operating expenses and expense ratio compared to business development companies with similar investment objective;

•

Any existing and potential sources of indirect income to Keating Investments from their relationship with us and the profitability of those relationships, including through the Investment Advisory and Administrative Services Agreement;

•	Information about the services to be performed and the personnel performing such services under the Investment Advisory and Administrative Services Agreement;

•	The organizational capability and financial condition of Keating Investments and its affiliates;

•

Keating Investments’ practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to Keating Investments;

•	The possibility of obtaining similar services from other third party service providers or through an internally managed structure; and

•	Any real or potential conflicts of interest.

Based on the information reviewed and the discussions, our Board of Directors, including a majority of the non-interested directors, concluded that fees payable to the investment adviser pursuant to the Investment Advisory and Administrative Services Agreement were reasonable in relation to the services to be provided. Our Board of Directors did not assign relative weights to the above factors or the other factors considered by it. In addition, our Board of Directors did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of our Board of Directors may have given different weights to different factors.

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

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2009, we were treated as a corporation under the Code. Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of December 31, 2012 and 2011. However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

We satisfied the above RIC requirements during our 2010, 2011 and 2012 taxable years. Since we did not generate investment company taxable income in 2010, 2011 or 2012, we were not required to make any distributions to satisfy the Annual Distribution Requirement. We did not generate any realized net capital gains in 2010 or 2011 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below. Because we distributed our net realized capital gains for the year ended December 31, 2012, no corporate-level federal income or excise taxes are due on such net realized capital gains and, as such, we have not made any provision for federal income or excise taxes as of December 31, 2012.

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

Assuming we continue to qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated to the extent that we distribute any investment company taxable income or realized net capital gains to our stockholders as dividends. However, we will pay corporate-level federal income tax on any amount of realized net capital gain that we elect to retain. In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser or our operating expenses, we may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain. The amount of the deemed distribution (net of such tax credit or refund) will be added to each U.S. stockholder’s cost basis for its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year.

Distributions, or deemed distributions, of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, regardless of the U.S. stockholder’s holding period for his, her or its shares. In general, non-corporate U.S. stockholders are subject to a maximum federal income tax rate of 20% on their long-term capital gains. In addition, for taxable years beginning after December 31, 2012, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) are generally subject to an additional 3.8% tax on their net capital gains. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income.

As a RIC, we are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending December 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains which we designate as “undistributed capital gain” or a deemed distribution). We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to avoid the payment of this excise tax. We intend to elect to calculate excise taxes related to any net capital gains on a calendar year basis on our 2012 tax returns.

The following simplified examples illustrate the tax treatment under Subchapter M of the Code for us and our non-corporate U.S. stockholders with regard to three possible distribution alternatives, assuming we realize, in 2012, a net capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months.

Under Alternative A: 100% of net capital gain declared as a cash dividend and distributed to stockholders:

1.	No federal income taxation at the Company level.

2.	Taxable stockholders receive a $1.00 per share dividend and pay federal income tax at a rate not in excess of 20% or $0.20 per share, retaining $0.80 per share.

3.	Non-taxable stockholders that file a federal tax return receive a $1.00 per share dividend and pay no federal income tax, retaining $1.00 per share.

Under Alternative B: 100% of net capital gain retained by the Company and designated as “undistributed capital gain” or deemed dividend:

1.	The Company pays a corporate-level federal income tax of 35% on the undistributed gain or $0.35 per share and retains 65% of the gain or $0.65 per share.

2.

Taxable stockholders increase their cost basis in their stock by $0.65 per share. They are liable for federal income tax at a rate not in excess of 20% on 100% of the undistributed gain of $1.00 per share or $0.20 per share in tax. Offsetting this tax, stockholders receive a tax credit equal to the $0.35 per share tax paid by us, which offsets the $0.20 per share tax liability, resulting in an excess tax credit of $0.15 per share for each such stockholder.

3.	Non-taxable stockholders that file a federal income tax return receive a tax refund equal to $0.35 per share.

Under Alternative C: 100% of net capital gain retained by the Company, with no designated undistributed capital gain or deemed dividend:

1.	The Company pays a corporate-level federal income tax of 35% on the retained gain or $0.35 per share.

2.	There is no tax consequence at the stockholder level.

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

If we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Such distributions would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 20% maximum rate for non-corporate stockholders to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC in any taxable year, we would be required to satisfy the RIC qualification requirements in order to requalify as a RIC and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that were recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC. If we fail to satisfy the 90% Income Test or the Diversification Test described above, however, we may be able to avoid losing our status as a RIC by timely providing notice of such failure to the IRS, curing such failure and possibly paying an additional tax.

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

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of December 31, 2012, we believe that all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $786,000, respectively, which represented approximately 1.5% and 1.1% of our total assets.

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

We do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. In the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser will be borne by our common stockholders.

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

•

Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•

Pursuant to Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Exchange Act, we are required to include in our annual report on Form 10-K a report from our management on internal controls over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management’s assessment of the effectiveness of our internal control over financial reporting.

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

We maintain a directors and officers liability insurance policy covering our directors and officers of the Company, insuring us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insuring us for certain securities claims. We also maintain an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering our directors and officers. The coverages under these polices in certain cases extend to the officers, managers and employees of the investment adviser, and to the investment adviser’s Investment Committee. On November 4, 2011, we and the investment adviser entered into a joint liability insurance agreement, which was approved by our non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between us and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits. For the directors and officers liability insurance policy covering the policy year ending August 28, 2013, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to the investment adviser. None of the premium under the excess coverage policy is allocated to the investment adviser.

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

An investment in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. Although the risks described below represent our material risks, they are not the only risks we face. Additional risks and uncertainties not presently known to us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Portfolio Company Investments

Our investments in the later stage, private, pre-IPO companies that we target may be extremely risky, and you could lose all or part of your investment in our common stock.

Investments in the later stage, private, pre-IPO companies that we target involve a number of significant risks, including:

•

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

•

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

•

They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

•

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

The IPO market continues to be volatile with IPO “windows,” or the periods of days or weeks in which new IPOs will be launched, being short and unpredictable even for the most qualified companies. A lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available venture capital funding to late-stage companies that cannot complete an IPO. Such stagnation could dampen returns or could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO opportunities for venture capital-backed companies may also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital. This might result in unrealized depreciation and realized losses in such companies by other investment funds, like us, who are co-investors in such companies. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.

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

We may acquire equity investments in privately-held companies that meet our investment criteria directly from current or former management and early stage investors that are interested in selling privately. We may also acquire shares in these private secondary transactions from current or former non-management employees where the company or its management is coordinating the transaction process. We will typically source these negotiated transactions from investment banks or through our other relationships. We intend to focus on transactions where we will have access to management, as well as financial data and other information about the private company. This management access is important to assure the flow of the company’s financial and other information to us both before and after our investment. Although we do not intend to place bids for positions listed on the trading platforms of private secondary marketplaces, to the extent we did so, our access to information regarding the target company would be limited. In any case, there can be no assurance that our investment adviser will be able to acquire adequate information on which to make its investment decision with respect to any private secondary purchases, or that the information it is able to obtain is current, accurate or complete. Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary transactions could cause us to lose part or all of our investment in such companies, which would have a material and adverse effect on our net asset value and results of operations.

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

Our investment objective is to maximize capital appreciation, which we seek to accomplish by making investments in the equity securities of later stage, typically venture capital-backed, pre-IPO companies. Unlike most business development companies that are focused on investing in debt securities that generate current yield for their stockholders, our portfolio companies typically do not pay dividends and, as a result, we are unable to pass this source of current income through to our stockholders. Any gains that we may realize, and the source of distributions to our stockholders, will come solely from the disposition of the equity interests we acquire in our portfolio companies. These equity interests may not appreciate in value and, in fact, may decline in value.

In addition, the private company securities we acquire are often subject to certain provisions, which could permit other stockholders, under certain circumstances, to force us to liquidate our position in a subject company at a specified price, which could be inadequate or undesirable or even below our cost basis. In this event, we could realize a loss or fail to realize a gain in an amount that we deem an appropriate return on our investment.

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

As part of our investment strategy, our investment adviser may attempt to negotiate structural protections that are expected to provide for an enhanced return upon an IPO event or otherwise enhance our ability to meet our targeted return on our portfolio company investments. Such structural protections may include conversion rights which would result in us receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in us receiving additional shares for a nominal exercise price at the time of an IPO. We have negotiated structural protections of this type in eight of our 17 private portfolio company investments as of December 31, 2012.

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

Our portfolio investments will generally not be in publicly traded securities and, as a result, the fair value of our investments in portfolio companies will often not be readily determinable. At December 31, 2012, portfolio investments, which were valued at fair value by our Board of Directors, were approximately 85.9% of our gross assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable, and the percentage of assets which will be valued at fair value by our Board of Directors is expected to increase as we continue to make additional investments in private portfolio companies. To the extent our Board of Directors has determined that an investment has increased in fair value, we record an increase in unrealized appreciation for that investment and, conversely, to the extent our Board of Directors has determined that an investment has decreased in fair value, we record a decrease in unrealized appreciation for that investment.

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

We typically obtain financial and other information with respect to private companies directly from our prospective portfolio companies during our due diligence process or from available public sources. We also generally have agreements with our portfolio companies to receive financial and other information with respect to private companies on a quarterly basis. However, for our quarterly fair value determinations, we typically will only have access to a portfolio company’s actual financial results as of and for the quarter end which precedes the quarter end for which our fair value determination relates. In addition, we typically only receive updated financial projections for a portfolio company on an annual basis. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. There can be no assurance that we will be able to realize the fair value that our Board has determined for our portfolio company investments upon our disposition of such investments. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

The types of factors that the Valuation Committee may take into account in providing its fair value recommendation to our Board of Directors with respect to our private portfolio company investments may include, as relevant and, to the extent available, the portfolio company’s most recently available historical and projected financial results, industry valuation benchmarks and public market comparables, and other factors. The Valuation Committee may also consider other events, including the transaction in which we acquired our securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company. The Valuation Committee may also consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the valuation date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. Determinations of fair value are highly fact-specific and involve subjective judgments and estimates. After review of available information, the Valuation Committee may determine that it is appropriate to increase fair value, decrease fair value or to make no change to fair value. The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which we are subject with respect to public companies in our portfolio. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Accordingly, there can be no assurance that we will be able to realize the fair value that our Board has determined for our portfolio company investments upon our disposition of such investments.

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

Some of our portfolio companies are subject to complex regulation, and any compliance failures or regulatory action could materially adversely affect their business and reduce the value of our investments.

The businesses of some our of portfolio companies are subject to extensive, complex and continually changing federal and state laws and regulations and the regulations of foreign agencies. If these companies fail to comply with any applicable law, rule or regulation, they could be subject to fines and penalties, indemnification claims by their customers, or become the subject of a regulatory agency enforcement action, each of which would materially adversely affect their business and reputation.

These companies may also become subject to additional regulatory and compliance requirements as a result of changes in laws or regulations, or as a result of any expansion or enhancement of existing products and services or any new products or services they may offer in the future. Compliance with any new regulatory requirements may divert internal resources and take significant time and effort. Their compliance processes may not be sufficient to prevent assertions that they failed to comply with any applicable law, rule or regulation.

Any claims of noncompliance brought against our portfolio companies, regardless of merit or ultimate outcome, could subject them to investigation by the Department of Labor, the Federal Trade Commission, Internal Revenue Service, the Treasury Department or other federal, state and foreign regulatory authorities, which could result in substantial costs to them and divert management’s attention and other resources away from their operations. In addition, investor perceptions of the subject company may suffer and could cause a decline in the market price of their securities, reducing the value of our investments in them.

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

We typically do not seek board seats, observation rights or other control features in our investments. As a result, our equity investments will typically be non-control investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in. As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other stockholders, such as venture capital and private equity sponsors that have substantial investments in our portfolio companies, may have interests that differ from that of the portfolio company or its minority stockholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity and equity-related investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

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

We were initially formed in May 2008 and made our first portfolio company investment in January 2010. We completed our continuous public offering on June 30, 2011 raising $78.4 million, net of issuance costs. As of December 31, 2012, we have made investments of $63.4 million in 20 portfolio companies. As of December 31, 2012, we were fully invested based on our currently available funds. It is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses, although the amount we actually retain may vary depending on our operating expenses and the timing of our purchases and sales of portfolio company investments. As of December 31, 2012, we had only limited dispositions of our investments, relating to interests in two portfolio company investments. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. In addition, our investment adviser, Keating Investments, has only a limited history of investing experience, managing a pool of assets substantially smaller than the net proceeds that we raised in our continuous public offering. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or become worthless.

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

Although Keating Investments has been an investment adviser registered under the Investment Advisers Act of 1940, as amended, since 2001, it had no prior experience in managing a business development company or a pool of assets of the amount we raised in our continuous public offering. In addition, since we had only had limited dispositions of our investments, relating to interests in two portfolio company investments, as of December 31, 2012, we have limited financial information on which you can evaluate an investment in our company or the prior performance of us or our investment adviser. As such, we are subject to the business risks and uncertainties associated with any new business enterprise. Our ability to achieve our investment objective will depend on our investment adviser’s ability to identify, analyze and invest in companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s proper structuring of the investment process and its ability to provide competent, attentive and efficient services to us. We seek a specified number of investments in later stage, private pre-IPO companies, which may be extremely risky. There can be no assurance that Keating Investments will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective or be able to achieve our targeted return on our portfolio company investments if and when they go public.

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

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, our ability to access the capital markets to raise cash to fund additional investments once we are fully invested, and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay distributions to our stockholders.

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

Although we do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. To the extent we do utilize leverage and the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets. For example, we cannot be certain that we will be able to raise additional equity capital to provide funding for normal operations, including additional investments. Reflecting concern about the stability of the financial markets, many institutional investors have reduced or ceased providing funding to certain borrowers. This market turmoil has led to increased market volatility and widespread reduction of business activity generally.

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

The incentive fee may induce Keating Investments, our investment adviser, to make speculative investments or incur leverage.

The incentive fee payable by us to Keating Investments may create an incentive for Keating Investments to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Although we do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. Although the use of leverage is not currently contemplated, the way in which the incentive fee payable to Keating Investments is determined, which is calculated as a percentage of the return on invested capital, may encourage Keating Investments to use leverage to increase the return on our investments. In addition, while leverage for investment purposes is not currently used or contemplated, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage Keating Investments to seek to use leverage to make additional investments. We will be required, however, to obtain the approval of our Board of Directors before we incur any indebtedness. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Although we do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. Although we do not currently anticipate incurring leverage, if we do so we may borrow from and issue senior debt securities to banks, insurance companies and other lenders. Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to Keating Investments will be payable on our gross assets, including those assets acquired through the use of leverage, Keating Investments may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Keating Investments.

Our potential use of borrowed funds to make investments may expose us to risks typically associated with leverage.

Although we do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. To the extent we do utilize leverage:

•

a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage, therefore, shares of our common stock are exposed to incremental risk of loss;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•

our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock may not be available for such dividends;

•	such indebtedness would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, would bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

Our base management fee may induce our investment advisor to incur leverage.

Our base management fee is calculated on the basis of our total assets, including assets acquired with the proceeds of leverage. Although we do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. Although the use of leverage is not currently contemplated, our investment adviser may be encouraged to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this conflict of interest.

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

Operating under the constraints imposed on us as a business development company and a regulated investment company may hinder the achievement of our investment objectives.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of U.S.-based private companies or public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and other high quality debt instruments that mature in one year or less. In addition, qualification for taxation as a regulated investment company, or RIC, requires satisfaction of source-of-income, diversification and distribution requirements. These constraints, among others, may hinder Keating Investments’ ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Although we do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. Although the use of leverage is not currently contemplated, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Our Board of Directors is required under the 1940 Act to approve any issuance of senior securities. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that were to happen, we might be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of Keating Capital and its stockholders, and our stockholders approve such sale. In this regard, at our 2012 Annual Meeting of Stockholders our stockholders approved a proposal to sell or otherwise issue up to 50% of our outstanding shares of common stock at a price below our net asset value per share at the time of such issuance. Our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share which represents a discount to the then current net asset value per share of more than 15%.

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

Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC in future taxable years, however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status in future years. In order to qualify for the special treatment accorded to a RIC, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, income from “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. In order to satisfy the annual distribution requirement for a RIC, we must distribute at least 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses), if any, to our stockholders on an annual basis. Although we do not intend to borrow funds or issue senior securities, including preferred stock, in the foreseeable future to finance the purchase of our investments in portfolio companies, we have the discretion to do so. However, we will not borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investment in portfolio companies for at least one year from the date of the completion of any equity offering. Although the use of leverage is not currently contemplated, because we may use debt financing, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Although we focus on achieving capital gains from our equity investments, in certain limited cases we may receive current income, either through interest or dividend payments, on our investments. While our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses. In the event that dividends are declared and paid on our preferred stock investments, it is possible that such preferred dividends may be paid in the form of preferred or common shares of the portfolio company. Because in certain cases we may recognize such current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of Keating Capital and our existing common stockholders. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. We are authorized to issue up to 200,000,000 shares of common stock and, as of December 31, 2012, we had 9,174,785 shares of common stock issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders would have the ability to reject a director that would otherwise be elected by our common stockholders. In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders would not chose to act in a manner that tends to favors our preferred stockholders, particularly where there was a conflict between the interests of our preferred stockholders and our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States’ debt could result in increasing borrowing costs, a falling dollar, less stable financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds. Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of December 31, 2012, accounted for 12.4% percent of our investment portfolio and 10.9% of our gross assets. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

In addition to the downgrade of the U.S. credit rating, on August 8, 2011, S&P downgraded the credit ratings of Fannie Mae, Freddie Mac, and other entities linked to long-term U.S. debt. As of December 31, 2012, our portfolio included $8.7 million of money market funds that invest in U.S. Treasurys and other U.S. Government agency-backed securities. These money market funds could be adversely affected by future credit downgrades.

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

Since shares of our common stock were listed on the Nasdaq Capital Market beginning December 12, 2011, the trading price of our common stock has fluctuated substantially. We expect that the trading price of our common stock will continue to fluctuate substantially. The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

•	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

•	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	fluctuations in the valuation of our portfolio investments;

•	public perception of the value of our portfolio companies;

•	operating performance of companies comparable to us;

•	market sentiment against the industry sectors in which invest in such as technology, Internet and software, and cleantech; or

•	departures of any of the principals or other investment professionals of Keating Investments.

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

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. The amount and timing of any distributions to our stockholders will fluctuate substantially because the source of our distributions will be solely from net capital gains (which we define for this purpose as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, that we realize from the dispositions of our portfolio company investments. Since our equity investments typically do not generate current income (i.e., dividends or interest income), we will not generate net ordinary income from which we could make distributions to our stockholders, which makes us different from other business development companies that primarily make debt investments and may pay dividends from their interest income to stockholders on a more regular basis. As we intend to focus on making primarily capital gains-based investments in equity securities, which will not be income producing, we do not anticipate that we will pay distributions regularly on a quarterly basis or become a predictable issuer of dividends, and we expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments.

Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, and our ability to dispose of our publicly traded portfolio positions at a gain. There is no assurance that our portfolio companies will complete an IPO or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments. Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and that any distributions we do pay to stockholders will be paid only from net capital gains, if any, realized from the disposition of our portfolio company investments, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts. Moreover, to the extent that we make such distributions in the future, the timing and amount of such distributions will be irregular and vary significantly from year to year.

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

We plan to make distributions from any assets legally available for distribution and will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, realized capital gains or are returns of capital. To the extent there is a return of capital, investors will be required to reduce their cost basis in our stock for federal tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital paid out of offering proceeds will be net of any sales load and offering expenses associated with sales of shares of our common stock.

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

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or large stockholders.

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

At our 2012 Annual Meeting of Stockholders, our stockholders approved a proposal to sell or otherwise issue up to 50% of our outstanding shares of common stock at a price below our net asset value per share at the time of such issuance. Our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share which represents a discount to the then current net asset value per share of more than 15%. No change can be made to this policy without unanimous approval of our independent directors. We cannot issue shares of our common stock at a price below net asset value unless our Board of Directors determines that it would be in our and our stockholders’ best interests to do so. If our stockholders grant us such approval, the issuance or sale by us of shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades.

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

Price Range of Common Stock

Our common stock was listed and began trading on the Nasdaq Capital Market on December 12, 2011. Our shares of common stock are traded under the symbol “KIPO.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for the period beginning December 12, 2011, our initial listing date, through December 31, 2012.

	Price Range
Quarter Ended	High	Low
December 31, 2011	$10.73	$8.00
March 31, 2012	$9.69	$6.51
June 30, 2012	$7.96	$5.72
September 30, 2012	$7.80	$6.16
December 31, 2012	$7.40	$6.08

The last reported price for our common stock on February 14, 2013 was $6.46 per share.

As of February 14, 2013, we had approximately 1,100 stockholders of record. Approximately 73% of the outstanding shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 2,800 additional beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. Our stock repurchase program was originally set to expire on November 8, 2012; however, on October 26, 2012, our Board of Directors extended our stock repurchase program for an additional six months. The program will now expire on May 8, 2013, unless extended further by our Board of Directors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Since the inception of our stock repurchase program in May 2012 through December 31, 2012, we have repurchased 108,996 shares of our common stock at an average price of $7.01 per share, including commissions, for a total cost of $764,179. Details of the monthly share repurchases under our stock repurchase program during the year ended December 31, 2012 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 2012	—	$—	$—	—	$—	$—
May 2012	4,159	29,221	7.03	4,159	29,221	4,970,779
June 2012	34,829	247,977	7.12	34,829	247,977	4,722,802
July 2012	—	—	—	—	—	4,722,802
August 2012	5,469	38,648	7.07	5,469	38,648	4,684,154
September 2012	26,013	193,097	7.42	26,013	193,097	4,491,057
October 2012	—	—	—	—	—	4,491,057
November 2012	26,970	178,867	6.63	26,970	178,867	4,312,190
December 2012	11,556	76,369	6.61	11,556	76,369	4,235,821
Total - 2012	108,996	$764,179	$7.01	108,996	$764,179

(1)

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million. The stock repurchase program was originally set to expire on November 8, 2012; however, on October 26, 2012, our Board of Directors extended our stock repurchase program for an additional six months. The program will now expire on May 8, 2013, unless extended further by our Board of Directors.

Issuance of Common Stock Below Net Asset Value

At our 2012 Annual Meeting of Stockholders, our stockholders approved a proposal to issue up to 50% of our outstanding shares of common stock at a price (after reduction for commissions and discounts) below our net asset value per share at the time of such issuance. Our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share (offering price to public before commissions and discounts) which represents a discount to the then current net asset value per share of more than 15%. This authorization will expire on the earlier of June 1, 2013 or the date of our 2013 Annual Meeting of Stockholders. In order to sell shares pursuant to this authorization, we cannot sell or issue shares of our common stock at a price below our net asset value per share at the time unless our Board of Directors determines that such sale or issuance would be in our and our stockholders’ best interests. Sales of our common stock at a price below our net asset value per share will dilute the interests of existing stockholders, have the effect of reducing our net asset value per share, and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. As of December 31, 2012, we have not issued any of our shares of common stock below net asset value pursuant to this authorization.

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

On December 6, 2012, our Board of Directors declared a cash distribution of $282,203, or approximately $0.03 per share outstanding on the record date. The distribution was paid on December 26, 2012, to stockholders of record as of December 14, 2012. This distribution represented a distribution of our net realized capital gains for 2012.

The following table summarizes the cash dividends declared and paid or to be paid on the outstanding shares of common stock to date:

Date Declared	Record Date	Payment Date	Amount Per Share
February 11, 2011	February 15, 2011	February 17, 2011	$0.13
December 6, 2012	December 14, 2012	December 26, 2012	$0.03

			$0.16

For federal income tax purposes, distributions paid to our stockholders are characterized and reported as ordinary income, return of capital, long term capital gains or a combination thereof. Distributions in excess of our accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our future distributions to stockholders, if any, will actually be. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of portfolio company investments, and/or a return of capital which is a nontaxable distribution) is mailed to our stockholders. Our distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for federal income tax purposes since we did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011. Our distribution of $282,203 to stockholders in December 2012 was characterized as a long-term capital gain distribution for federal income tax purposes since it represented a distribution of our net realized capital gains for 2012.

Distributions to our stockholders will be payable only as and when declared by our Board of Directors and will be paid out of assets legally available for distribution. All distributions will be paid at the discretion of our Board of Directors. We plan to make distributions from any assets legally available for distribution and will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, realized capital gains or are returns of capital. To the extent there is a return of capital, investors will be required to reduce their cost basis in our stock for federal tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital paid out of offering proceeds will be net of any sales load and offering expenses associated with sales of shares of our common stock.

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

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend or distribution, then our stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividend automatically reinvested in additional whole shares of our common stock (with any fractional share being paid in cash), rather than receiving the cash dividends or distributions. However, our distribution of $446,837 to stockholders in February 2011 was not eligible for reinvestment under the dividend reinvestment plan since our shares of common stock had not been listed on a stock exchange at the time of the distribution.

Performance Graph

Our common stock was listed and began trading on the Nasdaq Capital Market on December 12, 2011. Due to our limited trading history, we do not have five years of performance history and will present annual comparative performance data for: (i) the period beginning December 12, 2011 and ending December 31, 2011, and (ii) the period beginning January 1, 2012 and ending December 31, 2012. The following stock performance graph assumes that the value of the investment in our common stock and in each of the indices was $100 on the beginning of each period, and tracks it through the end of each period (including reinvestment of dividends).

The following stock performance graph compares the cumulative total return of holders of our common stock with the cumulative total return of: (i) the Russell 2000 Index, a broad equity market index that includes companies whose equity securities are traded on the same exchange as us, and (ii) a peer issuer index consisting of four business development companies (with relatively comparable market capitalizations to us) whose investment objective is to maximize capital appreciation with a focus on making equity investments in private portfolio companies. The selected peer issuer index includes: Firsthand Technology Value Fund (Nasdaq:SVVC), GSV Capital Corp. (Nasdaq:GSVC), and Harris & Harris Group, Inc. (Nasdaq:TINY).

The Russell 2000 Index replaces the S&P 500 Index which was used as the broad equity market index in our 2011 annual report. We believe that the Russell 2000 Index, which measures the performance of the small-cap segment of the U.S. equities universe, is a more appropriate broad equity market index because it better reflects the higher price volatility, higher beta, and higher sensitivity of small companies to economic cycles that our portfolio of later stage, venture capital-backed, private companies are more likely to experience. In addition, as the number of equity-focused business development companies such as us has increased over the last two years, we believe the performance of this selected peer issuer index is more appropriate than the Nasdaq Financial 100 Index which was used in our 2011 annual report. However, the following stock performance graph compares our cumulative total return with that of both the newly selected indices and the indices used in our 2011 annual report.

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

The following selected financial data for the years ended December 31, 2012, 2011, 2010 and 2009 and for the period from May 9, 2008 (Inception) through December 31, 2008 is derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	At and for the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	At December 31, 2008 and for the Period from May 9, 2008 (Inception) to December 31, 2008
Statement of Operations Data:
Total investment income	$3,870	$54,348	$54,009	$10,637	$14,005
Base management fees	1,533,808	1,153,058	218,876	90,904	11,990
Incentive fees	425,519	152,757	115,423	—	—
Administrative expenses allocated from investment adviser	633,997	450,019	404,633	269,384	28,041
Total operating expenses	4,056,856	3,764,370	2,031,002	1,006,615	542,965
Net investment loss	(4,052,986)	(3,710,022)	(1,976,993)	(995,978)	(528,960)
Net change in unrealized appreciation on investments	1,845,390	763,784	577,116	—	—
Net realized gain on investments	282,203	—	—	—	—
Net decrease in net assets resulting from operations	(1,925,393)	(2,946,238)	(1,399,877)	(995,978)	(528,960)
Per Share Data:
Net asset value per common share	$8.00	$8.23	$7.85	$6.53	$8.27
Net investment loss (1)	(0.44)	(0.54)	(1.43)	(1.75)	(1.79)
Net decrease in net assets resulting from operations (1)	(0.21)	(0.43)	(1.01)	(1.75)	(1.79)
Distributions declared (1)	0.03	0.06	—	—	—
Balance Sheet Data at Period End:
Investment in portfolio company securities at fair value	$65,023,706	$37,273,980	$4,177,607	$—	$—
Short-term investments at fair value	—	—	13,500,000	3,000,000	4,411,127
Cash and cash equivalents	8,934,036	39,606,512	4,753,299	367,918	367,588
Total assets	74,385,077	76,943,238	22,856,713	3,903,387	4,810,163
Total liabilities	972,137	558,523	400,313	183,891	94,689
Net assets	73,412,940	76,384,715	22,456,400	3,719,496	4,715,474
Common shares outstanding	9,174,785	9,283,781	2,860,299	569,900	569,900

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this annual report on Form 10-K include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the investments we expect to make;

•	our ability to identify future portfolio companies that meet our investment criteria;

•	the impact of a protracted decline in the market for IPOs on our business;

•	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

•	the expected market for venture capital investments in later stage, private, pre-IPO companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the equity markets to raise capital to fund future portfolio company investments;

•	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

•	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

•	the timing, form and amount of any dividend distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this annual report on Form 10-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K. In addition to historical information, the following discussion and other parts of this annual report on Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” and “Forward-Looking Statements and Projections” and the “Risk Factors” appearing elsewhere in this annual report on Form 10-K.

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. We satisfied the RIC requirements during our 2010, 2011 and 2012 taxable years. See “Material U.S. Federal Income Tax Considerations” above.

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

We specialize in making pre-IPO investments in innovative, emerging growth companies that are committed to and capable of becoming public. We provide investors with the ability to participate in a unique fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status, or what we refer to as the private-to-public valuation arbitrage. Our shares are listed on Nasdaq under the ticker symbol “KIPO.”

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

•

Potential for return on investment. Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, or what we refer to as the private-to-public valuation arbitrage, as discussed below, we seek to make investments that create the potential for a 2x return on our investment once the company is publicly traded and assuming our expected investment horizon of 36 months. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for an IPO sooner than 12 months or has a registration statement filed at the time of our investment, in which case our targeted 2x return on our investment may be correspondingly reduced.

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

Our portfolio company investments are currently composed of, and we anticipate that our portfolio will continue to be composed of, investments primarily in the form of preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debentures or loans that are convertible into or settled with common stock. At December 31, 2012, none of our portfolio company investments were convertible debentures or loans.

We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing. The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding. However, the equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer. Of the 20 portfolio company investments we have made, at the time of our initial investment in these companies, 17 of these initial investments represented the portfolio company’s most senior preferred stock, two of these initial investments represented common shares where the portfolio company had only common stock outstanding, and in one initial investment in the common shares of Stoke, which we acquired from Stoke employees, we did not acquire the portfolio company’s most senior equity securities since Stoke had preferred stock outstanding at the time of our initial investment. We invested in Stoke because we believed it represented an opportunity to invest in a company that met our investment criteria even though it was not looking to raise additional equity financing at the time.

During 2012, we disposed of our entire interest in NeoPhotonics. As a result, our portfolio as of December 31, 2012 consisted of 19 companies, two publicly traded companies, Solazyme and LifeLock, and 17 private companies.

As of December 31, 2012, we held investments in 19 portfolio companies, which consisted of the most senior preferred equity in 10 of the companies (of which two of our investments have a pari passu preference with a subsequently issued series of preferred stock), common stock in two private companies whose capitalizations consisted of only common stock (Corsair and TrueCar), and common stock in two publicly traded companies (Solazyme and LifeLock). As of December 31, 2012: (i) our Series B preferred stock investment in Harvest Power is no longer Harvest Power’s most senior preferred stock because Harvest Power issued more senior preferred stock in a Series C preferred stock round in March 2012 in which we did not participate, (ii) our common stock investment in Stoke does not consist of Stoke’s most senior equity securities since Stoke had preferred stock outstanding at the time of our initial investment, (iii) our preferred stock investments in Livescribe were converted into common stock in December 2012 and, as such, our common stock is no longer Livescribe’s most senior equity securities since Livescribe continues to have more senior preferred stock outstanding, (iv) our Series C preferred stock investment in Agilyx is no longer Agilyx’s most senior preferred stock because Agilyx issued more senior preferred stock in a Series D preferred stock round in October 2012 in which we did not participate, and (v) our initial Series E preferred stock investment in BrightSource was converted into BrightSource’s common stock and Series 1A preferred stock and is no longer BrightSource’s most senior preferred stock because BrightSource issued more senior preferred stock in a Series 1 preferred stock round in October 2012 (although we did participate in the Series 1 preferred stock round and, as a result, we acquired Series 1 preferred stock which is BrightSource’s most senior preferred equity). Additionally, while Xtime and Suniva each issued new series of preferred stock subsequent to our initial investment, the newly issued series of preferred stock and our preferred stock investments in these portfolio companies have, on an equal priority, pari passu basis, a senior right and preference (before any other preferred or common stock) to any dividends declared or any distribution of assets in liquidation.

All of our portfolio company investments to date were acquired directly from the issuer, with the exception of our common stock investment in Corsair, which we acquired from current and former management, our investment in additional shares of Solazyme in the public market subsequent to its IPO, and our investment in Stoke which we acquired from employees.

We target our pre-IPO investing activities on direct investments in the most senior equity securities of later-stage innovative, emerging growth companies that agree to provide us with financial information both at the time of our initial investment and on an ongoing basis thereafter. The average age of our current portfolio companies at the time of our initial investment was eight years. In addition, the financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round. Of our initial investments in 19 portfolio companies as of December 31, 2012, 17 have been direct investments in a portfolio company and two have been acquired in secondary transactions from current or former management or employees facilitated by the portfolio company. We have been the lead investor in seven of our 19 portfolio company investments.

As part of our initial investment in each portfolio company, we obtained contractual rights to receive certain financial information from each portfolio company, including those where we initially acquired common stock. However, our information rights have been subsequently terminated for: (i) Solazyme and LifeLock in connection with the completion of their IPOs, and (ii) Livescribe in connection with the conversion of our preferred stock investments into common stock. However, we continue to have access to financial information for Solazyme and LifeLock from their periodic reports filed with the SEC.

The following table details certain information and other characteristics of our portfolio companies as of December 31, 2012.

Initial Keating Capital Investment Date	Portfolio Company (1)	Portfolio Company Founding Year	Portfolio Company Status as of December 31, 2012	Portfolio Company Age at Initial Investment in Years (2)	Initial Investment / Purchase Transaction (3)	Lead or Participating Investor	Initial Keating Capital Participation Round	Number of Portfolio Company Financing Rounds Prior to Keating Capital Initial Investment	Portfolio Company’s Most Senior Equity Security (4)	Access to Portfolio Company Financial Information
Jul-10	Livescribe, Inc.	2007	Private	3	Direct	Participating	Series C Preferred	2	No	No
Jul-10	Solazyme, Inc.	2003	Public	7	Direct	Participating	Series D Preferred	3	Yes	Yes - Publicly Reporting
Oct-10	MBA Polymers, Inc.	1993	Private	17	Direct	Participating	Series G Preferred	6	Yes	Yes - Contractual Rights
Feb-11	BrightSource Energy, Inc.	2006	Private	5	Direct	Participating	Series E Preferred	4	No	Yes - Contractual Rights
Mar-11	Harvest Power, Inc.	2008	Private	3	Direct	Participating	Series B Preferred	1	No	Yes - Contractual Rights
Mar-11	Suniva, Inc.	2007	Private	4	Direct	Participating	Series D Preferred	3	Yes	Yes - Contractual Rights
Jun-11	Xtime, Inc.	1999	Private	12	Direct	Lead	Series F Preferred	5	Yes	Yes - Contractual Rights
Jul-11	Corsair Components, Inc.	1994	Private - IPO Registration on File	17	Secondary	Lead	Common	None	Yes	Yes - Contractual Rights
Aug-11	Metabolon, Inc.	2000	Private	11	Direct	Lead	Series D Preferred	3	Yes	Yes - Contractual Rights
Aug-11	Kabam, Inc.	2006	Private	5	Direct	Participating	Series D Preferred	3	Yes	Yes - Contractual Rights
Sep-11	Tremor Video, Inc.	2005	Private	6	Direct	Participating	Series F Preferred	5	Yes	Yes - Contractual Rights
Sep-11	TrueCar, Inc.	2005	Private	6	Direct	Participating	Common	4	Yes	Yes - Contractual Rights
Dec-11	Agilyx Corporation	2004	Private	7	Direct	Lead	Series C Preferred	2	No	Yes - Contractual Rights
Jan-12	Zoosk, Inc.	2007	Private	5	Direct	Participating	Series E Preferred	4	Yes	Yes - Contractual Rights
Mar-12	LifeLock, Inc.	2005	Public	7	Direct	Participating	Series E Preferred	4	Yes	Yes - Publicly Reporting
Mar-12	SilkRoad, Inc.	2003	Private	9	Direct	Participating	Series C Preferred	2	Yes	Yes - Contractual Rights
May-12	Glam Media, Inc.	2004	Private	8	Direct	Lead	Series F Preferred	5	Yes	Yes - Contractual Rights
Jun-12	Stoke, Inc.	2004	Private	8	Secondary	Lead (5)	Common	5	No	Yes - Contractual Rights
Jun-12	Jumptap, Inc.	2005	Private	7	Direct	Lead	Series G Preferred	6	Yes	Yes - Contractual Rights
	Average Age of Portfolio Company at Time of Keating Capital’s Initial Investment (in years)			8	Average Number of Portfolio Company Financing Rounds Prior to Keating Capital’s Initial Investment (6)			4

(1)	During the year ended December 31, 2012, we disposed of our entire interest in NeoPhotonics and, as a result, NeoPhotonics has not been included in the above table.
(2)	Reflects the age of each portfolio company (in years) at the time of Keating Capital’s initial investment.
(3)

Reflects the type of transaction in which Keating Capital acquired its initial investment in each portfolio company. “Direct” means an investment in equity securities issued directly by the portfolio company. “Secondary” means an acquisition of equity securities from a portfolio company’s current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the portfolio company or its management is coordinating the transaction.

(4)

Keating Capital is considered to own a portfolio company’s most senior equity securities if: (i) the preferred equity securities which Keating Capital acquired in its initial investment represent the portfolio company’s most senior equity securities outstanding as of December 31, 2012, or (ii) the common equity securities owned by Keating Capital as of December 31, 2012 represent the portfolio company’s only class of equity securities outstanding. Accordingly, the determination of most senior equity securities of a portfolio company takes into account a portfolio company’s issuance of more senior equity securities following Keating Capital’s initial investment.

(5)	Keating Capital was the sole investor.
(6)

Average calculation excludes Corsair since it had not raised equity financing from institutional investors prior to Keating Capital’s initial investment. A new series of preferred stock issued upon conversion of an existing series of preferred stock and rounds issued in acquisitions are not considered new rounds.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. In some circumstances, these structural protections will apply only if the IPO price is below stated levels. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment. Of our investments in 17 private portfolio companies as of December 31, 2012, we have been provided some structural protection with respect to investments in eight of these portfolio companies.

We typically do not seek to take a control position in our investments through ownership, board seats, observation rights or other control features. However, we offer significant managerial assistance to our portfolio companies.

We intend to maximize our potential for capital appreciation by taking advantage of the private-to-public valuation arbitrage, or the premium, that we believe is generally associated with having a more liquid asset, such as a publicly traded security. Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions. Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing. As a result, we believe that public companies typically trade at higher valuations – generally 2x or more – than private companies with similar financial attributes. By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium. There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

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

[1]	Following an IPO, the shares we hold in our portfolio companies are generally subject to customary 180 day lockup restrictions.

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

We have an IPO, event-driven strategy, and we attempt to generate returns by accepting the risks of owning illiquid securities of later stage private companies. The process of transforming from private to public ownership is subject to the uncertainties of the IPO process. If this process happened quickly and with certainty, we believe there would be less of an illiquidity discount available (and hence, less potential return) to us when we make our investments. Instead, the private-to-public transformation process takes time and is subject to market conditions, and we therefore incorporate an expected three-year average holding period for each portfolio company into our strategy.

As of December 31, 2012, the total value of our investments in our 19 portfolio companies was $65.0 million, and we had cash and cash equivalents of $8.9 million. Based on our current capital base, the targeted size of our individual portfolio company investments will be approximately $3 to $5 million, but we may invest more than this amount in certain opportunistic situations. We expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment depending on the size of our asset base and our investable capital. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets measured at the time of investment. An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment. We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity. We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base.

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

While we typically do not intend to purchase stock in a portfolio company’s IPO or in open market transactions thereafter, under certain circumstances, we may consider making additional investments in a publicly traded portfolio company in open market purchases, which will increase our position in the company. We typically will consider open market purchases of shares in our publicly traded portfolio companies as a means to bring our overall investment closer to our targeted percentage of our gross assets per portfolio company investment. In such cases, our initial private investments may have been limited due to the level of our gross assets at the time of the initial investment. However, we may be unable to make follow-on investments in our publicly traded portfolio companies as a result of certain regulatory restrictions on a business development company’s investments in publicly traded securities with market capitalizations in excess of $250 million. See “Material U.S. Federal Income Tax Considerations” above.

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

In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States’ debt could result in increasing borrowing costs, a falling value of the dollar, less stable financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in a variety ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly higher costs or lower valuations than the preceding financing rounds. Market disruptions could also delay the timing of going public by our private portfolio companies and affect the value of our publicly traded portfolio companies, which as of December 31, 2012, accounted for 12.4% percent of our investment portfolio and 10.9% of our gross assets. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

In addition to the downgrade of the U.S. credit rating, on August 8, 2011, S&P downgraded the credit ratings of Fannie Mae, Freddie Mac, and other entities linked to long-term U.S. debt. As of December 31, 2012, our portfolio included $8.7 million of money market funds that invest in U.S. Treasurys and other U.S. Government agency-backed securities. These money market funds could be adversely affected by future credit downgrades.

IPO Market Conditions and Developments

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments. Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen. While the U.S. IPO market had its fastest start in 2012 since 2000, the market declined after Facebook’s botched IPO in May 2012 and the continuing European debt crisis. The uncertainty surrounding the U.S. fiscal cliff resulted in sporadic IPO activity in the second half of 2012, with the slowest November and December since the technology bubble in 2000. Still, the overall results for 2012 showed an improvement over 2011, with 128 U.S. IPOs completed in 2012 – up from 125 IPOs in 2011.

Including Facebook’s $16 billion IPO, the largest venture-backed IPO in history, there were 46 venture-backed IPOs in 2012 raising total proceeds of about $20.7 billion, compared to 51 venture-backed IPOs in 2011 raising about $7.9 billion. However, excluding Facebook’s IPO, total 2012 proceeds declined by about $3.2 billion from 2011, an indication that recent ventured-backed IPO activity consisted of mainly smaller IPOs with average deal size falling from $155 million in 2011 to $104 million in 2012.

On April 5, 2012, the JOBS Act, which was designed to make it easier for small businesses and emerging growth companies to raise capital and complete the IPO process, was signed into law. The JOBS Act amends the Securities Act and the Securities Exchange Act to add a new category of issuer, an “emerging growth company,” broadly defined as a company with less than $1 billion of annual gross revenue in the fiscal year prior to its IPO. For companies that qualify as “emerging growth companies,” the

JOBS Act provides exemptions from certain disclosure requirements and auditing and accounting rules that we believe discouraged many smaller companies from going public. For example, the JOBS Act amends Section 404 of the Sarbanes-Oxley Act to exempt emerging growth companies from the requirement to include an auditor’s statement attesting to management’s internal controls over financial reporting for up to five years. Among the changes implemented by the JOBS Act, we perceive the following potentially will have the most impact on the IPO market:

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

•	Allowing investment banks to publish research reports on pending offerings, even while serving as an underwriter; and

•	Waiving conflict of interest and three-way communications rules involving research analysts, investment banks, and an emerging growth company’s management.

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

Portfolio and Investment Activity

The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of December 31, 2012 and December 31, 2011, 85.9% and 45.0%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

Portfolio Composition

The following table details the composition of our portfolio company investments by security, at cost and value as of December 31, 2012.

		December 31, 2012
Portfolio Company	Investment Description	Shares/ Warrants	Cost (Per Share)	Cost	Value	Unrealized Appreciation (Depreciation)
Publicly Traded Portfolio Companies:
Solazyme, Inc. (1)	Common Stock	47,927	$8.86	$424,403	$376,706	$(47,697)
	Common Stock—Open Market Purchases	50,000	11.07	553,259	393,000	(160,259)
	Common Stock—Open Market Purchases	50,000	10.55	527,500	393,000	(134,500)
LifeLock, Inc.	Common Stock	944,513	5.29	5,000,000	6,911,002	1,911,002

Total - Publicly Traded Portfolio Companies				$6,505,162	$8,073,708	$1,568,546

Private Portfolio Companies That Have an IPO Registration on File:
Corsair Components, Inc. (2)	Common Stock	640,000	$5.33	$3,411,080	$5,530,000	$2,118,920
	Common Stock Warrants	160,000	3.68	589,000	70,000	(519,000)

Total - Private Portfolio Companies That Have an IPO Registration on File				$4,000,080	$5,600,000	$1,599,920

Private Portfolio Companies:
Livescribe, Inc. (3)	Common Stock	9,686	$62.58	$606,187	$—	$(606,187)
MBA Polymers, Inc.	Series G Convertible Preferred Stock	1,100,000	1.00	1,100,000	951,500	(148,500)
	Series G Convertible Preferred Stock	900,000	1.00	900,000	778,500	(121,500)
BrightSource Energy, Inc. (4)	Common Stock	132,972	13.21	1,756,203	1,630,000	(126,203)
	Series 1A Preferred Stock	2,500,005	0.30	743,803	630,000	(113,803)
	Series 1 Convertible Preferred Stock	26,475	15.00	397,125	397,125	—
Harvest Power, Inc.	Series B Convertible Preferred Stock	580,496	4.31	2,499,999	3,540,000	1,040,001
Suniva, Inc. (5)	Series D Convertible Preferred Stock	198	12,630.00	2,500,007	1,280,000	(1,220,007)
Xtime, Inc. (6)	Series 1A Convertible Preferred Stock	1,573,234	1.52	2,389,140	3,530,000	1,140,860
	Common Stock Warrants	n/a	n/a	610,860	900,000	289,140
	Common Stock Warrants	22,581	—	—	12,878	12,878
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	1.79	4,000,000	4,530,000	530,000
Kabam, Inc.	Series D Convertible Preferred Stock	1,046,017	1.27	1,328,860	980,000	(348,860)
Tremor Video, Inc.	Series F Convertible Preferred Stock	642,994	6.22	4,000,001	3,850,000	(150,001)
TrueCar, Inc.	Common Stock	566,037	5.30	2,999,996	2,680,000	(319,996)
Agilyx Corporation	Series C Convertible Preferred Stock	1,092,956	3.66	4,000,000	3,650,000	(350,000)
Zoosk, Inc.	Series E Convertible Preferred Stock	715,171	4.19	2,999,999	3,080,000	80,001
SilkRoad, Inc.	Series C Convertible Preferred Stock	12,398,158	0.28	3,500,000	4,004,000	504,000
	Series C Convertible Preferred Stock	5,313,496	0.28	1,500,000	1,716,000	216,000
Glam Media, Inc.	Series F Convertible Preferred Stock	1,196,315	4.18	4,999,999	5,170,000	170,001
Stoke, Inc.	Common Stock	1,000,000	3.50	3,500,000	3,040,000	(460,000)
Jumptap, Inc.	Series G Convertible Preferred Stock	695,023	7.19	4,999,995	4,999,995	—

Total - Private Portfolio Companies				$51,332,174	$51,349,998	$17,824

Total - All Portfolio Companies				$61,837,416	$65,023,706	$3,186,290

(1)	We sold 65,000 shares of Solazyme common stock with an aggregate cost basis of $575,588 during the year ended December 31, 2012.
(2)

Corsair Components, Inc. completed a 1-for-5 reverse stock split effective April 24, 2012. As a result of the reverse stock split, we now own 640,000 shares of common stock and warrants to purchase 160,000 shares of common stock at an exercise price of $0.05 per share. Prior to the reverse stock split, we owned 3,200,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $0.01 per share.

(3)

In November 2012, Livescribe closed on a convertible note financing. Because we did not participate in the convertible note financing: (i) the Series C, C-1 and C-2 preferred stock we held in Livescribe were automatically converted into common stock at an unfavorable rate (one share for each 2.5 conversion shares), and (ii) the Series C and C-1 preferred stock warrants we held in Livescribe were canceled. Concurrent with the convertible note financing, Livescribe completed a 1-for-100 reverse stock split.

(4)

In October 2012, BrightSource completed an initial closing of a Series 1 preferred stock financing (the “Series 1 Financing”), in which we invested $397,125 to acquire 26,475 shares of Series 1 preferred stock. Immediately prior to the Series 1 Financing, all outstanding shares of preferred stock were automatically converted into common stock on a 1-for-1 basis, after giving effect to a 1-for-3 reverse stock split, which was effected in March 2012. As such, our 288,531 shares of Series E Preferred Stock on a pre-split basis were converted into 96,177 shares of common stock. Because we made our full pro-rata investment in the Series 1 Financing, we also received: (i) 2,500,005 shares of Series 1A preferred stock, which have a liquidation preference of $1.00 per share subordinate to the Series 1 liquidation preference, and (ii) 36,795 shares of common stock to compensate existing preferred stock investors for the potential dilutive effect of BrightSource’s option pool increase. The Series 1A preferred shares are not convertible into common stock.

(5)

Suniva, Inc. completed a 1-for-1000 reverse stock split effective December 20, 2012. As a result of the reverse stock split, we now own 197.942 shares of Series D convertible preferred stock. Prior to the reverse stock split, we previously owned 197,942 shares of Series D convertible preferred stock.

(6)

In October 2012, Xtime completed a Series 2 convertible preferred stock financing (“Series 2 Financing”) in which we did not participate. Immediately prior to the closing of the Series 2 Financing, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) converted their existing preferred stock into: (i) newly-created Series 1A and 1B convertible preferred stock, and (ii) warrants to acquire additional shares of Xtime’s common stock which grant the holder the right to acquire additional shares of common stock, calculated at the time of Xtime’ IPO based on the actual IPO price, at an exercise price of $0.01 per share (“IPO warrants”). As a holder of Series F preferred stock, we received one share of Series 1A preferred stock for each share of Series F preferred stock that the Company held, no shares of Series 1B preferred stock, and IPO Warrants that are exercisable upon Xtime’s IPO. We continue to hold warrants to acquire 22,581 shares of Xtime common stock which we received as part of the Series F preferred stock investment.

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

During the third quarter of 2012, we sold 160,000 shares of NeoPhotonics common stock for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. As of December 31, 2012, we no longer hold any shares of NeoPhotonics.

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

During the first and second quarter of 2012, we sold 65,000 shares of Solazyme’s common stock for an aggregate sales price (net of commissions and selling expenses) of $979,219, or an average price per share of $15.06. At December 31, 2012, we continued to own 147,927 shares of Solazyme’s common stock which were valued at $1,162,706 based on Solazyme’s closing market price of $7.86 per share on December 31, 2012.

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

On April 22, 2011, BrightSource filed a registration statement on Form S-1 for a $250 million IPO of its common stock. After filing a number of amendments to its registration statement, the last of which was filed on March 30, 2012, BrightSource withdrew its registration statement on April 12, 2012. On October 24, 2012, BrightSource completed an initial closing of its Series 1 convertible preferred stock financing, in which we invested $397,125 to acquire 26,475 shares of Series 1 preferred stock. Immediately prior to the Series 1 financing, all outstanding shares of preferred stock were automatically converted into common stock on a 1-for-1 basis, after giving effect to a 1-for-3 reverse stock split, which was effected in March 2012. As such, our 288,531 shares of Series E Preferred Stock on a pre-split basis were converted into 96,177 shares of common stock. Because we made our full pro-rata investment in the Series 1 financing, we also received: (i) 2,500,005 shares of Series 1A preferred stock, which have a liquidation preference of $1.00 per share but are subordinate to the senior liquidation preference of the Series 1 preferred stock, and (ii) 36,795 shares of common stock to compensate existing preferred stock investors for the potential dilutive effect of BrightSource’s option pool increase. The Series 1A preferred shares are not convertible into common stock and would be canceled upon an IPO.

In connection with the Series 1 financing, the cost basis of our initial investment in BrightSource’s Series E preferred stock investment of $2,500,006 was assigned, based on the fair value of the securities we received in exchange for the Series E preferred stock, as follows: (i) $1,756,203 was assigned to our 132,972 shares of common stock of BrightSource, and (ii) $743,803 was assigned to our 2,500,005 shares of Series 1A preferred stock of BrightSource. Our investment in the 26,475 shares of Series 1 preferred stock we acquired in the Series 1 financing has a cost basis of $397,125, which represents the purchase price we paid for such Series 1 preferred stock.

At December 31, 2012, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1 convertible preferred stock investment in BrightSource was valued at $397,125, (ii) our Series 1A preferred stock investment in BrightSource was valued at $630,000, and (iii) our common stock investment in BrightSource was valued at $1,630,000. On a combined basis, our investments in BrightSource’s Series 1 and 1A preferred stock and common stock have an aggregate cost of $2,897,131 and an aggregate fair value, as of December 31, 2012, of $2,657,125.

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

Corsair had previously filed a registration statement on Form S-1 on April 23, 2010 for an IPO of its common stock. According to amendment No. 10 to its registration statement, Corsair completed a 1-for-5 reverse stock split of its common stock effective April 24, 2012. On May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC. For purposes of this annual report on Form 10-K, with respect to our investment in the common stock and warrants of Corsair, the number of shares and warrants and exercise price of the warrants are reflected after giving effect to this reverse stock split unless otherwise indicated.

Shares of our Corsair common stock also have certain registration rights. In the event of an IPO, any shares of common stock held by us following the IPO (i.e., any shares which we were unable to include for resale in the IPO) would be subject to a 180-day lockup period following the completion of the IPO.

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

Our investment in Corsair common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment. At December 31, 2012, based on a fair value determination made in good faith by our Board of Directors, (i) our common stock investment in Corsair was valued at $5,530,000, and (ii) our common stock warrants in Corsair were valued at $70,000. On a combined basis, our investment in Corsair’s common stock and warrants has an aggregate cost of $4,000,080 and an aggregate fair value, as of December 31, 2012, of $5,600,000.

Livescribe, Inc. On July 1, 2010, we completed a $500,500 investment in the Series C convertible preferred stock and warrants of Livescribe, Inc. (“Livescribe”). Our investment in Livescribe was part of a $39 million Series C preferred stock offering. Livescribe, a private company headquartered in Oakland, California, is a developer and marketer of a mobile, paper-based computing platform consisting of smartpens, dot paper, smartpen applications, accessories, desktop software, an online community and development tools. Livescribe’s smartpens are currently available from consumer electronics retailers in the U.S. and in several international markets.

Subsequent to our initial investment in the Series C convertible preferred stock and warrants of Livescribe, we participated in follow-on investments in Livescribe’s Series C-1 and C-2 preferred stock financings as set forth below:

•

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

•

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

In November 2012, Livescribe closed on a convertible note financing. Because we did not participate in the convertible note financing: (i) the Series C, C-1 and C-2 preferred stock we held in Livescribe were automatically converted into common stock at an unfavorable rate (one share for each 2.5 conversion shares), and (ii) the Series C and C-1 preferred stock warrants we held in Livescribe were canceled. Concurrent with the convertible note financing, Livescribe completed a 1-for-100 reverse stock split. Our investment adviser’s decision not to invest in Livescribe’s convertible debt financing was based on our investment adviser’s belief that an IPO by Livescribe was not likely in the foreseeable future. Following the foregoing conversion and cancellation, our investment in Livescribe’s common stock does not represent an investment in Livescribe’s most senior equity securities since existing preferred stock investors that participated in the convertible note financing received a newly-issued series of preferred stock in exchange for the shares of preferred stock they previously held. Accordingly, although Livescribe continues to operate its business as of December 31, 2012, we believe that the common stock has no value as of December 31, 2012 since any value will be attributed to preferred securities.

In connection with the conversion of the Series C, C-1 and C-2 preferred stock we held in Livescribe and the cancellation of the Series C and C-1 preferred stock warrants we held in Livescribe, the aggregate cost basis of our preferred stock and preferred stock warrant investments of $606,187 was assigned to our 9,686 shares of common stock of Livescribe. At December 31, 2012, our common stock investment in Livescribe was valued at $0 based on a fair value determination made in good faith by our Board of Directors.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”). Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering. On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock. Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million. MBA Polymers, a private company headquartered in Richmond, California, is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles. At December 31, 2012, our Series G convertible preferred stock investment in MBA Polymers was valued at $1,730,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On March 30, 2012, Harvest Power completed the $110 million initial closing of a Series C convertible preferred stock financing from new and existing investors. Harvest Power completed an additional tranche of the Series C round for $15 million in July 2012. As a result of the Series C round, our investment in Harvest Power’s Series B preferred stock does not represent an investment in Harvest Power’s most senior equity securities. Further, as part of the Series C convertible preferred stock financing, the preferred dividends on our Series B convertible preferred stock were changed from a cumulative to a non-cumulative dividend. At December 31, 2012, our Series B convertible preferred stock investment in Harvest Power was valued at $3,540,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On December 20, 2012, Suniva completed an initial closing of a Series E convertible preferred stock financing. We did not participate in the initial closing of the Series E preferred stock financing. As part of the Series E financing, Suniva completed a 1-for-1,000 reverse stock split. As a result of the reverse stock split, we now own 197.942 shares of Series D convertible preferred stock with a cost basis of $12,630 per share and a non-participating liquidation preference equal to 1x our cost basis. Following the Series E financing, the holders of Series D and Series E preferred stock have, on an equal priority, pari passu basis, a senior right and preference (before any other preferred or common stock) to any dividends declared or any distribution of assets in liquidation.

At December 31, 2012, our Series D convertible preferred stock investment in Suniva was valued at $1,280,000 based upon a fair value determination made in good faith by our Board of Directors.

Xtime, Inc. On June 14, 2011, we completed a $3,000,000 investment in an initial closing of the Series F convertible preferred stock of Xtime, Inc. (“Xtime”). Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments. Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor. As part of the final closing in August 2011, Xtime’s existing investors who invested more than their pro rata share in the Series F convertible preferred round (based on amounts they had invested in Xtime’s prior preferred stock rounds), received warrants to acquire shares of Xtime’s common stock at an exercise price of $0.01 per share. In order to preserve our post-money, fully diluted ownership interest in Xtime, we also received warrants to acquire 22,581 shares of Xtime common stock on the same terms as the warrants issued to existing investors. In the event Xtime completes a qualifying IPO, the number of warrants will be reduced by 50%.

On October 5, 2012, Xtime completed a Series 2 convertible preferred stock financing in which we did not participate. Immediately prior to the closing of the Series 2 financing, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) converted their existing preferred stock into: (i) newly-created Series 1A and 1B convertible preferred stock, and (ii) warrants to acquire additional shares of Xtime’s common stock which grant the holder the right to acquire additional shares of common stock, calculated at the time of Xtime’ IPO based on the actual IPO price, at an exercise price of $0.01 per share (“IPO warrants”). As a holder of Series F preferred stock, we received one share of Series 1A preferred stock for each share of Series F preferred stock that the Company held, no shares of Series 1B preferred stock, and IPO Warrants that are exercisable upon Xtime’s IPO. Following the Series 2 financing, the holders of Series 2 and Series 1A preferred stock have, on an equal priority, pari passu basis, a senior right and preference (before the Series 1B and common stock) to any dividends declared or any distribution of assets in liquidation. We continue to hold warrants to acquire 22,581 shares of Xtime common stock which we received as part of the Series F preferred stock investment.

In connection with the Series 2 financing, the aggregate cost basis of our initial investment in Xtime’s Series F preferred stock investment of $3,000,000 was assigned, based on the fair value of the securities we received in exchange for the Series F preferred stock, as follows: (i) $2,389,140 was assigned to our 1,573,234 shares of Series 1A preferred stock of Xtime, and (ii) $610,860 was assigned to our IPO Warrants in Xtime.

At December 31, 2012, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1A convertible preferred stock investment in Xtime was valued at $3,530,000, (ii) our IPO warrants in Xtime were valued at $900,000, and (iii) our warrants to acquire 22,581 shares of Xtime common stock were valued at $12,878. On a combined basis, our investment in Xtime’s Series 1A preferred stock, common stock warrants and the IPO Warrants have an aggregate cost of $3,000,000 and an aggregate fair value, as of December 31, 2012, of $4,442,878.

Metabolon, Inc. On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”). Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor. Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells. Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer. At December 31, 2012, our Series D convertible preferred stock investment in Metabolon was valued at $4,530,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc. On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”). Our investment in Kabam was part of an $86 million Series D preferred stock offering. Founded in 2006 and headquartered in Redwood City, California, Kabam is an Internet-based social gaming company that combines the immersion of massively multiplayer games with the connectivity and interaction of social games. At December 31, 2012, our Series D convertible preferred stock investment in Kabam was valued at $980,000 based upon a fair value determination made in good faith by our Board of Directors.

Tremor Video, Inc. On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”). Our investment in Tremor Video was part of a $37 million Series F preferred stock offering. Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to major brand advertisers and publishers of Web videos. At December 31, 2012, our Series F convertible preferred stock investment in Tremor Video was valued at $3,850,000 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc. On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”). Our investment in TrueCar was part of a $50 million common stock offering. Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment. Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle. At December 31, 2012, our common stock investment in TrueCar was valued at $2,680,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On October 9, 2012, Agilyx raised additional funds as part of a Series D convertible preferred stock financing in which we did not participate. As a result of the Series D round, our investment in Agilyx’s Series C preferred stock no longer represents an investment in Agilyx’s most senior equity securities.

At December 31, 2012, our Series C convertible preferred stock investment in Agilyx was valued at $3,650,000 based upon a fair value determination made in good faith by our Board of Directors.

Zoosk, Inc. On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”). Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering. Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities. At December 31, 2012, our Series E convertible preferred stock investment in Zoosk was valued at $3,080,000 based upon a fair value determination made in good faith by our Board of Directors.

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

As part of our initial investment in LifeLock, the Series E convertible preferred stock was assigned a cost of $4,875,000, and the warrants were assigned a cost of $125,000 based on the fair value of the warrants as of the initial investment date. In connection with LifeLock’s IPO and the related warrant cancellation, our aggregate cost basis in the shares of LifeLock’s Series E preferred stock and the Series E preferred stock warrants of $5,000,000 was assigned to the 944,513 shares of common stock we received upon conversion of the Series E preferred stock at the time of the IPO. Accordingly, immediately following LifeLock’s IPO, we held 944,513 shares of LifeLock’s common stock with an aggregate cost of $5,000,000, or $5.29 per share, which were valued at $8.5 million at the time of the IPO based on the IPO price of $9.00 per share. At December 31, 2012, our common stock investment in LifeLock was valued at $6,911,002, or $7.32 per share, based on a fair value determination made in good faith by our Board of Directors, which represented a 10% discount to LifeLock’s closing market price of $8.13 at December 31, 2012.

SilkRoad, Inc. On March 28, 2012, we made a $3,500,000 investment in the Series C convertible preferred stock of SilkRoad, Inc. f/k/a SilkRoad Technology Holdings, Inc. (“SilkRoad”). On May 9, 2012, we made an additional investment of $1,500,000 in a second tranche of SilkRoad’s Series C convertible preferred stock financing. SilkRoad raised a total of $35 million in the Series C convertible preferred stock financing from new and existing investors in the initial and second tranches. Effective July 17, 2012, SilkRoad changed its corporate name from SilkRoad Technology Holdings, Inc. to SilkRoad, Inc. and raised an additional $2.9 million in a third tranche of the Series C round at the same price and on the same terms as our investment. Founded in 2003 and headquartered in Chicago, Illinois, SilkRoad is a global provider of cloud-based social talent management software. At December 31, 2012, our Series C convertible preferred stock investment in SilkRoad was valued at $5,720,000 based upon a fair value determination made in good faith by our Board of Directors.

Glam Media, Inc. On May 25, 2012, we completed a $4,999,999 investment in the Series F convertible preferred stock of Glam Media, Inc. (“Glam Media”). Our investment in Glam Media was part of a $15 million Series F convertible preferred stock offering. Founded in 2004 and headquartered in Brisbane, California, Glam Media is an online media and social networking company focused on matching targeted audiences with targeted content through its properties in the lifestyle, entertainment, home, health and wellness, food and parenting categories. At December 31, 2012, our Series F convertible preferred stock investment in Glam Media was valued at $5,170,000 based upon a fair value determination made in good faith by our Board of Directors.

Stoke, Inc. On June 5, 2012, we completed a $3,500,000 investment in the common stock of Stoke, Inc. (“Stoke”). Our investment in Stoke was structured as a secondary purchase of shares of common stock from certain Stoke employees. Our secondary purchase was facilitated by Stoke. Since Stoke has shares of preferred stock outstanding, our common stock investment in Stoke does not represent an investment in Stoke’s most senior equity securities. Founded in 2004 and headquartered in Santa Clara, California, Stoke is a systems designer and equipment manufacturer for mobile communications infrastructure networks. At December 31, 2012, our common stock investment in Stoke was valued at $3,040,000 based upon a fair value determination made in good faith by our Board of Directors.

Jumptap, Inc. On June 29, 2012, we completed a $4,999,995 investment in the Series G convertible preferred stock of Jumptap, Inc. (“Jumptap”). Our investment in Jumptap was part of a $27.5 million Series G convertible preferred stock offering. Founded in 2005 and headquartered in Cambridge, Massachusetts, Jumptap is a mobile advertising network and data platform that helps global brands to target, place and track advertising on mobile phones and tablets. At December 31, 2012, our Series G convertible preferred stock investment in Jumptap was valued at $4,999,995 based upon a fair value determination made in good faith by our Board of Directors.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of December 31, 2012 and December 31, 2011.

	December 31, 2012			December 31, 2011
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$41,858,928	$43,087,120	66.26%	$26,347,696	$25,981,874	69.70%
Preferred Stock Warrants	—	—	0.00%	32,058	1,323	0.00%
Common Stock	12,273,466	12,880,000	19.81%	6,411,076	8,399,996	22.54%
Common Stock Warrants	1,199,860	982,878	1.51%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	6,505,162	8,073,708	12.42%	2,553,250	2,671,631	7.17%

Total	$61,837,416	$65,023,706	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by industry classification at cost and value as of December 31, 2012 and December 31, 2011.

	December 31, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$37,833,875	58.19%	$11,328,857	$11,338,013	30.42%
Cleantech	15,402,299	14,019,831	21.56%	15,053,262	15,438,843	41.42%
Technology	12,106,267	13,170,000	20.25%	9,550,961	10,497,124	28.16%

Total	$61,837,416	$65,023,706	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of our portfolio company investments by geographic region of the United States at cost and value as of December 31, 2012 and December 31, 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company at the time of our investment.

	December 31, 2012			December 31, 2011
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$38,837,414	$41,103,711	63.21%	$22,933,073	$24,273,973	65.12%
Northeast	11,499,995	12,389,995	19.05%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,810,000	8.94%	6,500,007	6,500,007	17.44%
Midwest	5,000,000	5,720,000	8.80%	—	—	0.00%

Total	$61,837,416	$65,023,706	100.00%	$35,933,080	$37,273,980	100.00%

Portfolio Activity

The total value of our investments in 19 portfolio companies was $65.0 million at December 31, 2012, as compared to $37.3 million in 14 portfolio companies at December 31, 2011. During 2012, we made investments totaling $26.5 million in six new private portfolio companies, approximately $0.5 million in two existing private portfolio companies (BrightSource and Livescribe), and approximately $0.5 million in Solazyme, an existing publicly traded portfolio company.

During the first and second quarter of 2012, we sold 65,000 shares of Solazyme’s common stock at an average price of $15.06 per share (net of commissions and selling expenses) resulting in a realized gain of $403,631, which represents an average 1.7x return on our investment over the 20 to 24 months we held these shares. However, the price of Solazyme’s shares has since decreased, with a closing price of $7.86 as of December 31, 2012, which, compared to the cost basis of $8.86 per share on our original investment and an average cost basis of $10.81 per share on our open market purchases, is below the targeted return we seek to achieve upon a sale of our investment.

During the third quarter of 2012, we sold 160,000 shares of NeoPhotonics’ common stock having an aggregate cost of $1,000,000, or $6.25 per share, for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. The shares of NeoPhotonics’ common stock that we sold were acquired upon conversion of the NeoPhotonics Series X preferred stock we held at the time of its IPO. Accordingly, we realized a capital loss of $121,428 on our sale of these shares during the third quarter of 2012, which represents a 0.88x return on our investment (or a 12% loss) in these shares over our weighted-average holding period of 31 months. As of December 31, 2012, we no longer own any shares of NeoPhotonics.

For a discussion of the changes in the unrealized appreciation (depreciation) on our portfolio company investments during the year ended December 31, 2012, see “Results of Operations” below.

Portfolio Analysis

Our preferred and common stock, warrants, and equity interests are generally non-income producing. Except for the convertible preferred stock investments in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by SilkRoad’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by Jumptap’s board of directors. During 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power were changed from a cumulative to a non-cumulative dividend in connection with Harvest Power’s Series C round. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

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

As of December 31, 2012, our portfolio consisted entirely of equity securities. Our two publicly traded portfolio companies, Solazyme and LifeLock, represented by value approximately 12.4% of our total portfolio company securities at December 31, 2012. One of our private portfolio companies, Corsair, had a registration statement publicly on file with the SEC and represented by value approximately 8.6% of our total portfolio securities at December 31, 2012. However, Corsair announced on May 24, 2012 that it had postponed its IPO due to weak equity market conditions and has not updated its registration statement on file with the SEC since it announced its IPO postponement. BrightSource was previously in registration with the SEC, but withdrew its registration statement on April 12, 2012. BrightSource represented by value approximately 4.1% of our total portfolio company securities at December 31, 2012.

The remaining 79.0% of our portfolio company securities by value at December 31, 2012 (including BrightSource) consisted of securities in 16 private companies which have not completed an IPO or do not have a registration statement for an IPO publicly on file with the SEC at December 31, 2012. Over time, if our initial investments make progress towards or complete an IPO, we expect our overall portfolio to be more evenly spread across different stages and our targeted timelines for each stage, such as readying for an IPO (first 12 months after our investment), completion of an IPO (at approximately after 18 months after our investment), and disposition of our investment following the post-IPO lockup period (typically, 36 months after our investment).

Publicly Traded Portfolio Companies. NeoPhotonics, Solazyme and LifeLock have completed their IPOs. The lockup restrictions on our NeoPhotonics and Solazyme securities expired in August 2011 and November 2011, respectively. The lockup restrictions on our LifeLock securities will expire in April 2013.

NeoPhotonics priced its IPO and listed on the New York Stock Exchange on February 2, 2011, after an initial registration statement filing on April 15, 2010. Based on our investment date of January 25, 2010, NeoPhotonics filed its registration statement and completed its IPO within three months and 12 months, respectively, of our investment, compared to our targeted time frames of 12 months and 18 months. During the third quarter of 2012, we sold 160,000 shares of NeoPhotonics common stock having an aggregate cost of $1,000,000, or $6.25 per share, for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. The shares of NeoPhotonics common stock that we sold were acquired upon conversion of NeoPhotonics Series X preferred stock at the time of its IPO. Accordingly, we realized a capital loss of $121,428 on our sale of these shares, which represents a 0.88x return on our investment (or a 12% loss) in these shares over our weighted-average holding period of 31 months. As of December 31, 2012, we no longer held any shares of NeoPhotonics.

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

During the first and second quarter of 2012, we sold 65,000 shares of Solazyme’s common stock at an average price of $15.06 per share (net of commissions and selling expenses) resulting in a realized gain of $403,631, which represents an average 1.7x return on our investment over the 20 to 24 months we held these shares. However, the price of Solazyme’s shares has since decreased, with a closing price of $7.86 as of December 31, 2012, which, compared to the cost basis of $8.86 per share on our original investment and an average cost basis of $10.81 per share on our open market purchases, is below the targeted return we seek to achieve upon a sale of our investment. As of December 31, 2012, we owned 47,927 shares of Solazyme’s common stock at a cost basis of $8.86 per share and 100,000 shares at an average cost basis of $10.81 per share.

As of December 31, 2012, our original investment in Solazyme had been in our portfolio for 30 months, compared to our targeted 36-month overall holding period. Although we believe that Solazyme has been meeting most of its stated milestones, we believe the market price of this company reflects the inherent risks and uncertainties of the cleantech sector, and the inherent difficulties in evaluating early stage businesses where the achievement of significant revenue and earnings are usually many years in the future. Additionally, the cleantech industry as a whole has been adversely impacted by the recent bankruptcy filing by solar panel manufacturer Solyndra which had previously received a substantial U.S. government loan guarantee, the global uncertainty about continued government subsidies to support these emerging technologies, the continued challenges to find cost effective cleantech solutions, and what is perceived as a currently unfavorable market for cleantech IPOs. We continue to be a patient investor in Solazyme.

On August 28, 2012, LifeLock publicly filed a registration statement with the SEC in connection with its IPO, approximately six months following our investment in the company. On October 2, 2012, LifeLock priced its IPO at $9.00 per share. LifeLock’s shares began trading on the New York Stock Exchange under the ticker symbol “LOCK” on October 3, 2012, approximately seven months following our investment compared to our targeted time frame of 18 months. In connection with LifeLock’s IPO, the shares of LifeLock’s Series E preferred stock we held automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.7x our investment cost. Accordingly, immediately following LifeLock’s IPO, we held 944,513 shares of LifeLock’s common stock with an aggregate cost of $5,000,000, or $5.29 per share, which were valued at $8.5 million at the time of the IPO based on the IPO price of $9.00 per share.

The shares of LifeLock’s common stock we hold are subject to a 180-day lockup provision which will expire in April 2013. As of December 31, 2012, our original investment in LifeLock had been in our portfolio for approximately 10 months, compared to our targeted 36-month overall holding period. As of December 31, 2012, we owned 944,513 shares of LifeLock’s common stock at a cost basis of $5.29 per share and a fair value of $7.32 per share (which represents a 10% discount to LifeLock’s closing market price of $8.13 at December 31, 2012), resulting in unrealized appreciation of $1.9 million as of December 31, 2012.

There can be no assurances that we will be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies That Have an IPO Registration on File. Corsair is currently in registration with the SEC to complete its IPO. Corsair filed its initial registration statement with the SEC on April 23, 2010, prior to our investment on July 6, 2011. On May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC. We can give no assurances that Corsair will update its registration statement or complete an IPO, and even if an IPO is completed, when it may be completed, at what price and under what terms, and whether any of our shares will be included for resale in the IPO. As of December 31, 2012, Corsair has been in our portfolio for 18 months, compared to our targeted 18 months to complete an IPO and our targeted 36-month holding period.

There can be no assurances that any of our private portfolio companies that have a registration statement publicly on file with the SEC as of December 31, 2012 will be able to complete their IPOs within our targeted time frame, or at all. Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted holding period or at prices that would allow us to achieve our targeted return, or any return at all.

Private Portfolio Companies. As of December 31, 2012, we had investments in 16 private portfolio companies that do not have a registration statement publicly on file with the SEC or have not publicly announced the submission of a registration for confidential review by the SEC. One of the provisions of the JOBS Act allows emerging growth companies to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing. Companies that submit a registration statement for confidential review by the SEC may elect to publicly announce that they have made such a confidential submission without disclosing the content of such submission. Our private portfolio company investments consist of convertible preferred stock, common stock, and warrants to purchase preferred stock and common stock. As of December 31, 2012, these private portfolio company investments had an aggregate cost of $51.3 million and an aggregate value of $51.3 million, resulting in net unrealized appreciation of $17,824.

As of December 31, 2012, our initial investments in six private portfolio companies – Livescribe, MBA Polymers, BrightSource, Harvest Power, Suniva and Xtime – have been in our portfolio for periods between 18 and 30 months, which is beyond our targeted 18-month time frame to complete an IPO following our initial investment. None of these companies had a registration statement publicly on file with the SEC for an IPO as of December 31, 2012, although BrightSource previously filed a registration statement which was withdrawn on April 12, 2012.

We also have investments in five private portfolio companies – Metabolon, Kabam, Tremor Video, TrueCar and Agilyx – which, as of December 31, 2012, had been in our portfolio for periods between 12 and 18 months, which is beyond our targeted 12-month period to file a registration statement. We do not expect these private portfolio companies to complete an IPO within our targeted 18-month time frame following our initial investment.

Holding Periods. As of December 31, 2012, the average holding period of our 19 portfolio companies was 16.5 months from our initial investment date, and the weighted-average holding period (based on the fair value and holding period of each of our portfolio company securities as of December 31, 2012) was 13.5 months. The table below categorizes each of our 19 portfolio companies as follows: (i) those portfolio companies that have completed an IPO or that have a registration statement publicly on file with the SEC, and (ii) those portfolio companies that have not completed an IPO or do not have a registration statement publicly on file with the SEC. Within this latter category, we have further segmented these portfolio companies into the following groups: (i) those portfolio companies in which we have held our initial investment less than 12 months, (ii) those portfolio companies in which we have held our initial investment for between 12 months and 18 months and are beyond our targeted 12-month time frame for filing a registration statement for an IPO, and (iii) those portfolio companies in which we have held our initial investment for more than 18 months and are beyond our targeted 18-month time frame for completing an IPO.

The weighted-average holding period for the overall portfolio is 13.5 months as of December 31, 2012.2

[1]

As of December 31, 2012. Each of our portfolio companies are subject to many risks, including downturns. There is also no assurance that any of our portfolio companies will complete an IPO or other liquidity event. The holding period for each portfolio company is based on our initial investment date. The fair value of each portfolio company includes the fair value of our initial investment and any follow-on investments as of December 31, 2012.

[2]

Weighted-average holding period is calculated using the holding period of each of our portfolio company securities weighted using the fair value of each security as of December 31, 2012. Weighted-average holding period calculation excludes: (i) NeoPhotonics which we disposed of during the third quarter of 2012, and (ii) Livescribe which had a value of zero as of December 31, 2012.

[3]

On May 24, 2012, Corsair announced that it had postponed its IPO due to weak equity market conditions. Since its announced IPO postponement, Corsair has not updated its registration statement on file with the SEC.

The weighted-average holding period for our first investment, NeoPhotonics, which we disposed of in its entirety during the third quarter of 2012, was 31 months and was within our targeted 36-month holding period. Excluding NeoPhotonics, three of our portfolio companies – Solazyme, LifeLock and Corsair – have completed an IPO or have a registration statement publicly on file with the SEC and have an aggregate fair value of $13.7 million as of December 31, 2012, or approximately 21% of our invested portfolio as measured by fair value. Six of our portfolio companies – Livescribe, MBA Polymers, BrightSource, Harvest Power, Suniva and Xtime – have not completed an IPO within our targeted 18-month time frame following our initial investment and have an aggregate fair value of $13.6 million as of December 31, 2012, or approximately 21% of our invested portfolio as measured by fair value.

As of December 31, 2012, we had five private portfolio companies which had been in our portfolio less than 12 months, representing $22.0 million in aggregate fair value, or approximately 34% of our invested portfolio as measured by fair value.

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

•

Leveraging our investment adviser’s experience in taking companies public and its insights on the trends affecting the IPO market to assist the portfolio company’s management in evaluating and executing an IPO led (or “bookrun”) by a middle-market underwriting firm;

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

Our ability to liquidate our investments under any of these strategies will be highly uncertain although we expect to have a greater chance of success if our investments contain structural protections. Nonetheless, depending on the circumstances, even if we are successful in liquidating an investment under these alternatives, we are not likely to achieve our targeted return and we may suffer a loss on our investment.

See “Risk Factors – The securities of our private portfolio companies are illiquid, and the inability of these portfolio companies to complete an IPO within our targeted time frame will extend the holding period of our investments, may adversely affect the value of these investments, and will delay the distribution of gains, if any.”

Structural Protections. Of our investments in 17 private portfolio companies as of December 31, 2012, we have been provided some structural protection with respect to investments in eight of these portfolio companies. Our structural protections include six private portfolio company investments with conversion rights upon an IPO which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, and two private portfolio company investments with warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. Our structural protection in eight private portfolio companies as of December 31, 2012 can be summarized as follows:

•

As of December 31, 2012, these eight private portfolio companies with structural protections had an aggregate cost basis of $32.0 million and a fair value of $36.0 million—representing 55% of our invested portfolio as measured by fair value.

•

These eight portfolio companies have structural protections that would, in the event of an IPO, entitle us to receive shares of common stock with a weighted-average aggregate value, at the time of issuance, of 1.79x our investment cost. We refer to this multiple as our structurally protected appreciation multiple.

•

As of December 31, 2012, our structurally protected appreciation on these investments would, if each of these eight portfolio companies completed an IPO, result in an increase in our unrealized appreciation of $21.2 million at the time of the IPO.

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

Of the eight portfolio companies that have structurally protected appreciation at the time of an IPO, three of these portfolio companies, as of December 31, 2012, provide us with a senior right and preference upon the portfolio company’s sale or liquidation to receive a distribution of the portfolio company’s assets (after payment of liabilities) equal to 1.75x to 2.0x our investment cost. In addition, our preferred stock liquidation preference in two of the eight portfolio companies that we have structurally protected appreciation provide us with a senior liquidation preference equal to 1.0x our investment cost, with a right to participate in any remaining distributions (after the payment of all preferred stock liquidation preferences) with the holders of common stock on an as converted basis, with the participation right in one of these portfolio companies subject to a cap of 2x our investment cost. Our ability to realize the structurally protected appreciation at the time of a sale or liquidation of the portfolio company will depend on a number of factors including each portfolio company’s completion of a sale or liquidation, the realization of sales or liquidation proceeds (after payment of liabilities) sufficient to pay our senior preference amount, any adjustment to our preference amount that may be negotiated prior to any sale or liquidation, and the possible subsequent issuance of more senior securities that may make our preference rights subordinate to the preference rights of senior security holders. Upon a sale or liquidation of these portfolio companies, we also retain the right to convert our shares of preferred stock to common if, upon conversion, the amount we would receive on our common stock is greater than our preference amount. In addition, we also have structurally protected appreciation with respect to a sale of Corsair which would entitle us to receive 2.0x our investment cost in such sale; provided, however, that our 2.0x structural protection in a sale begins to decline if the Corsair sale price falls below $10.00 per share.

See “Risk Factors — We may not succeed in negotiating structural protections for our investments, and cannot assure you that we will realize gains from structural protections in our investments.”

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

Set forth below are the results of operations for the years ended December 31, 2012, 2011 and 2010.

Comparison of Years ended December 31, 2012 and 2011

Investment Income. For the years ended December 31, 2012 and 2011, we earned interest and dividend income from money market investments of $3,870 and $54,348, respectively, a decrease of $50,478 compared to the prior year. This decrease is due to increased investment activity resulting in lower levels of cash and cash equivalents. No other investment income was recorded during the years ended December 31, 2012 and 2011.

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

As of December 31, 2012, we had cash and cash equivalents of $8,934,036, compared to cash and cash equivalents of $39,606,512 as of December 31, 2011. We invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. However, the investment income we generate from these money market funds is not expected to be significant. During the year ended December 31, 2011, as our investments in four-week certificates of deposit matured, we invested the proceeds into our money market funds. Accordingly, as of December 31, 2011, we no longer held any certificates of deposit classified as short-term investments. Cash needed to fund our near-term operating expenses is held in a bank depository account.

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

Operating expenses for the years ended December 31, 2012 and 2011 were $4,056,856 and $3,764,370, respectively, an increase of $292,486 compared to the prior year. A summary of the items comprising the increase in our operating expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 is set forth in the table below.

	Year Ended
	December 31,	December 31,	Increase /
	2012	2011	(Decrease)
Operating Expenses
Base management fees	$1,533,808	$1,153,058	$380,750
Incentive fees	425,519	152,757	272,762
Administrative expenses allocated from investment adviser	633,997	450,019	183,978
Legal and professional fees	670,839	579,751	91,088
Directors’ fees	160,000	130,289	29,711
Stock transfer agent fees	65,108	212,262	(147,154)
Printing and fulfillment expenses	112,491	185,536	(73,045)
Postage and delivery expenses	61,623	146,287	(84,664)
Stock issuance expenses	—	114,388	(114,388)
Travel and entertainment expenses	81,904	345,461	(263,557)
General and administrative expenses	311,567	294,562	17,005

Total Operating Expenses	$4,056,856	$3,764,370	$292,486

The increase of $380,750 in base management fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of an increase in our gross assets on which the base management fee is calculated. The increase in our gross assets was primarily the result of the net proceeds received during 2011 from the sale of common stock in our continuous public offering, which concluded on June 30, 2011.

The increase of $272,762 in incentive fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of $1,845,390 in net unrealized appreciation and $282,203 of net realized capital gains on our portfolio company investments during the year ended December 31, 2012, compared to $763,784 of net unrealized appreciation on our portfolio company investments during the year ended December 31, 2011. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $183,978 in administrative expenses allocated from our investment adviser for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $91,088 in legal and professional fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of: (i) an increase in audit and tax fees of $106,941 associated with the increase in our portfolio company investments since December 31, 2011, (ii) an increase of $58,764 in fees paid to public relations firms associated with our focus on building and enhancing our stockholder communications, investor relations and brand marketing programs, (iii) an increase in valuation services fees of $16,815 associated with the increase in our portfolio company investments since December 31, 2011, and (iv) an increase of $8,483 in fees associated with our SEC filings. The increase in legal and professional fees for the year ended December 31, 2012 was partially offset by: (i) a $43,246 decrease in legal fees, (ii) a decrease of $39,805 in recruiting fees due to a one-time fee of $40,000 paid to a recruiting firm in connection with the hiring of Stephen M. Hills as our Chief Financial Officer in November 2011, and (iii) a decrease in other consulting and professional fees of $16,864.

The increase of $29,711 in directors’ fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of (i) an increase in the number of independent directors from three to four, and (ii) increases in annual fees paid to independent directors.

The decreases of: (i) $147,154 in stock transfer agent fees, (ii) $84,664 in postage and delivery expenses, and (iii) $73,045 in printing and fulfillment expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 were primarily the result of higher transfer agent fees prior to the listing of our common stock on Nasdaq in December 2011 and increased printing and production volume and related mailing of investor and marketing materials during the year ended December 31, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The decrease of $114,388 in stock issuance expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of the conclusion of our continuous public offering on June 30, 2011.

The decrease of $263,557 in travel and entertainment expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of increased travel and travel-related expenses related to the investor conferences and meetings during the year ended December 31, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The increase of $17,005 in general and administrative expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of increases in database and information services subscription expenses, regulatory fees, and insurance expenses, partially offset by decreases in marketing and advertising expenses and bank service charges.

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

Our operating expenses (excluding base management fees, incentive fees and stock issuance costs) for the year ended December 31, 2012 and 2011 were $2,097,529 and $2,344,167, respectively, a decrease of $246,638 compared to the prior period. This decrease was primarily related to decreases in stock transfer agent fees, postage and delivery expenses, printing and fulfillment expenses, stock issuance expenses, and travel and entertainment expenses, partially offset by increases in administrative expenses allocated from our investment adviser and legal and professional fees. For the three months ended December 31, 2012, our operating expenses (excluding base management fees, incentive fees and stock issuance costs) were $505,974. We expect our operating expenses (excluding base management fees, incentive fees and stock issuance costs) to range from $500,000 to $625,000 each quarter through the end of 2013; however, such expenses are expected to increase to about $750,000 each quarter if we are successful in completing an equity offering. We do not expect to incur significant incremental operating expenses (excluding base management fees, incentive fees and stock issuance costs) from any increase in our capital base from approximately $100 million to $250 million. Accordingly, based on our current level of assets and any proceeds we raise from future equity offerings, we would expect our annualized operating expense ratio to decline as we raise more capital since the rate of increase in total operating expenses (including base management fees) should be less than the rate of increase in our net assets as a result of an equity offering.

Net Investment Loss. Net investment losses for the years ended December 31, 2012 and 2011 were $4,052,986 and $3,710,022, respectively. The increase of $342,964 in net investment loss for the year ended December 31, 2012 compared to the year ended December 31, 2011 is attributable to an increase in our operating expenses of $292,486 and a decrease in our interest and dividend income of $50,478.

Basic and diluted net investment loss per common share was $0.44 for the year ended December 31, 2012 compared to basic and diluted net investment loss per common share of $0.54 for the year ended December 31, 2011.

Realized Gains (Losses) on Investments. For the years ended December 31, 2012 and 2011, realized gains on investments totaled $282,203 and $0, respectively. During the year ended December 31, 2012, we sold 65,000 shares of Solazyme’s common stock having an aggregate cost of $575,588, or $8.86 per share, for an aggregate sales price (net of commissions and selling expenses) of $979,219, or an average price per share of $15.06. The shares of Solazyme’s common stock that we sold were specifically identified as the shares we acquired upon conversion of the Series D preferred stock at the time of the IPO. Accordingly, we realized a long—   term capital gain of $403,631 on our sale of these Solazyme shares in the year ended December 31, 2012. During the year ended December 31, 2012, we also sold 160,000 shares of NeoPhotonics common stock having an aggregate cost of $1,000,000, or $6.25 per share, for an aggregate sales price (net of commissions and selling expenses) of $878,572, or an average price per share of $5.49. Accordingly, we realized a long—   term capital loss of $121,428 on our sale of these shares during the year ended December 31, 2012. During the year ended December 31, 2011, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no realized gains or losses during the year ended December 31, 2011.

Net Change in Unrealized Appreciation (Depreciation) on Investments. For the year ended December 31, 2012 and 2011, the net change in unrealized appreciation (depreciation) on investments totaled $1,845,390 and $763,784, respectively.

The following table summarizes the cost and value of our portfolio company investments as of December 31, 2012 and December 31, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation (depreciation) on investments of $1,845,390 for the year ended December 31, 2012.

	December 31, 2012			December 31, 2011
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation) Per Share[1]
Private Portfolio Companies:
Livescribe, Inc.	$606,187	$—	$(606,187)	$550,881	$154,324	$(396,557)	$(209,630)	(0.02)
MBA Polymers, Inc.	2,000,000	1,730,000	(270,000)	2,000,000	2,000,000	—	(270,000)	(0.03)
BrightSource Energy, Inc.	2,897,131	2,657,125	(240,006)	2,500,006	2,500,006	—	(240,006)	(0.03)
Harvest Power, Inc.	2,499,999	3,540,000	1,040,001	2,499,999	2,499,999	—	1,040,001	0.11
Suniva, Inc.	2,500,007	1,280,000	(1,220,007)	2,500,007	2,500,007	—	(1,220,007)	(0.13)
Xtime, Inc.	3,000,000	4,442,878	1,442,878	3,000,000	3,009,156	9,156	1,433,722	0.15
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)	*
Metabolon, Inc.	4,000,000	4,530,000	530,000	4,000,000	4,000,000	—	530,000	0.06
Kabam, Inc.	1,328,860	980,000	(348,860)	1,328,860	1,328,860	—	(348,860)	(0.04)
Tremor Video, Inc.	4,000,001	3,850,000	(150,001)	4,000,001	4,000,001	—	(150,001)	(0.02)
TrueCar, Inc.	2,999,996	2,680,000	(319,996)	2,999,996	2,999,996	—	(319,996)	(0.03)
Agilyx Corporation	4,000,000	3,650,000	(350,000)	4,000,000	4,000,000	—	(350,000)	(0.04)
Zoosk, Inc.	2,999,999	3,080,000	80,001	—	—	—	80,001	0.01
SilkRoad, Inc.	5,000,000	5,720,000	720,000	—	—	—	720,000	0.08
Glam Media, Inc.	4,999,999	5,170,000	170,001	—	—	—	170,001	0.02
Stoke, Inc.	3,500,000	3,040,000	(460,000)	—	—	—	(460,000)	(0.05)
Jumptap, Inc.	4,999,995	4,999,995	—	—	—	—	—	—
Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	—	—	—	1,000,000	732,800	(267,200)	267,200	0.03
Solazyme, Inc.	1,505,162	1,162,706	(342,456)	1,553,250	1,938,831	385,581	(728,037)	(0.08)
LifeLock, Inc.	5,000,000	6,911,002	1,911,002	—	—	—	1,911,002	0.21

Total	$61,837,416	$65,023,706	$3,186,290	$35,933,080	$37,273,980	$1,340,900	$1,845,390	$0.20

*	Per share amounts less than $0.01.
[1]	Per share amounts based on weighted-average shares outstanding during 2012.

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the year ended December 31, 2012 reflects the change in market prices for these portfolio companies, our disposition of NeoPhotonics, and a disposition of a portion of our position in Solazyme. The net change in unrealized appreciation on our publicly traded portfolio company investment in LifeLock during the year ended December 31, 2012 reflects our investment in LifeLock’s preferred stock that was converted into common stock upon LifeLock’s IPO in October 2012, whose fair value as of December 31, 2012 included a discount for lack of marketability, which discount will be eliminated upon expiry of the lockup restriction in April 2013. We will continue to be subject to market fluctuations in the prices LifeLock and our remaining investment in Solazyme.

The change in unrealized appreciation (depreciation) on certain of our private portfolio company investments during the year ended December 31, 2012 is primarily attributable to one or more of the following reasons:

•

A significant change in the portfolio company’s financial condition or operating performance compared to projections, and any significant changes to the portfolio company’s most recent projections relative to previous projections.

•

A reduction in our weighting of the precedent transaction value since such value may no longer represent the best indicator of fair value within a range of fair values developed from the various valuation approaches and methods used. Precedent transactions may include the transaction in which we acquired our portfolio company interests, as well as subsequent transactions in the equity of the portfolio company, in which we may or may not have participated. In assessing whether the precedent transaction continues to represent the best indicator, or an indicator, of fair value at valuation dates subsequent to the date of the precedent transaction, we typically will consider the recency of the precedent transaction, along with significant changes in the portfolio company’s business performance and financial condition and other significant events or conditions occurring subsequent to the date of the precedent transaction.

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

A discussion of the net change in unrealized (depreciation) during the year ended December 31, 2012 for certain of our private portfolio company investments follows:

•

The depreciation in the fair value of our investment in Livescribe during the year ended December 31, 2012 was the result of a number of factors including Livescribe’s ongoing needs to raise capital to support its product development and business operations and our investment adviser’s decision not to invest in Livescribe’s convertible debt financing which resulted in the conversion of the Series C, C-1 and C-2 preferred stock we held into common stock at an unfavorable rate and the cancellation of the Series C and C-1 preferred stock warrants we held. Following the foregoing conversion and cancellation, our investment in Livescribe’s common stock was subordinate in the capital structure to the preferred stock held by investors that participated in the convertible note financing and, accordingly, although Livescribe continues to operate its business as of December 31, 2012, we believe that the common stock has no value as of December 31, 2012 since any value will be attributed to preferred securities.

•

The depreciation in the fair value of our investment in BrightSource during the year ended December 31, 2012 was the result of the implied equity value of BrightSource derived from the initial closing of BrightSource’s Series 1 convertible preferred stock financing, the securities we received in connection with the conversion of the Series E preferred, our pro rata participation in the Series 1 convertible preferred stock financing, and other factors.

•

The appreciation in the fair value of our investment in Harvest Power during the year ended December 31, 2012 was primarily the result of Harvest Power’s equity value as implied by the Series C convertible preferred stock financing, which was initially closed in March 2012 with an additional closing in July 2012, and other factors.

•

The depreciation in the fair value of our investment in Suniva during the year ended December 31, 2012 was primarily the result of a deterioration in Suniva’s operating performance compared to projections, reductions in the most recent 2012 projections relative to previous projections, reductions in the relevant multiples of comparable companies since the date of our investment, and changes in Suniva’s financial condition during the year ended December 31, 2012.

•

The appreciation in the fair value of our investment in Xtime during the year ended December 31, 2012 was the result of a number of factors including Xtime’s equity value as implied by the terms of Xtime’s Series 2 convertible preferred stock financing (including the conversion the shares of Series F preferred stock we held for newly-created Series 1A convertible preferred stock and certain warrants to acquire additional shares of Xtime’s common stock for nominal consideration upon an IPO), which financing closed in October 2012.

•

The depreciation in the fair value of our investment in Stoke during the year ended December 31, 2012 was primarily the result of a delay in reaching critical sales milestones compared to projections and reductions in the most recent 2012 projections relative to previous projections.

•

The changes in the fair value of our investments in Metabolon, Kabam, TrueCar, Agilyx, and SilkRoad during the year ended December 31, 2012 were the result of reductions in our weightings of the precedent transaction value based on the length of time which has transpired since the closing of our investments, our increased weightings on values derived under the comparable public company and discounted cash flow methods, and other factors.

Upon sale of any of our portfolio company investments, the value that is ultimately realized could be different from the value currently reflected in our financial statements, and this difference could be material.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information. The net decrease in our net assets resulting from operations for the year ended December 31, 2012 was $1,925,393, which included $282,203 in net realized gains and $1,845,390 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the year ended December 31, 2011 of $2,946,238, which included $763,784 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.21 for the year ended December 31, 2012, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.43 per common share for the year ended December 31, 2011.

Comparison of Years ended December 31, 2011 and 2010

Investment Income. For the years ended December 31, 2011 and 2010, we earned interest income from certificates of deposit and money market investments of $54,348 and $44,009, respectively. During 2010, we also recorded other income of $10,000 representing a non-refundable due diligence fee received from a prospective portfolio company in December 2009, which was initially recorded as deferred income and was subsequently recognized as income when the proposed investment transaction failed to close in February 2010. No other investment income was recorded during 2011 or 2010.

Operating Expenses. Operating expenses for the years ended December 31, 2011 and 2010 were $3,764,370 and $2,031,002, respectively, an increase of $1,733,368 compared to the prior period. A summary of the items comprising the increase in our operating expenses for 2011 compared to 2010 is set forth below:

	Year Ended
	December 31,	December 31,	Increase /
	2011	2010	(Decrease)
Operating Expenses
Base management fees	$1,153,058	$218,876	$934,182
Incentive fees	152,757	115,423	37,334
Administrative expenses allocated from investment adviser	450,019	404,633	45,386
Legal and professional fees	579,751	335,839	243,912
Directors’ fees	130,289	108,000	22,289
Stock transfer agent fees	212,262	192,306	19,956
Printing and fulfillment expenses	185,536	108,192	77,344
Postage and delivery expenses	146,287	98,907	47,380
Stock issuance expenses	114,388	156,941	(42,553)
Travel and entertainment expenses	345,461	125,617	219,844
General and administrative expenses	294,562	166,268	128,294

Total Operating Expenses	$3,764,370	$2,031,002	$1,733,368

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

The increase of $243,912 in legal and professional fees for 2011 compared to 2010 was primarily the result of: (i) an increase in audit and audit related expenses of $72,379 associated with the increase in our portfolio company investments in 2011 compared to 2010, (ii) an increase of $63,477 in fees paid to third-party valuation firms engaged to review preliminary portfolio company investment valuations prepared by the senior investment professionals of our investment adviser, based on our increased portfolio company investment activity in 2011 compared to 2010, (iii) an increase of $61,393 in fees paid to public relations firms associated with the listing of our common stock on Nasdaq, and (iv) a fee of $40,000 paid to a recruiting firm in connection with the hiring of Mr. Hills as Chief Financial Officer in November 2011.

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

Net Investment Loss. Net investment loss for the years ended December 31, 2011 and 2010 were $3,710,022 and $1,976,993, respectively. The increase of $1,733,029 in net investment loss for 2011 compared to 2010 is primarily attributable to an increase in our operating expenses of $1,733,368, as discussed above.

Basic and diluted net investment loss per common share was $0.54 for the year ended December 31, 2011, compared to basic and diluted net investment loss per common share of $1.43 for the year ended December 31, 2010.

Net Change in Unrealized Appreciation (Depreciation) on Investments. For the years ended December 31, 2011 and 2010, the net change in unrealized appreciation (depreciation) on investments totaled $763,784 and $577,116, respectively. The following table summarizes the cost and value of our portfolio company investments as of December 31, 2011 and 2010, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net change in unrealized appreciation on investments of $763,784 for the year ended December 31, 2011.

	December 31, 2011			December 31, 2010
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)
Private Portfolio Companies:
Livescribe, Inc.	$550,881	$154,324	$(396,557)	$500,500	$527,616	$27,116	$(423,673)
MBA Polymers, Inc.	2,000,000	2,000,000	—	1,100,000	1,100,000	—	—
BrightSource Energy, Inc.	2,500,006	2,500,006	—	—	—	—	—
Harvest Power, Inc.	2,499,999	2,499,999	—	—	—	—	—
Suniva, Inc.	2,500,007	2,500,007	—	—	—	—	—
Xtime, Inc.	3,000,000	3,009,156	9,156	—	—	—	9,156
Corsair Components, Inc.	4,000,080	5,610,000	1,609,920	—	—	—	1,609,920
Metabolon, Inc.	4,000,000	4,000,000	—	—	—	—	—
Kabam, Inc.	1,328,860	1,328,860	—	—	—	—	—
Tremor Video, Inc.	4,000,001	4,000,001	—	—	—	—	—
TrueCar, Inc.	2,999,996	2,999,996	—	—	—	—	—
Agylix Corporation	4,000,000	4,000,000	—	—	—	—	—
Publicly Traded Portfolio Companies:							—
NeoPhotonics Corporation (1)	1,000,000	732,800	(267,200)	1,000,000	1,550,000	550,000	(817,200)
Solazyme, Inc. (1)	1,553,250	1,938,831	385,581	999,991	999,991	—	385,581

Total	$35,933,080	$37,273,980	$1,340,900	$3,600,491	$4,177,607	$577,116	$763,784

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $8,934,036, compared to cash and cash equivalents of $39,606,512 as of December 31, 2011. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. The investment income we generate from these money market funds is not expected to be significant. During the year ended December 31, 2011, as our investments in four-week certificates of deposit matured, we invested the proceeds into our money market funds. Accordingly, as of December 31, 2011, we no longer held any certificates of deposit classified as short-term investments. Cash needed to fund our near-term operating expenses is held in a bank depository account.

As of December 31, 2012, we were fully invested based on our currently available funds. It is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses, although the amount we actually retain may vary depending on our operating expenses and the timing of our purchases and sales of portfolio company investments. We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

As of December 31, 2012, we had no indebtedness and total accounts payable and accrued expenses of $972,137, including amounts owed to our investment adviser. As of December 31, 2012, amounts owed to our investment adviser consist of $128,746 of base management fees, $51,396 of administrative expenses, and $693,699 of accrued incentive fees related to net unrealized appreciation and realized gain on our investments as of December 31, 2012.

As of December 31, 2011, we had no indebtedness and total accounts payable and accrued expenses of $558,523, including amounts owed to our investment adviser. As of December 31, 2011, amounts owed to our investment adviser consisted of $130,969 of base management fees, $47,285 of administrative expenses, and $268,180 of accrued incentive fees.

Since the incentive fee is only payable based on realized capital gains (after reduction for realized capital losses and unrealized depreciation), these accrued incentive fees may differ from the actual incentive fee that may be paid to our investment adviser depending on whether we are ultimately able to dispose of our portfolio company investments and generate a net realized capital gain at least commensurate with the unrealized appreciation recorded as of December 31, 2012 and December 31, 2011. See “Investment Advisory and Administrative Services Agreement” below.

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

We intend to access the capital markets from time to time in the future to raise cash to fund additional investments. We also intend to file a registration statement with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective. If we are not able to access the capital markets to raise cash to fund additional investments, we may not be able to grow our business and fully execute our business strategy and could decrease our investment income, if any, and cause our net asset value to deteriorate.

On March 15, 2012, we filed a registration statement on Form N-2 for an equity offering of our common stock. On November 9, 2012 we filed our third, and most recent, amendment to the registration statement. During 2012, we incurred $322,906 in offering expenses associated with the equity offering, including the preparation of the registration statement filed in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if we do not complete the equity offering. There can be no assurance that we will be able to raise additional capital for investment purposes or, if we are able to do so, on terms favorable to us.

At our 2012 Annual Meeting of Stockholders, our stockholders approved a proposal to sell or otherwise issue up to 50% of our outstanding shares of common stock at a price (after reduction for commission and discounts) below our net asset value per share at the time of such issuance. Our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share (offering price to public before commissions and discounts) which represents a discount to the then current net asset value per share of more than 15%. This authorization will expire on the earlier of June 1, 2013 or the date of our 2013 Annual Meeting of Stockholders. In order to sell shares pursuant to this authorization, we cannot sell or issue shares of our common stock at a price below our net asset value per share at the time unless our Board of Directors determines that such sale or issuance would be in our and our stockholders’ best interests. Sales of our common stock at a price below our net asset value per share will dilute the interests of existing stockholders, have the effect of reducing our net asset value per share, and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock.

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. Our stock repurchase program was originally set to expire on November 8, 2012; however, on October 26, 2012, our Board of Directors extended our stock repurchase program for an additional six months. The program will now expire on May 8, 2013, unless extended further by our Board of Directors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b—   18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Since the inception of our stock repurchase program through December 31, 2012, we have repurchased 108,996 shares of our common stock at an average price of $7.01 per share, including commissions, for a total cost of $764,179, and our net asset value per share has increased by $0.01 per share as a result of these share repurchases. The 108,996 shares of common stock repurchased under our stock repurchase program have not been retired or cancelled, and remain issued but not outstanding shares, and were held in treasury as of December 31, 2012. Details of the monthly share repurchases under our stock repurchase program during 2012 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 2012	—	$—	$—	—	$—	$—
May 2012	4,159	29,221	7.03	4,159	29,221	4,970,779
June 2012	34,829	247,977	7.12	34,829	247,977	4,722,802
July 2012	—	—	—	—	—	4,722,802
August 2012	5,469	38,648	7.07	5,469	38,648	4,684,154
September 2012	26,013	193,097	7.42	26,013	193,097	4,491,057
October 2012	—	—	—	—	—	4,491,057
November 2012	26,970	178,867	6.63	26,970	178,867	4,312,190
December 2012	11,556	76,369	6.61	11,556	76,369	4,235,821
Total - 2012	108,996	$764,179	$7.01	108,996	$764,179

(1)

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

On December 6, 2012, our Board of Directors declared a cash distribution of $282,203, or approximately $0.03 per share outstanding on the record date. The distribution was paid on December 26, 2012, to stockholders of record as of December 14, 2012. This distribution represented a distribution of our net realized capital gains for 2012.

The following table summarizes the cash dividends declared and paid or to be paid on the outstanding shares of common stock to date:

Date Declared	Record Date	Payment Date	Amount Per Share
February 11, 2011	February 15, 2011	February 17, 2011	$0.13
December 6, 2012	December 14, 2012	December 26, 2012	$0.03

			$0.16

For federal income tax purposes, distributions paid to our stockholders are characterized and reported as ordinary income, return of capital, long-term capital gains or a combination thereof. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax cost basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our future distributions to stockholders, if any, will actually be. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of portfolio company investments, and/or a return of capital which is a nontaxable distribution) is mailed to our stockholders. Our distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for federal income tax purposes since we did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011. Our distribution of $282,203 to stockholders in December 2012 was characterized as a long-term capital gain distribution for federal income tax purposes since it represented a distribution of our net realized capital gains for 2012.

Distributions to our stockholders will be payable only as and when declared by our Board of Directors and will be paid out of assets legally available for distribution. All distributions will be paid at the discretion of our Board of Directors. We plan to make distributions from any assets legally available for distribution and will be required to determine the extent to which such distributions are paid out of current or accumulated earnings, realized capital gains or are returns of capital. To the extent there is a return of capital, investors will be required to reduce their cost basis in our stock for federal tax purposes, which will result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital paid out of offering proceeds will be net of any sales load and offering expenses associated with sales of shares of our common stock.

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

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of dividends and distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend or distribution, then our stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividend automatically reinvested in additional whole shares of our common stock (with any fractional share being paid in cash), rather than receiving the cash dividends or distributions. Our distribution of $446,837 to stockholders in February 2011 was not eligible for reinvestment under the dividend reinvestment plan since our shares of common stock had not been listed on a stock exchange at the time of the distribution.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. We recorded Base Fees of $1,533,808, $1,153,058 and $218,876 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, Base Fees payable to the investment adviser were $128,746 and $130,969, respectively.

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

During the year ended December 31, 2012, we recorded incentive fee expense of $425,519 resulting from: (i) an increase in net unrealized appreciation on our portfolio company investments of $1,845,390 during such period, and (ii) an increase in our cumulative net realized capital gains of $282,203 during such period. During the years ended December 31, 2011 and 2010, we recorded $152,757 and $115,423 in incentive fee expense, resulting from the increase in net unrealized appreciation on our portfolio company investments of $763,784 and $577,116, respectively, during the years ended December 31, 2011 and 2010.

The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below our investment cost and incentive fees previously paid. During the year ended December 31, 2012, no incentive fees were earned by or payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since we did not generate net realized capital gains in excess of gross unrealized depreciation during such period. However, as of December 31, 2012, we had accrued incentive fees payable to the investment adviser in the amount of $693,699. Accordingly, as of December 31, 2012, the accrued incentive fee related to net unrealized appreciation may differ from the actual incentive fee that may be paid to the investment adviser depending on whether we are ultimately able to dispose of our portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of December 31, 2012. Further, as of December 31, 2012, no incentive fees related to our cumulative net realized capital gain would have been due and payable to the investment adviser since the aggregate unrealized depreciation on our investments that have a fair value below our investment cost exceeded the amount of the cumulative net realized capital gain.

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

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff. Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period. In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and Keating Investments, respectively. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

We recorded allocated administrative expenses of $633,997, $450,019 and $404,633 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, allocated administrative expenses payable to the investment adviser were $51,396 and $47,285, respectively. We also agreed to reimburse the investment adviser for separation payments due to our former Chief Financial Officer who resigned in November 2011. In consideration for certain separation services, the former Chief Financial Officer was paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period November 16, 2011 through April 30, 2012.

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

As of December 31, 2012, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

Valuation of portfolio company investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. As of December 31, 2012 and December 31, 2011, 85.9% and 45%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

As of December 31, 2012, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investment in the common stock of Solazyme, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in November 2011. Our common stock investment in LifeLock, a publicly traded company, is expected to change from a Level 3 asset to a Level 1 asset once the 180-day lockup on our common stock in LifeLock expires in April 2013.

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

Our equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets. However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices and, accordingly, are classified as Level 3 assets. We generally apply a 10% discount for lack of marketability to positions where a portfolio company has completed an IPO, but where we are still subject to a customary 180-day lockup provision.

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•

Our quarterly valuation process begins with each portfolio company investment being initially valued by the senior investment professionals of Keating Investments, our investment adviser, responsible for the portfolio investment.

•

The Chairman of our Valuation Committee, in consultation with management, will determine each calendar quarter which investments in our portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm. However, a review will be conducted by a third-party valuation firm for each new portfolio company investment made during a calendar quarter and for any portfolio company for which market quotations are not readily available and whose valuation has not been reviewed in the prior twelve months.

•

Our Valuation Committee reviews the preliminary valuations, and our investment adviser and the third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by our Valuation Committee.

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

The following provides quantitative information about our Level 3 fair value measurements as of December 31, 2012:

	December 31, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average (1)
Level 3 Portfolio Company Investments: Preferred Stock	$43,087,120	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable transactions	Revenue multiple	1.5		12.7	7.5
		Comparable public companies	Revenue multiple	0.4	to	6.1	2.8
			EBITDA multiple	1.3	to	7.4	5.2
			P/E multiple	16.6	to	16.7	16.7
			Discount for lack of marketability	30%	to	45%	34%
		Discounted cash flow	Discount rate	23%	to	50%	37%
			Terminal revenue multiple	0.7	to	8.8	4.6
			Terminal EBITDA multiple	6.8	to	6.8	6.8
			Terminal P/E multiple	22.0	to	22.0	22.0
			Discount for lack of marketability	30%	to	45%	34%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$—	Option pricing model	Comparable public company equity volatility	n/a	to	n/a	n/a
Level 3 Portfolio Company Investments: Common Stock	$19,791,002	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable public companies	Revenue multiple	0.7	to	3.6	2.8
			EBITDA multiple	4.8	to	7.3	5.8
			P/E multiple	16.0	to	18.7	17.4
			Discount for lack of marketability	10%	to	40%	25%
		Discounted cash flow	Discount rate	35%	to	55%	40%
			Terminal revenue multiple	0.7	to	5.9	4.7
			Terminal EBITDA multiple	6.8	to	17.3	11.0
			Terminal P/E multiple	23.9	to	23.9	23.9
			Discount for lack of marketability	10%	to	40%	25%
Level 3 Portfolio Company Investments: Common Stock Warrants	$982,878	Option pricing model	Comparable public company equity volatility	48%	to	48%	48%

(1)	Weighted average based on fair value of as of December 31, 2012.

We currently have engaged third-party valuation firms to conduct an initial valuation review of each new private portfolio company investment and, in accordance with our valuation policy, periodic updated valuation reviews for our portfolio investments that are not publicly traded.

Federal Income Taxes. From incorporation through December 31, 2009, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of December 31, 2012 and 2011.

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

Recent Developments

Resignation of Stephen M. Hills as Chief Financial Officer and Treasurer. On January 21, 2013, Stephen M. Hills submitted his resignation as our Chief Financial Officer and Treasurer effective February 20, 2013. His resignation was accepted by our Board of Directors on January 22, 2013. Mr. Hills’ resignation was a personal decision and was not the result of any disagreement with us on any matters relating to our operations, policies or practices. Mr. Hills also resigned as the Chief Financial Officer of our investment adviser in February 2013.

Appointment of Frederic M. Schweiger as Chief Financial Officer and Treasurer. Our Board of Directors appointed Frederic M. Schweiger to serve as our Chief Financial Officer and Treasurer, replacing Mr. Hills, effective February 20, 2013. Mr. Schweiger will continue to serve as our Chief Operating Officer, Chief Compliance Officer, Secretary and a member of our Board of Directors. Mr. Schweiger also is the Chief Operating Officer and Chief Compliance Officer of our investment adviser and serves as a member of our investment adviser’s investment committee. Mr. Schweiger also replaced Mr. Hills as the Chief Financial Officer of our investment adviser in February 2013. Accordingly, Mr. Schweiger is an “interested person” as such term is defined in Section 2(a)(19) under the 1940 Act.

Biographical and other information with respect to Mr. Schweiger is included in the Proxy Statement for our 2012 Annual Stockholders’ Meeting which was filed with the U.S. Securities and Exchange Commission on April 3, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our business activities contain elements of risk. We consider the primary type of market risk attributable to us to be valuation risk.

Valuation Risk. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available and (ii) fair value as determined in good faith by, or under the direction of, our Board of Directors for all other assets. (See Note 2, Valuation of Investments, included in “Item 8. Financial Statements and Supplementary Data.”)

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

Interest Rate Risk. As of December 31, 2012, we had cash and cash equivalents of $8,934,036. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. Cash needed to fund our near-term operating expenses is held in a bank depository account. Based on the investment of cash on hand in these money market funds, pending subsequent investment in portfolio companies in accordance with our investment objective or payment of our operating expenses, we have market risk exposure relating to fluctuations in interest rates. During December 2012 our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of December 31, 2012, a one percentage point change in the underlying dividend rate payable on our money market funds as of December 31, 2012 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

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

Keating Capital, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Keating Capital, Inc.

We have audited the accompanying statements of assets and liabilities of Keating Capital, Inc. (the “Company,” a Maryland corporation), including the schedules of investments, as of December 31, 2012 and 2011, the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2012, and the related financial highlights for each of the four years in the period ended December 31, 2012 and for the period from May 9, 2008 (Inception) to December 31, 2008. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Keating Capital, Inc. as of December 31, 2012 and 2011, the results of its operations, its cash flows, the changes in its net assets for each of the three years in the period ended December 31, 2012, and the related financial highlights for each of the four years in the period ended December 31, 2012 and for the period from May 9, 2008 (Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 15, 2013

Keating Capital, Inc.

Statements of Assets and Liabilities

	December 31,	December 31,
	2012	2011
Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies (Cost: $47,332,174 and $25,379,750, respectively)	$46,819,998	$24,992,349
Publicly-traded portfolio companies (Cost: $6,505,162 and $2,553,250, respectively)	8,073,708	2,671,631
Affiliate investments:
Private portfolio companies (Cost: $8,000,080 and $8,000,080, respectively)	10,130,000	9,610,000

Total, investments in portfolio company securities at fair value (Cost: $61,837,416 and $35,933,080, respectively)	65,023,706	37,273,980
Cash and cash equivalents	8,934,036	39,606,512
Prepaid expenses and other assets	104,429	62,746
Deferred offering costs	322,906	—

Total assets	$74,385,077	$76,943,238

Liabilities
Base management fees payable to investment adviser	$128,746	$130,969
Accrued incentive fees payable to investment adviser	693,699	268,180
Administrative expenses payable to investment adviser	51,396	47,285
Accounts payable	90,139	70,602
Accrued expenses and other liabilities	8,157	41,487

Total liabilities	972,137	558,523

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,283,781 and 9,283,781 shares issued, respectively	$9,284	$9,284
Additional paid-in capital	71,675,244	75,302,711
Treasury stock, at cost, 108,996 and 0 shares held, respectively	(764,179)	—
Accumulated net investment loss	(693,699)	(268,180)
Accumulated undistributed net realized gain on investments	—	—
Net unrealized appreciation on investments	3,186,290	1,340,900

Total net assets	$73,412,940	$76,384,715

Total liabilities and net assets	$74,385,077	$76,943,238

Net asset value per share (on 9,174,785 and 9,283,781 shares outstanding, respectively)	$8.00	$8.23

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Operations

	Years Ended December 31,
	2012	2011	2010
Investment income
Interest and dividend income:
Certificate of deposit and money market investments	$3,870	$54,348	$44,009
Other income	—	—	10,000

Total investment income	3,870	54,348	54,009

Operating expenses
Base management fees	1,533,808	1,153,058	218,876
Incentive fees	425,519	152,757	115,423
Administrative expenses allocated from investment adviser	633,997	450,019	404,633
Legal and professional fees	670,839	579,751	335,839
Directors fees	160,000	130,289	108,000
Stock transfer agent fees	65,108	212,262	192,306
Printing and fulfillment expenses	112,491	185,536	108,192
Postage and delivery expenses	61,623	146,287	98,907
Stock issuance expenses	—	114,388	156,941
Travel and entertainment expenses	81,904	345,461	125,617
General and administrative expenses	311,567	294,562	166,268

Total operating expenses	4,056,856	3,764,370	2,031,002

Net investment loss	(4,052,986)	(3,710,022)	(1,976,993)

Net realized gain on investments
Non-control/non-affiliate investments	282,203	—	—

Total net realized gain on investments	282,203	—	—

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	1,325,390	(846,136)	577,116
Affiliate investments	520,000	1,609,920	—

Total net change in unrealized appreciation (depreciation) on investments	1,845,390	763,784	577,116

Net decrease in net assets resulting from operations	$(1,925,393)	$(2,946,238)	$(1,399,877)

Net investment loss per common share outstanding (basic and diluted)	$(0.44)	$(0.54)	$(1.43)

Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.21)	$(0.43)	$(1.01)

Weighted average common shares outstanding (basic and diluted)	9,198,016	6,921,481	1,383,537

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Changes in Net Assets

				Treasury	Accumulated Net	Accumulated Undistributed Net Realized	Unrealized Appreciation (Depreciation)	Distributions In Excess of Net
	Common Stock		Additional	Stock	Investment	Gain on	on	Investment	Net
	Shares (1)	Par Value	Paid-in Capital	At Cost	Income (Loss)	Investments	Investments	Income	Assets
Balance at December 31, 2009 (3)	569,900	$570	$3,718,926	$—	$—	$—	$—	$—	$3,719,496
Net (decrease) increase in net assets from operations	—	—	—	—	(1,976,993)	—	577,116	—	(1,399,877)
Issuance of common stock, net of offering costs of $ 2,196,066(2)	2,290,399	2,290	20,611,297	—	—	—	—	—	20,613,587
Amortization of deferred offering costs	—	—	(476,806)	—	—	—	—	—	(476,806)
Reclassification of permanent book to tax differences (4)	—	—	(1,861,570)	—	1,861,570	—	—	—	—

Balance at December 31, 2010 (3)	2,860,299	$2,860	$21,991,847	$—	$(115,423)	$—	$577,116	$—	$22,456,400

Net (decrease) increase in net assets from operations	—	—	—	—	(3,710,022)	—	763,784	—	(2,946,238)
Issuance of common stock, net of offering costs of $ 6,180,594(2)	6,423,482	6,423	57,803,330	—	—	—	—	—	57,809,753
Amortization of deferred offering costs	—	—	(488,363)	—	—	—	—	—	(488,363)
Distributions in excess of net investment income and net realized gains	—	—	—	—	—	—	—	(446,837)	(446,837)
Classification of distributions as a return of capital (5)	—	—	(446,837)	—	—	—	—	446,837	—
Reclassification of permanent book to tax differences (4)	—	—	(3,557,265)	—	3,557,265	—	—	—	—

Balance at December 31, 2011 (3)	9,283,781	$9,284	$75,302,711	$—	$(268,180)	$—	$1,340,900	$—	$76,384,715

Net (decrease) increase in net assets from operations	—	—	—	—	(4,052,986)	282,203	1,845,390	—	(1,925,393)
Distributions to stockholders as long-term capital gains distribution (5)	—	—	—	—	—	(282,203)	—	—	(282,203)
Repurchase of common stock (108,996 shares)	—	—	—	(764,179)	—	—	—	—	(764,179)
Reclassification of permanent book to tax differences (4)	—	—	(3,627,467)	—	3,627,467	—	—	—	—

Balance at December 31, 2012 (3)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$—	$3,186,290	$—	$73,412,940

(1)	Represents common shares issued.
(2)

All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager. (3) Net assets at December 31, 2012, 2011, 2010 and 2009 include no accumulated undistributed net investment income.

(4)	See Note 2—Income Taxes.
(5)	See Note 2—Dividends and Distributions.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,925,393)	$(2,946,238)	$(1,399,877)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(282,203)	—	—
Net change in unrealized (appreciation) depreciation on investments	(1,845,390)	(763,784)	(577,116)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(41,683)	29,379	(58,553)
(Decrease) increase in base management fees payable to investment adviser	(2,223)	40,338	61,163
Increase in accrued incentive fees payable to investment adviser	425,519	152,757	115,423
Increase (decrease) in administrative expenses payable to investment adviser	4,111	5,937	(25,788)
Decrease in reimbursable expenses payable to investment adviser	—	(3,068)	(14,995)
Increase (decrease) in accounts payable	19,537	(9,673)	48,162
(Decrease) increase in accrued expenses and other liabilities	(33,330)	(28,081)	32,457

Net cash used in operating activities	(3,681,055)	(3,522,433)	(1,819,124)
Cash flows from investing activities
Investments in portfolio companies	(27,479,924)	(32,332,589)	(3,600,491)
Net proceeds from sales of portfolio company investments	1,857,791	—	—
Purchases of short-term investments	—	(89,000,000)	(84,000,000)
Proceeds from maturities of short-term investments	—	102,500,000	73,500,000

Net cash used in investing activities	(25,622,133)	(18,832,589)	(14,100,491)
Cash flows from financing activities
Gross proceeds from issuance of common stock	—	63,990,347	22,809,653
Offering costs from issuance of common stock	—	(6,180,594)	(2,196,066)
Additions to deferred stock offering costs	(322,906)	(154,681)	(308,591)
Repurchase of common stock	(764,179)	—	—
Stockholder distributions as long-term capital gains distribution	(282,203)	—	—
Stockholder distributions as a return of capital	—	(446,837)	—

Net cash (used in) provided by financing activities	(1,369,288)	57,208,235	20,304,996

Net (decrease) increase in cash and cash equivalents	(30,672,476)	34,853,213	4,385,381
Cash and cash equivalents, beginning of period	39,606,512	4,753,299	367,918

Cash and cash equivalents, end of period	$8,934,036	$39,606,512	$4,753,299

Supplemental disclosure of non-cash financing activities
Amortization of deferred offering costs	$—	$488,363	$476,806

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2012

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc. (6)	Technology - Consumer Electronics	Common Stock	9,686	$606,187	$—	0.00%
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,730,000	2.36%
BrightSource Energy, Inc. (7)	Cleantech - Solar Thermal Energy	Common Stock	132,972	1,756,203	1,630,000	2.22%
		Series 1A Preferred Stock	2,500,005	743,803	630,000	0.86%
		Series 1 Convertible Preferred Stock	26,475	397,125	397,125	0.54%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,540,000	4.82%
Suniva, Inc. (8)	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	198	2,500,007	1,280,000	1.74%
Xtime, Inc. (9)	Internet & Software - Software as a Service	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	3,530,000	4.81%
		Common Stock Warrants	n/a	610,860	900,000	1.23%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	—	12,878	0.02%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	980,000	1.33%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	3,850,000	5.25%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,680,000	3.65%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	3,650,000	4.97%
Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	3,080,000	4.20%
SilkRoad, Inc. (10)	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	17,711,654	5,000,000	5,720,000	7.79%
Glam Media, Inc.	Internet & Software - Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,170,000	7.04%
Stoke, Inc.	Technology - Communications Equipment	Common Stock	1,000,000	3,500,000	3,040,000	4.14%
Jumptap, Inc.	Internet & Software - Mobile Advertising	Series G Convertible Preferred Stock	695,023	4,999,995	4,999,995	6.81%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$47,332,174	$46,819,998	63.78%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2012

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Solazyme, Inc. (11)	Cleantech - Renewable Oils and Bioproducts	Common Stock	147,927	1,505,162	1,162,706	1.58%
LifeLock, Inc.	Internet & Software - Identity Theft Protection	Common Stock	944,513	5,000,000	6,911,002	9.41%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$6,505,162	$8,073,708	10.99%

Affiliate Investments (5)
Private Portfolio Companies:
Corsair Components, Inc. (12)	Technology - PC Gaming Hardware	Common Stock	640,000	3,411,080	5,530,000	7.53%
		Common Stock Warrants	160,000	589,000	70,000	0.10%
		Exercise price $0.05 per share; expire 7/6/2016
		Subject to restrictions on exercisability
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,530,000	6.17%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$10,130,000	13.80%

Total - Investments in Portfolio Company Securities (13)				$61,837,416	$65,023,706	88.57%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$65,023,706	88.57%
Cash and cash equivalents (includes investments in money market funds consisting of 8,675,149 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $8,675,149)	8,934,036	12.17%
Receivable for investments sold	—	0.00%
Prepaid expenses and other assets	104,429	0.14%
Deferred offering costs	322,906	0.44%
Less: Total Liabilities	(972,137)	(1.32%)

Net Assets	$73,412,940	100.00%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2012

(1)

The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech. The further description generally identifies the types of products or services provided by each portfolio company.

(2)

Convertible preferred, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by SilkRoad’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by Jumptap’s board of directors. During the year ended December 31, 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power were changed from a cumulative to a non-cumulative dividend. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $8,012,803, $4,826,513 and $3,186,290, respectively. The tax cost of investments is $61,837,416.

(4)

Except for common stock in one publicly traded portfolio company, Solazyme, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2012. See Valuation of Investments under Note 2 of the Notes to Financial Statements.

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

(6)

In November 2012, Livescribe closed on a convertible note financing. Because the Company did not participate in the convertible note financing: (i) the Series C, C-1 and C-2 preferred stock the Company held in Livescribe were automatically converted into common stock at an unfavorable rate (one share for each 2.5 conversion shares), and (ii) the Series C and C-1 preferred stock warrants the Company held in Livescribe were canceled. Concurrent with the convertible note financing, Livescribe completed a 1-for-100 reverse stock split.

(7)

In October 2012, BrightSource completed an initial closing of a Series 1 preferred stock financing (the “Series 1 Financing”), in which the Company invested $397,125 to acquire 26,475 shares of Series 1 preferred stock. Immediately prior to the Series 1 Financing, all outstanding shares of preferred stock were automatically converted into common stock on a 1-for-1 basis, after giving effect to a 1-for-3 reverse stock split, which was effected in March 2012. As such, the Company’s 288,531 shares of Series E Preferred Stock on a pre-split basis were converted into 96,177 shares of common stock. Because the Company made its full pro-rata investment in the Series 1 Financing, the Company also received: (i) 2,500,005 shares of Series 1A preferred stock, which have a liquidation preference of $1.00 per share subordinate to the Series 1 liquidation preference, and (ii) 36,795 shares of common stock to compensate existing preferred stock investors for the potential dilutive effect of BrightSource’s option pool increase. The Series 1A preferred shares are not convertible into common stock.

(8)

Suniva completed a 1-for-1000 reverse stock split effective December 20, 2012. As a result of the reverse stock split, the Company now owns 197.942 shares of Series D convertible preferred stock. Prior to the reverse stock split, the Company previously owned 197,942 shares of Series D convertible preferred stock.

(9)

In October 2012, Xtime completed a Series 2 convertible preferred stock financing (“Series 2 Financing”) in which the Company did not participate. Immediately prior to the closing of the Series 2 Financing, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) converted their existing preferred stock into: (i) newly-created Series 1A and 1B convertible preferred stock, and (ii) warrants to acquire additional shares of Xtime’s common stock which grant the holder the right to acquire additional shares of common stock, calculated at the time of Xtime’ IPO based on the actual IPO price, at an exercise price of $0.01 per share (“IPO warrants”). As a holder of Series F preferred stock, the Company received one share of Series 1A preferred stock for each share of Series F preferred stock that the Company held, no shares of Series 1B preferred stock, and IPO Warrants that are exercisable upon Xtime’s IPO. The Company continues to hold warrants to acquire 22,581 shares of Xtime common stock which it received as part of the Series F preferred stock investment.

(10)	Effective July 17, 2012, SilkRoad Technology Holdings, Inc. changed its name to SilkRoad, Inc.
(11)	The Company sold 65,000 shares of Solazyme common stock with an aggregate cost basis of $575,588 during the year ended December 31, 2012.
(12)

Corsair Components completed a 1-for-5 reverse stock split effective April 24, 2012. As a result of the reverse stock split, the Company now owns 640,000 shares of common stock and warrants to purchase 160,000 shares of common stock at an exercise price of $0.05 per share. Prior to the reverse stock split, the Company previously owned 3,200,000 shares of common stock and warrants to purchase 800,000 shares of common stock at an exercise price of $0.01 per share.

(13)

All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of December 31, 2012, with the exception of 100,000 shares of Solazyme common stock acquired in open market transactions with a cost and value of $1,080,759 and $786,000, respectively, which represent approximately 1.5% and 1.1% of total assets.

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

Schedule of Investments

December 31, 2011

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

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. The Company commenced its portfolio company investment activities in January 2010. The shares of the Company’s common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

The Company’s investment objective is to maximize capital appreciation. The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies that are committed to and capable of becoming public. The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. The Company may in some cases invest in debentures or loans that are convertible into or settled with common stock; however, as of December 31, 2012 and 2011, none of the Company’s investments were convertible debentures or loans. The Company’s investments are made principally through direct investments in prospective portfolio companies. However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Such estimates and judgments could change in the future as more information becomes known, and actual results could differ from these estimates and the differences could be material. The Company considers its significant estimates to include the fair value of investments in portfolio company securities (see “Valuation of Investments”) and income taxes (see “Income Taxes”).

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

At December 31, 2012 and 2011, approximately 85.9% and 45.0%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies in technology, Internet and software, and cleantech. Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-IPO lockup restrictions. As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

Keating Capital, Inc.

Notes to Financial Statements

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

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering (“IPO”) by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio. (See “Significant Unobservable Inputs for Level 3 Portfolio Company Securities”)

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of December 31, 2012 and 2011:

Keating Capital, Inc.

Notes to Financial Statements

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of December 31, 2012
Private Portfolio Company Securities:
Preferred Stock	$—	$—	$43,087,120	$43,087,120
Preferred Stock Warrants	—	—	—	—
Common Stock	—	—	12,880,000	12,880,000
Common Stock Warrants	—	—	982,878	982,878
Publicly Traded Portfolio Company Securities:
Common Stock	1,162,706	—	6,911,002	8,073,708
Cash Equivalents:
Money Market Funds	8,675,149	—	—	8,675,149

Total	$9,837,855	$—	$63,861,000	$73,698,855

As of December 31, 2011
Private Portfolio Company Securities:
Preferred Stock	$—	$—	$25,981,874	$25,981,874
Preferred Stock Warrants	—	—	1,323	1,323
Common Stock	—	—	8,399,996	8,399,996
Common Stock Warrants	—	—	219,156	219,156
Publicly Traded Portfolio Company Securities
Common Stock	2,671,631	—	—	2,671,631
Cash Equivalents:
Money Market Funds	39,505,875	—	—	39,505,875

Total	$42,177,506	$—	$34,602,349	$76,779,855

Keating Capital, Inc.

Notes to Financial Statements

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total
Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349
New investments in Level 3 portfolio company securities at cost	23,327,424	125,000	3,500,000	—	26,952,424
Exchange or conversion of Level 3 portfolio company securities	(7,450,370)	(126,323)	6,965,833	610,860	—
Gross transfers out of Level 3 to Level 1	—	—	—	—	—
Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets	1,228,192	—	925,173	152,862	2,306,227

Fair Value at December 31, 2012	$43,087,120	$—	$19,791,002	$982,878	$63,861,000

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were still held by the Company at December 31, 2012	$1,228,192	$—	$925,173	$152,862	$2,306,227

The Company’s investments in securities of private companies are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and until such time as these securities are no longer subject to any post-IPO lockup restrictions, at which time the Company transfers the value of these securities as of the prior year-end into Level 1 assets. For the year ended December 31, 2012, exchange or conversion of Level 3 portfolio company securities resulted from the transactions in three portfolio companies: (i) the conversion of the Company’s preferred stock and preferred warrant investments in Livescribe, Inc. (“Livescribe”) into common stock, (ii) the exchange of the Company’s preferred stock investment in BrightSource Energy, Inc. (“BrightSource”) for preferred and common stock, and (iii) the Company’s preferred stock investment in Xtime, Inc. (“Xtime”) for common stock and common warrants. The exchange or conversion of these Level 3 portfolio company securities are reflected at the fair value of the exchanged or converted securities as of December 31, 2011 or the cost of the exchanged or converted securities if acquired during the year ended December 31, 2012.

During the year ended December 31, 2012, the Company made a new investment in the preferred stock and preferred stock warrants of LifeLock, Inc. (“LifeLock”). As such, the Company’s investment in LifeLock is reflected in new investments in Level 3 portfolio companies – “Level 3 Portfolio Company Investments (Preferred Stock)” and “Level 3 Portfolio Company Investments (Preferred Warrants).” Subsequent to this investment, LifeLock completed its IPO in October 2012 resulting in the conversion of the Company’s preferred stock investment into common stock and the cancellation of its preferred stock warrants. The conversion and cancellation of these Level 3 portfolio company securities are reflected at the cost of the converted or canceled securities since they were acquired during the year ended December 31, 2012. Because the Company’s common stock in LifeLock is subject to a lockup restriction that had not lapsed as of December 31, 2012, it remains classified as a Level 3 asset as of December 31, 2012.

For the year ended December 31, 2012, no investments were transferred from Level 3 to Level 1 within the fair value hierarchy.

Keating Capital, Inc.

Notes to Financial Statements

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total
Fair Value at December 31, 2010	$4,149,991	$27,616	$—	$—	$4,177,607
New investments in Level 3 portfolio company securities at cost	24,776,401	2,853	6,411,076	589,000	31,779,330
Gross transfers out of Level 3 to Level 1	(2,549,991)	—	—	—	(2,549,991)
Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets	(394,527)	(29,146)	1,988,920	(369,844)	1,195,403

Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were still held by the Company at December 31, 2011.	$(394,527)	$(29,146)	$1,988,920	$(369,844)	$1,195,403

For the year ended December 31, 2011, gross transfers out of Level 3 to Level 1 – “Portfolio Company Investments (Preferred Stock)” resulted from two of the Company’s portfolio companies, NeoPhotonics Corporation (“NeoPhotonics”) and Solazyme, Inc. (“Solazyme”) completing an initial public offering, and the Company’s securities in these portfolio companies being converted into common stock, with the lockup restrictions on these common shares subsequently lapsing during 2011. As of December 31, 2010, the Company’s convertible preferred stock investments in NeoPhotonics and Solazyme had a fair value of $1,550,000 and $999,991, respectively, as determined in good faith by the Company’s Board of Directors and were included as a component of Level 3 – “Portfolio Company Investments (Preferred Stock).” These investments were transferred into Level 1 within the fair value hierarchy during 2011.

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

The significant unobservable inputs that may be used in the fair value measurement of the Company’s investments in convertible preferred stock and common stock for which market quotations are not readily available include: prior or contemporaneous transactions in the equity of the portfolio company (“Precedent Transactions”); (i) revenue, (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (iii) price to earnings (“P/E”) multiples (collectively, “Multiples”) for comparable public company and comparable transactions; discount rates applied in a discounted cash flow analysis of the portfolio company; and discounts for lack of marketability (“DLOM”). A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

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

Keating Capital, Inc.

Notes to Financial Statements

The following provides quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2012:

	December 31, 2012
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average (1)
Level 3 Portfolio Company Investments: Preferred Stock	$43,087,120	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable transactions	Revenue multiple	1.5		12.7	7.5
		Comparable public companies	Revenue multiple	0.4	to	6.1	2.8
			EBITDA multiple	1.3	to	7.4	5.2
			P/E multiple	16.6	to	16.7	16.7
			Discount for lack of marketability	30%	to	45%	34%
		Discounted cash flow	Discount rate	23%	to	50%	37%
			Terminal revenue multiple	0.7	to	8.8	4.6
			Terminal EBITDA multiple	6.8	to	6.8	6.8
			Terminal P/E multiple	22.0	to	22.0	22.0
			Discount for lack of marketability	30%	to	45%	34%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$—	Option pricing model	Comparable public company equity volatility	n/a	to	n/a	n/a
Level 3 Portfolio Company Investments: Common Stock	$19,791,002	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable public companies	Revenue multiple	0.7	to	3.6	2.8
			EBITDA multiple	4.8	to	7.3	5.8
			P/E multiple	16.0	to	18.7	17.4
			Discount for lack of marketability	10%	to	40%	25%
		Discounted cash flow	Discount rate	35%	to	55%	40%
			Terminal revenue multiple	0.7	to	5.9	4.7
			Terminal EBITDA multiple	6.8	to	17.3	11.0
			Terminal P/E multiple	23.9	to	23.9	23.9
			Discount for lack of marketability	10%	to	40%	25%
Level 3 Portfolio Company Investments: Common Stock Warrants	$982,878	Option pricing model	Comparable public company equity volatility	48%	to	48%	48%

(1)	Weighted average based on fair value of as of December 31, 2012.

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

At December 31, 2012 and 2011, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and no Control Investments. No income was derived from these Affiliate Investments as both are non-incoming producing equity investments (see Note 9).

Cash and Cash Equivalents

Cash and cash equivalents are composed of demand deposits with original maturities of 90 days or less and investments in money market funds. The Company primarily invests its cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully collateralized by such securities. Cash needed to fund the Company’s near-term operating expenses is held in a bank depository account.

Keating Capital, Inc.

Notes to Financial Statements

Offering Costs

On March 15, 2012, the Company filed a registration statement on Form N-2 for an equity offering of its common stock, which was last amended by the Company on November 9, 2012. For the year ended December 31, 2012, the Company incurred $322,906 in offering expenses associated with the equity offering, including the preparation of the registration statement in connection therewith. Such costs were capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if the Company does not complete the equity offering.

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

Offering expenses incurred subsequent to January 11, 2010 associated with maintaining the registration of the continuous public offering (e.g., legal, accounting, printing and state “blue sky” registration) were expensed as incurred. During the year ended December 31, 2011, $114,388 in offering expenses associated with maintaining the registration of the continuous public offering were expensed as incurred and were classified as Stock Issuance Expenses in the accompanying Statement of Operations.

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

The Company’s preferred and common stock, warrants, and equity interests are generally non-income producing. Except for the convertible preferred stock investment in SilkRoad, Inc., f/k/a SilkRoad Technology Holdings, Inc. (“SilkRoad”), and Jumptap, Inc. (“Jumptap”), all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by

Keating Capital, Inc.

Notes to Financial Statements

the portfolio company’s board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by SilkRoad’s board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by Jumptap’s board of directors. As part of a new convertible preferred stock financing by Harvest Power, Inc. (“Harvest Power”), which had its initial closing during the year ended December 31, 2012, the preferred dividends on the Company’s convertible preferred stock were changed from a cumulative to a non-cumulative dividend. Although the Company’s preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, the Company does not expect dividends (whether cumulative or non-cumulative) to be declared and paid on its preferred stock investments, or on its common stock investments, since its portfolio companies typically prefer to retain profits, if any, in their businesses. Accordingly, since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

During the years ended December 31, 2012, 2011 and 2010, there were no non-cumulative or cumulative dividends recorded.

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

Because the Company distributed its net realized capital gains for the year ended December 31, 2012, no corporate-level federal income or excise taxes are due on such net realized capital gains and, as such, the Company has not made any provision for federal income or excise taxes as of December 31, 2012. See “Dividends and Distributions” below.

As of December 31, 2012, 2011 and 2010, the Company’s net investment loss (before incentive fees) of $3,627,467, $3,557,265 and $1,861,570, respectively, representing the Company’s 2012, 2011 and 2010 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was charged to additional paid-in-capital. The portion of the Company’s net investment loss attributable to incentive fee expense has not been charged to additional paid-in-capital as of December 31, 2012, 2011 and 2010 since incentive fee expense represents a temporary, rather than permanent, book-to-tax difference. In addition, as of December 31, 2011, the Company’s distribution during 2011 of $446,837, which was treated as a tax return of capital to stockholders, was classified as a return of capital and thus charged to additional paid-in capital.

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Aggregate cost of portfolio company securities for federal income tax purposes	$61,837,416	$35,933,080

Gross unrealized appreciation of portfolio company securities	8,012,803	2,383,657
Gross unrealized depreciation of portfolio company securities	(4,826,513)	(1,042,757)

Net unrealized appreciation of portfolio company securities	$3,186,290	$1,340,900

As of December 31, 2012 and 2011, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

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

As of December 31, 2012 and 2011, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2012, 2011 and 2010.

The Regulated Investment Company Modernization Act of 2010 (the “RIC Act”) modernized several of the federal income and excise tax provisions related to RICs. Under the RIC Act, capital losses incurred during the Company’s 2011 taxable year and after may be carried forward indefinitely with the character of the original loss retained. Prior to the RIC Act, capital losses could be carried forward for eight years, and were carried forward as short-term capital losses regardless of the character of the original loss. The RIC Act also contains simplification provisions, which are aimed at preventing disqualification of a RIC for inadvertent failures to comply with asset diversification and/or qualifying income tests.

Keating Capital, Inc.

Notes to Financial Statements

Dividends and Distributions

Dividends and distributions to common stockholders must be approved by the Company’s Board of Directors and any dividend payable is recorded on the ex-dividend date.

On December 6, 2012, the Company’s Board of Directors declared a cash distribution of $282,203, or $0.03 per share outstanding on the record date. The distribution was paid on December 26, 2012 to the Company’s stockholders of record as of December 14, 2012. This distribution represented a distribution of the Company’s net realized capital gains for the year ended December 31, 2012.

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

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The Company’s cash distribution of $282,203 to stockholders in December 2012 was characterized as a distribution of long-term capital gains for income tax purposes since it represented a distribution of the Company’s net realized capital gains for the year ended December 31, 2012, all of which were long-term in nature. The Company’s cash distribution of $446,837 to stockholders in February 2011 was characterized as a return of capital for income tax purposes since the Company did not generate any investment company taxable income or realized net capital gains during the year ended December 31, 2011.

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

Keating Capital, Inc.

Notes to Financial Statements

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) a description of the valuation processes in place, and (iii) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011, for public entities. The Company has implemented ASU 2011-04, which implementation did not have an impact on the Company’s financial position or results of operations, but did result in the inclusion of the additional disclosures discussed above.

3.	Investments

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, and warrants to purchase convertible preferred stock and common stock. During the year ended December 31, 2012, the Company made investments totaling $26.5 million in six new private portfolio companies, $0.5 million in two existing private portfolio companies, and $0.5 million in Solazyme, Inc., one of our existing publicly traded portfolio companies, in open market transactions.

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$41,858,928	$43,087,120	66.26%	$26,347,696	$25,981,874	69.70%
Preferred Stock Warrants	—	—	0.00%	32,058	1,323	0.00%
Common Stock	12,273,466	12,880,000	19.81%	6,411,076	8,399,996	22.54%
Common Stock Warrants	1,199,860	982,878	1.51%	589,000	219,156	0.59%
Publicly Traded Portfolio Companies:
Common Stock	6,505,162	8,073,708	12.42%	2,553,250	2,671,631	7.17%

Total	$61,837,416	$65,023,706	100.00%	$35,933,080	$37,273,980	100.00%

Keating Capital, Inc.

Notes to Financial Statements

The following table summarizes the composition of the Company’s investment portfolio by industry classification at cost and fair value as of December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$37,833,875	58.19%	$11,328,857	$11,338,013	30.42%
Cleantech	15,402,299	14,019,831	21.56%	15,053,262	15,438,843	41.42%
Technology	12,106,267	13,170,000	20.25%	9,550,961	10,497,124	28.16%

Total	$61,837,416	$65,023,706	100.00%	$35,933,080	$37,273,980	100.00%

The following table summarizes the composition of the Company’s investment portfolio by geographic region of the United States at cost and fair value as of December 31, 2012 and 2011. The geographic composition is determined by the location of the corporate headquarters of the portfolio company at the time of the Company’s investment.

	December 31, 2012			December 31, 2011
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$38,837,414	$41,103,711	63.21%	$22,933,073	$24,273,973	65.12%
Northeast	11,499,995	12,389,995	19.05%	6,500,000	6,500,000	17.44%
Southeast	6,500,007	5,810,000	8.94%	6,500,007	6,500,007	17.44%
Midwest	5,000,000	5,720,000	8.80%	—	—	0.00%

Total	$61,837,416	$65,023,706	100.00%	$35,933,080	$37,273,980	100.00%

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

Keating Capital, Inc.

Notes to Financial Statements

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Company did not have any borrowings for the years ended December 31, 2012, 2011 or 2010. The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

The Company recorded Base Fees of $1,533,808, $1,153,058 and $218,876 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, Base Fees payable to the investment adviser were $128,746 and $130,969, respectively.

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

During the years ended December 31, 2012, 2011 and 2010, no incentive fees were earned by or payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate net realized capital gains in excess of gross unrealized depreciation during such periods. However, during the year ended December 31, 2012, the Company recorded incentive fee expense of $425,519 resulting from: (i) an increase in net unrealized appreciation on the Company’s portfolio company investments of $1,845,390 during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $282,203 during such period. During the years ended December 31, 2011 and 2010, the Company recorded $152,757 and $115,423 in incentive fee expense, resulting from the increase in net unrealized appreciation on its portfolio company investments of $763,784 and $577,116, respectively, during the years ended December 31, 2011 and 2010.

As of December 31, 2012 and 2011, the Company had recorded accrued incentive fees payable to the investment adviser in the amounts of $693,699 and $268,180, respectively.

The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid. Accordingly, as of December 31, 2012, the accrued incentive fee related to net unrealized appreciation may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of December 31, 2012. Further, as of December 31, 2012, no incentive fees related to the cumulative net realized capital gain were due and payable to the investment adviser since the aggregate unrealized depreciation on the Company’s investments that have a fair value below the Company’s investment cost exceeded the amount of the cumulative net realized capital gain.

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

Keating Capital, Inc.

Notes to Financial Statements

The Company reimburses the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The allocation ratio with respect to compensation of the Company’s Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of the Company and Keating Investments, respectively. Allocated administrative expenses are payable to the investment adviser monthly in arrears.

The Company recorded allocated administrative expenses of $633,997, $450,019 and $404,633 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, allocated administrative expenses payable to the investment adviser were $51,396 and $47,285, respectively.

The Company also agreed to reimburse the investment adviser for separation payments due to the Company’s former Chief Financial Officer who resigned in November 2011. In consideration for certain separation services, the former Chief Financial Officer was paid a separation payment equal to $8,000 per month (prorated for any partial month) for the period commencing on November 16, 2011 and continuing through April 30, 2012.

Duration and Termination

An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009. On April 13, 2012, the Company’s Board of Directors (including the non-interested directors) renewed the current Investment Advisory and Administrative Services Agreement for an additional year. The current Investment Advisory and Administrative Services Agreement will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

Keating Capital, Inc.

Notes to Financial Statements

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

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5.0 million. Under the repurchase program, the Company is authorized to repurchase shares of the Company’s common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company’s stock repurchase program was originally set to expire on November 8, 2012; however, on October 26, 2012, the Company’s Board of Directors extended our stock repurchase program for an additional six months. The program will now expire on May 8, 2013, unless extended further by the Company’s Board of Directors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the year ended December 31, 2012, the Company repurchased 108,996 shares and of its common stock at an average price of $7.01 per share, including commissions, with a total cost of $764,179. The Company’s net asset value per share increased by $0.01 per share as a result of the share repurchases during the year ended December 31, 2012. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2012 was 14%. The 108,996 shares of common stock repurchased under the Company’s stock repurchase program have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of December 31, 2012. The Company has accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

6.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At December 31, 2012, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

The Company maintains a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering us and our officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2012, the Company was not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Keating Capital, Inc.

Notes to Financial Statements

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Net decrease in net assets resulting from operations	$(1,925,393)	$(2,946,238)	$(1,399,877)
Basic and diluted weighted average shares outstanding	9,198,016	6,921,481	1,383,537
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$(0.21)	$(0.43)	$(1.01)

During the years ended December 31, 2012, 2011 and 2010, the Company had no dilutive securities outstanding.

Keating Capital, Inc.

Notes to Financial Statements

8.	Financial Highlights

The following is a schedule of financial highlights for each of the four years in the period ended December 31, 2012 and for the period from May 9, 2008 (Inception) to December 31, 2008.

					May 9, 2008
	Years Ended December 31,				(Inception) to
	2012	2011	2010	2009	December 31, 2008
Per common share data
Net asset value, beginning of period	$8.23	$7.85	$6.53	$8.27	$—
Net investment loss*	(0.44)	(0.54)	(1.43)	(1.75)	(0.93)
Net realized gain on investments*	0.03	—	—	—	—
Net change in unrealized appreciation on investments*	0.20	0.11	0.42	—	—

Net decrease in net assets resulting from operations	(0.21)	(0.43)	(1.01)	(1.75)	(0.93)

Stockholder distributions:
Stockholder distributions as long-term capital gains distribution	(0.03)	—	—	—	—
Distributions as a return of capital*	—	(0.06)	—	—	—

Net decrease in net assets resulting for stockholder distributions	(0.03)	(0.06)	—	—	—

Capital stock transactions:
Issuance of common stock in continuous public offering (1)	—	1.83	4.26	—	10.00
Offering costs from issuance of common stock*	—	(0.89)	(1.59)	—	—
Amortization of deferred offering costs*	—	(0.07)	(0.34)	—	(0.80)
Repurchases of common stock (2)	0.01	—	—	—	—

Net increase in net assets from capital stock transactions	0.01	0.87	2.33	—	9.20

Net asset value, end of period	$8.00	$8.23	$7.85	$6.53	$8.27

Ratios and supplemental data:
Per share market price, end of period (3)	$6.27	8.46	—	—	—
Total return based on change in net asset value (4)	(2.43%)	5.61%	20.21%	(21.04%)	(11.08%)
Total return based on stock price (5)	(25.52%)	(14.46%)	—	—	—
Common shares outstanding, end of period	9,174,785	9,283,781	2,860,299	569,900	569,900
Weighted average common shares outstanding during period	9,198,016	6,921,481	1,383,537	569,900	294,824
Net assets, end of period	$73,412,940	$76,384,715	$22,456,400	$3,719,496	$4,715,474
Annualized ratio of operating expenses to average net assets (6)	5.39%	7.62%	15.52%	23.87%	35.62%
Annualized ratio of net investment loss to average net assets (6)	(5.39%)	(7.51%)	(15.11%)	(23.62%)	34.70%
Weighted average debt per common share (7)	$—	$—	$—	$—	$—
Portfolio turnover (8)	2.47%	—	—	—	—

*	Based on weighted average shares outstanding during the period.
(1)	Represents the average increase in net asset value attributable to each share issued during the years ended December 31, 2011 and 2010.
(2)

For the year ended December 31, 2012, the increase in net asset value attributable to the shares repurchased was $0.01 per share. There were no shares repurchased during the years ended December 31, 2011, 2010, 2009 and the period ended December 31, 2008.

(3)

The shares of the Company’s common stock were listed on the Nasdaq Capital Market beginning December 12, 2011. Accordingly, there was no market price for the shares as of December 31, 2010, 2009 and 2008, and no total return based on stock price has been presented for the years ended December 31, 2010 and 2009 and the period ended December 31, 2008.

(4)

Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. For the period from May 9, 2008 (Inception) through December 31, 2008, the beginning of the period value was $9.30 per share (based on the offering price per share in the Company’s initial private placement net of placement agent commissions), and the total return has not been annualized.

(5)

For the year ended December 31, 2012, total return based on stock price is calculated based on the change in the market price of the Company’s shares taking into account distributions reinvested in accordance with the Company’s dividend reinvestment plan. For the year ended December 31, 2011, the total return based on stock price equals the change in the end of the period market price plus distributions over $9.96 per share (the average selling price in the Company’s continuous public offering which concluded on June 30, 2011), divided by $9.96 per share (which return has not been annualized and includes the February 2011 distribution).

(6)	Ratios for the period from May 9, 2008 (Inception) to December 31, 2008 have been annualized
(7)	During the years ended December 31, 2012, 2011, 2010 and 2009, and the period ended December 31, 2008, the Company did not have any debt.
(8)

For the year ended December 31, 2012, portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. Since there were no sales of portfolio company investments during the years ended December 31, 2011, 2010 and 2009, and the period ended December 31, 2008, there was no portfolio turnover.

Keating Capital, Inc.

Notes to Financial Statements

9.	Investments in and Advances to Affiliates

During the year ended December 31, 2012, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. The following is a schedule of the Company’s investments in these two affiliates during the year ended December 31, 2012. For the year ended December 31, 2012, the Company made no advances to these two affiliates.

			Year Ended December 31, 2012
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	December 31, 2011 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2012 Fair Value
Affiliate Investments
Corsair Components, Inc.	Common Stock (5)	640,000	$—	$5,400,000	$130,000	$—	$5,530,000
	Common Stock Warrants (5)	160,000	—	210,000	—	(140,000)	70,000
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	—	4,000,000	530,000	—	4,530,000

Total Affiliate Investments			$—	$9,610,000	$660,000	$(140,000)	$10,130,000

(1)	The Company had no control investments as defined by the 1940 Act during the year ended December 31, 2012.
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

During the year ended December 31, 2011, the Company had two portfolio company investments, Metabolon, Inc. and Corsair Components, Inc., which were Affiliate Investments, and the Company had no Control Investments. The following is a schedule of the Company’s investments in these two affiliates during the year ended December 31, 2011. For the year ended December 31, 2011, the Company made no advances to these two affiliates.

Keating Capital, Inc.

Notes to Financial Statements

			Year Ended December 31, 2011
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	December 31, 2010 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2011 Fair Value
Affiliate Investments
Corsair Components, Inc.	Common Stock	3,200,000	$—	$—	$5,400,000	$—	$5,400,000
	Common Stock Warrants	800,000	—	—	210,000	—	210,000
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	—	—	4,000,000	—	4,000,000

Total Affiliate Investments			$—	$—	$9,610,000	$—	$9,610,000

(1)	The Company had no control investments as defined by the 1940 Act during the year ended December 31, 2011.
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

In preparing these financial statements, the Company has evaluated events after December 31, 2012. There were no subsequent events since December 31, 2012 that would require adjustment to or additional disclosure in these financial statements.

11.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2012. This information was derived from our unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Investment Income		Net Investment Loss		Net Realized Gain (Loss) on Investments		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
March 31, 2011	24,091	0.01	(859,278)	(0.24)	—	—	77,915	0.02	(781,363)	(0.22)
June 30, 2011	19,187	*	(1,123,755)	(0.20)	—	—	684,683	0.12	(439,072)	(0.08)
September 30, 2011	6,382	*	(583,214)	(0.06)	—	—	(776,954)	(0.09)	(1,360,168)	(0.15)
December 31, 2011	4,688	*	(1,143,775)	(0.12)	—	—	778,140	0.08	(365,635)	(0.04)
March 31, 2012	1,742	*	(1,201,620)	(0.13)	132,930	0.01	972,518	0.10	(96,172)	(0.01)
June 30, 2012	1,098	*	(908,668)	(0.10)	270,701	0.03	(319,247)	(0.03)	(957,214)	(0.10)
September 30, 2012	537	*	(1,082,515)	(0.12)	(121,428)	(0.01)	1,332,013	0.14	128,070	0.01
December 31, 2012	493	*	(860,183)	(0.09)	—	—	(139,894)	(0.02)	(1,000,077)	(0.11)

*	Per share amounts less than $0.01.
(1)	Per share amounts are calculated using weighted average shares outstanding during the quarterly period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this annual report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2012.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. The code of business conduct and ethics is available on our website at www.keatingcapital.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors will be contained in the 2013 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management will be contained in the 2013 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions will be contained in the 2013 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services will be contained in the 2013 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements of Keating Capital, Inc. are filed herewith in Item 8:

b. Exhibits

The following exhibits are filed as part of this Annual Report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)

3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)

3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)

3.6	Amended and Restated Dividend Reinvestment Plan dated April 12, 2011 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2011)

3.7	Amendment to Amended and Restated Dividend Reinvestment Plan dated November 5, 2012*

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)

10.1	Form of Amended and Restated Investment Advisory and Administrative Services Agreement (Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 1, 2009)

10.2	License Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009)

10.4	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.5	First Amendment to Custody Agreement between the Company and Steele Street Bank & Trust dated December 21, 2012*

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this annual report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Date: February 15, 2013	KEATING CAPITAL, INC.

/S/ TIMOTHY J. KEATING
Timothy J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/S/ TIMOTHY J. KEATING
Date: February 15, 2013	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ STEPHEN M. HILLS
Date: February 15, 2013	Stephen M. Hills Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/S/ FREDERIC M. SCHWEIGER
Date: February 15, 2013	Frederic M. Schweiger Director

/S/ J. TAYLOR SIMONTON
Date: February 15, 2013	J. Taylor Simonton Director

/S/ ANDREW S. MILLER
Date: February 15, 2013	Andrew S. Miller Director

/S/ LAURENCE W. BERGER
Date: February 15, 2013	Laurence W. Berger Director

/S/ BRIAN P. ALLEMAN
Date: February 15, 2013	Brian P. Alleman Director