Form 10-Q
period 2013-03-31
KEATING CAPITAL INC
filed 2013-04-29
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 26, 2013 was 9,132,222.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.

Statements of Assets and Liabilities

(Unaudited)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies (Cost: $47,332,174 and $47,332,174, respectively)	$46,329,292	$46,819,998
Publicly-traded portfolio companies (Cost: $6,505,162 and $6,505,162, respectively)	10,249,491	8,073,708
Affiliate investments:
Private portfolio companies (Cost: $8,000,080 and $8,000,080, respectively)	9,702,000	10,130,000

Total, investments in portfolio company securities at fair value (Cost: $61,837,416 and $61,837,416, respectively)	66,280,783	65,023,706
Cash and cash equivalents	7,592,061	8,934,036
Prepaid expenses and other assets	101,184	104,429
Deferred offering costs	297,147	322,906

Total assets	$74,271,175	$74,385,077

Liabilities
Base management fees payable to investment adviser	$126,085	$128,746
Accrued incentive fees payable to investment adviser	945,114	693,699
Administrative expenses payable to investment adviser	56,696	51,396
Accounts payable	38,496	90,139
Accrued expenses and other liabilities	12,364	8,157

Total liabilities	1,178,755	972,137

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,283,781 and 9,283,781 shares issued, respectively	$9,284	$9,284
Additional paid-in capital	71,675,244	71,675,244
Treasury stock, at cost, 151,559 and 108,996 shares held, respectively	(1,041,112)	(764,179)
Accumulated net investment loss	(1,994,363)	(693,699)
Accumulated undistributed net realized gain on investments	—	—
Net unrealized appreciation on investments	4,443,367	3,186,290

Total net assets	$73,092,420	$73,412,940

Total liabilities and net assets	$74,271,175	$74,385,077

Net asset value per share (on 9,132,222 and 9,174,785 shares outstanding, respectively)	$8.00	$8.00

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Investment income
Interest and dividend income	$400	$1,742

Total investment income	400	1,742

Operating expenses
Base management fees	366,549	383,662
Incentive fees	251,415	221,090
Administrative expenses allocated from investment adviser	174,247	164,027
Legal and professional fees	196,072	193,561
Directors fees	40,000	40,000
Stock transfer agent fees	19,322	8,105
Custody fees	1,500	250
Public and investor relations expenses	48,602	36,473
Printing and production expenses	55,203	26,734
Postage and fulfillment expenses	23,911	19,314
Stock issuance expenses	—	—
Travel and entertainment expenses	37,878	26,427
General and administrative expenses	86,365	83,719

Total operating expenses	1,301,064	1,203,362

Net investment loss	(1,300,664)	(1,201,620)

Net realized gain on investments
Non-control/non-affiliate investments	—	132,930

Total net realized gain on investments	—	132,930

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	1,685,077	972,518
Affiliate investments	(428,000)	—

Total net change in unrealized appreciation (depreciation) on investments	1,257,077	972,518

Net decrease in net assets resulting from operations	$(43,587)	$(96,172)

Net investment loss per common share outstanding (basic and diluted)	$(0.14)	$(0.13)

Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	*	$(0.01)

Weighted average common shares outstanding (basic and diluted)	9,166,407	9,283,781

*	Per share amounts less than $0.01.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Changes in Net Assets

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock At Cost	Accumulated Net Investment Income (Loss)	Accumulated Undistributed Net Realized Gain on Investments	Unrealized Appreciation on Investments	Net Assets
	Shares (1)	Par Value
Balance at December 31, 2011 (2)	9,283,781	$9,284	$75,302,711	$—	$(268,180)	$—	$1,340,900	$76,384,715
Net (decrease) increase in net assets from operations	—	—	—	—	(1,201,620)	132,930	972,518	(96,172)

Balance at March 31, 2012	9,283,781	$9,284	$75,302,711	$—	$(1,469,800)	$132,930	$2,313,418	$76,288,543

Balance at December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$—	$3,186,290	$73,412,940
Net (decrease) increase in net assets from operations	—	—	—	—	(1,300,664)	$—	1,257,077	(43,587)
Repurchase of common stock (42,563 shares)	—	—	—	(276,933)	—	—	—	(276,933)

Balance at March 31, 2013	9,283,781	$9,284	$71,675,244	$(1,041,112)	$(1,994,363)	$—	$4,443,367	$73,092,420

(1)	Represents common shares issued.
(2)	Net assets at December 31, 2012, and 2011 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(43,587)	$(96,172)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	—	(132,930)
Net change in unrealized appreciation on investments	(1,257,077)	(972,518)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	3,245	(3,273)
(Decrease) in base management fees payable to investment adviser	(2,661)	(271)
Increase in accrued incentive fees payable to investment adviser	251,415	221,090
Increase in administrative expenses payable to investment adviser	5,300	9,489
(Decrease) increase in accounts payable	(25,884)	76,809
Increase (decrease) in accrued expenses and other liabilities	4,207	(33,197)

Net cash used in operating activities	(1,065,042)	(930,973)
Cash flows from investing activities
Investments in portfolio companies	—	(12,045,934)
Net proceeds from sales of portfolio company investments	—	310,034

Net cash used in investing activities	—	(11,735,900)
Cash flows from financing activities
Additions to deferred stock offering costs	—	(74,877)
Repurchase of common stock	(276,933)	—

Net cash (used in) provided by financing activities	(276,933)	(74,877)

Net (decrease) increase in cash and cash equivalents	(1,341,975)	(12,741,750)
Cash and cash equivalents, beginning of period	8,934,036	39,606,512

Cash and cash equivalents, end of period	$7,592,061	$26,864,762

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

March 31, 2013

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Common Stock	9,686	$606,187	$—	0.00%
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	770,000	1.05%
BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Common Stock	132,972	1,756,203	1,640,000	2.24%
		Series 1A Preferred Stock	2,500,005	743,803	600,000	0.82%
		Series 1 Convertible Preferred Stock	26,475	397,125	397,125	0.54%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,540,000	4.84%
Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	198	2,500,007	1,290,000	1.76%
Xtime, Inc.	Internet & Software - Software as a Service	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	3,240,000	4.43%
		Common Stock Warrants Exercise price $0.01 per share; perpetual term Subject to restrictions on exercisability	n/a	610,860	1,350,000	1.85%
		Common Stock Warrants Exercise price $0.01 per share; expire 8/24/2018 Subject to restrictions on exercisability	22,581	—	22,167	0.03%
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,120,000	1.53%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	3,860,000	5.28%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,850,000	3.90%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	2,350,000	3.22%
Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	3,000,000	4.11%
SilkRoad, Inc.	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	17,711,654	5,000,000	6,630,000	9.07%
Glam Media, Inc.	Internet & Software - Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,600,000	7.66%
Stoke, Inc.	Technology - Communications Equipment	Common Stock	1,000,000	3,500,000	2,750,000	3.76%
Jumptap, Inc.	Internet & Software - Mobile Advertising	Series G Convertible Preferred Stock	695,023	4,999,995	5,320,000	7.28%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$47,332,174	$46,329,292	63.37%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

March 31, 2013

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Common Stock	147,927	1,505,162	1,153,831	1.58%
LifeLock, Inc.	Internet & Software - Identity Theft Protection	Common Stock	944,513	5,000,000	9,095,660	12.45%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$6,505,162	$10,249,491	14.03%

Affiliate Investments (5)
Private Portfolio Companies:
Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock	640,000	3,411,080	4,000,000	5.47%
		Common Stock Warrants	160,000	589,000	992,000	1.36%
		Exercise price $0.05 per share; expire 7/6/2016
		Subject to restrictions on exercisability
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,710,000	6.45%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$9,702,000	13.28%

Total - Investments in Portfolio Company Securities (6)				$61,837,416	$66,280,783	90.68%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$66,280,783	90.68%
Cash and cash equivalents (includes investments in money market funds consisting of 7,358,907 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $7,358,907)	7,592,061	10.39%
Receivable for investments sold	—	0.00%
Prepaid expenses and other assets	101,184	0.14%
Deferred offering costs	297,147	0.40%
Less: Total Liabilities	(1,178,755)	(1.61%)

Net Assets	$73,092,420	100.00%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

March 31, 2013

(Unaudited)

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

(3)

Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $10,999,755, $6,556,388 and $4,443,367, respectively. The tax cost of investments is $61,837,416.

(4)

Except for common stock in two publicly traded portfolio companies, Solazyme and LifeLock, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of March 31, 2013. See Valuation of Investments under Note 2 of the Notes to Financial Statements.

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

(6)

All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of March 31, 2013, with the exception of 100,000 shares of Solazyme common stock acquired in open market transactions with a cost and value of $1,080,759 and $780,000, respectively, which represent approximately 1.5% and 1.1% of total assets, respectively.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments (5)
Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Common Stock	9,686	$606,187	$—	0.00%
MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,730,000	2.36%
BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Common Stock	132,972	1,756,203	1,630,000	2.22%
		Series 1A Preferred Stock	2,500,005	743,803	630,000	0.86%
		Series 1 Convertible Preferred Stock	26,475	397,125	397,125	0.54%
Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,540,000	4.82%
Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	198	2,500,007	1,280,000	1.74%
Xtime, Inc.	Internet & Software - Software as a Service	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	3,530,000	4.81%
		Common StockWarrants Exercise price $0.01 per share; perpetual term Subject to restrictions on exercisability	n/a	610,860	900,000	1.23%
		Common Stock Warrants Exercise price $0.01 per share; expire 8/24/2018 Subject to restrictions on exercisability	22,581	—	12,878	0.02%
Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	980,000	1.33%
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	3,850,000	5.25%
TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,680,000	3.65%
Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	3,650,000	4.97%
Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	3,080,000	4.20%
SilkRoad, Inc.	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	17,711,654	5,000,000	5,720,000	7.79%
Glam Media, Inc.	Internet & Software - Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,170,000	7.04%
Stoke, Inc.	Technology - Communications Equipment	Common Stock	1,000,000	3,500,000	3,040,000	4.14%
Jumptap, Inc.	Internet & Software - Mobile Advertising	Series G Convertible Preferred Stock	695,023	4,999,995	4,999,995	6.81%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$47,332,174	$46,819,998	63.78%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2012

(Unaudited)

Portfolio Company	Industry / Description (1)	Type of Investment (2)	Shares / Warrants	Cost (3)	Value (4)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Solazyme, Inc. (6)	Cleantech - Renewable Oils and Bioproducts	Common Stock	147,927	1,505,162	1,162,706	1.58%
LifeLock, Inc.	Internet & Software - Identity Theft Protection	Common Stock	944,513	5,000,000	6,911,002	9.41%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$6,505,162	$8,073,708	10.99%

Affiliate Investments (5)
Private Portfolio Companies:
Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock	640,000	3,411,080	5,530,000	7.53%
		Common Stock Warrants Exercise price $0.05 per share; expire 7/6/2016 Subject to restrictions on exercisability	160,000	589,000	70,000	0.10%
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,530,000	6.17%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$10,130,000	13.80%

Total - Investments in Portfolio Company Securities (7)				$61,837,416	$65,023,706	88.57%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$65,023,706	88.57%
Cash and cash equivalents (includes investments in money market funds consisting of 8,675,149 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $8,675,149)	8,934,036	12.17%
Receivable for investments sold	—	0.00%
Prepaid expenses and other assets	104,429	0.14%
Deferred offering costs	322,906	0.44%
Less: Total Liabilities	(972,137)	(1.32%)

Net Assets	$73,412,940	100.00%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.

Schedule of Investments

December 31, 2012

(Unaudited)

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
(7)

All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of December 31, 2012, with the exception of 100,000 shares of Solazyme common stock acquired in open market transactions with a cost and value of $1,080,759 and $786,000, respectively, which represent approximately 1.5% and 1.1% of total assets, respectively.

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

The Company’s investment objective is to maximize capital appreciation. The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies that are committed to and capable of becoming public. The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock. The Company may in some cases invest in debt instruments (including debt instruments that are convertible into or settled with equity securities); however, as of March 31, 2013 and December 31, 2012, none of the Company’s investments were debt instruments or debt instruments convertible into equity securities. The Company’s investments are made principally through direct investments in prospective portfolio companies. However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

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

2.	Basis of Presentation; Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2013. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidation

Under the 1940 Act rules and Accounting Standards Codification Topic 946, “Financial Services – Investment Companies,” (“ASC 946”), the Company is precluded from consolidating any entity other than another investment company or an operating company that provides substantially all of its services and benefits to the Company. The Company’s financial statements include only the accounts of Keating Capital as the Company has no subsidiaries.

Reclassifications

For the three months ended March 31, 2013, the Company separately classified custody fees and public and investor relations expenses as individual line items in its Statement of Operations. Custody fees were previously included as a component of general and administrative expenses, and public and investor relations expenses were previously included as a component of legal and professional fees. For comparative purposes, these line items have been separately classified in the Statement of Operations for the three months ended March 31, 2012.

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

At March 31, 2013 and December 31, 2012, approximately 75.4% and 85.9%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies. Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-IPO lockup restrictions. As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

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

With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•

The Company’s quarterly valuation process begins with each portfolio company investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment.

•

The Chairman of the Company’s Valuation Committee, in consultation with the Company’s management, will determine each calendar quarter which investments, if any, in the Company’s portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm. The selection of a private portfolio company for periodic valuation review will be made in view of all facts and circumstances, however, there is no requirement that a particular portfolio company have its valuation reviewed by a third-party valuation firm in any specified time interval.

•

The Company’s Valuation Committee reviews the preliminary valuations, and the Company’s investment adviser and the third-party valuation firm respond and supplement the preliminary valuation to reflect any comments provided by the Valuation Committee.

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

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering (“IPO”) by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio. (See “Significant Unobservable Inputs for Level 3 Portfolio Company Securities”)

In cases where a portfolio company completes a subsequent financing with different rights and/or preferences that the equity securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding, the Company may also consider using option pricing models, including a backsolve approach, to derive the precedent transaction value or marketable equity value, as the case may be.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of March 31, 2013 and December 31, 2012:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2013
Private Portfolio Company Securities:
Preferred Stock	$—	$—	$42,427,125	$42,427,125
Common Stock	—	—	11,240,000	11,240,000
Common Stock Warrants	—	—	2,364,167	2,364,167
Publicly Traded Portfolio Company Securities:
Common Stock	10,249,491	—	—	10,249,491
Cash Equivalents:
Money Market Funds	7,358,907	—	—	7,358,907

Total	$17,608,398	$—	$56,031,292	$73,639,690

As of December 31, 2012
Private Portfolio Company Securities:
Preferred Stock	$—	$—	$43,087,120	$43,087,120
Common Stock	—	—	12,880,000	12,880,000
Common Stock Warrants	—	—	982,878	982,878
Publicly Traded Portfolio Company Securities Common Stock	1,162,706	—	6,911,002	8,073,708
Cash Equivalents:
Money Market Funds	8,675,149	—	—	8,675,149

Total	$9,837,855	$—	$63,861,000	$73,698,855

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total
Fair Value at December 31, 2012	$43,087,120	$—	$19,791,002	$982,878	$63,861,000
New investments in Level 3 portfolio company securities at cost	—	—	—	—	—
Exchange or conversion of Level 3 portfolio company securities	—	—	—	—	—
Gross transfers out of Level 3 to Level 1	—	—	(6,911,002)	—	(6,911,002)
Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets	(659,995)	—	(1,640,000)	1,381,289	(918,706)

Fair Value at March 31, 2013	$42,427,125	$—	$11,240,000	$2,364,167	$56,031,292

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were still held by the Company at March 31, 2013	$(659,995)	$—	$(1,640,000)	$1,381,289	$(918,706)

The Company’s investments in securities of private companies are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and until such time as these securities are no longer subject to any post-IPO lockup restrictions, at which time the Company transfers the value of these securities as of the prior year-end into Level 1 assets. Because the Company’s common stock in LifeLock, Inc. (“LifeLock”) was subject to a lockup restriction that lapsed as of March 31, 2013, the value of this investment as of December 31, 2012 was transferred out of Level 3 to Level 1 within the fair value hierarchy as of March 31, 2013.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

During the year ended December 31, 2012, the Company made a new investment in the preferred stock and preferred stock warrants of LifeLock. As such, the Company’s investment in LifeLock is reflected in new investments in Level 3 portfolio companies – “Level 3 Portfolio Company Investments (Preferred Stock)” and “Level 3 Portfolio Company Investments (Preferred Warrants).” Subsequent to this investment, LifeLock completed its IPO in October 2012 resulting in the conversion of the Company’s preferred stock investment into common stock and the cancellation of its preferred stock warrants. The conversion and cancellation of these Level 3 portfolio company securities are reflected at the cost of the converted or canceled securities since they were acquired during the year ended December 31, 2012. Because the Company’s common stock in LifeLock was subject to a lockup restriction that had not lapsed as of December 31, 2012, it remained classified as a Level 3 asset as of December 31, 2012.

For the year ended December 31, 2012, no investments were transferred out of Level 3 to Level 1 within the fair value hierarchy.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The following provides quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2013:

	March 31, 2013
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average (1)
Level 3 Portfolio Company Investments: Preferred Stock	$42,427,125	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable transactions	Revenue multiple	7.8		7.8	7.8
		Comparable public companies	Revenue multiple	0.6	to	7.0	3.2
			EBITDA multiple	5.2	to	8.7	7.7
			P/E multiple	16.0	to	20.8	18.2
			Discount for lack of marketability	30%	to	45%	34%
		Discounted cash flow	Discount rate	23%	to	50%	36%
			Terminal revenue multiple	0.8	to	8.5	4.7
			Terminal EBITDA multiple	9.8	to	9.8	9.8
			Terminal P/E multiple	23.2	to	23.2	23.2
			Discount for lack of marketability	30%	to	45%	34%
Level 3 Portfolio Company Investments: Common Stock	$11,240,000	Precedent transactions	Precedent transactions	n/a	to	n/a	n/a
		Comparable public companies	Revenue multiple	0.6	to	5.9	4.3
			EBITDA multiple	5.2	to	10.8	8.0
			P/E multiple	n/a	to	n/a	n/a
			Discount for lack of marketability	35%	to	40%	37%
		Discounted cash flow	Discount rate	35%	to	45%	38%
			Terminal revenue multiple	0.7	to	4.2	4.2
			Terminal EBITDA multiple	9.8	to	22.6	14.5
			Terminal P/E multiple	n/a	to	n/a	n/a
			Discount for lack of marketability	35%	to	40%	37%
Level 3 Portfolio Company Investments: Common Stock Warrants	$2,364,167	Option pricing model	Comparable public company equity volatility	45%	to	45%	45%

(1)	Weighted average based on fair value of as of March 31, 2013.

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

At March 31, 2013 and December 31, 2012, the Company had two portfolio company investments, Metabolon, Inc. (“Metabolon”) and Corsair Components, Inc. (“Corsair”), which were Affiliate Investments, and no Control Investments. No income was derived from these Affiliate Investments as both are non-incoming producing equity investments (see Note 9).

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Offering Costs

On March 15, 2012, the Company filed a registration statement on Form N-2 for an equity offering of its common stock, which was last amended by the Company on November 9, 2012. For the year ended December 31, 2012, the Company incurred $322,906 in offering expenses associated with the equity offering, including the preparation of the registration statement in connection therewith, however, the Company recognized a reduction in these offering expense of $25,759 during the three months ended March 31, 2013 due to a negotiated reduction of accounts payable due to a vendor. Such offering costs were capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if the Company does not complete the equity offering.

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

During the three months ended March 31, 2013 and 2012, there were no non-cumulative or cumulative dividends recorded.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

As of December 31, 2012, the Company’s net investment loss (before incentive fees) of $3,627,467, representing the Company’s 2012 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was charged to additional paid-in-capital. The portion of the Company’s net investment loss attributable to incentive fee expense has not been charged to additional paid-in-capital as of December 31, 2012 since incentive fee expense represents a temporary, rather than permanent, book-to-tax difference.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Aggregate cost of portfolio company securities for federal income tax purposes	$61,837,416	$61,837,416

Gross unrealized appreciation of portfolio company securities	10,999,755	8,012,803
Gross unrealized depreciation of portfolio company securities	(6,556,388)	(4,826,513)

Net unrealized appreciation of portfolio company securities	$4,443,367	$3,186,290

As of March 31, 2013 and December 31, 2012, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2009, 2010, 2011 and 2012 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2009, 2010, 2011 and 2012 state tax years for the Company remain subject to examination by the Colorado Department of Revenue.

As of March 31, 2013 and December 31, 2012, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2013 and 2012.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

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

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, and warrants to purchase common stock. During the three months ended March 31, 2013, the Company did not make any portfolio company investments.

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$41,858,928	$42,427,125	64.01%	$41,858,928	$43,087,120	66.26%
Common Stock	12,273,466	11,240,000	16.96%	12,273,466	12,880,000	19.81%
Common Stock Warrants	1,199,860	2,364,167	3.57%	1,199,860	982,878	1.51%

Subtotal - Private Portfolio Companies	55,332,254	56,031,292	84.54%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	6,505,162	10,249,491	15.46%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$61,837,416	$66,280,783	100.00%	$61,837,416	$65,023,706	100.00%

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

The following table summarizes the composition of the Company’s investment portfolio by industry classification at cost and fair value as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$42,087,827	63.50%	$34,328,850	$37,833,875	58.19%
Cleantech	15,402,299	11,740,956	17.71%	15,402,299	14,019,831	21.56%
Technology	12,106,267	12,452,000	18.79%	12,106,267	13,170,000	20.25%

Total	$61,837,416	$66,280,783	100.00%	$61,837,416	$65,023,706	100.00%

The following table summarizes the composition of the Company’s investment portfolio by geographic region of the United States at cost and fair value as of March 31, 2013 and December 31, 2012. The geographic composition is determined by the location of the corporate headquarters of the portfolio company at the time of the Company’s initial investment.

	March 31, 2013			December 31, 2012
Geographic Location	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
West	$38,837,414	$40,930,783	61.76%	$38,837,414	$41,103,711	63.21%
Northeast	11,499,995	12,720,000	19.19%	11,499,995	12,389,995	19.05%
Southeast	6,500,007	6,000,000	9.05%	6,500,007	5,810,000	8.94%
Midwest	5,000,000	6,630,000	10.00%	5,000,000	5,720,000	8.80%

Total	$61,837,416	$66,280,783	100.00%	$61,837,416	$65,023,706	100.00%

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Base Management Fee

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Company did not have any borrowings during the three months ended March 31, 2013 or the year ended December 31, 2012. The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

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

As of March 31, 2013 and for the year ended December 31, 2012, no incentive fees were payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate net realized capital gains in excess of gross unrealized depreciation during such periods. However, during the three months ended March 31, 2013, the Company recorded incentive fee expense of $251,415 resulting from an increase in net unrealized appreciation on the Company’s portfolio company investments of $1,257,077 during such period. During the three months ended March 31, 2012, the Company recorded incentive fee expense of $221,090 resulting from an increase in net unrealized appreciation on the Company’s portfolio company investments of $972,518 during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $132,930 during such period.

The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid. Accordingly, as of March 31, 2013 and December 31, 2012, the accrued incentive fee related to net unrealized appreciation may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of March 31, 2013 and December 31, 2012. Further, as of March 31, 2013 and December 31, 2012, no incentive fees related to the cumulative net realized capital gain were due and payable to the investment adviser since the aggregate unrealized depreciation on the Company’s investments that have a fair value below the Company’s investment cost exceeded the amount of the cumulative net realized capital gain.

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

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Duration and Termination

An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009. On April 25, 2013, the Company’s Board of Directors (including the non-interested directors) renewed the current Investment Advisory and Administrative Services Agreement for an additional year. The current Investment Advisory and Administrative Services Agreement will remain in effect from year-to-year thereafter if approved annually by (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

Joint Liability Insurance Agreement

The Company maintains a directors and officers liability insurance policy covering the directors and officers of the Company, insuring the Company against loss that it may be required or permitted to pay as indemnities of the directors and officers of the Company, and insuring the Company for certain securities claims. The Company also maintains an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering its directors and officers. The coverages under these polices in certain cases extend to the officers, managers and employees of the investment adviser, and to the investment adviser’s Investment Committee. On November 4, 2011, the Company and the investment adviser entered into a joint liability insurance agreement, which was approved by the Company’s non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between the Company and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits. For the directors and officers liability insurance policy covering the policy years ending August 28, 2012 and August 28, 2013, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to the investment adviser. The joint liability insurance agreement specifies that none of the premium under the excess coverage policy is allocated to the investment adviser.

5.	Capital Stock

The Company’s authorized capital stock consists of 200,000,000 shares of stock, par value $0.001 per share, all of which has initially been designated as common stock. Each share of common stock entitles the holder to one vote.

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013. On April 25, 2013, the Company’s Board of Directors further extended the stock repurchase program until November 8, 2013. Under the repurchase program, the Company is authorized to repurchase shares of the Company’s common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three months ended March 31, 2013, the Company repurchased 42,563 shares of its common stock at an average price of $6.51 per share, including commissions, with a total cost of $276,933. The Company’s net asset value per share increased by less than $0.01 per share as a result of the share repurchases during the three months ended March 31, 2013. The weighted average discount to net asset value per share of the shares repurchased during the three months ended March 31, 2013 was 19%.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

Since inception of the stock repurchase program, the Company has repurchased a total of 151,559 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of March 31, 2013. The Company has accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

6.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2013, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

The Company maintains a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering us and our officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of March 31, 2013, the Company was not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net decrease in net assets resulting from operations	$(43,587)	$(96,172)
Basic and diluted weighted average shares outstanding	9,166,407	9,283,781
Basic and diluted net increase (decrease) in net assets per share resulting from operations	*	$(0.01)

* Per share amounts less than $0.01

During the three months ended March 31, 2013 and 2012, the Company had no dilutive securities outstanding.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

8.	Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
Per common share data
Net asset value, beginning of period	$8.00	$8.23
Net investment loss**	(0.14)	(0.13)
Net realized gain on investments**	—	0.01
Net change in unrealized appreciation on investments**	0.14	0.11

Net decrease in net assets resulting from operations	—	(0.01)

Capital stock transactions:
Repurchases of common stock (1)	*	—

Net increase in net assets from capital stock transactions	—	—

Net asset value, end of period	$8.00	$8.22

Ratios and supplemental data:
Per share market price, end of period	$6.46	7.96
Total return based on change in net asset value (2)	0.00%	(0.12%)
Total return based on stock price (3)	3.03%	(5.91%)
Common shares outstanding, end of period	9,132,222	9,283,781
Weighted average common shares outstanding during period	9,166,407	9,283,781
Net assets, end of period	$73,092,420	$76,288,543
Annualized ratio of operating expenses to average net assets	7.10%	6.31%
Annualized ratio of net investment loss to average net assets	(7.10%)	(6.30%)
Weighted average debt per common share (4)	$—	$—
Portfolio turnover (5)	0.00%	0.41%

*	Per share amounts less than $0.01.
**	Based on weighted average shares outstanding during the period.
(1)

The increase in net asset value attributable to the shares repurchased during the three months ended March 31, 2013 was less than $0.01 per share. There were no shares repurchased during the three months ended March 31, 2012.

(2)

Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. The total return has not been annualized.

(3)

Total return based on stock price is calculated based on the change in the market price of the Company’s shares taking into account distributions reinvested in accordance with the Company’s dividend reinvestment plan. The total return has not been annualized.

(4)	During the three months ended March 31, 2013 and 2012, the Company did not have any debt.
(5)

Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. There were no sales of portfolio company investments during the three months ended March 31, 2013.

Keating Capital, Inc.

Notes to Financial Statements

(Unaudited)

9.	Investments in and Advances to Affiliates

During the three months ended March 31, 2013, the Company had two portfolio company investments, Metabolon. and Corsair, which were Affiliate Investments, and the Company had no Control Investments. The following is a schedule of the Company’s investments in these two affiliates during the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, the Company made no advances to these two affiliates.

			Three Months Ended March 31, 2013
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	December 31, 2012 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2013 Fair Value
Affiliate Investments
Corsair Components, Inc.	Common Stock	640,000	$—	$5,530,000	$—	$(1,530,000)	$4,000,000
	Common Stock Warrants	160,000	—	70,000	922,000	—	992,000

Subtotal - Corsair Components, Inc.			—	5,600,000	922,000	(1,530,000)	4,992,000

Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	—	4,530,000	180,000	—	4,710,000

Total Affiliate Investments			$—	$10,130,000	$1,102,000	$(1,530,000)	$9,702,000

(1)	The Company had no control investments as defined by the 1940 Act during the three months ended March 31, 2013.
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

In preparing these financial statements, the Company has evaluated events after March 31, 2013. Except as set forth below, there were no subsequent events since March 31, 2013 that would require adjustment to or additional disclosure in these financial statements.

From April 1, 2013 through April 25, 2013, we have sold 700,000 shares of LifeLock’s common stock at an average net selling price of $9.19 per share for total net proceeds of $6,435,542, resulting in realized gains of $2,729,929.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical information, the following discussion and other parts of this quarterly report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” in our most recent annual report on Form 10-K previously filed with the SEC and “Forward-Looking Statements and Projections” and the “Risk Factors” appearing elsewhere herein.

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. We satisfied the RIC requirements for our 2012 taxable year, and we intend to operate so as to qualify as a RIC in 2013.

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

Since our first investment in January 2010, we have invested $63.4 million in a total of 20 portfolio companies, and we were the lead investor in seven of those transactions. Of those 20 investments, three companies have successfully priced IPOs, and two other portfolio companies publicly filed registration statements for IPOs but were unable to complete their IPOs. We believe a number of our other portfolio companies are achieving key operating milestones as they progress toward an expected IPO.

Our Investment Objective and Strategy

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

By design, our fund has been structured as a high risk/high return investment vehicle. While we have discretion in the investment of our capital, we seek long-term capital appreciation through investments principally in equity securities that we believe will maximize our total return. Although our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses. Accordingly, our pre-IPO equity investments are not expected to generate current income (i.e., dividends or interest income), and our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO and after expiration of a customary 180-day post-IPO lockup restriction.

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

Based on our past experience – and representations made to us by our portfolio companies prior to our investments – we anticipated that, on average, it would take about 18 months after our investment for a portfolio company to complete its IPO. Following a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO and an expected additional one-year period to sell our shares in the portfolio company in the public markets, we anticipated that, on average, the holding period for our portfolio company investments would be about three years. However, based on decisions by the management teams and/or boards of our portfolio companies to delay their IPO timing even though we believe such portfolio companies were, in many cases, currently capable of completing an IPO, and the additional time that is being required by certain of our portfolio companies to achieve their pre-IPO operating milestones, we believe that it is now more reasonable to expect that our portfolio companies will be able to complete an IPO, on average, within about two years after the closing of our initial investment. Similarly, we have extended our targeted investment holding period, on average, to four years. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. We may also pursue investments with a shorter expected investment holding period, where we believe the portfolio company may complete an IPO sooner than our targeted two-year time frame. In each case, we have the discretion to hold securities for a longer period.

We are focused on the potential value transformation that we believe our portfolio companies will experience as they complete an IPO and become publicly traded and correspondingly achieve a market equity value comparable to their publicly traded peers. We target our investments in portfolio companies that we believe can complete this value transformation within our targeted four-year holding period, compared to private equity and venture capital funds which we believe typically take seven to 10 years. As a result, we may have low or negative returns in our initial years with any potential valuation accretion typically occurring in later years as our portfolio companies complete their IPOs and become publicly traded. However, there can be no assurance that we will be able to achieve our targeted return on any individual portfolio company investment if and when it goes public, or on the portfolio as a whole.

We continue to believe that public companies typically trade at higher valuations – generally 2x or more – than private companies with similar financial attributes. The three portfolio companies which have completed IPOs, NeoPhotonics, Solazyme and LifeLock, had unrealized returns at the time of their IPOs, based on the IPO price, of 1.8x, 2.0x and 1.7x our investment cost, respectively. However, the stock prices of each of these companies have changed since the IPO, and there is no assurance that we will be able to dispose of any of our portfolio company investments, following our lockup restriction, at prices that will allow us to achieve our targeted 2x return on investment once the company is publicly traded and assuming our targeted four-year investment horizon.

We have an IPO, event-driven strategy, and we attempt to generate returns by accepting the risks of owning illiquid securities of later stage private companies. We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing. However, the process of transforming from private to public ownership is subject to the uncertainties of the IPO process. If this process happened quickly and with certainty, we believe there would be less of an illiquidity discount available (and hence, less potential return) to us when we make our investments. Instead, the private-to-public transformation process takes time and is subject to market conditions, and we therefore incorporate a targeted four-year average holding period for each portfolio company into our strategy.

Because the equity securities of pre-IPO companies typically do not pay any current income, we may consider investments in qualified private and public companies that generate current yield in the form of interest income which can be used to offset some of our operating expenses. These investments typically will be in the form of debt instruments providing for the current payment of interest, which may be convertible into equity securities or have separate warrants exercisable for equity securities so that we have an opportunity to achieve long-term capital appreciation. To the extent that we make investments in public companies, we anticipate that the market capitalizations of these companies would typically be below $250 million and that we would be willing to generally accept a reduced level of potential capital appreciation in exchange for the payment of a current yield on our investments to offset some of our operating expenses. In addition to diversifying our potential sources of return, we believe that the ability to generate current yield in the form of interest income on some of our investments may be attractive to our investors.

Investment Criteria

We have identified three core investment criteria that we believe are important in meeting our investment objective for pre-IPO companies. These core criteria provide the primary basis for making our investment decisions; however, we may not require each prospective portfolio company in which we choose to invest to meet all of these core criteria.

•

High quality growth companies. We seek to invest primarily in micro-cap and small-cap companies that are already generating annual revenue in excess of $20 million on a trailing 12-month basis and which we believe have growth potential.

•

Commitment to complete IPO. We seek to invest in public ready micro-cap and small-cap companies whose management teams are committed to, and capable of, becoming public companies, whose businesses we believe will benefit from status as public companies, and that we believe are capable of completing IPOs and obtaining exchange listings typically within two years after we complete our investments.

•

Potential for return on investment. Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, or what we refer to as the private-to-public valuation arbitrage, as discussed above, we seek to make investments that create the potential for a 2x return on our investment once the company is publicly traded and assuming our targeted investment horizon of four years. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may complete an IPO sooner than two years after our investment, in which case our targeted 2x return on our investment may be correspondingly reduced.

We expect that the primary sources of our investment opportunities will be from our relationships with venture capital firms and investment banks. Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Menlo Park, California.

Our Target Industries

We seek to invest in micro-cap and small-cap companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces. Historically, we have focused our investments in technology, Internet and software, and cleantech. While venture capitalists concentrate the vast majority of their investments in healthcare, technology and cleantech, many venture capital-backed healthcare companies that develop new drugs or medical devices do not meet our revenue threshold. Accordingly, our historical focus (since our initial investment in January 2010) has been on venture capital-backed technology companies, including cleantech companies.

Based on our research, there have been 23 cleantech companies that have completed IPOs in the U.S. during the period January 2010 through March 31, 2013. Only six of these companies had stock prices as of March 31, 2013 that were above their IPO prices – Telsa Motors’ price had increased 123% since its IPO (June 28, 2010), SolarCity’s price had increased 136% since its IPO (December 12, 2012), and Elster Group’s price had increased 46% since its IPO (September 29, 2010). The three other cleantech companies with positive post-IPO stock performance had an average increase of only 2.4%. The remaining 17 companies, representing 74% of all cleantech IPOs during the period, had stock prices as of March 31, 2013 that were below their IPO prices. The average post-IPO return of all 23 cleantech companies was -42%, and the median return was -71%.

Based on the post-IPO performance of the 23 cleantech stocks that have completed IPOs since January 2010, we do not believe that the public markets are currently receptive to new cleantech IPOs. We believe this sentiment is partly due to the inherent risks and uncertainties of the cleantech sector, and the inherent difficulties in evaluating these typically earlier stage businesses where the achievement of significant revenue and earnings is usually many years in the future. Accordingly, we are de-emphasizing cleantech as an area of interest, do not expect to make any new cleantech investments in the foreseeable future, and plan to focus our new investments primarily in venture capital-backed technology, Internet and software companies where we believe better opportunities exist. Correspondingly, for new investment opportunities, we are increasing our annual revenue threshold criterion from $10 million to $20 million on a trailing 12-month basis.

We have invested a total of $16.0 million in six cleantech companies (representing 25.2% of the $63.4 million we have invested in 20 portfolio companies since inception), with an average investment size in a cleantech company of $2.7 million. Within our cleantech portfolio, Solazyme was able to complete an IPO in May 2011, and BrightSource was unsuccessful in its attempt to price an IPO in April 2012. The remaining four cleantech companies in our portfolio as of March 31, 2013 are private.

During the first half of 2012, we sold 65,000 shares of Solazyme’s common stock for an aggregate net sales price of $979,219, or an average price per share of $15.06, resulting in a realized gain of $403,631, which represents a 1.7x return on our investment over the 20 to 24 months we held these shares. However, the price of Solazyme’s shares has since decreased, with a closing price of $7.80 as of March 31, 2013, which, compared to the cost basis of $8.86 per share on 47,927 shares from our original investment and an average cost basis of $10.81 per share on 100,000 shares we acquired in open market purchases, is below the targeted return we seek to achieve upon a sale of our investment.

As of March 31, 2013, we have written up one of our private cleantech investments by approximately $1.0 million, and the combined write-down in value of our four remaining private cleantech investments totals $4.4 million. Accordingly, in the aggregate, the net unrealized depreciation (offset by our realized gains on Solazyme) on our six cleantech investments totals $3.3 million, as of March 31, 2013.

The 12 non-cleantech, private companies in our portfolio, in the aggregate, have been written-up by $4 million as of March 31, 2013. With the exception of Livescribe which has been completely written-off, we believe each of these companies remains positioned to complete an IPO over time and that we could be able to benefit from the transformation in value that we expect to occur when they complete their IPOs. The value of our portfolio company investments is required to be made on a fair value basis which does not reflect the potential value of the investment but its current value. Said another way, we are not able to reflect the potential private-to-public valuation transformation opportunity until these companies either publicly file for or complete an IPO.

In the venture capital and private equity industries, it is common for a portfolio’s return to undergo a so-called “J-curve” pattern. This means that when reflected on a graph, the portfolio’s return would appear in the shape of the letter “J,” with low or negative returns in early years and possible investment gains occuring in later years as valuations increase. In the context of the “J-curve” return pattern, our write-downs reflect our unrealized depreciation which may not be reversed on some investments. However, we are unable to reflect the potential value we believe may be realized if or when our private companies progress to and complete an IPO or other exit. This J-curve return pattern results from write-downs of portfolio investments that appear to be unsuccessful, prior to any potential write-ups and realized gains for portfolio investments that may prove to be successful. Six of our 12 non-cleantech, private companies also have “structural protections” that we believe could help us achieve our targeted 2x return goal.

Portfolio Company Characteristics and Investment Features

We generally acquire our equity securities principally through direct investments in prospective portfolio companies that meet our investment criteria. However, we may also purchase our equity securities directly from current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the company or its management is coordinating the transaction process. Of our initial investments in 19 portfolio companies as of March 31, 2013, 17 have been direct investments in a portfolio company, and two have been acquired in secondary transactions from current or former management or employees, which were facilitated by the portfolio company.

We use a disciplined approach to our initial investment assessment and continued portfolio monitoring which relies primarily on the detailed financial and business information we receive about the portfolio company and our access to and discussions with management, both prior to and after our investment. As part of our initial investment in each portfolio company, we obtained contractual rights to receive certain financial information from each portfolio company, including those where we initially acquired common stock. With the exception of Livescribe in which our preferred stock investments were converted into common stock, we continue to receive certain financial information from all of our portfolio companies under either our contractual information rights or through the periodic reports filed with the SEC by Solazyme and LifeLock, our two publicly traded portfolio companies.

Our portfolio company investments are currently composed of investments in the form of preferred stock that is convertible into common stock, common stock, and warrants exercisable into common stock. While we expect most of our portfolio company investments to be in the form of equity securities, we may in some cases invest in debt instruments providing for the current payment of interest, which may be convertible into equity securities or have separate warrants exercisable for equity securities, that would give us an opportunity to achieve long-term capital appreciation. At March 31, 2013, none of our portfolio company investments were debt instruments or debt instruments with either conversion features and/or separate warrants.

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

Our portfolio companies are generally permitted to undertake subsequent financings in which they may issue equity securities or incur debt that ranks equally with, or senior to, the equity securities in which we invest. In such cases, debt securities may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies, and the holders of more senior classes of preferred stock would typically be entitled to receive full or partial payment in preference to any distribution to us. As of March 31, 2013, of our 17 private portfolio companies, we hold the most senior preferred equity in 10 of these companies (of which two of our investments have a pari passu preference with a subsequently issued series of preferred stock), and common stock in two private companies whose capitalizations consisted of only common stock (Corsair and TrueCar). See “Portfolio Activity and Composition” below for additional information regarding the rights, preferences and limitations of the equity securities we hold in our private portfolio companies.

We target our pre-IPO investing activities in later-stage innovative, emerging growth companies. The financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round. In addition, we have been the lead investor in seven of our 20 portfolio company investments.

In aggregate, our 19 portfolio companies as of March 31, 2013 had approximately $2.1 billion in annual revenue in 2012, a 28% increase from aggregate 2011 revenue of approximately $1.6 billion. Eight of our portfolio companies had 2012 revenue in excess of $100 million, and the median company in our portfolio had 2012 revenue of approximately $80 million. The median annual revenue for a venture capital-backed company at the time of its IPO was $104 million in 2012 and $74 million in 2011. The 2011 revenue figures are based on the audited financial results of our portfolio companies, expect for Livescribe’s 2011 revenue which are unaudited. The 2012 revenue figures are based on the estimated or unaudited financial results provided by our portfolio companies, except for our two public portfolio companies (Solazyme and LifeLock) which are audited. Accordingly, the aggregate audited 2012 revenue for our portfolio companies may differ from the estimated or unaudited 2012 revenue figures presented above.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO. In some circumstances, these structural protections will apply only if the IPO price is below stated levels. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment. At the time of initial investment, we had negotiated some form of structural protection in 11 of our 20 total portfolio companies, which represented an aggregate of $40.5 million in initial investments, and structural protections that would, in the event of an IPO, entitle us to receive shares of common stock with a weighted-average aggregate value, at the time of issuance, of 1.75x our investment cost. We refer to this multiple as our structurally protected appreciation multiple.

Two portfolio companies in which we had structural protection, NeoPhotonics and LifeLock, have completed IPOs, and our structural protection in BrightSource was previously eliminated as part of a subsequent financing transaction by BrightSource in which we participated. Of our investments in 17 private portfolio companies as of March 31, 2013, we continue to have some structural protection with respect to investments in eight of these portfolio companies. However, as of March 31, 2013, we believe that the structural protection in only six of these investments remains intact and has not been compromised by either a pending subsequent financing or sale transaction, or other considerations. These six investments represent $26.0 million in aggregate investments and structural protections that would, in the event of an IPO, entitle us to receive shares of common stock with a weighted-average aggregate value, at the time of issuance, of 1.87x our investment cost.

There can be no assurance that our investment adviser will succeed in negotiating structural protections for our future investments. Even if it succeeds in obtaining such protections, our ability to realize the structurally protected appreciation at the time of the IPO will depend on a number of factors including each portfolio company’s completion of an IPO, any adjustment to the special IPO conversion price that may be negotiated prior to or during the IPO process, the possible subsequent issuance of more senior securities that may impact the relative value of the structural protection, and fluctuations in the market price of each portfolio company’s common shares until such time as the common shares received upon conversion can be disposed of following the expiration of a customary 180-day post-IPO lockup period. Accordingly, the structurally protected appreciation would not be available unless each portfolio company completes an IPO. Further, even if an IPO is completed, the structurally protected appreciation would not be realized unless the market price of each portfolio company’s common shares equals or exceeds the IPO price at the time such shares are disposed of following the post-IPO lockup period.

Portfolio Company Monitoring and Managerial Assistance

We typically do not seek to take a control position in our investments through ownership, board seats, observation rights or other control features. Accordingly, we will typically not be in a position to control the management, operation and strategic decision-making of the companies we invest in. As a result, a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other stockholders, such as venture capital sponsors that have substantial investments in our portfolio companies, may have interests that differ from that of the portfolio company or its minority stockholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity for the equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, including their decisions to delay their IPOs, and may therefore suffer a decrease in the value of our investments.

Nevertheless, as part of our portfolio company investment, we typically require information rights that give us access to the company’s quarterly and annual financial statements as well as the company’s annual budget. We also attempt to have dialogue, on at least a quarterly basis, with our private portfolio company management teams to review the company’s business prospects, financial results, and exit strategy plans. We monitor the financial trends of each portfolio company to assess the performance of individual companies as well as to evaluate overall portfolio quality and risk. We believe this is an important competitive advantage for us relative to those funds that do not have or require the same access to ongoing financial information that we insist upon.

We also use our ongoing discussions with our portfolio company management teams to monitor their continued commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs. We also offer significant managerial assistance to our portfolio companies. We expect that this managerial assistance will likely involve consulting and advice on the going public process and public capital markets. As a business development company, we are required to offer such managerial assistance.

Diversification and Follow-on Investments

As of March 31, 2013, the total value of our investments in our 19 portfolio companies was $66.3 million, and we had cash and cash equivalents of $7.6 million. Based on our current capital base, the targeted size of our individual portfolio company investments will be approximately $3 to $5 million, but we may invest more than this amount in certain opportunistic situations. We expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment depending on the size of our asset base and our investable capital. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets measured at the time of investment. An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment. We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity. We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base.

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

Targeted Holding Periods

While NeoPhotonics, Solazyme and LifeLock were each able to complete their IPOs within approximately one year from the date of our initial investment, our portfolio companies are, on average, taking longer than we initially expected to complete their IPOs. We believe there are a number of reasons why our portfolio companies are experiencing delays in completing their IPOs, including decisions by the management teams and/or boards of our portfolio companies to delay their IPO timing even though we believe such portfolio companies are, in many cases, currently capable of completing an IPO, and the additional time that is being required by certain of our portfolio companies to achieve their pre-IPO operating milestones. Based on these reasons and coupled with the inherent uncertainty of the IPO market and the equity capital markets in general, we expect that our portfolio companies will be able to complete an IPO, on average, within approximately two years after the closing of our initial investment. After a typical lockup restriction which prohibits us from selling our investment during a customary six-month period following the IPO, we expect that, on average, the holding period for our portfolio company investments will be approximately four years, compared to private equity and venture capital funds which we believe typically take seven to 10 years. As a result, we may have low or negative returns in our initial years with any potential valuation accretion typically occurring in later years as our portfolio companies complete their IPOs and become publicly traded.

As of March 31, 2013, the average holding period of our 19 portfolio companies was 1.6 years from our initial investment date, and the weighted-average holding period (based on the fair value and holding period of each of our portfolio company securities as of March 31, 2013) was 1.3 years.

The following table presents the total invested capital (including any follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of March 31, 2013.

Vintage Year[1]	Number of Portfolio Company Investments	Total Invested Capital[2]	Percent of Total Invested Capital	Dispositions of Portfolio Company Positions (Cost Basis)	Net Invested Capital	Percent of Net Invested Capital
2010	4	$5,686,936	9.0%	$(1,575,588)	$4,111,348	6.6%
Average Investment per Portfolio Company		$1,421,734
2011	10	$31,226,075	49.2%	$—	$31,226,075	50.5%
Average Investment per Portfolio Company		$3,122,608
2012	6	$26,499,993	41.8%	$—	$26,499,993	42.9%
Average Investment per Portfolio Company		$4,416,666
Total	20	$63,413,004	100.0%	$(1,575,588)	$61,837,416	100.0%
Average Investment per Portfolio Company		$3,170,650

[1]	Vintage year is based on the initial investment date of each portfolio company.
[2]	Includes follow-on investments in a portfolio company that may have been made after the vintage year.

IPO Progress of Our Private Portfolio Companies

While we have only a few discrete events to measure a portfolio company’s progress to an IPO – a registration statement publicly on file with the SEC, the completion of an IPO, and the disposition of our investment – which we refer to as “lagging” indicators, we believe that a number of our portfolio companies continue to prepare for and make progress towards an IPO. Our assessment of a portfolio company’s IPO preparation and progress is based on information our investment adviser may obtain in its quarterly update calls with our portfolio company management teams with respect to certain pre-IPO indicators, or what we refer to as “leading” indicators. These leading indicators include: (i) adding new members of senior management (e.g., a CFO with public company experience), (ii) meeting with investment banking firms and conducting a “bakeoff” to select underwriters, (iii) testing the waters by meeting with prospective institutional IPO investors, (iv) determining (and then achieving) the key operating milestones that need to be met to increase the probability of a successful IPO, (v) holding an IPO “organizational meeting” to begin preparation for the IPO process, and (vi) drafting the IPO registration statement. Due to the confidential nature of our investment adviser’s discussions with management, we are precluded from discussing the presence or absence of these “leading” indicators with respect to specific portfolio companies.

Based on our assessment of these “leading” indicators, we believe that several of our portfolio companies are making progress toward an IPO that is consistent with our targeted time frames and holding periods. However, there can be no assurances that any of our private portfolio companies will complete an IPO within our targeted two-year time frame, or at all. Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted four-year holding period or at prices that would allow us to achieve our targeted 2x return on our investment, or any return at all. In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return. There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.

In the event our portfolio companies fail to complete an IPO within our targeted two-year time frame, we may need to make additional investments in these portfolio companies, along with other existing investors, to fund their operations. In some cases, if we elect not to fund our pro rata share of these additional investments, there may be adverse consequences including the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold.

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

In such cases, we will consider whether the portfolio company has already passed, or is likely to exceed, our targeted two-year IPO completion period. If we believe the portfolio company will not complete an IPO within this period, our investment adviser has the discretion to consider a number of alternative strategies including:

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

Our ability to liquidate our investments under any of these strategies will be highly uncertain, although we expect to have a greater chance of success if our investments contain structural protections. Nonetheless, depending on the circumstances, even if we are successful in liquidating an investment under these alternatives, we are not likely to achieve our targeted return and we may suffer a loss on our investment.

Source of Returns and Distributions

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO. We are typically prohibited from exiting investments in our publicly traded portfolio companies until the expiration of the customary 180-day post-IPO lockup period. These agreements, which we are usually required to enter into as part of our investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180-day period following an IPO. We may dispose of these securities at our discretion at any time following the lockup period based on our business judgment. However, we will have no ability to mitigate the high volatility that is a typical characteristic of IPO aftermarket trading and is driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.

For our portfolio company investments where the lockup period following the IPO has expired and the stock becomes freely tradable, we typically do not begin selling automatically upon expiration of the lockup period. We expect to sell our positions over a period of time, typically during the one-year period following the expiration of our lockup, although we may sell more rapidly or in one or more block transactions. Factors that we may consider include, but are not limited to, the following:

•	The target price determined by our investment adviser based on its business judgment and what it believes to be the portfolio company’s intrinsic value.

•

The application of public company multiples and our proprietary analysis to a variety of operating metrics for each portfolio company. The primary operating metrics that we typically consider are revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

•

Other factors that may be adversely or favorably affecting a particular portfolio company’s stock price, including overall market conditions, industry cyclicality, or issues specific to the portfolio company.

The following table summarizes the realized gains and losses from our sale of portfolio company investments from inception through March 31, 2013.

Portfolio Company	Initial Investment Date	IPO Date	IPO Price	Quarter(s) Sold	Weighted Average Holding Period (Months)	Number of Shares Sold	% of Position Sold	Aggregate Cost Basis	Cost Basis (Per Share)	Aggregate Net Sales Proceeds	Net Sales Proceeds (Per Share)	Realized Gain (Loss)	Cash on Cash Return	Percent Return
Solazyme	7/16/2010	5/27/2011	$18.00	Q1 & Q2 2012	21.6	65,000	31%	$575,588	$8.86	$979,219	$15.06	$403,631	1.70x	70%
NeoPhotonics	1/25/2010	2/2/2011	$11.00	Q3 2012	31.1	160,000	100%	$1,000,000	$6.25	$878,572	$5.49	$(121,428)	0.88x	-12%

Total								$1,575,588		$1,857,791		$282,203	1.18x	18%

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define for this purpose as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts. Our Board of Directors currently intends to declare distributions (if any) at least annually, at the end of each year. Since none of our current portfolio company investments generates current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders. Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

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

The following table summarizes the cash dividends declared and paid on our shares of common stock to date.

Date Declared	Record Date	Payment Date	Amount Per Share	Source of Distribution
February 11, 2011	February 15, 2011	February 17, 2011	$0.13	Return of Capital
December 6, 2012	December 14, 2012	December 26, 2012	$0.03	Capital Gains

			$0.16

The February 2011 distribution was a special cash distribution (characterized for tax purposes as a return of capital) of $446,837 based on the unrealized appreciation we had recorded on our NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO. In the future, we do not expect to pay distributions based on the unrealized appreciation of our private or public company investments. The December 2012 cash distribution of $282,203 represented a distribution of 100% of our net realized capital gains for 2012.

We will have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of four years. Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event through either an IPO or sale of the company, and our ability to dispose of our positions at a gain following the liquidity event. We can give no assurance that we will be able to realize any net capital gains from the sale of our portfolio company investments. Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will typically be paid only from net capital gains, if any, from the disposition of our portfolio company investments, after reduction for any incentive fees, operating expenses or other retained amounts.

Business Development Company Industry and Our Equity Focus

Based on our research, as of March 31, 2013, there were 39 publicly traded business development companies (“BDCs”), 35 of which were income oriented, and four of which were focused on capital appreciation. In addition to us, the other BDCs focused on capital appreciation are Firsthand Technology Value Fund (Nasdaq: SVVC), GSV Capital Corp. (Nasdaq: GSVC), and Harris & Harris Group, Inc. (Nasdaq: TINY). Of the 39 publicly traded BDCs, as of March 31, 2013, the average price/NAV was 104% and the median price/NAV was 103%, and 25 (or 64%) were either trading at parity or above net asset value (“NAV”). Of the four capital appreciation-focused BDCs including us, as of March 31, 2013, the price/NAV ranged from 63% to 87%, with an average price/NAV of 79%. We had a price/NAV of 81% as of March 31, 2013.

Across the entire BDC category as of March 31, 2013, the average current yield over the preceding 12 months was 8.5%, and the median yield was 8.7%. We are the only BDC among the four focused on capital appreciation that paid a distribution to stockholders in 2012. Our 2012 distribution of $0.03 per share was equivalent to a yield of approximately 0.4% based on our $8.00 per share net asset value as of December 31, 2012 and approximately 0.5% based on our $6.27 per share closing stock price as of December 31, 2012.

We believe that both individual and institutional investors are willing to accept the risks of investing in BDCs primarily on the expectation of earning attractive yields and acceptable returns on a risk-adjusted basis. Most BDCs invest in fixed income securities that pay current income, resulting in net investment income that is typically passed through to stockholders as a dividend on a quarterly basis and generating a consistent dividend yield. BDCs that are focused on capital appreciation, including us, are designed to generate capital gains based on successful exits of positions in equity securities. Because these equity securities typically do not generate any current income, and the exits are episodic, there is limited consistency or predictability to the pattern of expected distributions to stockholders.

As a result of our limited operating history and the fact that only three (out of 20) portfolio companies have completed IPOs as of March 31, 2013, we have only paid one distribution of net realized capital gains (in December 2012). Moreover, because of the inherent uncertainty associated with completing IPOs, coupled with the fact that private companies can now submit IPO registration statements confidentially to the SEC under the JOBS Act, there is little that we can do to forecast if and when any of our private portfolio companies will be able to successfully complete IPOs, if at all.

We believe a combination of factors has put selling pressure on our stock, including: (i) the fact that over 85% of our net invested capital as of March 31, 2013 represents investments in vintage year 2011 and 2012 portfolio companies that have not yet completed IPOs, (ii) we have experienced negative returns in some of our investments, particularly in our cleantech portfolio companies, which is not inconsistent with the J-curve pattern of returns in the private equity industry, (iii) that, as of March 31, 2013, we have fully liquidated only one of our investments and partially liquidated one other investment, (iv) that the net realized capital gain and corresponding dividend paid in connection with these dispositions has thus far been small in both absolute terms and on a yield basis, and (v) the limited public visibility with respect to other portfolio companies completing IPOs in the future. We believe our private-to-public valuation arbitrage strategy requires further patience in light of the fact that our vintage year 2011 and 2012 portfolio companies continue to make progress towards IPOs, which if they are successful in doing so, would potentially allow us to dispose of these positions, on average, at our targeted 2x return and within our anticipated four-year holding period.

Our Board of Directors is focused on the current discount between our stock price and net asset value, and we are taking active steps to try to eliminate this discount to net asset value over time. These steps include continuing permitted purchases of our shares under our stock repurchase plan that are accretive to net asset value as well as an investor relations program designed to increase awareness and visibility for our stock, which includes presenting the Company to the investment community at various investor conferences and holding one-on-one meetings with institutional investors.

In spite of these efforts, we believe that for the foreseeable future BDC investors may be inclined to gravitate to those BDCs that have a demonstrated history of paying consistent dividends in line with the peer group average yield and which have a prospect for continuing to do the same in the future. Accordingly, we believe that in order to generate interest among potential BDC investors, we need to achieve the following key milestones: (i) have more companies publicly file registration statements for and complete IPOs, (ii) complete more successful dispositions of our investments and generate realized gains, (iii) distribute these net realized gains to our stockholders in an amount that is at least equivalent to the yield of other BDCs, and (iv) demonstrate, in some manner, that although our IPOs and corresponding investment dispositions are episodic and unpredictable, that the overall return potential of our stock is sufficiently attractive on a risk-adjusted basis to warrant an investment in our stock. We remain committed to distribute our net realized gains to our stockholders, at least annually, in accordance with the distribution policy established by our Board of Directors.

Current Business Environment

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments. Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen.

In the first quarter of 2013, there were 31 IPOs priced in the U.S. that raised an aggregate of $7.6 billion in gross proceeds (or a median IPO size of $104.5 million), compared to 29 IPOs in the fourth quarter of 2012 that raised an aggregate of $7.6 billion in gross proceeds (or a median IPO size of $145.0 million) and 42 IPOs in the first quarter of 2012 that raised an aggregate of $5.9 billion in gross proceeds (or a median IPO size of $94.3 million). Overall IPO levels were in line with recent quarters.

There were only eight venture capital-backed IPOs in the first quarter of 2013 that raised an aggregate of $0.6 billion in gross proceeds (or an average of $75 million), compared to seven venture capital-backed IPOs in the fourth quarter of 2012 that raised an aggregate of $1.2 billion in gross proceeds (or an average of $171 million). However, venture capital-backed IPO activity in the first quarter of 2013 was down sharply from the first quarter of 2012 when 19 venture capital-backed IPOs were completed raising an aggregate of $1.6 billion in gross proceeds (or an average of $84 million).

We believe there are three primary technical drivers that determine the overall number of completed IPOs: (i) volatility, (ii) recent IPO performance, and (iii) equity market trends. There is typically a strong inverse relationship between volatility and the number of IPO pricings. IPO market expansion has historically taken place in modest volatility environments, where the CBOE Volatility Index (or “VIX Index”) has been in the range of 10.0 to 20.0. By contrast, there are typically strong positive relationships between both recent IPO performance and equity market trends and the number of IPO pricings.

As of March 31, 2013, the VIX Index was near a historic low level of 12.7. The average daily VIX Index closing value for all of 2012 was 17.8, and the 10-year average was 21.5. During the first quarter of 2013, the average U.S. IPO return was 18.3%, compared to a return of 10.0% for the S&P 500. As of March 31, 2013, the S&P 500 closed at a level of 1,569.19—surpassing the previous record close of 1,565.15 on October 9, 2007. As of the end of the first quarter of 2013, all of the technical indicators that we believe drive IPO issuance activity were at favorable levels.

The current business environment is also complicated by global economic uncertainty and regional unrest. It remains unclear if and how the debt crisis in Europe will develop and whether it will result in a slowing of worldwide economic growth or even trigger a further global financial crisis. It is unclear if the rising budget deficits in the United States will result in further downgrades in its credit rating. Any outcome could be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full. All of this uncertainty could lead to a further broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

Portfolio Activity and Composition

The total value of our investments in 19 portfolio companies was $66.3 million at March 31, 2013, compared to $65.0 million at December 31, 2012 in the same number of portfolio companies. During the first quarter of 2013, we did not make any portfolio company investments.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$41,858,928	$42,427,125	64.01%	$41,858,928	$43,087,120	66.26%
Common Stock	12,273,466	11,240,000	16.96%	12,273,466	12,880,000	19.81%
Common Stock Warrants	1,199,860	2,364,167	3.57%	1,199,860	982,878	1.51%

Subtotal - Private Portfolio Companies	55,332,254	56,031,292	84.54%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	6,505,162	10,249,491	15.46%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$61,837,416	$66,280,783	100.00%	$61,837,416	$65,023,706	100.00%

The following table summarizes the composition of our portfolio company investments by industry classification at cost and value as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
Industry Classification	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Internet & Software	$34,328,850	$42,087,827	63.50%	$34,328,850	$37,833,875	58.19%
Cleantech	15,402,299	11,740,956	17.71%	15,402,299	14,019,831	21.56%
Technology	12,106,267	12,452,000	18.79%	12,106,267	13,170,000	20.25%

Total	$61,837,416	$66,280,783	100.00%	$61,837,416	$65,023,706	100.00%

Our common stock in LifeLock was subject to a lockup restriction that lapsed as of March 31, 2013. LifeLock priced its IPO at $9.00 per share on October 2, 2012, approximately seven months following our investment. In connection with LifeLock’s IPO, the shares of LifeLock’s Series E preferred stock we held automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.7x our investment cost. As of March 31, 2013, we owned 944,513 shares of LifeLock’s common stock at a cost basis of $5.29 per share and a fair value of $9.63 per share (based on LifeLock’s closing market price as of March 31, 2013), resulting in unrealized appreciation of $4.1 million as of March 31, 2013.

During the three months ended March 31, 2013, net unrealized appreciation on our investments increased by $1,257,077, or 39.5%, from net unrealized appreciation of $3,186,290 at December 31, 2012, to net unrealized appreciation of $4,443,367 at March 31, 2013. The increase in net unrealized appreciation for the three months ended March 31, 2013 is primarily attributed to write-ups in the valuations of the following investments held:

Portfolio Company	Write-Ups	Write-Ups Per Share[1]
LifeLock, Inc.	$2,184,658	$0.24
SilkRoad, Inc.	910,000	0.10
Glam Media, Inc.	430,000	0.05
Jumptap, Inc.	320,005	0.03
Metabolon, Inc.	180,000	0.02
TrueCar, Inc.	170,000	0.02
Xtime, Inc.	169,289	0.02
Kabam, Inc.	140,000	0.01
Suniva, Inc.	10,000	*
Tremor Video, Inc.	10,000	*

Total	$4,523,952	$0.49

*	Per share amounts less than $0.01.
[1]	Per share amounts based on weighted-average shares outstanding of 9,166,407 during the first quarter of 2013.

The write-ups for the three months ended March 31, 2013 were offset by write-downs in the valuations of the following investments held:

Portfolio Company	Write-Downs	Write-Downs Per Share[1]
Agilyx Corporation	$(1,300,000)	(0.14)
MBA Polymers, Inc.	(960,000)	(0.10)
Corsair Components, Inc.	(608,000)	(0.07)
Stoke, Inc.	(290,000)	(0.03)
Zoosk, Inc.	(80,000)	(0.01)
BrightSource Energy, Inc.	(20,000)	*
Solazyme, Inc.	(8,875)	*

Total	$(3,266,875)	$(0.35)

*	Per share amounts less than $0.01.
[1]	Per share amounts based on weighted-average shares outstanding of 9,166,407 during the first quarter of 2013.

During the three months ended March 31, 2013, there was no change in the fair value of our investments in Harvest Power or Livescribe.

As of March 31, 2013, we held investments in 16 private portfolio companies that either do not have a registration statement publicly on file with the SEC or have not publicly announced the submission of a registration for confidential review by the SEC. One of the provisions of the Jumpstart Our Business Start-ups Act (“JOBS Act”) (signed into law on April 5, 2012) allows issuers that qualify as “Emerging Growth Companies” to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing. Companies that submit a registration statement for confidential review by the SEC may elect to publicly announce that they have made such a confidential submission without disclosing the content of such submission.

For additional discussion of the increase in net unrealized appreciation on our portfolio company investments during the three months ended March 31, 2013, see “Results of Operations” below.

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

During the first and second quarter of 2012, we sold 65,000 shares of Solazyme’s common stock for an aggregate net sales price of $979,219, or an average price per share of $15.06. At March 31, 2013, we continued to own 147,927 shares of Solazyme’s common stock with an aggregate cost of $1,505,162, or an average cost of $10.18 per share, which weas valued at $1,153,831 based on Solazyme’s closing market price of $7.80 per share on March 31, 2013.

LifeLock, Inc. On March 14, 2012, we completed a $5,000,000 investment in the Series E convertible preferred stock and warrants of LifeLock, Inc. (“LifeLock”). Our investment in LifeLock was part of a $108 million Series E convertible preferred stock offering. Founded in 2005 and based in Tempe, Arizona, LifeLock offers consumer identity theft protection services. As part of the Series E preferred stock offering, LifeLock acquired ID Analytics, Inc., an enterprise identity risk management company.

On October 2, 2012, LifeLock priced its IPO at $9.00 per share. The shares of LifeLock’s common stock began trading on the New York Stock Exchange on October 3, 2012. In connection with LifeLock’s IPO, the Series E preferred stock we held automatically converted into 944,513 shares of LifeLock’s common stock, based on an adjusted conversion price of $5.29 per share. The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.7x our investment cost. The Series E preferred stock warrants were cancelled in connection with the IPO. The shares of LifeLock’s common stock we received upon conversion of the Series E preferred stock were subject to a 180-day lockup provision which expired as of March 31, 2013.

As part of our initial investment in LifeLock, the Series E convertible preferred stock was assigned a cost of $4,875,000, and the warrants were assigned a cost of $125,000 based on the fair value of the warrants as of the initial investment date. In connection with LifeLock’s IPO and the related warrant cancellation, our aggregate cost basis in the shares of LifeLock’s Series E preferred stock and the Series E preferred stock warrants of $5,000,000 was assigned to the 944,513 shares of common stock we received upon conversion of the Series E preferred stock at the time of the IPO. Accordingly, immediately following LifeLock’s IPO, we held 944,513 shares of LifeLock’s common stock with an aggregate cost of $5,000,000, or $5.29 per share. At March 31, 2013, our common stock investment in LifeLock was valued at $9,095,660, or $9.63 per share, based on LifeLock’s closing market price as of March 31, 2013.

See “Recent Developments” below for discussion of our dispositions of certain shares of LifeLock’s common stock subsequent to March 31, 2013.

Corsair Components, Inc. On July 6, 2011, we completed a $4,000,080 investment in the common stock and warrants of Corsair Components, Inc. (“Corsair”) as part of a private purchase transaction with certain founders and current and former management employees of Corsair (the “Sellers”), in which we were the lead investor. Corsair is a private company headquartered in Fremont, California and is a designer and supplier of high-performance components to the personal computer, or PC, gaming hardware market.

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

Pursuant to the common stock and warrant purchase agreement governing the private purchase transaction with the Sellers, and after giving effect to the 1-for-5 reverse stock split, we purchased 640,000 shares of Corsair common stock at price of $6.25 per share and warrants to purchase 160,000 shares of common stock at a price of $0.0005 per share. The warrants were negotiated as a structural protection and grant us the right to purchase from the Sellers up to 160,000 shares of Corsair common stock at an exercise price of $0.05 per share. The warrants expire on the earlier of: (i) the consummation of an IPO by Corsair at an offering price of at least $12.50 per share of common stock, (ii) upon a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of at least $12.50 per share, or (iii) July 6, 2016. These warrants would entitle us to a structurally protected appreciation multiple of 2x our overall Corsair investment cost at the time of the IPO based on the IPO or sale price, provided the IPO or sale price is $10.00 per share or greater.

The warrants are exercisable only upon: (i) Corsair completing an IPO of its common stock at an offering price of less than $12.50 per share, (ii) a sale of Corsair which results in holders of Corsair common stock receiving net sales proceeds of less than $12.50 per share, or (iii) if Corsair does not complete an IPO or sale prior to July 6, 2016, the warrants will be deemed to have been automatically exercised on such date. If the warrants become exercisable as a result of an IPO or sale of Corsair, the number of warrants will be proportionately decreased from 160,000 to the extent that the IPO price or net sale proceeds, as the case may be, exceeds $10.00 per share but is less than $12.50 per share, and the number of warrants will be reduced to zero if the IPO price or net sale proceeds, as the case may be, equals or exceeds $12.50 per share. Accordingly, if the warrants become exercisable as a result of an IPO or sale, we will be entitled to receive the full 160,000 warrants only if the IPO price or net sale proceeds, as the case may be, is $10.00 per share or less.

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

Our investment in Corsair common stock was assigned a cost of $3,411,080 and the warrants were assigned a cost of $589,000 based on the fair value of the warrants as of the initial investment. At March 31, 2013, based on a fair value determination made in good faith by our Board of Directors, (i) our common stock investment in Corsair was valued at $4,000,000, and (ii) our common stock warrants in Corsair were valued at $992,000. On a combined basis, our investment in Corsair’s common stock and warrants has an aggregate cost of $4,000,080 and an aggregate fair value, as of March 31, 2013, of $4,992,000.

BrightSource Energy, Inc. On February 28, 2011, we completed a $2,500,006 investment in the Series E convertible preferred stock of BrightSource Energy, Inc. (“BrightSource”), which was part of a $200 million Series E preferred stock offering. BrightSource, headquartered in Oakland, California, is a developer of utility scale solar thermal plants which generate solar energy for utility and industrial companies using its proprietary solar thermal tower technology.

On April 22, 2011, BrightSource filed a registration statement on Form S-1 for a $250 million IPO of its common stock. After filing a number of amendments to its registration statement, the last of which was filed on March 30, 2012, BrightSource withdrew its registration statement on April 12, 2012. On October 24, 2012, BrightSource completed an initial closing of its Series 1 convertible preferred stock financing, in which we invested $397,125 to acquire 26,475 shares of Series 1 preferred stock. Immediately prior to the Series 1 financing, all outstanding shares of preferred stock were automatically converted into common stock on a 1-for-1 basis, after giving effect to a 1-for-3 reverse stock split, which was effected in March 2012. As such, our 288,531 shares of Series E Preferred Stock on a pre-split basis were converted into 96,177 shares of common stock. Because we made our full pro-rata investment in the Series 1 financing, we also received: (i) 2,500,005 shares of Series 1A preferred stock, which have a liquidation preference of $1.00 per share but are subordinate to the most senior liquidation preference of the Series 1 preferred stock, and (ii) 36,795 shares of common stock to compensate existing preferred stock investors for the potential dilutive effect of BrightSource’s option pool increase. The Series 1A preferred shares are not convertible into common stock and would be canceled upon an IPO.

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

At March 31, 2013, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1 convertible preferred stock investment in BrightSource was valued at $397,125, (ii) our Series 1A preferred stock investment in BrightSource was valued at $600,000, and (iii) our common stock investment in BrightSource was valued at $1,640,000. On a combined basis, our investments in BrightSource’s Series 1 and 1A preferred stock and common stock have an aggregate cost of $2,897,131 and an aggregate fair value, as of March 31, 2013, of $2,637,125.

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

Subsequent to our initial investment in the Series C convertible preferred stock and warrants of Livescribe, we participated in follow-on investments in Livescribe’s Series C-1 and C-2 preferred stock financings. In November 2012, Livescribe closed on a convertible note financing. Because we did not participate in the convertible note financing: (i) the Series C, C-1 and C-2 preferred stock we held in Livescribe were automatically converted into common stock at an unfavorable rate (one share for each 2.5 conversion shares), and (ii) the Series C and C-1 preferred stock warrants we held in Livescribe were canceled. Concurrent with the convertible note financing, Livescribe completed a 1-for-100 reverse stock split. Our investment adviser’s decision not to invest in Livescribe’s convertible debt financing was based on our investment adviser’s belief that an IPO by Livescribe was not likely in the foreseeable future. Following the foregoing conversion and cancellation, our investment in Livescribe’s common stock does not represent an investment in Livescribe’s most senior equity securities since existing preferred stock investors that participated in the convertible note financing received a newly-issued series of preferred stock in exchange for the shares of preferred stock they previously held. Accordingly, although Livescribe continues to operate its business as of March 31, 2013, we believe that the common stock has no value as of March 31, 2013 since any value will be attributed to preferred securities.

In connection with the conversion of the Series C, C-1 and C-2 preferred stock we held in Livescribe and the cancellation of the Series C and C-1 preferred stock warrants we held in Livescribe, the aggregate cost basis of our preferred stock and preferred stock warrant investments of $606,187 was assigned to our 9,686 shares of common stock of Livescribe. At March 31, 2013, our common stock investment in Livescribe was valued at $0 based on a fair value determination made in good faith by our Board of Directors.

MBA Polymers, Inc. On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”). Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering. On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock. Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million. MBA Polymers is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles. MBA Polymers is currently in the process of relocating its corporate headquarters from Richmond, California to the United Kingdom. At March 31, 2013, our Series G convertible preferred stock investment in MBA Polymers was valued at $770,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On March 30, 2012, Harvest Power completed the $110 million initial closing of a Series C convertible preferred stock financing from new and existing investors. Harvest Power completed an additional tranche of the Series C round for $15 million in July 2012. As a result of the Series C round, our investment in Harvest Power’s Series B preferred stock does not represent an investment in Harvest Power’s most senior equity securities. Further, as part of the Series C convertible preferred stock financing, the preferred dividends on our Series B convertible preferred stock were changed from a cumulative to a non-cumulative dividend. At March 31, 2013, our Series B convertible preferred stock investment in Harvest Power was valued at $3,540,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At March 31, 2013, our Series D convertible preferred stock investment in Suniva was valued at $1,290,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At March 31, 2013, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1A convertible preferred stock investment in Xtime was valued at $3,240,000, (ii) our IPO Warrants in Xtime were valued at $1,350,000, and (iii) our warrants to acquire 22,581 shares of Xtime common stock were valued at $22,167. On a combined basis, our investment in Xtime’s Series 1A preferred stock, common stock warrants and the IPO Warrants have an aggregate cost of $3,000,000 and an aggregate fair value, as of March 31, 2013, of $4,612,167.

Metabolon, Inc. On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”). Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor. Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells. Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer. At March 31, 2013, our Series D convertible preferred stock investment in Metabolon was valued at $4,710,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc. On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”). Our investment in Kabam was part of an $86 million Series D preferred stock offering. Founded in 2006 and headquartered in Redwood City, California, Kabam is an Internet-based social gaming company that combines the immersion of massively multiplayer games with the connectivity and interaction of social games. At March 31, 2013, our Series D convertible preferred stock investment in Kabam was valued at $1,120,000 based upon a fair value determination made in good faith by our Board of Directors.

Tremor Video, Inc. On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”). Our investment in Tremor Video was part of a $37 million Series F preferred stock offering. Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to major brand advertisers and publishers of Web videos. At March 31, 2013, our Series F convertible preferred stock investment in Tremor Video was valued at $3,860,000 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc. On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”). Our investment in TrueCar was part of a $50 million common stock offering. Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment. Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle. At March 31, 2013, our common stock investment in TrueCar was valued at $2,850,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At March 31, 2013, our Series C convertible preferred stock investment in Agilyx was valued at $2,350,000 based upon a fair value determination made in good faith by our Board of Directors.

Zoosk, Inc. On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”). Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering. Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities. At March 31, 2013, our Series E convertible preferred stock investment in Zoosk was valued at $3,000,000 based upon a fair value determination made in good faith by our Board of Directors.

SilkRoad, Inc. On March 28, 2012, we made a $3,500,000 investment in the Series C convertible preferred stock of SilkRoad, Inc. (“SilkRoad”). On May 9, 2012, we made an additional investment of $1,500,000 in a second tranche of SilkRoad’s Series C convertible preferred stock financing. SilkRoad raised a total of $35 million in the Series C convertible preferred stock financing from new and existing investors in the initial and second tranches. On July 17, 2012, SilkRoad raised an additional $2.9 million in a third tranche of the Series C round at the same price and on the same terms as our investment. Founded in 2003 and headquartered in Chicago, Illinois, SilkRoad is a global provider of cloud-based social talent management software. At March 31, 2013, our Series C convertible preferred stock investment in SilkRoad was valued at $6,630,000 based upon a fair value determination made in good faith by our Board of Directors.

Glam Media, Inc. On May 25, 2012, we completed a $4,999,999 investment in the Series F convertible preferred stock of Glam Media, Inc. (“Glam Media”). Our investment in Glam Media was part of a $15 million Series F convertible preferred stock offering, in which we were the lead investor. Founded in 2004 and headquartered in Brisbane, California, Glam Media is an online media and social networking company focused on matching targeted audiences with targeted content through its properties in the lifestyle, entertainment, home, health and wellness, food and parenting categories. At March 31, 2013, our Series F convertible preferred stock investment in Glam Media was valued at $5,600,000 based upon a fair value determination made in good faith by our Board of Directors.

Stoke, Inc. On June 5, 2012, we completed a $3,500,000 investment in the common stock of Stoke, Inc. (“Stoke”). Our investment in Stoke was structured as a secondary purchase of shares of common stock from certain Stoke employees, and we were the sole investor. Our secondary purchase was facilitated by Stoke. Since Stoke has shares of preferred stock outstanding, our common stock investment in Stoke does not represent an investment in Stoke’s most senior equity securities. Founded in 2004 and headquartered in Santa Clara, California, Stoke is a systems designer and equipment manufacturer for mobile communications infrastructure networks. At March 31, 2013, our common stock investment in Stoke was valued at $2,750,000 based upon a fair value determination made in good faith by our Board of Directors.

Jumptap, Inc. On June 29, 2012, we completed a $4,999,995 investment in the Series G convertible preferred stock of Jumptap, Inc. (“Jumptap”). Our investment in Jumptap was part of a $27.5 million Series G convertible preferred stock offering, in which we were the lead investor. Founded in 2005 and headquartered in Cambridge, Massachusetts, Jumptap is a mobile advertising network and data platform that helps global brands to target, place and track advertising on mobile phones and tablets. At March 31, 2013, our Series G convertible preferred stock investment in Jumptap was valued at $5,320,000 based upon a fair value determination made in good faith by our Board of Directors.

See “Note 3. Investments” in the accompanying notes to our financial statements for additional information regarding our investments.

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

Set forth below are the results of operations for the three months ended March 31, 2013 and 2012.

Comparison of Three Months Ended March 31, 2013 and 2012

Investment Income. For the three months ended March 31, 2013 and 2012, we earned interest and dividend income from money market investments of $400 and $1,742, respectively, a decrease of $1,342 compared to the prior period. This decrease is due to increased investment activity resulting in lower levels of cash and cash equivalents. No other investment income was recorded during the three months ended March 31, 2013 and 2012.

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

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and after the expiration of a customary 180-day post-IPO lockup agreement. Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any. Because the equity securities of pre-IPO companies typically do not pay any current income, we may consider investments in qualified private and public companies that generate current yield in the form of interest income which can be used to offset some of our operating expenses. These investments typically will be in the form of debt instruments providing for the current payment of interest, which may be convertible into equity securities or have separate warrants exercisable for equity securities so that we have an opportunity to achieve long-term capital appreciation.

Operating Expenses. Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses as detailed below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. See “Investment Advisory and Administrative Services Agreement” below. We bear all other expenses of our operations and transactions, including, without limitation:

•	Costs of calculating our net asset value, including the cost of any third-party valuation services;

•	Costs of effecting sales and repurchases of shares of our common stock and other securities;

•	Fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	Costs related to organization and offerings;

•	Transfer agent and custodial fees;

•	Fees and expenses associated with marketing efforts;

•	Federal and state registration fees;

•	Any stock exchange listing fees;

•	Applicable federal, state and local taxes;

•	Independent directors’ fees and expenses;

•	Brokerage commissions;

•	Costs of proxy statements, stockholders’ reports and notices;

•	Public and investor relations expenses;

•	Fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	Direct costs such as printing, mailing, and long distance telephone;

•	Fees and expenses associated with independent audits and outside legal costs;

•	Costs associated with our reporting and compliance obligations under the 1940 Act, Sarbanes-Oxley Act, and applicable federal and state securities laws; and

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

Operating expenses for the three months ended March 31, 2013 and 2012 were $1,301,064 and $1,203,362, respectively, an increase of $97,702 compared to the prior period. A summary of the items comprising the increase in our operating expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is set forth in the table below.

	Three Months Ended
	March 31, 2013	March 31, 2012	Increase / (Decrease)
Operating Expenses
Base management fees	$366,549	$383,662	$(17,113)
Incentive fees	251,415	221,090	30,325
Administrative expenses allocated from investment adviser	174,247	164,027	10,220
Legal and professional fees	196,072	193,561	2,511
Directors fees	40,000	40,000	—
Stock transfer agent fees	19,322	8,105	11,217
Custody fees	1,500	250	1,250
Public and investor relations expenses	48,602	36,473	12,129
Printing and production expenses	55,203	26,734	28,469
Postage and fulfillment expenses	23,911	19,314	4,597
Stock issuance expenses	—	—	—
Travel and entertainment expenses	37,878	26,427	11,451
General and administrative expenses	86,365	83,719	2,646

Total Operating Expenses	$1,301,064	$1,203,362	$97,702

The decrease of $17,113 in base management fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was the result of a decrease in our gross assets on which the base management fee is calculated. The decrease in our gross assets was primarily the result of our operating expenses and purchases of our own stock under a stock repurchase plan, partially offset by the increase in net unrealized appreciation on our investments.

The increase of $30,325 in incentive fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was the result of an increase of $1,257,077 in net unrealized appreciation on our portfolio company investments during the three months ended March 31, 2013, compared to an increase of $972,518 in net unrealized appreciation and $132,930 of net realized capital gains on our portfolio company investments during three months ended March 31, 2012. See “Investment Advisory and Administrative Services Agreement” below.

The increase of $10,220 in administrative expenses allocated from our investment adviser for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $2,511 in legal and professional fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of increases in valuation services fees associated with the third party valuation review reports, tax compliance fees and other consulting fees, partially offset by decreases in audit, legal and Sarbanes-Oxley consulting fees.

The increase of $11,217 in stock transfer agent fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was the result of a negotiated fee reduction in three months ended March 31, 2012.

The increase of $1,250 in custody fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was the result of an increase in the monthly custody fees we are charged beginning in 2013.

The increases of: (i) $12,129 in public and investor relations fees, (ii) $28,469 in printing and production expenses, (iii) $4,597 in postage and fulfillment expenses, and (iv) $11,451 in travel and entertainment expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were primarily the result of: (i) increased printing and production volume and related mailing of investor and marketing materials, (ii) increased travel and travel-related expenses related to our participation in investor conferences and meetings, and (iii) increased costs associated with our 2013 annual meeting of stockholders.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began prior to the listing of our common stock on Nasdaq Capital Market in December 2011. We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets from time to time to raise additional capital to fund new portfolio company investments. We continue to take active steps to try to eliminate, over time, the current discount between our stock price and our net asset value. These steps include our stock repurchase plan as well as an investor relations program designed to increase awareness and visibility for our stock, which includes presenting the Company to the investment community at various investor conferences and holding one-on-one meetings with institutional investors. While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in the Company and an active trading market for our shares.

The increase of $2,646 in general and administrative expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily the result of increases in database and information services subscription expenses, website design and maintenance expenses and insurance expenses, partially offset by decreases in marketing and advertising expenses, regulatory fees, graphic design fees, seminars and conferences.

Our operating expenses (excluding base management fees, incentive fees, registration and offering-related costs, and stock issuance costs) for the three months ended March 31, 2013 and 2012 were $683,100 and $598,610, respectively, an increase of $84,490 compared to the prior period. This increase was primarily related to increases in allocated administrative expenses, stock transfer agent fees, public and investor relations expenses, printing and production expenses, postage and fulfillment expenses, and travel and entertainment expenses, as discussed above. Due to audit fees related to the annual audit of our financial statements and stockholder communications expenses related to our annual meeting of stockholders which are incurred in the first quarter, our first quarter operating expenses are typically higher compared to other quarters.

While we expect to continue our focus on investor relations programs designed to increase interest in the Company and an active trading market for our shares in an effort to eliminate the current discount between our stock price and our net asset value, we are carefully examining our operating expenses (excluding base management fees, incentive fees, registration and offering-related costs, and stock issuance costs) for potential reductions in light of our current capital base. We are currently projecting operating expenses (excluding base management fees, incentive fees, registration and offering-related costs, and stock issuance costs) for 2013 of about $2.0 million based on our current capital base. In the event we are able to increase our capital base, we expect that our operating expenses (excluding base management fees, incentive fees, registration and offering-related costs, and stock issuance costs) will increase at a rate of not more than 50% of the percentage increase in our capital base. Accordingly, based on our current level of assets and any proceeds we raise from future equity offerings, we would expect our annualized operating expense ratio to decline as we raise more capital since the rate of increase in total operating expenses (including base management fees) should be less than the rate of increase in our net assets as a result of an equity offering.

Net Investment Loss. Net investment losses for the three months ended March 31, 2013 and 2012 were $1,300,664 and $1,201,620, respectively. The increase of $99,044 in net investment loss for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is attributable to an increase in our operating expenses of $97,702 and a decrease in our interest and dividend income of $1,342.

Basic and diluted net investment loss per common share outstanding was $0.14 for the three months ended March 31, 2013 compared to basic and diluted net investment loss per common share outstanding of $0.13 for the three months ended March 31, 2012.

Net Realized Gains on Investments. For the three months ended March 31, 2013 and 2012, net realized gains on investments totaled $0 and $132,930, respectively. During the three months ended March 31, 2013, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no net realized gains during the three months ended March 31, 2013. During the three months ended March 31, 2012, we sold 20,000 shares of Solazyme’s common stock having an aggregate cost of $177,104 for an aggregate net sales price of $310,034, resulting in a realized gain of $132,930.

Net Increase in Unrealized Appreciation on Investments. For the three months ended March 31, 2013 and 2012, the net increase in unrealized appreciation on investments totaled $1,257,077 and $972,518, respectively.

The following table summarizes the cost and value of our portfolio company investments as of March 31, 2013 and December 31, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $1,257,077 for the three months ended March 31, 2013.

	March 31, 2013			December 31, 2012
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)
LifeLock, Inc.	$5,000,000	$9,095,660	$4,095,660	$5,000,000	$6,911,002	$1,911,002	$2,184,658
SilkRoad, Inc.	5,000,000	6,630,000	1,630,000	5,000,000	5,720,000	720,000	910,000
Xtime, Inc.	3,000,000	4,612,167	1,612,167	3,000,000	4,442,878	1,442,878	169,289
Harvest Power, Inc.	2,499,999	3,540,000	1,040,001	2,499,999	3,540,000	1,040,001	—
Corsair Components, Inc.	4,000,080	4,992,000	991,920	4,000,080	5,600,000	1,599,920	(608,000)
Metabolon, Inc.	4,000,000	4,710,000	710,000	4,000,000	4,530,000	530,000	180,000
Glam Media, Inc.	4,999,999	5,600,000	600,001	4,999,999	5,170,000	170,001	430,000
Jumptap, Inc.	4,999,995	5,320,000	320,005	4,999,995	4,999,995	—	320,005
Zoosk, Inc.	2,999,999	3,000,000	1	2,999,999	3,080,000	80,001	(80,000)
Tremor Video, Inc.	4,000,001	3,860,000	(140,001)	4,000,001	3,850,000	(150,001)	10,000
TrueCar, Inc.	2,999,996	2,850,000	(149,996)	2,999,996	2,680,000	(319,996)	170,000
Kabam, Inc.	1,328,860	1,120,000	(208,860)	1,328,860	980,000	(348,860)	140,000
BrightSource Energy, Inc.	2,897,131	2,637,125	(260,006)	2,897,131	2,657,125	(240,006)	(20,000)
Solazyme, Inc.	1,505,162	1,153,831	(351,331)	1,505,162	1,162,706	(342,456)	(8,875)
Livescribe, Inc.	606,187	—	(606,187)	606,187	—	(606,187)	—
Stoke, Inc.	3,500,000	2,750,000	(750,000)	3,500,000	3,040,000	(460,000)	(290,000)
Suniva, Inc.	2,500,007	1,290,000	(1,210,007)	2,500,007	1,280,000	(1,220,007)	10,000
MBA Polymers, Inc.	2,000,000	770,000	(1,230,000)	2,000,000	1,730,000	(270,000)	(960,000)
Agilyx Corporation	4,000,000	2,350,000	(1,650,000)	4,000,000	3,650,000	(350,000)	(1,300,000)

Total	$61,837,416	$66,280,783	$4,443,367	$61,837,416	$65,023,706	$3,186,290	$1,257,077

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in Solazyme and LifeLock during the three months ended March 31, 2013 reflects the change in market prices for these portfolio companies. We will continue to be subject to market fluctuations in the price of LifeLock and our remaining investment in Solazyme.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended March 31, 2013 is based upon the fair value determinations made in good faith by our Board of Directors. The appreciation or depreciation of specific portfolio company investments can be attributed a variety of reasons, including without limitation the following:

•

A change in the portfolio company’s financial condition or operating performance compared to projections, and any significant changes to the portfolio company’s most recent projections relative to previous projections.

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

•

A change in the market multiples of the selected comparable public companies or comparable transactions used to value a portfolio company using a market approach and exit multiple in a discounted cash flow method, or income approach, a change in the discount rate used to value a portfolio company using a discounted cash flow method, or income approach, or a change in the valuation metrics such as revenue, EBITDA or net income used in the market and income approaches.

•	A change in the weightings among the values obtained under the market or income approaches used to determine the marketable equity value of a portfolio company.

•	A subsequent financing affecting the rights, preferences and limitations of our equity securities.

•

The use of a cost, or liquidation, approach to value our equity securities in a portfolio company, where recent performance or the uncertainty of obtaining additional financing may indicate the portfolio company’s inability to continue as a going concern.

•	A change in the weightings among the precedent transaction and various exit scenarios such as IPO, sale, or liquidation in deriving the value of our equity securities in a portfolio company.

•

A change in the discount for lack of marketability applied to the marketable value of our equity securities under the IPO and sale exits due to a significant change in the time frame in which the portfolio company expects to pursue or complete an IPO or sale.

The following table summarizes the cost and value of our portfolio company investments as of March 31, 2012 and December 31, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $972,518 for the three months ended March 31, 2012.

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

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended March 31, 2012 is based upon the fair value determinations made in good faith by our Board of Directors. The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

Net Decrease in Net Assets Resulting From Operations and Per Share Information. The net decrease in our net assets resulting from operations for the three months ended March 31, 2013 was $43,587, which included $1,257,077 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the three months ended March 31, 2012 of $96,172, which included $132,930 in net realized gains and $972,518 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was less than $0.01 for the three months ended March 31, 2013, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.01 per common share for the three months ended March 31, 2012.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $7,592,061, compared to cash and cash equivalents of $8,934,036 as of December 31, 2012. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. The investment income we generate from these money market funds is not expected to be significant. Cash needed to fund our near-term operating expenses is held in a bank depository account.

As of March 31, 2013, we were fully invested based on our currently available funds. It is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses, although the amount we actually retain may vary depending on our operating expenses and the timing of our expected purchases and sales of portfolio company investments. We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base. Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

As of March 31, 2013, we had no indebtedness and total accounts payable and accrued expenses of $1,178,755, including amounts owed to our investment adviser. As of March 31, 2013, amounts owed to our investment adviser consisted of $126,085 of base management fees, $56,696 of administrative expenses, and $945,114 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments as of March 31, 2013. However, pursuant to the Investment Advisory and Administrative Services Agreement, as of March 31, 2013, our investment adviser would not be entitled to payment of an incentive fee until after we have achieved cumulative net realized gains on our investments in excess of $6.6 million, which represents the sum of each position that had an unrealized depreciation on investment as of March 31, 2013. As of March 31, 2013, we have only $282,203 of cumulative net realized gains, resulting from the sale of entire position in NeoPhotonics and a partial sale of our position in Solazyme. See “Investment Advisory and Administrative Services Agreement” below.

As of December 31, 2012, we had no indebtedness and total accounts payable and accrued expenses of $972,137, including amounts owed to our investment adviser. As of December 31, 2012, amounts owed to our investment adviser consisted of $128,746 of base management fees, $51,396 of administrative expenses, and $693,699 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments as of December 31, 2012.

Because the portfolio company securities that we have acquired are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on the business judgment of our investment adviser. If we are successful in disposing of a portfolio company investment, we intend to reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realize being distributed to our stockholders consistent with our distribution policy. See “Sources of Return and Distributions” above.

We intend to access the capital markets from time to time in the future to raise cash to fund additional investments. We may file a registration statement with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, rights offerings, senior and unsecured notes offerings, negotiated transactions, block trades, best efforts or a combination of these methods. We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective. If we are not able to access the capital markets to raise cash to fund additional investments, we may not be able to grow our business and fully execute our business strategy and could decrease our investment income, if any, and cause our net asset value to deteriorate.

We do not currently intend to borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies, but we have the discretion to do so.

Except for a rights offering, we are also generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without stockholder approval. As of March 31, 2013, our net asset value was $8.00 per share and our closing market price was $6.46 per share. We currently have approval to issue or sell up to 50% of our outstanding shares of common stock at a price below our net asset value per share, however, our Board of Directors has also adopted a policy which prohibits us from selling or issuing shares of our common stock at an offering price per share which represents a discount to the then current net asset value per share of more than 15%. This authorization will expire on the earlier of June 1, 2013 or the date of our 2013 annual meeting of stockholders, which is currently scheduled for May 17, 2013. Sales of our common stock at a price below our net asset value per share will dilute the interests of existing stockholders, have the effect of reducing our net asset value per share, and may reduce our market price per share.

On March 15, 2012, we filed a registration statement on Form N-2 for an equity offering of our common stock. On November 9, 2012 we filed our third, and most recent, amendment to the registration statement. Through March 31, 2013, we incurred $297,147 in offering expenses associated with this equity offering, including the preparation of the registration statement filed in connection therewith. Such costs have been capitalized and will be either charged to equity upon the conclusion of the equity offering, or expensed if we do not complete the equity offering. If our stock price to net asset value gap closes before our 2013 annual meeting, we may be in a position to market our follow-on offering based on our current stockholder authority to sell shares below net asset value, subject to the 15% discount maximum set by our Board. However, if we are unable to complete a follow-on offering by our annual meeting date, we will assess our capital markets alternatives including replacing our current registration for an underwritten offering with a shelf registration statement at some point in the future. There can be no assurance that we will be able to raise additional capital for investment purposes or, if we are able to do so, on terms favorable to us.

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013. On April 25, 2013, our Board of Directors further extended the stock repurchase program until November 8, 2013. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three months ended March 31, 2013, we repurchased 42,563 shares of our common stock at an average price of $6.51 per share, including commissions, with a total cost of $276,933. Our net asset value per share increased by less than $0.01 per share as a result of the share repurchases during the three months ended March 31, 2013. The weighted average discount to net asset value per share of the shares repurchased during the three months ended March 31, 2013 was 19%. Details of the monthly share repurchases under our stock repurchase program during the three months ended March 31, 2013 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 2013	—	$—	$—	—	$—	$4,235,821
February 2013	1,400	8,869	6.34	1,400	8,869	4,226,952
March 2013	41,163	268,064	6.51	41,163	268,064	3,958,888
Total - 2013	42,563	$276,933	$6.51	42,563	$276,933	$3,958,888

(1)

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013. On April 25, 2013, our Board of Directors further extended our stock repurchase program until November 8, 2013.

Since the inception of our stock repurchase program in May 2012, we have repurchased a total of 151,559 shares of our common stock at an average price of $6.87 per share, including commissions, with a total cost of $1,041,112. The weighted average discount to net asset value per share of the shares repurchased since inception through March 31, 2013 was 15%.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. We recorded Base Fees of $366,549 and $383,662 for the three months ended March 31, 2013 and 2012, respectively.

The incentive fee is payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees.

Mathematically, the formula for computing the annual incentive fee can be written as:

For purposes of determining the incentive fee to be paid, realized capital gains, realized capital losses and unrealized capital depreciation are each determined without regard to the holding period for our investments and include both long-term (held more than 12 months) and short-term holdings.

During the three months ended March 31, 2013, we recorded incentive fee expense of $251,415 resulting from an increase in net unrealized appreciation on our portfolio company investments of $1,257,077 during such period. During the three months ended March 31, 2012, we recorded incentive fee expense of $221,090 resulting from: (i) an increase in net unrealized appreciation on our portfolio company investments of $972,518 during such period, and (ii) an increase in our cumulative net realized capital gains of $132,930 during such period. As of March 31, 2013, accrued incentive fees payable to the investment adviser were $945,114. However, as of March 31, 2013, pursuant to the Investment Advisory and Administrative Services Agreement, our investment adviser would not be entitled to payment of an incentive fee until after we have achieved cumulative net realized gains on our investments in excess of $6.6 million, which represents the sum of each position that had an unrealized depreciation on investment as of March 31, 2013 (and which excludes any position for which there was an unrealized appreciation on investment as of March 31, 2013). As of March 31, 2013, we have only $282,203 of cumulative net realized gains, resulting from the sale of entire position in NeoPhotonics and a partial sale of our position in Solazyme.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff. Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period. In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and Keating Investments, respectively. Allocated administrative expenses are payable to the investment adviser monthly in arrears. We recorded allocated administrative expenses of $174,247 and $164,027 for the three months ended March 31, 2013 and 2012, respectively.

An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by our Board of Directors on April 17, 2009, and by our stockholders on May 14, 2009. On April 25, 2013, our Board of Directors (including the non-interested directors) renewed the current Investment Advisory and Administrative Services Agreement for an additional year. The current Investment Advisory and Administrative Services Agreement will remain in effect from year-to-year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

As of March 31, 2013, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

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

Valuation of portfolio company investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors. Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of March 31, 2013 and December 31, 2012, 75.4% and 85.9%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

We make investments in later stage, typically venture capital-backed, private, pre-IPO companies. Given the nature of investing in the securities of private companies, our investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and until such time as these securities are no longer subject to any post-IPO lockup restrictions. As such, we value all of our investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act.

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

As of March 31, 2013, all of our investments in portfolio companies were determined to be Level 3 assets, except for (i) our investment in the common stock of Solazyme, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision in November 2011, and (ii) our investment in the common stock of LifeLock, which was determined to be a Level 1 asset following the expiration of a 180-day lockup provision as of March 31, 2013.

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

•

The Chairman of our Valuation Committee, in consultation with management, will determine each calendar quarter which investments, if any, in our portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm. The selection of a private portfolio company for periodic valuation review will be made in view of all facts and circumstances, however, there is no requirement that a particular portfolio company have its valuation reviewed by a third-party valuation firm in any specified time interval.

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

In determining the fair value of a portfolio company for which market quotations are not readily available, our valuation analysis typically includes the following:

•

First, we generally derive a marketable equity value for the portfolio company based on our weighting of: (i) the value derived using market multiples of selected comparable public companies or comparable transactions under the market approach, and/or (ii) the value determined by applying a discount rate to the portfolio company’s future cash flows and terminal exit values under the discounted cash flow, or income, approach. As part of this analysis, we use certain valuation metrics such as revenue, EBITDA or net income to derive a marketable equity value under the market and income approaches. Since our pre-IPO portfolio companies tend to be higher growth companies without significant current or projected EBITDA or net income, most of our private companies are valued based on current and future revenue.

•

Second, after deriving appropriate values using the market approach and/or income approaches, we consider the appropriate weightings, if any, that should be applied to each of these derived values to derive a marketable equity value for the portfolio company.

•

Third, after deriving a marketable equity value of the portfolio company, we then value the equity securities we hold in the portfolio company based on the precedent transaction value, if applicable, and certain exit scenarios such as an IPO, sale or liquidation. In assessing whether the precedent transaction continues to represent the best indicator, or an indicator, of fair value at valuation dates subsequent to the date of the precedent transaction, we typically will consider the recency of the precedent transaction, along with any significant changes in the portfolio company’s business performance and financial condition and other significant events or conditions occurring subsequent to the date of the precedent transaction. The value of our equity interests under the IPO and sale scenarios is derived using the concluded marketable equity value of the portfolio company. We will also use a cost, or liquidation, approach to value our equity securities in a portfolio company where recent performance or the uncertainty of obtaining additional financing may indicate the portfolio company’s inability to continue as a going concern. In determining the value of our equity securities in a portfolio company, we consider the rights, preferences and limitations of such securities we hold, including whether the securities have any structural protections as discussed above.

•

Fourth, to the extent the value of our equity securities in a portfolio company is derived based on an IPO or sale event, we will generally apply a discount for lack of marketability (“DLOM”) to the marketable value of our equity securities based on the time frame in which the portfolio company expects to pursue or complete an IPO or sale. After applying a DLOM, the resultant IPO and sale values are valued on a non-marketable basis.

•

Lastly, we consider the appropriate weightings, if any, that should be applied to each of these derived non-marketable values (IPO, sale, liquidation, or precedent transaction value) to derive the fair value of our private equity securities on a non-marketable basis.

In cases where a portfolio company completes a subsequent financing with different rights and/or preferences than the equity securities we hold, or where we own common stock in a portfolio company with preferred stock outstanding, we may also consider using option pricing models, including a backsolve approach, to derive the precedent transaction value or marketable equity value, as the case may be.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

See “Note 2. Basis of Presentation; Summary of Significant Accounting Policies – Valuation of Investments” in the accompanying notes to our financial statements for additional information regarding quantitative information about our Level 3 fair value measurements as of March 31, 2013.

We currently have engaged third-party valuation firms to conduct periodic valuation reviews of certain of our portfolio investments that are not publicly traded. The selection of private portfolio companies for periodic valuation reviews is made in accordance with our valuation policy.

Federal Income Taxes. From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We satisfied the RIC requirements for our 2012 taxable year, and we intend to operate so as to qualify as a RIC in 2013, and, as such, we have made no provision for income taxes as of March 31, 2013 and December 31, 2012. However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

•

Derive in each taxable year at least 90% of our gross income from (i) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and (ii) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

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

Since we did not generate investment company taxable income in 2012, we were not required to make any distributions to satisfy the Annual Distribution Requirement. Further, because we distributed our net realized capital gains for the year ended December 31, 2012, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, we did not make any provision for federal income or excise taxes as of December 31, 2012.

Distributions, or deemed distributions, of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, regardless of the U.S. stockholder’s holding period for his or its shares. In general, non-corporate U.S. stockholders are subject to a maximum federal income tax rate of 20% on their long-term capital gains. In addition, for taxable years beginning after December 31, 2012, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) are generally subject to an additional 3.8% tax on their net capital gains. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income.

As a RIC, we are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending December 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains which we designate as “undistributed capital gain” or a deemed distribution). We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to avoid the payment of this excise tax. We elected to calculate excise taxes related to any net capital gains on a calendar year basis on our 2012 tax return.

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

Recent Developments

From April 1, 2013 through April 25, 2013, we have sold 700,000 shares of LifeLock’s common stock at an average net selling price of $9.19 per share for total net proceeds of $6,435,542, resulting in realized gains of $2,729,929. This represents a disposition of about 74% of our LifeLock position at a return multiple of 1.74x our investment cost over a holding period of slightly more than one year. Based on 9,132,222 shares of our common stock outstanding as of March 31, 2013, these LifeLock realized gains represent approximately $0.30 per share. Our Board currently intends to declare a distribution of at least 90% of our LifeLock realized gains, subject to any gains or losses realized on other portfolio company investments. At our next quarterly Board meeting scheduled for July 25, 2013, we expect that our Board will take further action concerning the distribution of our LifeLock realized gains following the disposition of our entire LifeLock position. Based on the $6.6 million of unrealized depreciation on our written-down investments as of March 31, 2013, our investment adviser is not expected to be paid an incentive fee based on our LifeLock gains. In fact, as of March 31, 2013, our investment adviser would only be paid an incentive fee once our cumulative realized gains exceed this $6.6 million of unrealized depreciation threshold, and then only on the increment of realized gains in excess of this threshold.

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

As of March 31, 2013, we believe all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act, with the exception of 100,000 shares of Solazyme, Inc. common stock acquired in open market transactions with a cost and value of $1,080,759 and $780,000, respectively, which represent approximately 1.5% and 1.1% of total assets, respectively.

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

Related Party Agreements and Transactions

We have a number of business relationships with affiliated or related parties. We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments. Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the Managing Member, the principal owner and an executive officer of Keating Investments. Kyle L. Rogers, our Chief Investment Officer, and Frederic M. Schweiger, our Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Treasurer, Secretary and a director, are also each an executive officer and member of Keating Investments. We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive, royalty-free license to use the name “Keating Capital.”

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

As a business development company, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by Keating Investments, or any of its affiliates has an investment. We may also be limited in our ability to co-

invest in a portfolio company with Keating Investments or one or more of its affiliates. Subject to obtaining exemptive relief from the SEC, we also may co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder.

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

We maintain a directors and officers liability insurance policy covering our directors and officers, insuring us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insuring us for certain securities claims. We also maintain an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering our directors and officers. The coverages under these polices in certain cases extend to the officers, managers and employees of our investment adviser, and to our investment adviser’s Investment Committee. On November 4, 2011, we entered into a joint liability insurance agreement with our investment adviser, which was approved by our non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between us and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits. For the directors and officers liability insurance policy covering the policy years ending August 28, 2012 and August 28, 2013, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to our investment adviser. The joint liability insurance agreement specifies that none of the premium under the excess coverage policy is allocated to our investment adviser.

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

Valuation Risk. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available, and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. (See Note 2, Valuation of Investments, included in “Item 1. Financial Statements”)

Because there is initially no public market for the equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the value that would be placed on the portfolio if a ready market for the equity securities existed. Changes in valuation of these equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.” Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk. As of March 31, 2013, we had cash and cash equivalents of $7,592,061. We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. Cash needed to fund our near-term operating expenses is held in a bank depository account. Based on the investment of cash on hand in these money market funds, pending subsequent investment in portfolio companies in accordance with our investment objective or payment of our operating expenses, we have market risk exposure relating to fluctuations in interest rates. During March 2013, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of March 31, 2013, a one percentage point change in the underlying dividend rate payable on our money market funds as of March 31, 2013 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

We have not engaged in any hedging activities since our inception and we currently do not expect to engage in any hedging activities with respect to the market risks to which we are exposed. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Item 4.	Controls and Procedures

As of March 31, 2013 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material changes during the three months ended March 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2013. Details of the monthly share repurchases under our stock repurchase program during the three months ended March 31, 2013 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 2013	—	$—	$—	—	$—	$4,235,821
February 2013	1,400	8,869	6.34	1,400	8,869	4,226,952
March 2013	41,163	268,064	6.51	41,163	268,064	3,958,888
Total - 2013	42,563	$276,933	$6.51	42,563	$276,933	$3,958,888

(1)

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013. On April 25, 2013, our Board of Directors further extended our stock repurchase program until November 8, 2013.

Since the inception of our stock repurchase program in May 2012, we have repurchased 151,559 shares of our common stock at an average price of $6.87 per share, including commissions, for a total cost of $1,041,112.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)

3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)

3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)

3.6	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2011)

3.7	Amendment to Amended and Restated Dividend Reinvestment Plan dated November 5, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)

10.1	Form of Amended and Restated Investment Advisory and Administrative Services Agreement (Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 1, 2009)

10.2	License Agreement between the Company and Keating Investments, LLC (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on June 5, 2009)

10.4	Custody Agreement between the Company and Steele Street Bank & Trust (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.5	First Amendment to Custody Agreement between the Company and Steele Street Bank & Trust dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2013	KEATING CAPITAL, INC.

	By:	/S/ TIMOTHY J. KEATING
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ FREDERIC M. SCHWEIGER
Frederic M. Schweiger Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)