Form 10-Q
period 2013-06-30
KEATING CAPITAL INC
filed 2013-07-29
CIK 1444706

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 26, 2013 was 8,972,226.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	June 30,
	2013	December 31,
	(Unaudited)	2012

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $43,332,173 and $47,332,174, respectively)	$43,010,000	$46,819,998
Publicly-traded portfolio companies
(Cost: $4,000,001 and $6,505,162, respectively)	4,859,984	8,073,708
Affiliate investments:
Private portfolio companies
(Cost: $4,000,000 and $8,000,080, respectively)	4,840,000	10,130,000
Total investments in portfolio company securities at fair value	52,709,984	65,023,706
(Cost: $51,332,174 and $61,837,416, respectively)

Cash and cash equivalents	18,548,347	8,934,036
Prepaid expenses and other assets	58,043	104,429
Deferred offering costs	-	322,906

Total assets	$71,316,374	$74,385,077

Liabilities
Base management fees payable to investment adviser	$120,895	$128,746
Accrued incentive fees payable to investment adviser	1,212,038	693,699
Administrative expenses payable to investment adviser	52,933	51,396
Accounts payable	20,364	90,139
Accrued expenses and other liabilities	1,343	8,157

Total liabilities	1,407,573	972,137

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,283,781 and 9,283,781 shares issued, respectively	$9,284	$9,284
Additional paid-in capital	71,675,244	71,675,244
Treasury stock, at cost, 311,555 and 108,996 shares held, respectively	(2,069,741)	(764,179)
Accumulated net investment loss	(3,319,829)	(693,699)
Accumulated undistributed net realized gain on investments	2,236,033	-
Net unrealized appreciation on investments	1,377,810	3,186,290

Total net assets	$69,908,801	$73,412,940

Total liabilities and net assets	$71,316,374	$74,385,077

Net asset value per share (on 8,972,226 and 9,174,785 shares outstanding, respectively)	$7.79	$8.00

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Investment income
Interest and dividend income	$844	$1,098	$1,244	$2,840

Total investment income	844	1,098	1,244	2,840

Operating expenses
Base management fees	368,882	384,404	735,431	768,066
Incentive fees	266,924	(9,709)	518,339	211,381
Administrative expenses allocated from investment adviser	162,517	155,246	336,764	319,273
Legal and professional fees	289,485	97,811	485,557	291,372
Directors fees	40,000	40,000	80,000	80,000
Stock transfer agent fees	12,735	21,061	32,057	29,166
Custody fees	1,500	250	3,000	500
Public and investor relations expenses	2,156	53,738	50,758	90,211
Printing and production expenses	7,523	27,954	62,726	54,688
Postage and fulfillment expenses	8,060	35,926	31,971	55,240
Travel expenses	20,552	18,194	58,430	44,621
General and administrative expenses	145,976	84,891	232,341	168,610

Total operating expenses	1,326,310	909,766	2,627,374	2,113,128

Net investment loss	(1,325,466)	(908,668)	(2,626,130)	(2,110,288)

Net realized gain on investments
Non-control/non-affiliate investments	3,724,861	270,701	3,724,861	403,631
Affiliate investments	675,317	-	675,317	-

Total net realized gain on investments	4,400,178	270,701	4,400,178	403,631

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	(2,203,637)	(309,247)	(518,560)	663,271
Affiliate investments	(861,920)	(10,000)	(1,289,920)	(10,000)

Total net change in unrealized appreciation (depreciation) on investments	(3,065,557)	(319,247)	(1,808,480)	653,271

Net increase (decrease) in net assets resulting from operations	$9,155	$(957,214)	$(34,432)	$(1,053,386)

Net investment loss per common share outstanding (basic and diluted)	$(0.15)	$(0.10)	$(0.29)	$(0.23)

Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	*	$(0.10)	*	$(0.11)

Weighted average common shares outstanding (basic and diluted)	9,086,011	9,275,904	9,125,987	9,279,843

* Per share amounts less than $0.01.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

						Accumulated
					Accumulated	Undistributed	Unrealized
				Treasury	Net	Net Realized	Appreciation
	Common Stock		Additional	Stock	Investment	Gain on	on	Net
For the Six Months Ended June 30, 2013 and 2012:	Shares (1)	Par Value	Paid-in Capital	At Cost	Income (Loss)	Investments	Investments	Assets

Balance at December 31, 2011 (2)	9,283,781	$9,284	$75,302,711	$-	$(268,180)	$-	$1,340,900	$76,384,715

Net (decrease) increase in net assets from operations	-	-	-	-	(2,110,288)	403,631	653,271	(1,053,386)
Repurchase of common stock (38,988 shares)	-	-	-	(277,198)	-	-	-	(277,198)

Balance at June 30, 2012	9,283,781	$9,284	$75,302,711	$(277,198)	$(2,378,468)	$403,631	$1,994,171	$75,054,131

Balance at December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$-	$3,186,290	$73,412,940

Net (decrease) increase in net assets from operations	-	-	-	-	(2,626,130)	4,400,178	(1,808,480)	(34,432)
Distributions to stockholders from net realized gains	-	-	-	-	-	(2,164,145)	-	(2,164,145)
Repurchase of common stock (202,559 shares)	-	-	-	(1,305,562)	-	-	-	(1,305,562)

Balance at June 30, 2013	9,283,781	$9,284	$71,675,244	$(2,069,741)	$(3,319,829)	$2,236,033	$1,377,810	$69,908,801

(1)				Represents common shares issued.
(2)				Net assets at December 31, 2012, and 2011 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(34,432)	$(1,053,386)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain on investments	(4,400,178)	(403,631)
Net change in unrealized appreciation (depreciation) on investments	1,808,480	(653,271)
Deferred offering costs charged-off	287,358	-
Changes in operating assets and liabilities:
Increase in receivable for investments sold	-	(350,192)
Decrease in prepaid expenses and other assets	56,175	23,389
Decrease in base management fees payable to investment adviser	(7,851)	(4,338)
Increase in accrued incentive fees payable to investment adviser	518,339	211,381
Increase in administrative expenses payable to investment adviser	1,537	1,266
Increase (decrease) in accounts payable	(44,016)	212,875
Increase (decrease) in accrued expenses and other liabilities	(6,814)	7,133

Net cash used in operating activities	(1,821,402)	(2,008,774)

Cash flows from investing activities
Investments in portfolio companies	-	(27,064,364)
Net proceeds from sales of portfolio company investments	14,905,420	979,219

Net cash used in investing activities	14,905,420	(26,085,145)

Cash flows from financing activities
Additions to deferred stock offering costs	-	(241,515)
Repurchase of common stock	(1,305,562)	(277,198)
Stockholder distributions from net realized gains	(2,164,145)	-

Net cash (used in) provided by financing activities	(3,469,707)	(518,713)

Net (decrease) increase in cash and cash equivalents	9,614,311	(28,612,632)

Cash and cash equivalents, beginning of period	8,934,036	39,606,512

Cash and cash equivalents, end of period	$18,548,347	$10,993,880

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
June 30, 2013
(Unaudited)

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets

Non-Control/Non-Affiliate Investments (5)

Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Common Stock	9,686	$606,187	$-	0.00%

MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,340,000	1.92%

BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Common Stock	132,972	1,756,203	830,000	1.19%
		Series 1A Preferred Stock	2,500,005	743,803	410,000	0.59%
		Series 1 Convertible Preferred Stock	26,475	397,125	250,000	0.36%

Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,370,000	4.82%

Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	198	2,500,007	1,410,000	2.02%

Xtime, Inc.	Internet & Software - Software as a Service	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	3,730,000	5.33%
		Common Stock Warrants	n/a	610,860	1,350,000	1.93%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	-	20,000	0.03%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,420,000	2.03%

TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	3,510,000	5.02%

Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	2,490,000	3.56%

Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	3,510,000	5.02%

SilkRoad, Inc.	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	17,711,654	5,000,000	6,680,000	9.55%

Glam Media, Inc.	Internet & Software - Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,430,000	7.77%

Stoke, Inc.	Technology - Communications Equipment	Common Stock	1,000,000	3,500,000	1,880,000	2.69%

Jumptap, Inc.	Internet & Software - Mobile Advertising	Series G Convertible Preferred Stock	695,023	4,999,995	5,380,000	7.70%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$43,332,173	$43,010,000	$61.53%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
June 30, 2013
(Unaudited)

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets

Publicly Traded Portfolio Companies:
Tremor Video, Inc.	Internet & Software - Online Video Advertising	Common Stock	599,998	4,000,001	4,859,984	6.95%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$4,000,001	$4,859,984	6.95%

Affiliate Investments (5)

Private Portfolio Companies:
Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,840,000	6.92%

Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$4,840,000	6.92%

Total - Investments in Portfolio Company Securities (6)				$51,332,174	$52,709,984	75.40%

						% of
Reconciliation to Net Assets					Amount	Net Assets

Investments in portfolio company securities at fair value					$52,709,984	$75.40%
Cash and cash equivalents (includes investments in money market funds consisting of 18,280,339 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX)					18,548,347	26.53%
with a value of $1 per share, or $18,280,339)

Prepaid expenses and other assets					58,043	0.08%

Less: Total Liabilities					(1,407,573)	(2.01%)

Net Assets					$69,908,801	100.00%

*	Percentages less than 0.01%

(1)
The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech. The further description generally identifies the types of products or services provided by each portfolio company.

(2)
Convertible preferred, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by SilkRoad's board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by Jumptap's board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $8,271,135, $6,893,325 and $1,377,810, respectively. The tax cost of investments is $51,332,174.

(4)
All investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of June 30, 2013. See Valuation of Investments under Note 2 of the Notes to Financial Statements.

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

(6)					All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of June 30, 2013.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2012
(Unaudited)

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets

Non-Control/Non-Affiliate Investments (5)

Private Portfolio Companies:
Livescribe, Inc.	Technology - Consumer Electronics	Common Stock	9,686	$606,187	$-	0.00%

MBA Polymers, Inc.	Cleantech - Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,730,000	2.36%

BrightSource Energy, Inc.	Cleantech - Solar Thermal Energy	Common Stock	132,972	1,756,203	1,630,000	2.22%
		Series 1A Preferred Stock	2,500,005	743,803	630,000	0.86%
		Series 1 Convertible Preferred Stock	26,475	397,125	397,125	0.54%

Harvest Power, Inc.	Cleantech - Waste Management	Series B Convertible Preferred Stock	580,496	2,499,999	3,540,000	4.82%

Suniva, Inc.	Cleantech - Solar Photovoltaic Cells	Series D Convertible Preferred Stock	198	2,500,007	1,280,000	1.74%

Xtime, Inc.	Internet & Software - Software as a Service	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	3,530,000	4.81%
		Common Stock Warrants	n/a	610,860	900,000	1.23%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	-	12,878	0.02%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	Internet & Software - Online Multiplayer Games	Series D Convertible Preferred Stock	1,046,017	1,328,860	980,000	1.33%

Tremor Video, Inc.	Internet & Software - Online Video Advertising	Series F Convertible Preferred Stock	642,994	4,000,001	3,850,000	5.25%

TrueCar, Inc.	Internet & Software - Consumer Website	Common Stock	566,037	2,999,996	2,680,000	3.65%

Agilyx Corporation	Cleantech - Renewable Oils	Series C Convertible Preferred Stock	1,092,956	4,000,000	3,650,000	4.97%

Zoosk, Inc.	Internet & Software - Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	3,080,000	4.20%

SilkRoad, Inc.	Internet & Software - Software as a Service	Series C Convertible Preferred Stock	17,711,654	5,000,000	5,720,000	7.79%

Glam Media, Inc.	Internet & Software - Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,170,000	7.04%

Stoke, Inc.	Technology - Communications Equipment	Common Stock	1,000,000	3,500,000	3,040,000	4.14%

Jumptap, Inc.	Internet & Software - Mobile Advertising	Series G Convertible Preferred Stock	695,023	4,999,995	4,999,995	6.81%

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$47,332,174	$46,819,998	63.78%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2012
(Unaudited)

						Value
			Shares /			as % of
Portfolio Company	Industry / Description (1)	Type of Investment (2)	Warrants	Cost (3)	Value (4)	Net Assets

Publicly Traded Portfolio Companies:
Solazyme, Inc.	Cleantech - Renewable Oils and Bioproducts	Common Stock	147,927	1,505,162	1,162,706	1.58%

LifeLock, Inc.	Internet & Software - Identity Theft Protection	Common Stock	944,513	5,000,000	6,911,002	9.41%

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$6,505,162	$8,073,708	$10.99%

Affiliate Investments (5)

Private Portfolio Companies:
Corsair Components, Inc.	Technology - PC Gaming Hardware	Common Stock	640,000	3,411,080	5,530,000	7.53%
		Common Stock Warrants	160,000	589,000	70,000	0.10%
		Exercise price $0.05 per share; expire 7/6/2016
		Subject to restrictions on exercisability

Metabolon, Inc.	Technology - Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,530,000	6.17%

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$10,130,000	13.80%

Total - Investments in Portfolio Company Securities (6)				$$61,837,416	$65,023,706	88.57%

						% of
Reconciliation to Net Assets					Amount	Net Assets

Investments in portfolio company securities at fair value					$65,023,706	88.57%
Cash and cash equivalents (includes investments in money market funds consisting of 8,675,149 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX)					8,934,036	12.17%
with a value of $1 per share, or $8,675,149)
Receivable for investments sold					-	0.00%
Prepaid expenses and other assets					104,429	0.14%
Deferred offering costs					322,906	0.44%

Less: Total Liabilities					(972,137)	(1.32%)

Net Assets					$73,412,940	100.00%

(1)
The Company classifies its portfolio companies into three industries: (i) technology, (ii) Internet and software, and (iii) cleantech. The further description generally identifies the types of products or services provided by each portfolio company.

(2)
Convertible preferred, common stock, warrants and equity interests are generally non-income producing. Except for the convertible preferred stock in SilkRoad and Jumptap, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by SilkRoad's board of directors or upon a qualifying liquidation event. In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when declared by Jumptap's board of directors. During the year ended December 31, 2012, the preferred dividends on our Series B convertible preferred stock in Harvest Power were changed from a cumulative to a non-cumulative dividend. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

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

Keating Capital, Inc. (“Keating Capital” or the “Company”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. The Company commenced its portfolio company investment activities in January 2010.  The shares of the Company's common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

The Company’s investment objective is to maximize capital appreciation. The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies that are committed to and capable of becoming public. The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock.  The Company may in some cases invest in debt instruments (including debt instruments that are convertible into or settled with equity securities); however, as of June 30, 2013 and December 31, 2012, none of the Company’s investments were debt instruments or debt instruments convertible into equity securities.  The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

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

Reclassifications
For the three and six months ended June 30, 2013, the Company separately classified custody fees and public and investor relations expenses as individual line items in its Statement of Operations.  Custody fees were previously included as a component of general and administrative expenses, and public and investor relations expenses were previously included as a component of legal and professional fees.  For comparative purposes, these line items have been separately classified in the Statement of Operations for the three and six months ended June 30, 2012.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Valuation of Investments
Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the U.S. Securities and Exchange Commission (the “SEC”), and in accordance with Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”).  Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets (see Note 3).

At June 30, 2013 and December 31, 2012, approximately 73.9% and 85.9%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors.  The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies.  Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-IPO lockup restrictions.  As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

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

Equity investments for which market quotations are readily available are generally valued at the most recently available closing market prices.  However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount for lack of marketability (“DLOM”) to the most recently available closing market prices.

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

●
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

●
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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Fair Value of Investments
The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of June 30, 2013 and December 31, 2012:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of June 30, 2013
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$40,260,000	$40,260,000
Common Stock	-	-	6,220,000	6,220,000
Common Stock Warrants	-	-	1,370,000	1,370,000

Publicly Traded Portfolio Company Securities:
Common Stock	-	-	4,859,984	4,859,984

Cash Equivalents:
Money Market Funds	18,280,339	-	-	18,280,339

Total	$18,280,339	$-	$52,709,984	$70,990,323

As of December 31, 2012
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$43,087,120	$43,087,120
Common Stock	-	-	12,880,000	12,880,000
Common Stock Warrants	-	-	982,878	982,878

Publicly Traded Portfolio Company Securities
Common Stock	1,162,706	-	6,911,002	8,073,708

Cash Equivalents:
Money Market Funds	8,675,149	-	-	8,675,149

Total	$9,837,855	$-	$63,861,000	$73,698,855

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total

Fair Value at December 31, 2012	$43,087,120	$-	$19,791,002	$982,878	$63,861,000

New investments in Level 3 portfolio company securities at cost	-	-	-	-	-

Sale, exchange or conversion of Level 3 portfolio company securities	(3,850,000)	-	(1,680,000)	(70,000)	(5,600,000)

Gross transfers out of Level 3 to Level 1	-	-	(6,911,002)	-	(6,911,002)

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were
still held by the Company at June 30, 2013	1,022,880	-	(120,016)	457,122	1,359,986

Fair Value at June 30, 2013	$40,260,000	$-	$11,079,984	$1,370,000	$52,709,984

Total unrealized (depreciation) appreciation on Level 3 portfolio
company securities included in change in net assets	$1,022,880	$-	$(2,238,936)	$976,122	$(239,934)

The Company’s investments in securities of private companies are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and until such time as these securities are no longer subject to any post-IPO lockup restrictions.  Because the Company’s common stock in LifeLock, Inc. (“LifeLock”) was subject to a lockup restriction that lapsed in March 2013, the value of this investment as of December 31, 2012 was transferred out of Level 3 common stock to Level 1 within the fair value hierarchy.  The Company sold its investment in the common stock and common stock warrants of Corsair Components, Inc. (“Corsair”) in May 2013 and, as a result, the value of this investment as of December 31, 2012 was removed from Level 3 common stock and Level 3 common stock warrants within the fair value hierarchy.   The fair value of the Company’s preferred stock in Tremor Video, Inc. as of December 31, 2012 was transferred from Level 3 preferred stock to Level 3 common stock as a result of Tremor Video’s IPO in June 2013, at which time the preferred stock was converted into common stock that was subject to a lockup restriction.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total

Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349

New investments in Level 3 portfolio company securities at cost	23,327,424	125,000	3,500,000	-	26,952,424

Exchange or conversion of Level 3 portfolio company securities	(7,450,370)	(126,323)	6,965,833	610,860	-

Gross transfers out of Level 3 to Level 1	-	-	-	-	-

Total unrealized (depreciation) appreciation on Level 3 portfolio company securities included in change in net assets that were
still held by the Company at December 31, 2012	1,228,192	-	925,173	152,862	2,306,227

Fair Value at December 31, 2012	$43,087,120	$-	$19,791,002	$982,878	$63,861,000

Total unrealized (depreciation) appreciation on Level 3 portfolio
company securities included in change in net assets	$1,228,192	$-	$925,173	$152,862	$2,306,227

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

During the year ended December 31, 2012, the Company made a new investment in the preferred stock and preferred stock warrants of LifeLock.  As such, the Company’s investment in LifeLock is reflected in new investments in Level 3 preferred stock and preferred stock warrants.  Subsequent to this investment, LifeLock completed its IPO in October 2012 resulting in the conversion of the Company’s preferred stock investment into common stock and the cancellation of its preferred stock warrants.  The conversion and cancellation of these Level 3 portfolio company securities are reflected at the cost of the converted or canceled securities since they were acquired during the year ended December 31, 2012.  Because the Company’s common stock in LifeLock was subject to a lockup restriction that had not lapsed as of December 31, 2012, it remained classified as Level 3 common stock within the fair value hierarchy as of December 31, 2012.

For the year ended December 31, 2012, no investments were transferred out of Level 3 to Level 1 within the fair value hierarchy.

Significant Unobservable Inputs for Level 3 Portfolio Company Securities
The significant unobservable inputs that may be used in the fair value measurement of the Company’s investments in convertible preferred stock and common stock for which market quotations are not readily available include: (i) prior or contemporaneous transactions in the equity of the portfolio company (“Precedent Transactions”), (ii) revenue multiples for comparable transactions, (iii) revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and price to earnings (“P/E”) multiples (collectively, “Multiples”) for comparable public companies, (iv) discounts rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (v) DLOM.  A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The table below sets forth quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2013.  To the extent an unobservable input is not reflected in the table below, such input is not applicable with respect to the Company’s Level 3 fair value measurements as of June 30, 2013.

	June 30, 2013
Investment Type	Fair Value	Valuation Technique(s)	Unobservable Input	Range			Weighted Average (1)

Level 3 Portfolio Company	$40,260,000	Comparable transactions	Revenue multiple	7.8		7.8	7.8
Investments: Preferred Stock
		Comparable public companies	Revenue multiple	1.0	to	7.6	3.8
			Discount for lack of marketability	30%	to	40%	35%

		Discounted cash flow	Discount rate	23%	to	50%	37%
			Terminal revenue multiple	1.2	to	8.8	4.9
			Terminal EBITDA multiple	11.6	to	11.6	11.6
			Discount for lack of marketability	30%	to	40%	35%

Level 3 Portfolio Company Investments: Preferred Stock	$11,079,984	Comparable public companies	Revenue multiple	2.0	to	7.1	4.9
			Discount for lack of marketability	10%	to	45%	23%

		Discounted cash flow	Discount rate	30%	to	45%	39%
			Terminal revenue multiple	3.2	to	3.2	3.2
			Terminal EBITDA multiple	11.6	to	23.8	20.3
			Discount for lack of marketability	10%	to	45%	23%

Level 3 Portfolio Company Investments: Common Stock Warrants	$1,370,000	Option pricing model	Comparable public company equity volatility	31%	to	53%	44%

(1) Weighted average based on fair value of as of June 30, 2013.

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

At June 30, 2013 and December 31, 2012, the Company had one portfolio company investment, Metabolon, Inc. (“Metabolon”), which was an Affiliate Investment, and no Control Investments.  In May 2013, the Company sold its investment in the common stock and common stock warrants of Corsair, which was also classified as an Affiliate Investment as of December 31, 2012.  No interest or dividend income was derived from these Affiliate Investments as both were non-incoming producing equity investments (see Note 9).

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

Offering Costs
On March 15, 2012, the Company filed a registration statement on Form N-2 for an underwritten offering of its common stock, which was last amended by the Company on November 9, 2012.  For the year ended December 31, 2012, the Company incurred $322,906 in offering expenses associated with the underwritten offering, including the preparation of the registration statement in connection therewith, however, the Company recognized a reduction in these offering expense of $25,759 during the six months ended June 30, 2013 due to a negotiated reduction of accounts payable due to a vendor.  Such offering costs were initially capitalized.  On May 20, 2013, the Company withdrew its registration statement for the contemplated underwritten offering of its common stock based on its determination that an underwritten offering was not feasible at the time.  Since no securities were issued or sold pursuant to the registration statement, the Company charged-off $287,358 of the deferred offering costs related to legal, audit and printing costs, with the remaining $9,789 of deferred offering costs related to regulatory filing fees now available for future registration statement filings being an addition to prepaid expenses.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

The Company’s preferred and common stock, warrants, and equity interests are generally non-income producing.  Except for the convertible preferred stock investment in SilkRoad, Inc. (“SilkRoad”), and Jumptap, Inc. (“Jumptap”), all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by SilkRoad's board of directors or upon a qualifying liquidation event.  In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by Jumptap's board of directors.  Although the Company’s preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, the Company does not expect dividends (whether cumulative or non-cumulative) to be declared and paid on its preferred stock investments, or on its common stock investments, since its portfolio companies typically prefer to retain profits, if any, in their businesses.  Accordingly, since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

During the three months ended June 30, 2013 and 2012, there were no non-cumulative or cumulative dividends recorded.

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

The Company is not required to distribute its realized net capital gains, if any, to stockholders to maintain RIC tax treatment.  However, the Company generally will have to pay corporate-level federal income taxes on any realized net capital gains that the Company does not distribute to its stockholders. In the event the Company retains any of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser, the Company may designate the retained amount as a deemed distribution to stockholders and will be required to pay corporate-level tax on the retained amount.

The Company would also be subject to certain excise taxes imposed on RICs if it fails to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years.  The Company will not be subject to this excise tax on amounts on which the Company is required to pay corporate income tax (such as retained realized net capital gains).

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

Because the Company distributed its net realized capital gains for the year ended December 31, 2012, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2012.  See “Dividends and Distributions” below.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012

Aggregate cost of portfolio company securities
for federal income tax purposes	$51,332,174	$61,837,416

Gross unrealized appreciation of portfolio company securities	8,271,135	8,012,803
Gross unrealized depreciation of portfolio company securities	(6,893,325)	(4,826,513)

Net unrealized appreciation of portfolio company securities	$1,377,810	$3,186,290

As of December 31, 2012, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.  As of June 30, 2013, the Company had no undistributed ordinary income, undistributed long-term capital gains of $2,236,033, and no capital loss carryforwards for federal income tax purposes.

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

As of June 30, 2013 and December 31, 2012, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the three months ended June 30, 2013 and 2012.

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

On May 28, 2013, the Company’s Board of Directors declared a special dividend of $0.24 per share for each of the second and third quarters of 2013.  The cash distribution amounts, ex-dividend, record and payment dates for the second and third quarter of 2013 special dividends are set forth in the table below.

Special Dividend	Amount per Share	Ex-Dividend Date	Record Date	Payment Date
Second Quarter	$0.24	June 12 , 2013	June 14, 2013	June 26, 2013
Third Quarter	$0.24	Sept. 11, 2013	Sept. 13, 2013	Sept. 25, 2013

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

On June 26, 2013 the Company paid the second quarter cash dividend in an aggregate amount of $2,164,145 based on a total of 9,017,270 shares of common stock outstanding as of the record date of June 14, 2013.  The third quarter cash dividend will be payable on the shares of the Company’s common stock outstanding as of the record date of September 13, 2013 (see Note 6).

The determination of the tax attributes of the Company’s 2013 dividends will be made as of the end of 2013 based upon the Company’s net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of June 30, 2013, all of such distributions would be from long-term capital gains.

The Company maintains a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if the Company declares a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of common stock.  Although the Company has a number of options to satisfy the share requirements of the DRIP, it currently expects that the shares required to be purchased under the DRIP will be acquired through open market purchases of common stock by the DRIP plan administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator.

Distributions to the Company’s stockholders will be payable only when and as declared by the Company’s Board of Directors and will be paid out of assets legally available for distribution.  All distributions will be paid at the discretion of the Board of Directors.  The Company’s Board of Directors maintains a variable dividend policy with the objective of distributing to stockholders, on at least an annual basis, an amount that equals between 90% and 100% of the Company’s net capital gains (which are defined as the Company’s realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to the Company’s investment adviser.  Since the Company’s portfolio company investments will typically not generate current income (i.e., dividends or interest income), the Company does not typically expect to generate net ordinary income from which it could make distributions to its stockholders.  The amount of distributions will also depend on the Company’s financial condition, maintenance of its RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as the Company’s Board of Directors may deem relevant from time to time.

In the event the Company retains some or all of its realized net capital gains, including amounts retained to pay incentive fees to the investment adviser, the Company may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.

Per Share Information
Net changes in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

3.	Investments

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, and warrants to purchase common stock. During the six months ended June 30, 2013, the Company did not make any portfolio company investments.   During the three months ended June 30, 2013, the Company disposed of its interests in three portfolio companies: Solazyme, Inc., LifeLock and Corsair.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2013 for: (i) the Company’s portfolio company investments sold during the six months ended June 30, 2013, and (ii) the Company’s portfolio company investments held at June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Six Months Ended June 30, 2013
Corsair Components, Inc. (sold in May 2013)	$675,317	$(991,920)	$675,317	$(1,599,920)
LifeLock, Inc. (sold in April / May 2013)	3,675,041	(4,095,660)	3,675,041	(1,911,002)
Solazyme, Inc. (sold in May 2013)	49,820	351,331	49,820	342,456

Subtotal - Portfolio Company Investments Sold During Six Months Ended June 30, 2013	4,400,178	(4,736,249)	4,400,178	(3,168,466)

Portfolio Company Investments Held at June 30, 2013	-	1,670,692	-	1,359,986

Total - All Portfolio Companies	$4,400,178	$(3,065,557)	$4,400,178	$(1,808,480)

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$37,858,927	$40,260,000	76.38%	$41,858,928	$43,087,120	66.26%
Preferred Stock Warrants	-	-	0.00%	-	-	0.00%
Common Stock	8,862,386	6,220,000	11.80%	12,273,466	12,880,000	19.81%
Common Stock Warrants	610,860	1,370,000	2.60%	1,199,860	982,878	1.51%

Subtotal - Private Portfolio Companies	47,332,173	47,850,000	90.78%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	4,000,001	4,859,984	9.22%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$51,332,174	$52,709,984	100.00%	$61,837,416	$65,023,706	100.00%

The following table summarizes the composition of the Company’s investment portfolio by industry classification at cost and fair value as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Internet & Software	$29,328,850	$35,889,984	68.09%	$34,328,850	$37,833,875	58.19%
Cleantech	13,897,137	10,100,000	19.16%	15,402,299	14,019,831	21.56%
Technology	8,106,187	6,720,000	12.75%	12,106,267	13,170,000	20.25%

Total	$51,332,174	$52,709,984	100.00%	$61,837,416	$65,023,706	100.00%

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the composition of the Company’s investment portfolio by geographic region of the United States at cost and fair value as of June 30, 2013 and December 31, 2012.  The geographic composition is determined by the location of the corporate headquarters of the portfolio company at the time of the Company’s initial investment.

	June 30, 2013			December 31, 2012
			Percentage			Percentage
Geographic Location	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

West	$28,332,172	$26,170,000	49.65%	$38,837,414	$41,103,711	63.21%
Northeast	11,499,995	13,609,984	25.82%	11,499,995	12,389,995	19.05%
Southeast	6,500,007	6,250,000	11.86%	6,500,007	5,810,000	8.94%
Midwest	5,000,000	6,680,000	12.67%	5,000,000	5,720,000	8.80%

Total	$51,332,174	$52,709,984	100.00%	$61,837,416	$65,023,706	100.00%

4.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
Subject to the overall supervision of the Company’s Board of Directors, the investment adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, the investment adviser: (i) determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the  investment portfolio and the manner of implementing such changes; (ii) determines which securities the Company will purchase, retain or sell; (iii) identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and (iv) closes, monitors and services the investments the Company makes.

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

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings during the six months ended June 30, 2013 or the year ended December 31, 2012.  The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

As of June 30, 2013 and for the year ended December 31, 2012, no incentive fees were payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate net realized capital gains in excess of gross unrealized depreciation during such periods.

During the three months ended June 30, 2013, the Company recorded an increase in incentive fee expense of $266,924 resulting from: (i) a decrease in net unrealized appreciation on the Company’s portfolio company investments of $3,065,557 during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $4,400,178 during such period.  During the three months ended June 30, 2012, the Company recorded a reduction in incentive fee expense of $9,709 resulting from: (i) a decrease in net unrealized appreciation on the Company’s portfolio company investments of $319,247 during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $270,701 during such period.

During the six months ended June 30, 2013, the Company recorded an increase in incentive fee expense of $518,339 resulting from: (i) a decrease in net unrealized appreciation on the Company’s portfolio company investments of $1,808,480 during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $4,400,178 during such period.  During the six months ended June 30, 2012, the Company recorded an increase in incentive fee expense of $211,381 resulting from: (i) an increase in net unrealized appreciation of $653,271 on the Company’s portfolio company investments during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $403,631 during such period.

The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid.  Accordingly, as of June 30, 2013 and December 31, 2012, the accrued incentive fee related to net unrealized appreciation may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of June 30, 2013 and December 31, 2012. Further, as of June 30, 2013 and December 31, 2012, no incentive fees related to the cumulative net realized capital gain were due and payable to the investment adviser since the aggregate unrealized depreciation on the Company’s investments that have a fair value below the Company’s investment cost exceeded the amount of the cumulative net realized capital gain.

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

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013. On April 25, 2013, the Company’s Board of Directors further extended the stock repurchase program until November 8, 2013.  Under the repurchase program, the Company is authorized to repurchase shares of the Company’s common stock up to $5 million in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. The repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and six months ended June 30, 2013, the Company repurchased 159,996 and 202,559 shares of its common stock at an average price of $6.43 and $6.45 per share, including commissions, with a total cost of $1,028,629 and $1,305,562, respectively.  The Company’s net asset value per share increased by $0.03 per share as a result of the share repurchases during the six months ended June 30, 2013.  The weighted average discount to net asset value per share of the shares repurchased during the six months ended June 30, 2013 was 19%.

Since inception of the stock repurchase program, the Company has repurchased a total of 311,555 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of June 30, 2013.  The Company has accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

6.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  At June 30, 2013, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

On May 28, 2013, the Company’s Board of Directors declared a third quarter cash dividend of $0.24 per share which is payable on September 25, 2013 to the Company’s stockholders of record as of September 13, 2013.  This third quarter cash dividend will be recorded on the ex-dividend date of September 11, 2013.

The Company maintains a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering the Company and its officers and directors.  The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under the Investment Advisory and Administrative Services Agreement, absent the willful misfeasance, bad faith or gross negligence of the investment adviser or the investment adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify the investment adviser (including its officers, managers, agents, employees and members) for any claims arising out of the investment adviser’s performance of its duties and obligations under the Investment Advisory and Administrative Services Agreement or otherwise as the Company’s investment adviser, except to the extent specified in the 1940 Act.

As of June 30, 2013, the Company was not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net decrease in net assets resulting from operations	$9,155	$(957,214)	$(34,432)	$(1,053,386)

Basic and diluted weighted average shares outstanding	9,086,011	9,275,904	9,125,987	9,279,843

Basic and diluted net increase (decrease) in net assets per share
resulting from operations	*	$(0.10)	*	$(0.11)

* Per share amounts less than $0.01.

During the three and six months ended June 30, 2013 and 2012, the Company had no dilutive securities outstanding.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

8.	Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,	June 30,
	2013	2012

Per common share data
Net asset value, beginning of period	$8.00	$8.23

Net investment loss**	(0.29)	(0.23)
Net realized gain on investments**	0.48	0.05
Net change in unrealized appreciation on investments**	(0.20)	0.07

Net decrease in net assets resulting from operations	*	(0.11)

Stockholder distributions:
Stockholder distributions paid from net realized gains	(0.24)	-

Net decrease in net assets resulting from stockholder distributions	(0.24)	-

Capital stock transactions:
Repurchases of common stock (1)	0.03	-

Net increase in net assets from capital stock transactions	0.03	-

Net asset value, end of period	$7.79	$8.12

Ratios and supplemental data:
Per share market price, end of period	$6.78	7.54
Total return based on change in net asset value (2)	0.30%	(1.34%)
Total return based on stock price (3)	12.09%	(10.87%)
Common shares outstanding, end of period	8,972,226	9,244,793
Weighted average common shares outstanding during period	9,125,987	9,279,843
Net assets, end of period	$69,908,801	$75,054,131
Annualized ratio of operating expenses to average net assets	7.28%	5.58%
Annualized ratio of net investment loss to average net assets	(7.28%)	(5.57%)
Weighted average debt per common share (4)	$-	$-
Portfolio turnover (5)	20.66%	1.29%

*	Per share amounts less than $0.01. Note, due to rounding, the components for the net decrease in net assets resulting from operations do not subtotal to less than $0.01 per share.
* *	Based on weighted average shares outstanding during the period.

(1)
The increase in net asset value attributable to the shares repurchased during the six months ended June 30, 2013 was $0.03 per share.  There were no shares repurchased during the six months ended June 30, 2012.

(2)
Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value.  The total return has not been annualized.

(3)
Total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan.   The total return has not been annualized.

(4)	During the six months ended June 30, 2013 and 2012, the Company did not have any debt.

(5)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

9.	Investments in and Advances to Affiliates

During the three months ended June 30, 2013, the Company had two portfolio company investments, Metabolon and Corsair, which were Affiliate Investments, and the Company had no Control Investments.  However, in May 2013, the Company disposed of its investment in the common stock and common stock warrants of Corsair.  The following is a schedule of the Company’s investments in these two affiliates during the three and six months ended June 30, 2013 and 2012.  During the three and six months ended June 30, 2013 and 2012, the Company made no advances to these two affiliates.

			Three Months Ended	Six Months Ended
			June 30, 2013	June 30, 2013
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	Amount of Interest and Dividends Credited to Income (2)	December 31, 2012 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2013 Fair Value

Affiliate Investments

Corsair Components, Inc.	Common Stock	-	$-	$-	$5,530,000	$-	$(5,530,000)	$-
	Common Stock Warrants	-	-	-	70,000	-	(70,000)	-

Subtotal - Corsair Components, Inc.				-	5,600,000	-	(5,600,000)	-

Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	-	-	4,530,000	310,000	-	4,840,000

Total Affiliate Investments			$-	$-	$10,130,000	$310,000	$(5,600,000)	$4,840,000

(1)	The Company had no control investments as defined by the 1940 Act during the six months ended June 30, 2013.

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

The above schedules should be read in conjunction with the Schedule of Investments and Notes 2 and 3 to these Financial Statements.

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events after June 30, 2013.  Except as set forth below, there were no subsequent events since June 30, 2013 that would require adjustment to or additional disclosure in these financial statements.

On July 10, 2013, the Company agreed to purchase $205,193 of subordinated convertible promissory notes of BrightSource Energy, Inc. as part of a credit facility (“Credit Facility”) with existing investors.  The first drawdown under the credit facility occurred on July 17, 2013 in which the Company purchased $87,940 of convertible notes.  Following the first drawdown, the Company has a remaining commitment to purchase $117,253 of convertible notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

●	our future operating results including the projected level of our operating expenses;

●	our business prospects and the prospects of our existing and prospective portfolio companies;

●	the impact of the investments we expect to make;

●	our ability to identify future portfolio companies that meet our investment criteria;

●	the current market for initial public offerings (“IPOs”) and the impact of a protracted decline in the IPO market on our business;

●	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

●	the expected market for venture capital investments in later stage, private, pre-IPO companies;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	our ability to access the equity and debt markets to raise capital to fund future portfolio company investments;

●	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

●	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

●	our regulatory structure and tax status, including any changes in laws and regulations;

●	our ability to operate as a business development company and a regulated investment company;

●	the adequacy of our cash resources and working capital;

●	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

●	the timing, form and amount of any dividend distributions;

●	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

●	our ability to recover unrealized losses.

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

Since our first investment in January 2010, we have invested $63.4 million in a total of 20 portfolio companies, and we were the lead investor in seven of those transactions.  Of those 20 investments, four companies have successfully priced IPOs, one portfolio company publicly filed a registration statement for an IPO but was sold to a private equity firm, and one other portfolio company publicly filed a registration statement for an IPO but elected not to complete an IPO.  We believe a number of our other portfolio companies are achieving key operating milestones as they progress toward an expected IPO.  Based on information provided to us by the management of our private portfolio companies as of June 30, 2013, we believe that more than half of our 15 private portfolio companies could complete an IPO or sale transaction during 2014, although a majority of these are expected to occur in the second half of 2014.  However, there can be no assurances that any of these private portfolio companies will complete an IPO or sale transaction in 2014, or at all.  See “IPO Progress of Our Private Portfolio Companies” below.

Our Investment Objective and Strategy

Our investment objective is to maximize capital appreciation.  We seek to accomplish our capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-IPO companies that are committed to and capable of becoming public.  We generally acquire equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock.  To a lesser extent, we may invest in debt instruments including debt instruments that are convertible into or settled with equity securities, which we sometimes refer to as equity-linked securities.  However, as of June 30, 2013 and December 31, 2012, none of our investments were debt instruments or debt instruments convertible into equity securities.  In accordance with our investment objective, we seek to invest in equity or equity-linked securities of principally U.S.-based, private companies with an equity value of between $100 million and $1 billion.  We refer to companies with an equity value of between $100 million and less than $250 million as “micro-cap companies” and companies with an equity value of between $250 million and $1 billion as “small-cap companies.”

We specialize in making pre-IPO investments in emerging growth companies that are committed to and capable of becoming public.  We provide investors with the ability to participate in a unique fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status, or what we refer to as the private-to-public valuation arbitrage.  Our shares are listed on Nasdaq under the ticker symbol “KIPO.”

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

We intend to maximize our potential for capital appreciation by taking advantage of the private-to-public valuation arbitrage, or the premium, that we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions.  Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing.  As a result, we believe that public companies typically trade at higher valuations–generally 2x or more–than private companies with similar financial attributes.  By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium.  There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

Based on our past experience–and representations made to us by our portfolio companies prior to our investments–we anticipated that, on average, it would take about 18 months after our investment for a portfolio company to complete its IPO.  Following a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO and an expected additional one-year period to sell our shares in the portfolio company in the public markets, we anticipated that, on average, the holding period for our portfolio company investments would be about three years.  However, based on decisions by the management teams and/or boards of our portfolio companies to delay their IPO timing even though we believe such portfolio companies were, in many cases, currently capable of completing an IPO, and the additional time that is being required by certain of our portfolio companies to achieve their pre-IPO operating milestones, we believe that it is now more reasonable to expect that our portfolio companies will be able to complete an IPO, on average, within about two years after the closing of our initial investment.  Similarly, we have extended our targeted investment holding period, on average, to four years.  However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality.  We may also pursue investments with a shorter expected investment holding period, where we believe the portfolio company may complete an IPO sooner than our targeted two-year time frame.  In each case, we have the discretion to hold securities for a longer period.

We are focused on the potential value transformation that we believe our portfolio companies will experience as they complete an IPO and become publicly traded and correspondingly achieve a market equity value comparable to their publicly traded peers.  We target our investments in portfolio companies that we believe can complete this value transformation within our targeted four-year holding period, compared to private equity and venture capital funds which we believe typically take seven to 10 years.  As a result, we may have low or negative returns in our initial years with any potential valuation accretion typically occurring in later years as our portfolio companies potentially are able to complete their IPOs and become publicly traded.  However, there can be no assurance that we will be able to achieve our targeted return on any individual portfolio company investment if and when it goes public, or on the portfolio as a whole.

We continue to believe that public companies typically trade at higher valuations–generally 2x or more–than private companies with similar financial attributes.  The four portfolio companies which have completed IPOs (NeoPhotonics Corporation (“NeoPhotonics”), Solazyme, Inc. (“Solazyme”), LifeLock, Inc. (“LifeLock”) and Tremor Video, Inc. (“Tremor Video”)) had unrealized returns at the time of their IPOs, based on the IPO price, of 1.8x, 2.0x, 1.7x and 1.5x our investment cost, respectively.  However, the stock prices of each of these companies have changed since the IPO, and there is no assurance that we will be able to dispose of any of our portfolio company investments, following our lockup restrictions, at prices that will allow us to achieve our targeted 2x return on investment once the companies are publicly traded and assuming our targeted four-year investment horizon.

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

We expect that the primary sources of our investment opportunities will be from our relationships with venture capital firms and investment banks.  Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an employee located in Silicon Valley.

We are actively seeking new investment opportunities at this time, however, as of June 30, 2013, we had limited capital available for additional portfolio company investments.  See “Financial Condition, Liquidity and Capital Resources” below.

Our Target Industries

We seek to invest in micro-cap and small-cap companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces.  Historically, we have focused our investments in technology, Internet and software, and cleantech.  While venture capitalists concentrate the vast majority of their investments in healthcare, technology and cleantech, many venture capital-backed healthcare companies that develop new drugs or medical devices do not meet our revenue threshold.  Accordingly, our historical focus (since our initial investment in January 2010) has been on venture capital-backed technology companies, including cleantech companies.  However, as of March 31, 2013, we de-emphasized cleantech as an area of interest, and do not expect to make any new cleantech investments in the foreseeable future other than possible follow-on investments in existing cleantech portfolio companies.

As of June 30, 2013, we have invested a total of $16.0 million in six cleantech companies (representing 25.2% of the $63.4 million we have invested in 20 portfolio companies since inception), with an average investment size in a cleantech company of $2.7 million.  Within our cleantech portfolio, Solazyme was able to complete an IPO in May 2011, and BrightSource was unsuccessful in its attempt to price an IPO in April 2012.  Following our disposition of Solazyme during the second quarter of 2013, we have five cleantech companies in our portfolio as of June 30, 2013, all of which are private.

During the first half of 2012, we sold 65,000 shares of Solazyme’s common stock for an aggregate net sales price of $979,219, or an average price per share of $15.06, resulting in a realized gain of $403,631, which represented a 1.70x return on our investment over an average holding period of 1.8 years.  In May 2013, we sold our remaining 147,927 shares of Solazyme’s common stock for an aggregate net sales price of $1,554,982, or an average price per share of $10.51, resulting in a realized gain of $49,820, which represented a 1.03x return on our investment over an average holding period of 1.8 years.  On a combined basis, the sale of our entire interest in Solazyme resulted in an aggregate realized gain of $453,451, which represented a 1.22x return on our investment over an average holding period of 1.8 years, or an internal rate of return of 12%.

The 11 non-cleantech portfolio companies (one of which is public and ten of which are private) have net unrealized appreciation of $5,174,947 as of June 30, 2013.  With the exception of Livescribe which has been written-off, we believe each of these companies remains positioned to complete an IPO or a sale transaction over time.  If an IPO is completed, that we could benefit from the transformation in value that we expect to occur upon completion of an IPO.  Depending on the circumstances, we also believe that we may be able to benefit from a sale of one of our private portfolio companies to either a financial or strategic buyer.  The value of our portfolio company investments is required to be made on a fair value basis which does not reflect the potential value of the investment but its current value.

In the venture capital and private equity industries, it is common for a portfolio's return to undergo a so-called "J-curve" pattern.  This means that when reflected on a graph, the portfolio’s return would appear in the shape of the letter "J," with low or negative returns in early years and possible investment gains occurring in later years as valuations increase. In the context of the “J-curve” return pattern, our write-downs reflect our unrealized depreciation which may not be reversed on some investments.  However, we are unable to reflect the potential value we believe may be realized if or when our private companies progress to and complete an IPO or other exit.  This J-curve return pattern results from write-downs of portfolio investments that appear to be unsuccessful, prior to any potential write-ups and realized gains for portfolio investments that may prove to be successful.  Five of our 10 non-cleantech, private companies also have “structural protections” that we believe could help us achieve our targeted 2x return goal.

Portfolio Company Characteristics and Investment Features

We generally acquire our equity securities principally through direct investments in prospective portfolio companies that meet our investment criteria.  However, we may also purchase our equity securities directly from current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the company or its management is coordinating the transaction process.  Of our 20 portfolio company investments since inception, 18 have been direct investments in a portfolio company, and two have been acquired in secondary transactions from current or former management or employees, which were facilitated by the portfolio company.

We use a disciplined approach to our initial investment assessment and continued portfolio monitoring which relies primarily on the detailed financial and business information we receive about the portfolio company and our access to and discussions with management, both prior to and after our investment.  As part of our initial investment in each portfolio company, we obtained contractual rights to receive certain financial information from each portfolio company, including those where we initially acquired common stock.  With the exception of Livescribe in which our preferred stock investments were converted into common stock, we continue to receive certain financial information from all of our current portfolio companies under either our contractual information rights or through the periodic reports filed with the SEC by Tremor Video, our one publicly traded portfolio company.

As of June 30, 2013, our portfolio company investments were composed of investments in the form of preferred stock that is convertible into common stock, common stock, and warrants exercisable into common stock.  While we expect most of our portfolio company investments to be in the form of equity securities, we may also invest in debt instruments that may provide for the current payment of interest and may be convertible into equity securities or have separate warrants exercisable for equity securities.  Debt instruments with either conversion features and/or separate warrants would give us an opportunity to achieve long-term capital appreciation. At June 30, 2013, none of our portfolio company investments were debt instruments or debt instruments with either conversion features and/or separate warrants.

Our preferred and common stock, warrants, and equity interests are generally non-income producing.  Except for our convertible preferred stock investments in SilkRoad, Inc. (“SilkRoad”) and Jumptap, Inc. (“Jumptap”) all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.  In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by SilkRoad’s board of directors or upon a qualifying liquidation event.  In the case of Jumptap, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by Jumptap’s board of directors.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing.  The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  However, the equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer.  Of the 20 portfolio company investments we have made, at the time of our initial investment in these companies, 17 of these initial investments represented the portfolio company’s most senior preferred stock, two of these initial investments represented common shares where the portfolio company had only common stock outstanding, and in one initial investment in the common shares of Stoke, Inc. (“Stoke”) which we acquired from Stoke employees, we did not acquire the portfolio company’s most senior equity securities since Stoke had preferred stock outstanding at the time of our initial investment.  We invested in Stoke because we believed it represented an opportunity to invest in a company that met our investment criteria even though it was not looking to raise additional equity financing at the time.

Our portfolio companies are generally permitted to undertake subsequent financings in which they may issue equity securities or incur debt that ranks equally with, or senior to, the equity securities in which we invest.  In such cases, debt securities may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies, and the holders of more senior classes of preferred stock would typically be entitled to receive full or partial payment in preference to any distribution to us.  As of June 30, 2013, of our 15 private portfolio companies, we hold the most senior preferred equity in nine of these companies (of which two of our investments have a pari passu preference with a subsequently issued series of preferred stock), and common stock in one private company whose capitalization consisted of only common stock (TrueCar).  See “Portfolio Activity and Composition” below for additional information regarding the rights, preferences and limitations of the equity securities we hold in our private portfolio companies.

We target our pre-IPO investing activities in later-stage, emerging growth companies.  The financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round.  In addition, we have been the lead investor in seven of our 20 portfolio company investments.

Five of our portfolio companies that we held at June 30, 2013 had 2012 revenue in excess of $100 million, and the median company in our portfolio as of June 30, 2013 had 2012 revenue of approximately $72 million.  The median trailing 12-month revenue for venture capital-backed companies at the time of their IPO was $57 million in the first half of 2013, $104 million in 2012 and $74 million in 2011.  The 2012 revenue figures are based on the estimated or unaudited financial results provided by our portfolio companies, except for five portfolio companies which are audited.

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

Three portfolio companies in which we had structural protection, NeoPhotonics, LifeLock and Tremor Video, have completed IPOs, one portfolio company in which we had structural protection, Corsair Components, Inc. (“Corsair”) was sold to a private equity firm, and our structural protection in BrightSource was previously eliminated as part of a subsequent financing transaction by BrightSource in which we participated.  Of our investments in 15 private portfolio companies as of June 30, 2013, we continue to have some structural protection with respect to investments in six of these portfolio companies.  However, as of June 30, 2013, we believe that the structural protection in only five of these investments remains intact and has not been compromised by either a pending subsequent financing or sale transaction, or other considerations.  These five investments represent $22.0 million in aggregate investments and structural protections that would, in the event of an IPO, entitle us to receive shares of common stock with a weighted-average aggregate value, at the time of issuance, of 1.9x our investment cost.

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

We also use our ongoing discussions with our portfolio company management teams to monitor their continued commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs.  We also offer significant managerial assistance to our portfolio companies.  We expect that this managerial assistance will likely involve consulting and advice on the going public process and public capital markets, including introducing certain portfolio company management teams to capital markets advisory firms that we believe can assist these management teams in:  (i) selecting and structuring underwriting syndicates, (ii) developing the portfolio company’s IPO marketing message and plan, (iii) engaging the research analyst community, (iv) developing the appropriate valuation and go-to-market price range and advising on proper transaction size, (v) monitoring the quality of the roadshow audience and maximizing marketing effectiveness, (vi) monitoring bookbuilding and developing strategies for optimal pricing, and (vii) developing an optimal shareholder base and aftermarket trading.  As a business development company, we are required to offer such managerial assistance.

Diversification and Follow-on Investments

As of June 30, 2013, the total value of our investments in our 16 portfolio companies was $52.7 million, and we had cash and cash equivalents of $18.5 million.  Based on our current capital base, the targeted size of our investments in new portfolio companies will be approximately $3 million, but we may invest more or less than this amount depending on the circumstances.  We do not expect our $3 million targeted investment size to increase unless we are able to raise additional capital.  It is also possible our targeted investment size may decrease over time if we are unable to raise additional capital due to a number of factors, including a reduction in our net assets due to our continuing operating expenses, the expected payment of our net realized gains to our stockholders as dividends, and the additional repurchase of our own stock under our stock repurchase program.  If our targeted investment size decreases, the number and types of opportunities in which we may be allowed to participate are likely to decline, and we may be unable to invest in opportunities that otherwise meet our investment criteria.

We generally expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment depending on the size of our asset base and our investable capital.  However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets measured at the time of investment.  An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment.  We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity.  As of June 30, 2013, we believe we have available capital to make two to three additional investments in new portfolio companies at our targeted investment size of $3 million each.  See “Financial Condition, Liquidity and Capital Resources” below.

We may also consider making follow-on investments in an existing private portfolio company that is seeking to raise additional capital in subsequent private equity financing rounds.  Existing portfolio companies may elect, or be required, to raise additional capital prior to pursuing an IPO for any number of reasons including:  (i) to fund additional spending in marketing and/or research and development to develop their business, (ii) to fund working capital deficiencies due to weaker than expected revenue growth or higher than expected operating expenses, (iii) to fund business acquisitions or strategic joint ventures, and (iv) to increase cash reserves in advance of an anticipated IPO.  In evaluating follow-on investment opportunities, we typically assess a number of additional factors beyond the three core investment criteria we use in making our initial investment decisions.  These additional factors may include:  (i) the portfolio company’s continued commitment to an IPO, (ii) the achievement of pre-IPO milestones since our initial investment, (iii) the size of our portfolio company investment relative to our overall portfolio, (iv) any industry trends affecting the portfolio company or other portfolio investments in similar industries, (v) the impact of a follow-on investment on our diversification requirements so we can continue to qualify as a RIC for tax purposes, and (vi) the possible adverse consequences to our existing investment if we elect not to make a follow-on investment, such as the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold.  Although we are de-emphasizing cleantech as an area of interest, we may continue to evaluate and make investments in existing cleantech portfolio companies based on the foregoing factors.

Targeted Holding Periods

While NeoPhotonics and Solazyme were each able to complete their IPOs within approximately one year from the date of our initial investment, LifeLock was able to complete its IPO within 0.6 years from the date of our initial investment, and Tremor Video was able to complete its IPO within 1.7 years from the date of our initial investment, our portfolio companies are, on average, taking longer than we initially expected to complete their IPOs.  We generally expect that our portfolio companies will be able to complete an IPO, on average, within approximately two years after the closing of our initial investment.  After a typical lockup restriction which prohibits us from selling our investment during a customary six-month period following the IPO, we expect that, on average, the holding period for our portfolio company investments will be approximately four years, compared to private equity and venture capital funds which we believe typically take seven to 10 years.

As of June 30, 2013, the average holding period of our 16 portfolio companies was 1.8 years from our initial investment date, and the weighted-average holding period (based on the investment cost and holding period of each of our portfolio company securities as of June 30, 2013) was 1.6 years.

The following table presents the total invested capital (including any follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of June 30, 2013.

				Dispositions
	Number		Percent of	of Portfolio		Percent of
	of Portfolio	Total	Total	Company	Net	Net
	Company	Invested	Invested	Positions	Invested	Invested
Vintage Year1	Investments	Capital2	Capital	(Cost Basis)	Capital	Capital

2010	4	$5,686,936	9.0%	$(3,080,750)	$2,606,186	5.1%

Average Investment per Portfolio Company

2011	10	$31,226,075	49.2%	$(4,000,080)	$27,225,995	53.0%

Average Investment per Portfolio Company

2012	6	$26,499,993	41.8%	$(5,000,000)	$21,499,993	41.9%

Average Investment per Portfolio Company

Total	20	$63,413,004	100.0%	$(12,080,830)	$51,332,175	100.0%

Average Investment per Portfolio Company

1Vintage year is based on the initial investment date of each portfolio company.
2Includes follow-on investments in a portfolio company that may have been made after the vintage year.

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

Further, based on information provided to us by our private portfolio company management teams as of June 30, 2013, we believe that more than half of our 15 private portfolio companies could complete an IPO or sale transaction during 2014, although a majority of these are expected to occur in the second half of 2014.  However, the timing of the completion of an IPO by any of our private portfolio companies is highly uncertain and can be affected by a number of factors including the portfolio company’s performance, equity market trends, market volatility, recent IPO performance, and sectors that may be in or out of favor with IPO investors.   Accordingly, there can be no assurances that any of these private portfolio companies will complete an IPO in 2014, or at all.

There also can be no assurances that any of our private portfolio companies will complete an IPO within our targeted two-year time frame, or at all.  Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted four-year holding period or at prices that would allow us to achieve our targeted 2x return on our investment, or any return at all.  In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return.  There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if and when they go public.

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

In such cases, we will consider whether the portfolio company has already passed, or is likely to exceed, our targeted two-year IPO completion period.  If we believe the portfolio company will not complete an IPO within this period, our investment adviser has the discretion to consider a number of alternative strategies including:

●	Pursuing a negotiated sale of our interests to an existing investor;

●	Attempting to influence the portfolio company’s management to pursue a strategic merger or sale;

●
Leveraging our investment adviser’s experience in taking companies public and its insights on the trends affecting the IPO market to assist the portfolio company’s management in evaluating and executing an IPO led (or “bookrun”) by a middle-market underwriting firm;

●	Identifying potential third party investors interested in purchasing all or a portion of our interest; and

●
Accessing the trading platforms of private secondary marketplaces that have emerged as an alternative to traditional public equity exchanges to provide liquidity principally to the stockholders of venture capital-backed, private companies, to the extent that such a market may exist for the subject portfolio company.

Our ability to liquidate our investments under any of these strategies will be highly uncertain, although we expect to have a greater chance of success if our investments contain structural protections.  Nonetheless, depending on the circumstances, even if we are successful in liquidating an investment under these alternatives, we may not achieve our targeted return and, as for any investment, we may experience a loss on our investment.

Source of Returns and Distributions

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO.  We are typically prohibited from exiting investments in our publicly traded portfolio companies until the expiration of the customary 180-day post-IPO lockup period.  These agreements, which we are usually required to enter into as part of our investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180-day period following an IPO.  We may dispose of these securities at our discretion at any time following the lockup period based on our investment adviser’s business judgment.  However, we will have no ability to mitigate the high volatility that is a typical characteristic of IPO aftermarket trading and is driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.

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

The following table summarizes the realized gains and losses from our sale of portfolio company investments from inception through June 30, 2013 and the related portfolio company returns.  Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions), however, the portfolio company returns set forth below do not reflect any of our operating expenses.

	Quarter of	Weighted
	Complete	Average			Total	Total	Internal
Portfolio	Disposition of	Holding Period	Investment	Realized	Return	Rate of	Rate of
Company	Interest	(Years)	Amount	Gain (Loss)	Multiple1	Return2	Return (IRR)3

Corsair Components, Inc.	Q2 2013	1.8	$4,000,080	$675,317	1.17x	17%	9%

LifeLock, Inc.	Q2 2013	1.1	$5,000,000	$3,675,041	1.74x	74%	66%

Solazyme, Inc.	Q2 2013	1.8	$2,080,750	$453,452	1.22x	22%	12%

NeoPhotonics Corp.	Q3 2012	2.6	$1,000,000	$(121,428)	0.88x	-12%	-5%

Total		1.6	$12,080,830	$4,682,381	1.39x	39%	22%
					Weighted-Average Return Multiple and Rates of Return

1Total return multiple on a portfolio company investment is determined by dividing the net proceeds realized from the sale of such investment by the aggregate cost of such investment.   The weighted-average total return multiple is determined by dividing the aggregate net proceeds from the sale of all disposed portfolio companies by the aggregate investment cost of all disposed portfolio companies.

2Total rate of return on a portfolio company investment is determined by dividing the net gain or loss realized from the sale of such investment by the aggregate cost of such investment.  The total rate of return is not annualized.  The weighted-average total rate of return is determined by dividing the aggregate net gains and losses realized from the sale of all disposed portfolio company investments by the aggregate cost of all disposed portfolio company investments.  The weighted-average total rate of return is not annualized.

3Internal rate of return is the annualized rate of return on a portfolio company investment taking into account the amount and timing of all cash flows related to such portfolio company investment including the initial investment, any follow-on investment and the net proceeds from the sale of such investment.  The weighted-average internal rate of return is the annualized rate of return on all disposed portfolio company investments taking into account the amount and timing of the cash flows related to all disposed portfolio company investments (as a group).

Our Board of Directors currently maintains a variable distribution policy with the objective of distributing to our stockholders, on at least an annual basis, an amount that equals between 90% and 100% of our net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to the Company’s investment adviser.  Since none of our current portfolio company investments generates current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders.  The amount of distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

We maintain a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if we declare a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of our common stock.  Although we have a number of options to satisfy the share requirements of the DRIP, we currently expect that the shares required to be purchased under the DRIP will be acquired through open market purchases of our common stock by our DRIP plan administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator.

On May 28, 2013, our Board of Directors declared a special dividend of $0.24 per share for the second quarter which was paid on June 26, 2013.  The following table summarizes the cash dividends declared and paid on our shares of common stock through June 30, 2013.

Date Declared	Record Date	Payment Date	Amount Per Share	Source of Distribution
February 11, 2011	February 15, 2011	February 17, 2011	$0.13	Return of Capital1
December 6, 2012	December 14, 2012	December 26, 2012	$0.03	Capital Gains
May 28, 2013	June 14, 2013	June 26, 2013	$0.24	Capital Gains2
			$0.40

1The February 2011 distribution was a special cash distribution based on the unrealized appreciation we had recorded on our NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.  In the future, we do not expect to pay distributions based on the unrealized appreciation of our private or public company investments.

2The determination of the tax attributes of the June 2013 dividend will be made as of the end of 2013 based upon our net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our June 2013 dividend for a full year. If we had determined the tax attributes of our June 2013 dividend as of June 30, 2013, all of such dividend would be from long-term capital gains.

Our Board of Directors also declared on a May 28, 2013 a special dividend of $0.24 per share for the third quarter of 2013.  The third quarter cash dividend will be payable on September 25, 2013 on the shares of our common stock outstanding as of September 13, 2013, the record date.

We will have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of four years.  Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event through either an IPO or sale of the company, and our ability to dispose of our positions at a gain following the liquidity event.  We can give no assurance that we will be able to realize any net capital gains from the sale of our portfolio company investments.  Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will typically be paid only from net capital gains, if any, from the disposition of our portfolio company investments, after reduction for any incentive fees.

Business Development Company Industry and Our Equity Focus

Based on our research, as of June 30, 2013, there were 41 publicly traded business development companies (“BDCs”), 37 of which were income oriented, and four of which were focused on capital appreciation.  In addition to us, the other BDCs focused on capital appreciation are Firsthand Technology Value Fund (Nasdaq:  SVVC), GSV Capital Corp. (Nasdaq:  GSVC), and Harris & Harris Group, Inc. (Nasdaq:  TINY).  Of the 41 publicly traded BDCs, as of June 30, 2013, the average price/NAV was 101% and the median price/NAV was 100%, and 22 BDCs (or 54%) were either trading at parity or above net asset value (“NAV”).  Of the four capital appreciation-focused BDCs including us, the price/NAV ranged from 62% to 85%, with an average price/NAV of 77%, and 85% price/NAV for us, based on a June 30, 2013 closing price and a March 31, 2013 NAV.  We had a price/NAV of 87% based on our June 30, 2013 closing price and NAV.

Across the entire BDC category as of June 30, 2013, the average dividend yield over the preceding 12 months was 8.6%, and the median yield was 9.0%.  We are the only BDC among the four focused on capital appreciation that paid a distribution to stockholders in 2012 or in the first half of 2013.  As of June 30, 2013, the dividend yield on our common stock for the twelve months ended June 30, 2013 was 7.5%, which is calculated as the total dividends declared by us (including the September 2013 declared dividend) during such period divided by our $6.78 per share closing stock price as of June 30, 2013.

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

As of June 30, 2013, we have disposed of our entire position in three of our four portfolio companies that have completed IPOs.  Tremor Video is the only publicly traded company in our portfolio as of June 30, 2013, having completed its IPO on June 26, 2013, and our shares of Tremor Video’s common stock are subject to customary lockup restrictions until late December 2013.  We disposed of our entire position in Corsair in connection with Corsair’s sale of a majority interest to a private equity firm.  Accordingly, as of June 30, 2013, 25% of our 20 portfolio company investments either have been sold by us or have completed an IPO.  Three of these portfolio company dispositions generated realized gains, while one of these dispositions resulted in a realized loss.    Overall, we have realized net gains of $4,682,381 from our disposition of these four portfolio companies as of June 30, 2013, and we have paid or declared dividends to our stockholders which are expected to represent nearly 100% of these net realized gains.  However, because of the inherent uncertainty associated with completing IPOs, coupled with the fact that private companies can now submit IPO registration statements confidentially to the SEC under the JOBS Act, there is little that we can do to forecast if and when any of our private portfolio companies will be able to successfully complete IPOs, if at all.

We believe a combination of factors has put selling pressure on our stock, including:  (i) the fact that 58.1% of our net invested capital as of June 30, 2013 represents investments in vintage year 2010 and 2011 portfolio companies that have not yet completed IPOs, (ii) the fact we have experienced write downs in some of our investments, particularly aggregate net unrealized depreciation of $3.8 million on our cleantech portfolio companies,  (iii) our operating expenses for 2012 (the year in which we became fully invested) exceeded our net realized gains for 2012, (iv) as we continue to repurchase our own shares under our stock repurchase program, our net assets decrease and our operating expense ratio corresponding increases, and (v) to date there has been limited public visibility with respect to our private portfolio companies completing an IPO or sale transaction in the future.  We believe our private-to-public valuation arbitrage strategy requires further patience in light of the fact that our vintage year 2011 and 2012 portfolio companies continue to make progress towards IPOs, which if they are successful in doing so, would potentially allow us to dispose of these positions, on average, at our targeted 2x return and within our anticipated four-year holding period.  As discussed above, based on information provided to us by the management of our private portfolio companies as of June 30, 2013, we believe that more than half of our 15 private portfolio companies could complete an IPO or sale transaction during 2014, although a majority of these are expected to occur in the second half of 2014.  However. there can be no assurances that any of these private portfolio companies will complete an IPO in 2014, or at all.  See “IPO Progress of Our Private Portfolio Companies” above.

Our Board of Directors is focused on the current discount between our stock price and net asset value, and we are taking active steps to try to eliminate this discount to net asset value over time.  These steps include continuing permitted purchases of our shares under our stock repurchase program that are accretive to net asset value as well as an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, which includes presenting the Company to the investment community at various investor conferences and holding one-on-one meetings with institutional investors.

In spite of these efforts, we believe that for the foreseeable future BDC investors may be inclined to gravitate to those BDCs that have a demonstrated history of paying consistent dividends in line with the peer group average yield and which have a prospect for continuing to do the same in the future.  Accordingly, we believe that  in order to generate interest among potential BDC investors, we need to achieve the following key milestones:  (i) have more companies publicly file registration statements for and complete IPOs, (ii) complete more successful dispositions of our investments and generate realized gains, (iii) distribute these net realized gains to our stockholders in an amount that is at least equivalent to the yield of other BDCs, and (iv) demonstrate, in some manner, that although our IPOs and corresponding investment dispositions are episodic and unpredictable, that the overall return potential of our stock is sufficiently attractive on a risk-adjusted basis to warrant an investment in our stock. We remain committed to distribute our net realized gains to our stockholders, at least annually, in accordance with the variable distribution policy established by our Board of Directors.  See “Source of Returns and Distributions” above.

Current Business Environment

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments.  Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen.

In the second quarter of 2013, there were 61 IPOs priced in the U.S. that raised an aggregate of $13.0 billion in gross proceeds (or a median IPO size of $101 million), compared to 31 IPOs in the first quarter of 2013 that raised an aggregate of $7.6 billion in gross proceeds (or a median IPO size of $105 million) and 31 IPOs in the second quarter of 2012 that raised an aggregate of $22.7 billion ($6.7 billion excluding Facebook) in gross proceeds (or a median IPO size of $165 million).  The second quarter of 2013 was the most active quarter for U.S. IPOs since the fourth quarter of 2007 when 70 companies completed IPOs.

There were 21 venture capital-backed IPOs in the second quarter of 2013 that raised an aggregate of $2.0 billion in gross proceeds (or an average of $95 million), compared to eight venture capital-backed IPOs in the first quarter of 2013 that raised an aggregate of $600 million in gross proceeds (or an average of $75 million).  Venture capital-backed IPO activity in the second quarter of 2013 was up from the second quarter of 2012 when 11 venture capital-backed IPOs were completed raising an aggregate of $17.1 billion in gross proceeds ($1.1 billion excluding Facebook) for an average of $110 million excluding Facebook.

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

As of June 30, 2013, the VIX Index closed at 16.9, with a high, low and average daily closing value during the six months ended June 30, 2013 of 20.5, 11.3 and 14.2, respectively.  The average daily VIX Index closing value for all of 2012 was 17.8, and the 10-year average (2002-12) was 21.5.  During the second quarter of 2013, the average U.S. IPO return was 21.1%, compared to a return of 2.7% for the S&P 500.  As of June 30, 2013, the S&P 500 closed at 1,606.28 for an increase of 12.6% for the six months ended June 30, 2013.  —As of the end of the second quarter of 2013, all of the technical indicators that we believe drive IPO issuance activity were at favorable levels.

The current business environment is also complicated by global economic uncertainty and regional unrest.  It remains unclear if and how the debt crisis in Europe will develop and whether it will result in a slowing of worldwide economic growth or even trigger a further global financial crisis.  It is unclear if the rising budget deficits in the United States will result in further downgrades in its credit rating.  Any outcome could be heightened potentially should an alternative to U.S. Treasury securities emerge as the global safe-haven for invested capital or should large holders of these securities, such as China, decide to divest of them in large quantities or in full.  Further, any decision by U.S. Federal Reserve to taper its stimulus efforts (including its bond buying program) as a result of improved economic forecasts could cause renewed uncertainty and increase market volatility.  All of this uncertainty could lead to a further broad reduction in risk taken by investors and corporations, which could reduce further the capital available to our portfolio companies, could affect the ability of our portfolio companies to build and grow their respective businesses, and could decrease the liquidity options available to our portfolio companies.

Portfolio Activity and Composition

The total value of our investments in 16 portfolio companies was $52.7 million at June 30, 2013, compared to $65.0 million at December 31, 2012 in 19 portfolio companies.  During the six months ended June 30, 2013, we did not make any portfolio company investments.  However, as a result of our disposition of three portfolio companies generating net proceeds of $14.9 million in the second quarter of 2013, we had currently available funds for additional portfolio company investments as of June 30, 2013, and we are actively seeking new investment opportunities at this time.

The following table summarizes the investment cost, net proceeds and realized gains for the portfolio company positions sold by us during the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Portfolio	Investment		Realized	Investment		Realized
Company	Cost	Net Proceeds	Gain (Loss)	Cost	Net Proceeds	Gain (Loss)

Corsair Components, Inc. (sold in May 2013)	$4,000,080	$4,675,397	$675,317	$4,000,080	$4,675,397	$675,317

LifeLock, Inc. (sold in April / May 2013)	$5,000,000	$8,675,041	$3,675,041	$5,000,000	$8,675,041	$3,675,041

Solazyme, Inc. (sold in May 2013)	$1,505,162	$1,554,982	$49,820	$1,505,162	$1,554,982	$49,820

Total	$10,505,242	$14,905,420	$4,400,178	$10,505,242	$14,905,420	$4,400,178

Our dispositions of LifeLock and Solazyme, each a publicly traded portfolio company, were made in open market transactions.  We sold our entire position in Corsair in connection with Corsair’s sale of a majority interest to a private equity firm.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$37,858,927	$40,260,000	76.38%	$41,858,928	$43,087,120	66.26%
Common Stock	8,862,386	6,220,000	11.80%	12,273,466	12,880,000	19.81%
Common Stock Warrants	610,860	1,370,000	2.60%	1,199,860	982,878	1.51%

Subtotal - Private Portfolio Companies	47,332,173	47,850,000	90.78%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	4,000,001	4,859,984	9.22%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$51,332,174	$52,709,984	100.00%	$61,837,416	$65,023,706	100.00%

The following table summarizes the composition of the Company’s investment portfolio by industry classification at cost and fair value as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
			Percentage			Percentage
Industry Classification	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Internet & Software	$29,328,850	$35,889,984	68.09%	$34,328,850	$37,833,875	58.19%
Cleantech	13,897,137	10,100,000	19.16%	15,402,299	14,019,831	21.56%
Technology	8,106,187	6,720,000	12.75%	12,106,267	13,170,000	20.25%

Total	$51,332,174	$52,709,984	100.00%	$61,837,416	$65,023,706	100.00%

Our common stock in Tremor Video, our only publicly traded portfolio company as of June 30, 2013, is subject to a lockup restriction that lapses in late December 2013.  We purchased shares of Tremor Video’s Series F convertible preferred stock for a total investment cost of $4.0 million, on September 6, 2011.  Based on the special Series F conversion rights upon an IPO, we received approximately 599,998 shares of common stock upon conversion, with each share of common stock having a cost basis of $6.67.  As of March 31, 2013, our investment in Tremor Video had a fair value of $3.9 million.  The closing market price of Tremor Video’s common stock as of June 30, 2013 was $9.00, and our investment had a fair value of $4.9 million as of June 30, 2013, based on a 10% discount for lack of marketability that will be applied during the lockup restriction period.

During the three months ended June 30, 2013, net unrealized appreciation on our investments decreased by $3,065,557, from net unrealized appreciation of $4,443,367 at March 31, 2013 to net unrealized appreciation of $1,377,810 at June 30, 2013.  During the six months ended June 30, 2013, net unrealized appreciation on our investments decreased by $1,808,480, from net unrealized appreciation of $3,186,290 at December 31, 2012 to net unrealized appreciation of $1,377,810 at June 30, 2013.  However, the change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2013 was significantly affected by our disposition of three portfolio companies during the second quarter of 2013.  For the three and six months ended June 30, 2013, net unrealized appreciation on our investments that we held at June 30, 2013 increased by $1,670,692 and $1,359,986, respectively.  The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2013 for:  (i) our portfolio company investments sold during the six months ended June 30, 2013, and (ii) our portfolio company investments held at June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Six Months Ended June 30, 2013
Corsair Components, Inc. (sold in May 2013)	$675,317	$(991,920)	$675,317	$(1,599,920)
LifeLock, Inc. (sold in April / May 2013)	3,675,041	(4,095,660)	3,675,041	(1,911,002)
Solazyme, Inc. (sold in May 2013)	49,820	351,331	49,820	342,456

Subtotal - Portfolio Company Investments Sold During Six Months Ended June 30, 2013	4,400,178	(4,736,249)	4,400,178	(3,168,466)

Portfolio Company Investments Held at June 30, 2013	-	1,670,692	-	1,359,986

Total - All Portfolio Companies	$4,400,178	$(3,065,557)	$4,400,178	$(1,808,480)

As of June 30, 2013, the cost, value and unrealized appreciation (or write-up) of each of our portfolio companies held at June 30, 2013 is set forth below.

				Write-Up
Portfolio Company	Cost	Value	Write-Ups	as % of Cost

Xtime, Inc.	$3,000,000	$5,100,000	$2,100,000	70%
SilkRoad, Inc.	5,000,000	6,680,000	1,680,000	34%
Harvest Power, Inc.	2,499,999	3,370,000	870,001	35%
Tremor Video, Inc.	4,000,001	4,859,984	859,983	21%
Metabolon, Inc.	4,000,000	4,840,000	840,000	21%
TrueCar, Inc.	2,999,996	3,510,000	510,004	17%
Zoosk, Inc.	2,999,999	3,510,000	510,001	17%
Glam Media, Inc.	4,999,999	5,430,000	430,001	9%
Jumptap, Inc.	4,999,995	5,380,000	380,005	8%
Kabam, Inc.	1,328,860	1,420,000	91,140	7%

Total	$35,828,849	$44,099,984	$8,271,135	23%

As of June 30, 2013, the cost, value and unrealized depreciation (or write-down) of each of our portfolio companies held at June 30, 2013 is set forth below.

				Write-Down
Portfolio Company	Cost	Value	Write-Downs	as % of Cost

Livescribe, Inc.	$606,187	$-	$(606,187)	-100%
MBA Polymers, Inc.	2,000,000	1,340,000	(660,000)	-33%
Suniva, Inc.	2,500,007	1,410,000	(1,090,007)	-44%
BrightSource Energy, Inc.	2,897,131	1,490,000	(1,407,131)	-49%
Agilyx Corporation	4,000,000	2,490,000	(1,510,000)	-38%
Stoke, Inc.	3,500,000	1,880,000	(1,620,000)	-46%

Total	$15,503,325	$8,610,000	$(6,893,325)	-44%

The incentive fees payable to our investment adviser are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by the unrealized depreciation (or write-downs) on our investments that have a fair value below our investment cost and incentive fees previously paid.  See “Investment Advisory and Administrative Services Agreement” below.

As of June 30, 2013, no incentive fees related to our cumulative net realized gains of $4,682,381 would be payable to the investment adviser since the total unrealized depreciation (or write-downs) of $6,893,325 exceeds our cumulative net realized gains.   Accordingly, our investment adviser will not be paid an incentive fee, despite the accrual of incentive fees in our financial statements under generally accepted accounting principles, until our cumulative net realized gains exceed our total unrealized depreciation (or write-downs) and, in such case, the incentive fee would only be paid on the amount of the cumulative net realized gains in excess of our total unrealized depreciation (or write-downs).

As of June 30, 2013, we held investments in 15 private portfolio companies that either do not have a registration statement publicly on file with the SEC or have not publicly announced the submission of a registration for confidential review by the SEC.  One of the provisions of the Jumpstart Our Business Start-ups Act (“JOBS Act”) (signed into law on April 5, 2012) allows issuers that qualify as “Emerging Growth Companies” to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing.  Companies that submit a registration statement for confidential review by the SEC may elect to publicly announce that they have made such a confidential submission without disclosing the content of such submission.

For additional discussion of the change in net unrealized appreciation (depreciation) on our portfolio company investments during the three and six months ended June 30, 2013, see “Results of Operations” below.

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

On June 26, 2013, Tremor Video priced its IPO at $10.00 per share.  The shares of Tremor Video’s common stock began trading on the New York Stock Exchange under the ticker symbol “TRMR” on June 27, 2013.  In connection with Tremor Video’s IPO, the Series F preferred stock we held automatically converted into approximately 599,998 shares of Tremor Video’s common stock, based on an adjusted conversion price of $6.67 per share.  The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.5x our investment cost.  The shares of Tremor Video’s common stock we received upon conversion of the Series F preferred stock are subject to a 180-day lockup provision which expires in late December 2013.

At June 30, 2013, our common stock investment in Tremor Video was valued at $4,859,984, or $8.10 per share, based on a fair value determination made in good faith by our Board of Directors, which represented a 10% discount to Tremor Video’s closing market price of $9.00 at June 30, 2013.

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

On April 22, 2011, BrightSource filed a registration statement on Form S-1 for a $250 million IPO of its common stock.  After filing a number of amendments to its registration statement, the last of which was filed on March 30, 2012, BrightSource withdrew its registration statement on April 12, 2012.  On October 24, 2012, BrightSource completed an initial closing of its Series 1 convertible preferred stock financing, in which we invested $397,125 to acquire 26,475 shares of Series 1 preferred stock.  Immediately prior to the Series 1 financing, all outstanding shares of preferred stock were automatically converted into common stock on a 1-for-1 basis, after giving effect to a 1-for-3 reverse stock split, which was effected in March 2012.  As such, our 288,531 shares of Series E Preferred Stock on a pre-split basis were converted into 96,177 shares of common stock.  Because we made our full pro-rata investment in the Series 1 financing, we also received:  (i) 2,500,005 shares of Series 1A preferred stock, which have a liquidation preference of $1.00 per share but are subordinate to the most senior liquidation preference of the Series 1 preferred stock, and (ii) 36,795 shares of common stock to compensate existing preferred stock investors for the potential dilutive effect of BrightSource's option pool increase.  The Series 1A preferred shares are not convertible into common stock and would be canceled upon an IPO.

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

At June 30, 2013, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1 convertible preferred stock investment in BrightSource was valued at $250,000, (ii) our Series 1A preferred stock investment in BrightSource was valued at $410,000, and (iii) our common stock investment in BrightSource was valued at $830,000.  On a combined basis, our investments in BrightSource’s Series 1 and 1A preferred stock and common stock have an aggregate cost of $2,897,131 and an aggregate fair value, as of June 30, 2013, of $1,490,000.  See “Recent Developments” below.

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

Subsequent to our initial investment in the Series C convertible preferred stock and warrants of Livescribe, we participated in follow-on investments in Livescribe’s Series C-1 and C-2 preferred stock financings.   In November 2012, Livescribe closed on a convertible note financing.  Because we did not participate in the convertible note financing: (i) the Series C, C-1 and C-2 preferred stock we held in Livescribe were automatically converted into common stock at an unfavorable rate (one share for each 2.5 conversion shares), and (ii) the Series C and C-1 preferred stock warrants we held in Livescribe were canceled.  Concurrent with the convertible note financing, Livescribe completed a 1-for-100 reverse stock split.  Our investment adviser’s decision not to invest in Livescribe’s convertible debt financing was based on our investment adviser’s belief that an IPO by Livescribe was not likely in the foreseeable future.  Following the foregoing conversion and cancellation, our investment in Livescribe’s common stock does not represent an investment in Livescribe’s most senior equity securities since existing preferred stock investors that participated in the convertible note financing received a newly-issued series of preferred stock in exchange for the shares of preferred stock they previously held. Accordingly, although Livescribe continues to operate its business as of June 30, 2013, we believe that the common stock has no value as of June 30, 2013 since any value will be attributed to preferred securities.

In connection with the conversion of the Series C, C-1 and C-2 preferred stock we held in Livescribe and the cancellation of the Series C and C-1 preferred stock warrants we held in Livescribe, the aggregate cost basis of our preferred stock and preferred stock warrant investments of $606,187 was assigned to our 9,686 shares of common stock of Livescribe.  At June 30, 2013, our common stock investment in Livescribe was valued at $0 based on a fair value determination made in good faith by our Board of Directors.

MBA Polymers, Inc.  On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million.  MBA Polymers is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers is currently in the process of relocating its corporate headquarters from Richmond, California to the United Kingdom.  At June 30, 2013, our Series G convertible preferred stock investment in MBA Polymers was valued at $1,340,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On March 30, 2012, Harvest Power completed the $110 million initial closing of a Series C convertible preferred stock financing from new and existing investors.  Harvest Power completed an additional tranche of the Series C round for $15 million in July 2012.  As a result of the Series C round, our investment in Harvest Power’s Series B preferred stock does not represent an investment in Harvest Power’s most senior equity securities.  Further, as part of the Series C convertible preferred stock financing, the preferred dividends on our Series B convertible preferred stock were changed from a cumulative to a non-cumulative dividend.  At June 30, 2013, our Series B convertible preferred stock investment in Harvest Power was valued at $3,370,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At June 30, 2013, our Series D convertible preferred stock investment in Suniva was valued at $1,410,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On October 5, 2012, Xtime completed a Series 2 convertible preferred stock financing in which we did not participate.  Immediately prior to the closing of the Series 2 financing, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) converted their existing preferred stock into:  (i) newly-created Series 1A and 1B convertible preferred stock, and (ii) warrants to acquire additional shares of Xtime’s common stock which grant the holder the right to acquire additional shares of common stock, calculated at the time of Xtime' IPO based on the actual IPO price, at an exercise price of $0.01 per share (“IPO Warrants”).  As a holder of Series F preferred stock, we received one share of Series 1A preferred stock for each share of Series F preferred stock that we held, no shares of Series 1B preferred stock, and IPO Warrants that are exercisable upon Xtime's IPO.  Following the Series 2 financing, the holders of Series 2 and Series 1A preferred stock have, on an equal priority, pari passu basis, a senior right and preference (before the Series 1B preferred stock and the common stock) to any dividends declared or any distribution of assets in liquidation.  We continue to hold warrants to acquire 22,581 shares of Xtime common stock which we received as part of the Series F preferred stock investment.

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

At June 30, 2013, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1A convertible preferred stock investment in Xtime was valued at $3,730,000, (ii) our IPO Warrants in Xtime were valued at $1,350,000, and (iii) our warrants to acquire 22,581 shares of Xtime common stock were valued at $20,000.  On a combined basis, our investment in Xtime’s Series 1A preferred stock, common stock warrants and the IPO Warrants have an aggregate cost of $3,000,000 and an aggregate fair value, as of June 30, 2013, of $5,100,000.

Metabolon, Inc.  On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”).  Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor.  Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells.  Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer.  At June 30, 2013, our Series D convertible preferred stock investment in Metabolon was valued at $4,840,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc.  On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”).  Our investment in Kabam was part of an $86 million Series D preferred stock offering.  Founded in 2006 and headquartered in Redwood City, California, Kabam is an Internet-based social gaming company that combines the immersion of massively multiplayer games with the connectivity and interaction of social games.  At June 30, 2013, our Series D convertible preferred stock investment in Kabam was valued at $1,420,000 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc.  On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”).  Our investment in TrueCar was part of a $50 million common stock offering.  Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment.  Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle.  At June 30, 2013, our common stock investment in TrueCar was valued at $3,510,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At June 30, 2013, our Series C convertible preferred stock investment in Agilyx was valued at $2,490,000 based upon a fair value determination made in good faith by our Board of Directors.

Zoosk, Inc.  On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”).  Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering.  Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities.  At June 30, 2013, our Series E convertible preferred stock investment in Zoosk was valued at $3,510,000 based upon a fair value determination made in good faith by our Board of Directors.

SilkRoad, Inc.  On March 28, 2012, we made a $3,500,000 investment in the Series C convertible preferred stock of SilkRoad, Inc. (“SilkRoad”).  On May 9, 2012, we made an additional investment of $1,500,000 in a second tranche of SilkRoad’s Series C convertible preferred stock financing.  SilkRoad raised a total of $35 million in the Series C convertible preferred stock financing from new and existing investors in the initial and second tranches.  On July 17, 2012, SilkRoad raised an additional $2.9 million in a third tranche of the Series C round at the same price and on the same terms as our investment. Founded in 2003 and headquartered in Chicago, Illinois, SilkRoad is a global provider of cloud-based social talent management software.  At June 30, 2013, our Series C convertible preferred stock investment in SilkRoad was valued at $6,680,000 based upon a fair value determination made in good faith by our Board of Directors.

Glam Media, Inc.  On May 25, 2012, we completed a $4,999,999 investment in the Series F convertible preferred stock of Glam Media, Inc. (“Glam Media”).  Our investment in Glam Media was part of a $15 million Series F convertible preferred stock offering, in which we were the lead investor.  On May 9, 2013, Glam Media issued $10 million of Series F convertible preferred stock to an existing investor in an additional closing.  Founded in 2004 and headquartered in Brisbane, California, Glam Media is an online media and social networking company focused on matching targeted audiences with targeted content through its properties in the lifestyle, entertainment, home, health and wellness, food and parenting categories.  At June 30, 2013, our Series F convertible preferred stock investment in Glam Media was valued at $5,430,000 based upon a fair value determination made in good faith by our Board of Directors.

Stoke, Inc.  On June 5, 2012, we completed a $3,500,000 investment in the common stock of Stoke, Inc. (“Stoke”).  Our investment in Stoke was structured as a secondary purchase of shares of common stock from certain Stoke employees, and we were the sole investor.  Our secondary purchase was facilitated by Stoke.  Since Stoke has shares of preferred stock outstanding, our common stock investment in Stoke does not represent an investment in Stoke’s most senior equity securities.  Founded in 2004 and headquartered in Santa Clara, California, Stoke is a systems designer and equipment manufacturer for mobile communications infrastructure networks.  At June 30, 2013, our common stock investment in Stoke was valued at $1,880,000 based upon a fair value determination made in good faith by our Board of Directors.

Jumptap, Inc.  On June 29, 2012, we completed a $4,999,995 investment in the Series G convertible preferred stock of Jumptap, Inc. (“Jumptap”). Our investment in Jumptap was part of a $27.5 million Series G convertible preferred stock offering, in which we were the lead investor.  Founded in 2005 and headquartered in Cambridge, Massachusetts, Jumptap is a mobile advertising network and data platform that helps global brands to target, place and track advertising on mobile phones and tablets.  At June 30, 2013, our Series G convertible preferred stock investment in Jumptap was valued at $5,380,000 based upon a fair value determination made in good faith by our Board of Directors.

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

Set forth below are the results of operations for the three and six months ended June 30, 2013 and 2012.

Comparison of Three Months Ended June 30, 2013 and 2012

Investment Income. For the three months ended June 30, 2013 and 2012, we earned interest and dividend income from money market investments of $844 and $1,098, respectively, a decrease of $254 compared to the prior period.  This decrease is due to increased investment activity resulting in lower levels of cash and cash equivalents.  No other investment income was recorded during the three months ended June 30, 2013 and 2012.

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

Operating Expenses.  Our primary operating expenses include the payment of:  (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses as detailed below.  Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  See “Investment Advisory and Administrative Services Agreement” below.  We bear all other expenses of our operations and transactions, including, without limitation:

●	Costs of calculating our net asset value, including the cost of any third-party valuation services;

●	Costs of effecting sales and repurchases of shares of our common stock and other securities;

●	Fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	Costs related to organization and offerings;

●	Transfer agent and custodial fees;

●	Fees and expenses associated with marketing efforts;

●	Federal and state registration fees;

●	Any stock exchange listing fees;

●	Applicable federal, state and local taxes;

●	Independent directors’ fees and expenses;

●	Brokerage commissions;

●	Costs of proxy statements, stockholders’ reports and notices;

●	Public and investor relations expenses;

●	Fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	Direct costs such as printing, mailing, and long distance telephone;

●	Fees and expenses associated with independent audits and outside legal costs;

●	Costs associated with our reporting and compliance obligations under the 1940 Act, Sarbanes-Oxley Act, and applicable federal and state securities laws; and

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

Operating expenses for the three months ended June 30, 2013 and 2012 were $1,326,310 and $909,766, respectively, an increase of $416,544 compared to the prior period.  A summary of the items comprising the increase in our operating expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is set forth in the table below.

	Three Months Ended
	June 30,	June 30,	Increase /
	2013	2012	(Decrease)
Operating Expenses
Base management fees	$368,882	$384,404	$(15,522)
Incentive fees	266,924	(9,709)	276,633
Administrative expenses allocated from investment adviser	162,517	155,246	7,271
Legal and professional fees	289,485	97,811	191,674
Directors fees	40,000	40,000	-
Stock transfer agent fees	12,735	21,061	(8,326)
Custody fees	1,500	250	1,250
Public and investor relations expenses	2,156	53,738	(51,582)
Printing and production expenses	7,523	27,954	(20,431)
Postage and fulfillment expenses	8,060	35,926	(27,866)
Travel expenses	20,552	18,194	2,358
General and administrative expenses	145,976	84,891	61,085

Total Operating Expenses	$1,326,310	$909,766	$416,544

The decrease of $15,522 in base management fees for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was the result of a decrease in our gross assets on which the base management fee is calculated.

The increase of $276,633 in incentive fees for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was the result of a decrease of $3,065,557 in net unrealized appreciation and $4,400,178 of net realized gains on our portfolio company investments during the three months ended June 30, 2013, compared to a decrease of $319,247 in net unrealized appreciation and $270,701 of net realized gains on our portfolio company investments during three months ended June 30, 2012.  See “Investment Advisory and Administrative Services Agreement” below.

The increase of $7,271 in administrative expenses allocated from our investment adviser for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $191,674 in legal and professional fees for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily the result of increases in legal fees of $196,730 and audit fees of $40,000 related to the withdrawal of our registration statement for a contemplated underwritten offering of our common stock in May 2013, partially offset by decreases in third party valuation fees of $40,231.

The decrease of $8,326 in stock transfer agent fees for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was the result of a reduction in certain ancillary services during the three months ended June 30, 2013.

The increase of $1,250 in custody fees for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was the result of an increase in the monthly custody fees we are charged beginning in 2013. The decrease of $51,582 in public and investor relations fees during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily the result of the expiration of the service contract with our retainer fee-based public relations firm in 2013, which was not extended.

The decrease of $20,431 in printing and production expenses and $27,866 in postage and fulfillment expenses during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily the result of a reduction in printing, production, postage and fulfillment costs related to our 2013 annual stockholders meeting compared to our 2012 annual stockholders meeting in which we incurred additional expenses to obtain stockholder approval to sell our shares of common stock below net asset value.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began prior to the listing of our common stock on Nasdaq Capital Market in December 2011.  We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets from time to time to raise additional capital to fund additional portfolio company investments.  We continue to take active steps to try to eliminate, over time, the current discount between our stock price and our net asset value.  These steps include our stock repurchase program as well as an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, which includes presenting the Company to the investment community at various investor conferences and holding one-on-one meetings with institutional investors.  While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in the Company and an active trading market for our shares.

The increase of $2,358 in travel expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was the result of travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors.

The increase of $61,085 in general and administrative expenses during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily the result of increases in Edgar filing and printing costs of $50,629 related to the withdrawal of our registration statement for a contemplated underwritten offering of our common stock in May 2013 and insurance expenses.

Our operating expenses (excluding base management fees, incentive fees, and costs related to our withdrawn registration statement in the second quarter of 2013) for the three months ended June 30, 2013 and 2012 were $403,146 and $535,071, respectively, a decrease of $131,925 compared to the prior period.  This decrease was primarily related to decreases in stock transfer agent fees, public and investor relations expenses, printing and production expenses, and postage and fulfillment expenses, as discussed above.

We are currently projecting operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2013 of about $2.0 to $2.5 million based on our current capital base, which includes $250,000 projected for our investor relations program and corporate branding campaign initiatives for the second half of 2013.  While we expect to continue our focus on an investor relations program and corporate branding campaign designed to increase interest in the Company and an active trading market for our shares in an effort to eliminate the current discount between our stock price and our net asset value, we are continuing to carefully examine our operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for potential reductions in light of our current capital base.  However, we believe there are limited opportunities for further operating cost reductions.  Accordingly, our operating expenses at our current capital level will continue to impact our returns to stockholders.  To the extent we are able to raise additional capital, our operating expenses should be a lesser percentage burden on the return to our stockholders.

Our Board of Directors currently intends to continue to distribute any net realized gains to our stockholders.  As a result, we intend to undertake a series of equity or debt financings to increase our capital base in a meaningful way to allow us to make additional portfolio company investments.  If we are able to increase our capital base through a series of financings, we expect that our operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) will increase at a rate of not more than 50% of the percentage increase in our capital base.  Accordingly, based on our current level of assets and any proceeds we raise from future equity offerings, we would expect our annualized operating expense ratio to decline as we raise more capital since the rate of increase in total operating expenses (including base management fees) should be less than the rate of increase in our net assets as a result of an equity offering.  However, if we are unable to complete a series of financings to increase our capital base, we expect that our net assets will decline as a result of our operating expenses which, in turn, will increase our operating expense ratio.

Net Investment Loss.  Net investment losses for the three months ended June 30, 2013 and 2012 were $1,325,466 and $908,668, respectively.  The increase of $416,798 in net investment loss for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is attributable to an increase in our operating expenses of $416,544 and a decrease in our interest and dividend income of $254.

Basic and diluted net investment loss per common share outstanding was $0.15 for the three months ended June 30, 2013 compared to basic and diluted net investment loss per common share outstanding of $0.10 for the three months ended June 30, 2012.

Net Realized Gains on Investments.  For the three months ended June 30, 2013 and 2012, net realized gains on investments totaled $4,400,178 and $270,701, respectively.  During the three months ended June 30, 2013, we sold our entire positions in Corsair, LifeLock and Solazyme.  For additional information regarding the investment cost, net proceeds and realized gains for each of the portfolio company positions sold by us during the three months ended June 30, 2013, see “Portfolio Activity and Composition” above.

During the three months ended June 30, 2012, we sold 45,000 shares of Solazyme’s common stock having an aggregate cost of $398,484 for an aggregate net sales price of $669,185, resulting in a realized gain of $270,701.

Net Increase (Decrease) in Unrealized Appreciation on Investments.  For the three months ended June 30, 2013 and 2012, the net decrease in unrealized appreciation on our investments totaled $3,065,557 and $319,247, respectively.

The following table summarizes the cost and value of our portfolio company investments as of June 30, 2013 and March 31, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $3,065,557 for the three months ended June 30, 2013.

	June 30, 2013			March 31, 2013
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Xtime, Inc.	$3,000,000	$5,100,000	$2,100,000	$3,000,000	$4,612,167	$1,612,167	$487,833
SilkRoad, Inc.	5,000,000	6,680,000	1,680,000	5,000,000	6,630,000	1,630,000	50,000
Harvest Power, Inc.	2,499,999	3,370,000	870,001	2,499,999	3,540,000	1,040,001	(170,000)
Tremor Video, Inc.	4,000,001	4,859,984	859,983	4,000,001	3,860,000	(140,001)	999,984
Metabolon, Inc.	4,000,000	4,840,000	840,000	4,000,000	4,710,000	710,000	130,000
TrueCar, Inc.	2,999,996	3,510,000	510,004	2,999,996	2,850,000	(149,996)	660,000
Zoosk, Inc.	2,999,999	3,510,000	510,001	2,999,999	3,000,000	1	510,000
Glam Media, Inc.	4,999,999	5,430,000	430,001	4,999,999	5,600,000	600,001	(170,000)
Jumptap, Inc.	4,999,995	5,380,000	380,005	4,999,995	5,320,000	320,005	60,000
Kabam, Inc.	1,328,860	1,420,000	91,140	1,328,860	1,120,000	(208,860)	300,000
LifeLock, Inc.	-	-	-	5,000,000	9,095,660	4,095,660	(4,095,660)
Corsair Components, Inc.	-	-	-	4,000,080	4,992,000	991,920	(991,920)
Solazyme, Inc.	-	-	-	1,505,162	1,153,831	(351,331)	351,331
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-
MBA Polymers, Inc.	2,000,000	1,340,000	(660,000)	2,000,000	770,000	(1,230,000)	570,000
Suniva, Inc.	2,500,007	1,410,000	(1,090,007)	2,500,007	1,290,000	(1,210,007)	120,000
BrightSource Energy, Inc.	2,897,131	1,490,000	(1,407,131)	2,897,131	2,637,125	(260,006)	(1,147,125)
Agilyx Corporation	4,000,000	2,490,000	(1,510,000)	4,000,000	2,350,000	(1,650,000)	140,000
Stoke, Inc.	3,500,000	1,880,000	(1,620,000)	3,500,000	2,750,000	(750,000)	(870,000)

Total	$51,332,174	$52,709,984	$1,377,810	$61,837,416	$66,280,783	$4,443,367	$(3,065,557)

The net decrease in unrealized appreciation on investments of $3,065,557 for the three months ended June 30, 2013, or $0.34 per common share outstanding during the period, was comprised of:  (i) a net decrease in unrealized appreciation of $4,736,249 on Corsair, Solazyme and LifeLock, which we disposed of during the second quarter of 2013, partially offset by (ii) a net increase in unrealized appreciation of $1,670,692 on our portfolio company investments held at June 30, 2013.  See “Portfolio Activity and Composition” above.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended June 30, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The appreciation or depreciation of specific portfolio company investments can be attributed a variety of reasons, including without limitation the following:

●
A change in the portfolio company’s financial condition or operating performance compared to projections, and any significant changes to the portfolio company’s most recent projections relative to previous projections.

●
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

●
The establishment of a new precedent transaction value based on a more recent transaction involving the portfolio company’s equity securities, whether or not we participated in such transaction, taking into account the price, rights, preferences and limitations of the equity securities.

●
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

●	A change in the weightings among the values obtained under the market or income approaches used to determine the marketable equity value of a portfolio company.

●	A subsequent financing affecting the rights, preferences and limitations of our equity securities.

●
The use of a cost, or liquidation, approach to value our equity securities in a portfolio company, where recent performance or the uncertainty of obtaining additional financing may indicate the portfolio company’s inability to continue as a going concern.

●	A change in the weightings among the precedent transaction and various exit scenarios such as IPO, sale, or liquidation in deriving the value of our equity securities in a portfolio company.

●
A change in the discount for lack of marketability applied to the marketable value of our equity securities under the IPO and sale exits due to a significant change in the time frame in which the portfolio company expects to pursue or complete an IPO or sale.

The following table summarizes the cost and value of our portfolio company investments as of June 30, 2012 and March 31, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $319,247 for the three months ended June 30, 2012.

	June 30, 2012			March 31, 2012
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
Livescribe, Inc.	$587,752	$180,412	$(407,340)	$569,316	$187,988	$(381,328)	$(26,012)
MBA Polymers, Inc.	2,000,000	2,240,000	240,000	2,000,000	2,000,000	-	240,000
BrightSource Energy, Inc.	2,500,006	2,190,000	(310,006)	2,500,006	2,500,006	-	(310,006)
Harvest Power, Inc.	2,499,999	3,500,000	1,000,001	2,499,999	3,500,000	1,000,001	-
Suniva, Inc.	2,500,007	1,510,000	(990,007)	2,500,007	1,900,000	(600,007)	(390,000)
Xtime, Inc.	3,000,000	3,749,040	749,040	3,000,000	3,009,156	9,156	739,884
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)
Metabolon, Inc.	4,000,000	4,000,000	-	4,000,000	4,000,000	-	-
Kabam, Inc.	1,328,860	1,100,000	(228,860)	1,328,860	1,328,860	-	(228,860)
Tremor Video, Inc.	4,000,001	4,000,001	-	4,000,001	4,000,001	-	-
TrueCar, Inc.	2,999,996	2,999,996	-	2,999,996	2,999,996	-	-
Agilyx Corporation	4,000,000	4,000,000	-	4,000,000	4,000,000	-	-
Zoosk, Inc.	2,999,999	2,999,999	-	2,999,999	2,999,999	-	-
LifeLock, Inc.	5,000,000	5,000,000	-	5,000,000	5,000,000	-	-
SilkRoad, Inc.	5,000,000	5,000,000	-	3,500,000	3,500,000	-	-
Glam Media, Inc.	4,999,999	4,999,999	-	-	-	-	-
Stoke, Inc.	3,500,000	3,500,000	-	-	-	-	-
Jumptap, Inc.	4,999,995	4,999,995	-	-	-	-	-

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	1,000,000	790,400	(209,600)	1,000,000	756,800	(243,200)	33,600
Solazyme, Inc.	1,505,162	2,056,185	551,023	1,903,646	2,822,522	918,876	(367,853)

Total	$62,421,856	$64,416,027	$1,994,171	$47,801,910	$50,115,328	$2,313,418	$(319,247)

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the three months ended June 30, 2012 reflects the change in market prices for these portfolio companies.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended June 30, 2012 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information. The net increase in our net assets resulting from operations for the three months ended June 30, 2013 was $9,155, which included $4,400,178 in net realized gains and $3,065,577 in net unrealized depreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the three months ended June 30, 2012 of $957,214, which included $270,701 in net realized gains and $319,247 in net unrealized depreciation on investments recorded during such period.

Basic and diluted net increase in net assets resulting from operations per common share was less than $0.01 for the three months ended June 30, 2013, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.10 per common share for the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

Investment Income. For the six months ended June 30, 2013 and 2012, we earned interest and dividend income from money market investments of $1,244 and $2,840, respectively, a decrease of $1,596 compared to the prior period.  This decrease is due to increased investment activity resulting in lower levels of cash and cash equivalents.  No other investment income was recorded during the six months ended June 30, 2013 and 2012.

Operating Expenses.  Operating expenses for the six months ended June 30, 2013 and 2012 were $2,627,374 and $2,113,128, respectively, an increase of $514,246 compared to the prior period.  A summary of the items comprising the increase in our operating expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is set forth in the table below.

	Six Months Ended
	June 30,	June 30,	Increase /
	2013	2012	(Decrease)
Operating Expenses
Base management fees	$735,431	$768,066	$(32,635)
Incentive fees	518,339	211,381	306,958
Administrative expenses allocated from investment adviser	336,764	319,273	17,491
Legal and professional fees	485,557	291,372	194,185
Directors fees	80,000	80,000	-
Stock transfer agent fees	32,057	29,166	2,891
Custody fees	3,000	500	2,500
Public and investor relations expenses	50,758	90,211	(39,453)
Printing and production expenses	62,726	54,688	8,038
Postage and fulfillment expenses	31,971	55,240	(23,269)
Travel expenses	58,430	44,621	13,809
General and administrative expenses	232,341	168,610	63,731

Total Operating Expenses	$2,627,374	$2,113,128	$514,246

The decrease of $32,635 in base management fees for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was the result of a decrease in our gross assets on which the base management fee is calculated.

The increase of $306,958 in incentive fees for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was the result of a decrease of $1,808,480 in net unrealized appreciation and $4,400,178 of net realized gains on our portfolio company investments during the six months ended June 30, 2013, compared to an increase of $653,271 in net unrealized appreciation and $403,631 of net realized gains on our portfolio company investments during the six months ended June 30, 2012.  See “Investment Advisory and Administrative Services Agreement” below.

The increase of $17,491 in administrative expenses allocated from our investment adviser for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $194,185 in legal and professional fees for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of increases in legal fees of $196,730 and audit fees of $40,000 related to the withdrawal of our registration statement for a contemplated underwritten offering of our common stock in the May 2013, partially offset by decreases in third party valuation fees of $33,125.

The increase of $2,891 in stock transfer agent fees for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was the result of a negotiated fee reduction during the six months ended June 30, 2012.

The increase of $2,500 in custody fees for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was the result of an increase in the monthly custody fees we are charged beginning in 2013.

The decrease $39,453 in public and investor relations fees during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of the expiration of the service contract with our retainer fee-based public relations firm in 2013, which was not extended.

The increase of $8,038 in printing and production expenses during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of increased printing and production volume of investor and marketing materials.

The decrease of $23,269 in postage and fulfillment expenses during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of a reduction in postage and fulfillment costs related to our 2013 annual stockholders meeting compared to our 2012 annual stockholders meeting in which we incurred additional expenses to obtain stockholder approval to sell our shares of common stock below net asset value.

The increase of $13,809 in travel expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was the result of travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors.

The increase of $63,731 in general and administrative expenses during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily the result of increases in Edgar filing and printing costs of $50,629 related to the withdrawal of our registration statement for a contemplated underwritten offering of our common stock in May 2013 and insurance expenses.

Net Investment Loss.  Net investment losses for the six months ended June 30, 2013 and 2012 were $2,626,130 and $2,110,288 respectively.  The increase of $515,842 in net investment loss for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is attributable to an increase in our operating expenses of $514,246 and a decrease in our interest and dividend income of $1,596.

Basic and diluted net investment loss per common share outstanding was $0.29 for the six months ended June 30, 2013 compared to basic and diluted net investment loss per common share outstanding of $0.23 for the six months ended June 30, 2012.

Net Realized Gains on Investments.  For the six months ended June 30, 2013 and 2012, net realized gains on investments totaled $4,400,178 and $403,631, respectively.  During the six months ended June 30, 2013, we sold our entire positions in Corsair, LifeLock and Solazyme.  For additional information regarding the investment cost, net proceeds and realized gains for each of the portfolio company positions sold by us during the six months ended June 30, 2013, see “Portfolio Activity and Composition” above.

During the six months ended June 30, 2012, we sold 65,000 shares of Solazyme’s common stock having an aggregate cost of $575,588 for an aggregate net sales price of $979,219, resulting in a realized gain of $403,631.

Net Increase (Decrease) in Unrealized Appreciation on Investments.  For the six months ended June 30, 2013, the net decrease in unrealized appreciation on investments totaled $1,808,480.  For the six months ended June 30, 2012, the net increase in unrealized appreciation on investments totaled $653,271.

The following table summarizes the cost and value of our portfolio company investments as of June 30, 2013 and December 31, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $1,808,480 for the six months ended June 30, 2013.

	June 30, 2013			December 31, 2012
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Xtime, Inc.	$3,000,000	$5,100,000	$2,100,000	$3,000,000	$4,442,878	$1,442,878	$657,122
SilkRoad, Inc.	5,000,000	6,680,000	1,680,000	5,000,000	5,720,000	720,000	960,000
Harvest Power, Inc.	2,499,999	3,370,000	870,001	2,499,999	3,540,000	1,040,001	(170,000)
Tremor Video, Inc.	4,000,001	4,859,984	859,983	4,000,001	3,850,000	(150,001)	1,009,984
Metabolon, Inc.	4,000,000	4,840,000	840,000	4,000,000	4,530,000	530,000	310,000
TrueCar, Inc.	2,999,996	3,510,000	510,004	2,999,996	2,680,000	(319,996)	830,000
Zoosk, Inc.	2,999,999	3,510,000	510,001	2,999,999	3,080,000	80,001	430,000
Glam Media, Inc.	4,999,999	5,430,000	430,001	4,999,999	5,170,000	170,001	260,000
Jumptap, Inc.	4,999,995	5,380,000	380,005	4,999,995	4,999,995	-	380,005
Kabam, Inc.	1,328,860	1,420,000	91,140	1,328,860	980,000	(348,860)	440,000
LifeLock, Inc.	-	-	-	5,000,000	6,911,002	1,911,002	(1,911,002)
Corsair Components, Inc.	-	-	-	4,000,080	5,600,000	1,599,920	(1,599,920)
Solazyme, Inc.	-	-	-	1,505,162	1,162,706	(342,456)	342,456
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-
MBA Polymers, Inc.	2,000,000	1,340,000	(660,000)	2,000,000	1,730,000	(270,000)	(390,000)
Suniva, Inc.	2,500,007	1,410,000	(1,090,007)	2,500,007	1,280,000	(1,220,007)	130,000
BrightSource Energy, Inc.	2,897,131	1,490,000	(1,407,131)	2,897,131	2,657,125	(240,006)	(1,167,125)
Agilyx Corporation	4,000,000	2,490,000	(1,510,000)	4,000,000	3,650,000	(350,000)	(1,160,000)
Stoke, Inc.	3,500,000	1,880,000	(1,620,000)	3,500,000	3,040,000	(460,000)	(1,160,000)

Total	$51,332,174	$52,709,984	$1,377,810	$61,837,416	$65,023,706	$3,186,290	$(1,808,480)

The net decrease in unrealized appreciation on investments of $1,808,480 for the six months ended June 30, 2013, or $0.20 per common share outstanding during the period, was comprised of:  (i) a net decrease in unrealized appreciation of $3,168,466 on Corsair, Solazyme and LifeLock, which we disposed of during the second quarter of 2013, partially offset by (ii) a net increase in unrealized appreciation of $1,359,986 on our portfolio company investments held at June 30, 2013.  See “Portfolio Activity and Composition” above.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the six months ended June 30, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

The following table summarizes the cost and value of our portfolio company investments as of June 30, 2012 and December 31, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $653,271 for the six months ended June 30, 2012.

	June 30, 2012			December 31, 2011
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
Livescribe, Inc.	$587,752	$180,412	$(407,340)	$550,881	$154,324	$(396,557)	$(10,783)
MBA Polymers, Inc.	2,000,000	2,240,000	240,000	2,000,000	2,000,000	-	240,000
BrightSource Energy, Inc.	2,500,006	2,190,000	(310,006)	2,500,006	2,500,006	-	(310,006)
Harvest Power, Inc.	2,499,999	3,500,000	1,000,001	2,499,999	2,499,999	-	1,000,001
Suniva, Inc.	2,500,007	1,510,000	(990,007)	2,500,007	2,500,007	-	(990,007)
Xtime, Inc.	3,000,000	3,749,040	749,040	3,000,000	3,009,156	9,156	739,884
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)
Metabolon, Inc.	4,000,000	4,000,000	-	4,000,000	4,000,000	-	-
Kabam, Inc.	1,328,860	1,100,000	(228,860)	1,328,860	1,328,860	-	(228,860)
Tremor Video, Inc.	4,000,001	4,000,001	-	4,000,001	4,000,001	-	-
TrueCar, Inc.	2,999,996	2,999,996	-	2,999,996	2,999,996	-	-
Agilyx Corporation	4,000,000	4,000,000	-	4,000,000	4,000,000	-	-
Zoosk, Inc.	2,999,999	2,999,999	-	-	-	-	-
LifeLock, Inc.	5,000,000	5,000,000	-	-	-	-	-
SilkRoad, Inc.	5,000,000	5,000,000	-	-	-	-	-
Glam Media, Inc.	4,999,999	4,999,999	-	-	-	-	-
Stoke, Inc.	3,500,000	3,500,000	-	-	-	-	-
Jumptap, Inc.	4,999,995	4,999,995	-	-	-	-	-

Publicly Traded Portfolio Companies:
NeoPhotonics Corporation	1,000,000	790,400	(209,600)	1,000,000	732,800	(267,200)	57,600
Solazyme, Inc.	1,505,162	2,056,185	551,023	1,553,250	1,938,831	385,581	165,442

	$62,421,856	$64,416,027	$1,994,171	$35,933,080	$37,273,980	$1,340,900	$653,271

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the six months ended June 30, 2012 reflects the change in market prices for these portfolio companies.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the six months ended June 30, 2012 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

Net Decrease in Net Assets Resulting From Operations and Per Share Information.  The net decrease in our net assets resulting from operations for the six months ended June 30, 2013 was $34,432, which included $4,400,178 in net realized gains and $1,808,480 in net unrealized depreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the six months ended June 30, 2012 of $1,053,386, which included $430,631 in net realized gains and $653,271 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was less than $0.01 for the six months ended June 30, 2013, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.11 per common share for the six months ended June 30, 2012.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $18.5 million, or $2.07 per share, compared to cash and cash equivalents of $8.9 million as of December 31, 2012.  The increase in cash and cash equivalents during the six months ended June 30, 2013 was primarily the result of:  (i) the net proceeds of $14.9 million from our disposition of three portfolio companies in the first half of 2013, offset by (ii) our operating expenses of $1.8 million (net of the increase in our accrued incentives fees and the expenses related to our withdrawn registration statement during the period), (iii) the payment of the June 2013 dividend in the amount of $2.2 million, and (iv) the $1.3 million used to repurchase shares of our own stock under our stock repurchase program.

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

As of June 30, 2013, we had limited capital available for new portfolio company investments.  While we had cash and cash equivalents of $18.5 million as of June 30, 2013, we have a number of future cash requirements which will limit our ability to make additional investments in new portfolio companies, including: (i) the funding of our September 2013 declared dividend, (ii) continued repurchases of our own common stock under our stock repurchase program, and (iii) our continued operating expenses.  While we expect to generate cash in 2014 from the sale of our portfolio company positions, there are a number of factors that could affect the timing of these cash inflows, including: (i) uncertainty regarding the equity markets in general, and the IPO market specifically, which could cause delays in the completion of IPOs by our private portfolio companies, (ii) our inability to sell our positions in our publicly traded portfolio companies until expiration of the 180-day post-IPO lockup restrictions, (iii) our decision to delay the sale of our public company positions in an effort to maximize our net sales proceeds, and (iv) our intention to continue to return to our stockholders any net realized gains through periodic distributions.  Accordingly, it is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses, although the amount we actually retain may vary depending on our operating expenses and the timing of our expected purchases and sales of portfolio company investments.  As of June 30, 2013, we believe we have available capital to make two to three additional investments in new portfolio companies at our targeted investment size of $3 million each.  Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.

As of June 30, 2013, we had no indebtedness and total accounts payable and accrued expenses of $1,407,573, including amounts owed to our investment adviser.  As of June 30, 2013, amounts owed to our investment adviser consisted of $120,895 of base management fees, $52,933 of administrative expenses, and $1,212,038 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments as of June 30, 2013.  However, pursuant to the Investment Advisory and Administrative Services Agreement, as of June 30, 2013, our investment adviser would not be entitled to payment of an incentive fee until after we have achieved cumulative net realized gains on our investments in excess of $6.9 million, which represents the sum of each portfolio company investment with unrealized depreciation as of June 30, 2013.  As of June 30, 2013, we had $4.7 million of cumulative net realized gains, resulting from the sale of our positions in NeoPhotonics, Solazyme, LifeLock and Corsair.  See “Investment Advisory and Administrative Services Agreement” below.

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

Because the portfolio company securities that we have acquired are typically illiquid until an IPO or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on the business judgment of our investment adviser.  If we are successful in disposing of a portfolio company investment, we intend to reinvest the principal amount of our investment in additional portfolio company opportunities, with any gain that we may realize being distributed to our stockholders consistent with our distribution policy.  See “Sources of Return and Distributions” above.

Our Board of Directors currently intends to continue to distribute any net realized gains to our stockholders.  As a result, we intend to undertake a series of equity or debt financings to increase our capital base in a meaningful way to allow us to make additional portfolio company investments.  Accordingly, we expect to access the capital markets from time to time in the future to raise cash to fund additional investments.  We may file a registration statement with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, rights offerings, senior and unsecured notes offerings, negotiated transactions, block trades, best efforts or a combination of these methods.  We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective.  If we are not able to access the capital markets to raise cash to fund additional investments, we may not be able to grow our business and fully execute our investment strategy and could decrease our ability to generate realized gains, if any, and cause our net asset value to decrease.  While we do not currently intend to borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies, we have the discretion to do so and will consider alternative types of financings, including debt offerings, which may not be available on terms favorable to us.

Except for a rights offering, we are also generally not able to issue or sell our common stock at a price below our net asset value per share, exclusive of any distributing commission or discount, without stockholder approval.  As of June 30, 2013, our net asset value was $7.79 per share and our closing market price was $6.78 per share.  We previously received stockholder approval to issue or sell up to 50% of our outstanding shares of common stock at a price below our net asset value per share, subject to a policy previously adopted by our Board of Directors prohibiting us from selling or issuing shares of our common stock at an offering price per share which represented a discount to the then current net asset value per share of more than 15%. However, this stockholder approval as well as the Board policy expired at our 2013 annual meeting of stockholders held May 17, 2013.

On March 15, 2012, we filed a registration statement on Form N-2 for an underwritten offering of our common stock.  On November 9, 2012 we filed our third, and most recent, amendment to the registration statement.  Through March 31, 2013, we incurred $297,147 in offering expenses associated with this underwritten offering, including the preparation of the registration statement filed in connection therewith.  Such costs were initially capitalized.  On May 20, 2013, we withdrew our registration statement for the contemplated underwritten offering of our common stock based on our determination that an underwritten offering was not feasible at the time.  Since no securities were issued or sold pursuant to the registration statement, we charged-off $287,358 of the deferred offering costs related to legal, audit and printing costs, with the remaining $9,789 of deferred offering costs related to regulatory filing fees now available for future registration statement filings being an addition to prepaid expenses.

We are currently assessing our capital markets alternatives including the possible filing of a shelf registration statement at some point in the future which would likely include a rights offering and senior and/or unsecured notes offerings.  There can be no assurance that we will be able to raise additional capital for investment purposes or, if we are able to do so, on terms favorable to us.  Furthermore, any potential sales of our common stock at a price below our net asset value per share as part of a rights offering would dilute the interests of existing stockholders who do not subscribe to the rights offering, have the effect of reducing our net asset value per share, and may reduce our market price per share.

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013.  On April 25, 2013, our Board of Directors further extended our stock repurchase program until November 8, 2013.  Under the repurchase program, we are authorized to repurchase shares of our common stock up to $5 million in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.  The repurchase program may be extended, modified or discontinued at any time for any reason.  The repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and six months ended June 30, 2013, we repurchased 159,996 and 202,559 shares of our common stock at an average price of $6.43 and $6.45 per share, including commissions, with a total cost of $1,028,629 and $1,305,562, respectively.  Our net asset value per share increased by $0.03 per share as a result of the share repurchases during the six months ended June 30, 2013.  The weighted average discount to net asset value per share of the shares repurchased during the three and six months ended June 30, 2013 was 20% and 19%, respectively.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this report for details of the monthly share repurchases under our stock repurchase program during the six months ended June 30, 2013.

Since the inception of our stock repurchase program in May 2012, we have repurchased a total of 311,555 shares of our common stock at an average price of $6.64 per share, including commissions, with a total cost of $2,069,741.  The weighted average discount to net asset value per share of the shares repurchased since inception through June 30, 2013 was 18%.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets.   The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.  We recorded Base Fees of $368,882 and $384,404 for the three months ended June 30, 2013 and 2012, respectively, and Base Fees of $735,431 and $768,066 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, Base Fees payable to the investment adviser were $120,895 and $128,746, respectively.

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

Mathematically, the formula for computing the annual incentive fee payable to our adviser can be written as:

During the three months ended June 30, 2013, we recorded incentive fee expense of $266,924 resulting from:  (i) a decrease in net unrealized appreciation on our portfolio company investments of $3,065,557 during such period, and (ii) an increase in our cumulative net realized gains of $4,400,178 during such period.  During the three months ended June 30, 2012, we recorded a reduction in incentive fee expense of $9,709 resulting from:  (i) a decrease in net unrealized appreciation on our portfolio company investments of $319,247 during such period, and (ii) an increase in our cumulative net realized gains of $270,701 during such period.

During the six months ended June 30, 2013, we recorded incentive fee expense of $518,339 resulting from:  (i) a decrease in net unrealized appreciation on our portfolio company investments of $1,808,480 during such period, and (ii) an increase in our cumulative net realized gains of $4,400,178 during such period.  During the six months ended June 30, 2012, we recorded incentive fee expense of $211,381 resulting from:  (i) an increase in net unrealized appreciation on our portfolio company investments of $653,271 during such period, and (ii) an increase in our cumulative net realized capital gains of $403,631 during such period.

As of June 30, 2013, accrued incentive fees payable to the investment adviser were $1,212,038.  However, as of June 30, 2013, no incentive fees related to our cumulative net realized gains of $4,682,381 would be payable to the investment adviser since the total unrealized depreciation (or write-downs) of $6,893,325 exceeds our cumulative net realized gains.   Accordingly, our investment adviser will not be paid an incentive fee, despite the accrual of incentive fees in our financial statements under generally accepted accounting principles, until our cumulative net realized gains exceed our total unrealized depreciation (or write-downs) and, in such case, the incentive fee would only be paid on the amount of the cumulative net realized gains in excess of our total unrealized depreciation (or write-downs).

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period.  In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and Keating Investments, respectively.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.  We recorded allocated administrative expenses of $162,517 and $155,246 for the three months ended June 30, 2013 and 2012, respectively, and allocated administrative expenses of $336,764 and $319,273 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and December 31, 2012, allocated administrative expenses payable to the investment adviser were $52,933 and $51,396, respectively.

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

Our Board of Directors has declared a third quarter cash dividend of $0.24 per share which is payable on September 25, 2013 to our stockholders of record as of September 13, 2013.  This third quarter cash dividend will be recorded on the ex-dividend date of September 11, 2013.

We maintain a directors and officers insurance policy and an excess coverage policy for non-indemnifiable claims covering us and our officers and directors.  We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under the Investment Advisory and Administrative Services Agreement, absent the willful misfeasance, bad faith or gross negligence of our investment adviser or the investment adviser’s reckless disregard of its duties and obligations, we have agreed to indemnify our investment adviser (including its officers, managers, agents, employees and members) for any claims arising out of our investment adviser’s performance of its duties and obligations under the Investment Advisory and Administrative Services Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act.

As of June 30, 2013, we and our officers and directors are not a party to any material legal proceedings.  However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

On July 10, 2013, we agreed to purchase $205,193 of subordinated convertible promissory notes of BrightSource as part of a credit facility (“Credit Facility”) with existing investors.  The first drawdown under the Credit Facility occurred on July 17, 2013 in which we purchased $87,940 of convertible notes.  Following the first drawdown, we have a remaining commitment to purchase $117,253 of convertible notes.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

Valuation of portfolio company investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation.  Value, as defined in Section 2(a)(41) of the 1940 Act, is:  (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value is as determined in good faith by our Board of Directors.  Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations.  Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date.  However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices.  Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors.  As of June 30, 2013 and December 31, 2012, 73.9%  and 85.9%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

As of June 30, 2013, all of our investments in portfolio companies were determined to be Level 3 assets.  Our investment in Tremor Video, our only publicly traded portfolio company, will continue to be a Level 3 asset until the expiration of a 180-day lockup provision in late December 2013.

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

Our equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets.  However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount for lack of marketability to the most recently available closing market prices and, accordingly, are classified as Level 3 assets.  We generally apply a 10% discount for lack of marketability to positions where a portfolio company has completed an IPO, but where we are still subject to a customary 180-day lockup provision.

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

●
The Chairman of our Valuation Committee, in consultation with management, will determine each calendar quarter which investments, if any, in our portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm.  The selection of a private portfolio company for periodic valuation review will be made in view of all facts and circumstances.  However, there is no requirement that a particular portfolio company have its valuation reviewed by a third-party valuation firm in any specified time interval.

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

●
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

●
Second, after deriving appropriate values using the market approach and/or income approaches, we consider the appropriate weightings, if any, that should be applied to each of these derived values to derive a marketable equity value for the portfolio company.

●
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

●
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

●
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

The determination of the fair value of our private portfolio companies involves subjective judgments and estimates and is subject to inherent uncertainty.  Following an IPO, we value our public portfolio companies based on the market price of these companies, subject to a 10% discount for lack of marketability to positions where we are still subject to a customary 180-day lockup provision.  We have presented in the table below additional information on each of our portfolio companies that have completed an IPO (as well as Corsair which we disposed of as part of a sale transaction with a private equity firm) comparing the fair value determination we made in the quarter immediately prior to the IPO or sale transaction with the derived value of our interest at the time of the IPO or sale transaction.

Portfolio Company (IPO or Sale Transaction)	Investment Cost (Initial Investment Date)	Fair Value as of Quarter Ended Immediately Prior to IPO or Sale Transaction (Prior Quarter End)	Derived Value Based on IPO or Sale Transaction (IPO or Sale Transaction Date)	Prior Quarter End Fair Value as % of Derived Value at Time of IPO or Sale Transaction

NeoPhotonics Corporation	$1,000,000	$1,550,000	$1,760,000	88%
IPO	1/25/2010	12/31/2010	2/2/2011

Solazyme, Inc.1	999,991	999,991	2,032,686	49%
IPO	7/16/2010	3/31/2011	5/27/2011

LifeLock, Inc.	5,000,000	6,800,000	8,500,617	80%
IPO	3/14/2012	9/30/2012	10/2/2012

Corsair Components, Inc.	4,000,080	4,992,000	4,675,397	107%
Sale	7/6/2011	3/31/2013	5/2/2013

Tremor Video, Inc.	4,000,001	3,860,000	5,999,980	64%
IPO	9/6/2011	3/31/2013	6/26/2013

1Includes only our initial investment in Solazyme, Inc. Excludes open market purchases following Solazyme's IPO.

See “Note 2. Basis of Presentation; Summary of Significant Accounting Policies – Valuation of Investments” in the accompanying notes to our financial statements for additional information regarding quantitative information about our Level 3 fair value measurements as of June 30, 2013.

We currently have engaged third-party valuation firms to conduct periodic valuation reviews of certain of our portfolio investments that are not publicly traded.  The selection of private portfolio companies for periodic valuation reviews is made in accordance with our valuation policy.  For the June 30, 2013 valuation of our portfolio investments that are not publicly traded, no third-party valuation firm reviews were conducted.

Federal Income Taxes.  From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We satisfied the RIC requirements for our 2012 taxable year, and we intend to operate so as to qualify as a RIC in 2013, and, as such, we have made no provision for income taxes as of June 30, 2013 and December 31, 2012.  However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC.  For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

Since we did not generate investment company taxable income in 2012, we were not required to make any distributions to satisfy the Annual Distribution Requirement.  Further, because we distributed 100% of our net realized capital gains for the year ended December 31, 2012, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, we did not make any provision for federal income or excise taxes as of December 31, 2012.  Our Board of Directors declared on May 28, 2013 a special cash dividend of $0.24 per share for each of the second and third quarters of 2013 and currently intends to distribute to our stockholders 100% of the net realized gains from our 2013 dispositions of Corsair, Solazyme and LifeLock.

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

As of June 30, 2013, we believe all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.

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

While we do not currently intend to borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies, we have the discretion to do so and will consider alternative types of financings, including debt offering, which may not be available on terms favorable to us.  In the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique.  Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities.  In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser will be borne by our common stockholders.

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

Currently, our investment adviser’s principals, Messrs. Keating, Rogers and Schweiger, and the investment professionals and administrative personnel currently retained by Keating Investments, do not serve as principals of or provide services to other investment funds affiliated with Keating Investments; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objective similar to ours.  In addition, our current executive officers and directors, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do, including investment funds managed by our affiliates.  Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with Keating Investments.  In the event that Keating Investments or its affiliates provide investment advisory services to other entities, we expect that our management and our independent directors will attempt to resolve any conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in additional portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate.  However, in the event such conflicts do arise in the future, Keating Investments intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of Keating Investments.

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

We maintain a directors and officers liability insurance policy covering our directors and officers, insuring us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insuring us for certain securities claims.  We also maintain an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering our directors and officers.  The coverage under these polices in certain cases extend to the officers, managers and employees of our investment adviser, and to our investment adviser’s Investment Committee.  On November 4, 2011, we entered into a joint liability insurance agreement with our investment adviser, which was approved by our non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between us and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits.  For the directors and officers liability insurance policy covering the policy years ending August 28, 2012 and August 28, 2013, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to our investment adviser.  The joint liability insurance agreement specifies that none of the premium under the excess coverage policy is allocated to our investment adviser.

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

Interest Rate Risk.  As of June 30, 2013, we had cash and cash equivalents of $18,548,347.  We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  Cash needed to fund our near-term operating expenses is held in a bank depository account.  Based on the investment of cash on hand in these money market funds, pending subsequent investment in portfolio companies in accordance with our investment objective or payment of our operating expenses, we have market risk exposure relating to fluctuations in interest rates.  During June 2013, our money market funds earned an effective annualized dividend of approximately 0.02%.  Assuming no other changes to our holdings of money market funds as of June 30, 2013, a one percentage point change in the underlying dividend rate payable on our money market funds as of June 30, 2013 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

We have not engaged in any hedging activities since our inception and we currently do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.  We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Item 4.	Controls and Procedures

As of June 30, 2013 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material changes during the six months ended June 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any unregistered sales of equity securities during the six months ended June 30, 2013.  Details of the monthly share repurchases under our stock repurchase program during the six months ended June 30, 2013 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)

Balance at December 31, 2012				108,996	$764,179	$4,235,821
January 2013	-	$-	$-	-	-	4,235,821
February 2013	1,400	8,869	6.34	1,400	8,869	4,226,952
March 2013	41,163	268,064	6.51	41,163	268,064	3,958,888
April 2013	-	-	-	-	-	3,958,888
May 2013	66,186	411,299	6.21	66,186	411,299	3,547,589
June 2013	93,810	617,330	6.58	93,810	617,330	2,930,259

Total	202,559	$1,305,562	$6.45	311,555	$2,069,741	$2,930,259

(1) On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013. On April 25, 2013, our Board of Directors further extended our stock repurchase program until November 8, 2013, subject to a cumulative maximum dollar repurchase of $5 million.

Since the inception of our stock repurchase program in May 2012, we have repurchased a total of 311,555 shares of our common stock at an average price of $6.64 per share, including commissions, with a total cost of $2,069,741.

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

Date: July 29, 2013	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Frederic M. Schweiger
Frederic M. Schweiger Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)