Form 10-Q
period 2013-09-30
KEATING CAPITAL INC
filed 2013-10-28
CIK 1444706

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013.

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 25, 2013 was 8,835,340.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	September 30,
	2013	December 31,
	(Unaudited)	2012

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $47,490,353 and $47,332,174, respectively)	$52,118,180	$46,819,998
Publicly-traded portfolio companies
(Cost: $4,000,001 and $6,505,162, respectively)	4,984,192	8,073,708
Affiliate investments:
Private portfolio companies
(Cost: $4,000,000 and $8,000,080, respectively)	4,860,000	10,130,000
Total, investments in portfolio company securities at fair value	61,962,372	65,023,706
(Cost: $55,490,354 and $61,837,416, respectively)

Cash and cash equivalents	10,433,449	8,934,036
Prepaid expenses and other assets	78,974	104,429
Deferred offering costs	17,177	322,906

Total assets	$72,491,972	$74,385,077

Liabilities
Base management fees payable to investment adviser	$116,242	$128,746
Accrued incentive fees payable to investment adviser	2,230,880	693,699
Administrative expenses payable to investment adviser	52,880	51,396
Accounts payable	58,709	90,139
Accrued expenses and other liabilities	1,300	8,157

Total liabilities	2,460,011	972,137

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,283,781 and 9,283,781 shares issued, respectively	$9,284	$9,284
Additional paid-in capital	71,675,244	71,675,244
Treasury stock, at cost, 448,441 and 108,996 shares held, respectively	(2,962,594)	(764,179)
Accumulated net investment loss	(5,266,063)	(693,699)
Accumulated undistributed net realized gain on investments	104,072	-
Net unrealized appreciation on investments	6,472,018	3,186,290

Total net assets	$70,031,961	$73,412,940

Total liabilities and net assets	$72,491,972	$74,385,077

Net asset value per share (on 8,835,340 and 9,174,785 shares outstanding, respectively)	$7.93	$8.00

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Investment income
Interest from portfolio company investments
Non-control/non-affiliate investments	$11,613	$-	$11,613	$-
Affiliate investments	-	-	-	-
Total interest income from portfolio company investments	11,613	-	11,613	-
Interest and dividends from cash and cash equivalents	820	537	2,064	3,377

Total investment income	12,433	537	13,677	3,377

Operating expenses
Base management fees	358,247	383,061	1,093,678	1,151,127
Incentive fees	1,018,842	242,117	1,537,181	453,498
Administrative expenses allocated from investment adviser	158,400	157,372	495,164	476,645
Legal and professional fees	45,263	72,395	530,820	363,767
Directors fees	25,000	40,000	105,000	120,000
Stock transfer agent fees	14,498	17,934	46,555	47,100
Custody fees	1,500	250	4,500	750
Public and investor relations expenses	2,510	31,657	53,268	121,868
Marketing and advertising expenses	199,800	4,883	209,977	16,221
Printing and production expenses	12,297	18,461	75,023	73,149
Postage and fulfillment expenses	5,555	12,984	37,526	68,224
Travel expenses	30,398	19,137	88,828	63,758
General and administrative expenses	86,357	82,801	308,521	240,073

Total operating expenses	1,958,667	1,083,052	4,586,041	3,196,180

Net investment loss	(1,946,234)	(1,082,515)	(4,572,364)	(3,192,803)

Net realized gain (loss) on investments
Non-control/non-affiliate investments	-	(121,428)	3,724,861	282,203
Affiliate investments	-	-	675,317	-

Total net realized gain on investments	-	(121,428)	4,400,178	282,203

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	5,074,208	1,052,013	4,555,648	1,715,284
Affiliate investments	20,000	280,000	(1,269,920)	270,000

Total net change in unrealized appreciation (depreciation) on investments	5,094,208	1,332,013	3,285,728	1,985,284

Net increase (decrease) in net assets resulting from operations	$3,147,974	$128,070	$3,113,542	$(925,316)

Net investment loss per common share outstanding (basic and diluted)	$(0.22)	$(0.12)	$(0.50)	$(0.34)

Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$0.35	$0.01	$0.34	$(0.10)

Weighted average common shares outstanding (basic and diluted)	8,932,438	9,237,502	9,060,762	9,265,626

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

						Accumulated
					Accumulated	Undistributed	Unrealized
				Treasury	Net	Net Realized	Appreciation
	Common Stock		Additional	Stock	Investment	Gain on	on	Net
For the Nine Months Ended September 30, 2013 and 2012:	Shares (1)	Par Value	Paid-in Capital	At Cost	Income (Loss)	Investments	Investments	Assets

Balance at December 31, 2011 (2)	9,283,781	$9,284	$75,302,711	$-	$(268,180)	$-	$1,340,900	$76,384,715

Net (decrease) increase in net assets from operations	-	-	-	-	(3,192,803)	282,203	1,985,284	(925,316)
Repurchase of common stock (70,470 shares)	-	-	-	(508,943)	-	-	-	(508,943)

Balance at September 30, 2012	9,283,781	$9,284	$75,302,711	$(508,943)	$(3,460,983)	$282,203	$3,326,184	$74,950,456

Balance at December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$-	$3,186,290	$73,412,940

Net (decrease) increase in net assets from operations	-	-	-	-	(4,572,364)	4,400,178	3,285,728	3,113,542
Distributions to stockholders from net realized gains	-	-	-	-	-	(4,296,106)	-	(4,296,106)
Repurchase of common stock (339,445 shares)	-	-	-	(2,198,415)	-	-	-	(2,198,415)

Balance at September 30, 2013	9,283,781	$9,284	$71,675,244	$(2,962,594)	$(5,266,063)	$104,072	$6,472,018	$70,031,961

(1)	Represents common shares issued.
(2)	Net assets at December 31, 2012, and 2011 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,113,542	$(925,316)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(11,613)	-
Net realized gain on investments	(4,400,178)	(282,203)
Net change in unrealized appreciation on investments	(3,285,728)	(1,985,284)
Deferred offering costs charged-off	287,358	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	35,244	(65,267)
(Decrease) in base management fees payable to investment adviser	(12,504)	(6,234)
Increase in accrued incentive fees payable to investment adviser	1,537,181	453,497
Increase in administrative expenses payable to investment adviser	1,484	4,903
Increase (decrease) in accounts payable	(22,848)	16,978
Increase (decrease) in accrued expenses and other liabilities	(6,857)	38,564

Net cash used in operating activities	(2,764,919)	(2,750,362)

Cash flows from investing activities
Investments in portfolio companies	(4,146,567)	(27,082,799)
Net proceeds from sales of portfolio company investments	14,905,420	1,798,362

Net cash provided by (used in) investing activities	10,758,853	(25,284,437)

Cash flows from financing activities
Additions to deferred stock offering costs	-	(261,091)
Repurchase of common stock	(2,198,415)	(508,943)
Stockholder distributions from net realized gains	(4,296,106)	-

Net cash used in financing activities	(6,494,521)	(770,034)

Net (decrease) increase in cash and cash equivalents	1,499,413	(28,804,833)

Cash and cash equivalents, beginning of period	8,934,036	39,606,512

Cash and cash equivalents, end of period	$10,433,449	$10,801,679

Supplemental disclosure of non-cash financing activities
Decrease in deferred offering costs	$18,371	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
September 30, 2013
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

Non-Control/Non-Affiliate Investments (4)

Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$-	0.00%
	Consumer Electronics

MBA Polymers, Inc.	Richmond, CA	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,180,000	1.69%
	Plastics Recycling

BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	860,000	1.23%
	Solar Thermal Energy	Series 1A Preferred Stock	2,353,455	700,202	400,000	0.57%
		Series 1 Convertible Preferred Stock	42,266	440,727	400,000	0.57%
		Subordinated Convertible Bridge Notes (2) (5)	$149,513	149,513	149,513	0.21%
		Original principal $146,567; PIK interest 11.5%;
		mature 7/10/2014

Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	3,480,000	4.97%
	Waste Management

Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,400,000	2.00%
	Solar Photovoltaic Cells

Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	4,670,000	6.67%
	Software as a Service	Common Stock Warrants	n/a	610,860	1,350,000	1.93%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	-	20,000	0.03%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	San Francisco, CA	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,620,000	2.31%
	Online Multiplayer Games

TrueCar, Inc.	Santa Monica, CA	Common Stock	566,037	2,999,996	3,650,000	5.21%
	Consumer Website

Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	2,770,000	3.96%
	Renewable Oils

Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	4,770,000	6.81%
	Online Dating

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
September 30, 2013
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

SilkRoad, Inc.	Chicago, IL	Series C Convertible Preferred Stock	17,711,654	5,000,000	7,220,000	10.31%
	Software as a Service	Preferred Stock Warrants	n/a	-	290,000	0.41%
		Exercise price $0.2823 per share (subject to
		adjustment); expire 6/30/2018
		Subject to restrictions on exercisability
		Subordinated Convertible Bridge Note (2) (5)	$1,008,667	1,008,667	1,008,667	1.44%
		Original principal $1,000,000; PIK interest 8%;
		matures 6/30/2014 (subject to certain conditions
		and events)

Glam Media, Inc.	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	8.21%
	Social Media

Stoke, Inc.	Santa Clara, CA	Common Stock	1,000,000	3,500,000	930,000	1.33%
	Communications Equipment

Jumptap, Inc.	Boston, MA	Series G Convertible Preferred Stock	695,023	4,999,995	7,200,000	10.28%
	Mobile Advertising

Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	3,000,000	4.28%
	E-commerce network

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$47,490,353	$52,118,180	74.42%

Publicly Traded Portfolio Companies:
Tremor Video, Inc.	New York, NY	Common Stock	599,999	4,000,001	4,984,192	7.12%
	Online Video Advertising

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$4,000,001	$4,984,192	7.12%

Affiliate Investments (4)

Private Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,860,000	6.94%
	Molecular Diagnostics and Services

Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$4,860,000	6.94%

Total - Investments in Portfolio Company Securities (6)				$55,490,354	$61,962,372	88.48%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
September 30, 2013
(Unaudited)

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$61,962,372	88.48%
Cash and cash equivalents - includes investments in money market funds consisting of 10,337,031 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX)	10,443,449	14.90%
with a value of $1 per share, or $10,337,031, which are income producing (2)
Prepaid expenses and other assets	78,974	0.11%
Deferred offering costs	17,177	0.02%

Less: Total Liabilities	(2,460,011)	(3.51%)

Net Assets	$70,031,961	100.00%

(1)
The Company invests in later stage, typically venture capital-backed, technology companies.  The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business.  The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	Investment is income producing.

(3)
All investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of September 30, 2013.  See Valuation of Investments under Note 2 of the Notes to Financial Statements.

(4)
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

(5)
Investment is payment-in-kind note.  Principal and cost includes accumulated payment-in-kind ("PIK") interest.  PIK interest rate is fixed for the term of the notes.  The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of September 30, 2013, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(6)	All portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act as of September 30, 2013.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2012
(Unaudited)

						Value
			Shares /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment (2)	Warrants	Cost	Value (3)	Net Assets

Non-Control/Non-Affiliate Investments (4)

Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$-	0.00%
	Consumer Electronics

MBA Polymers, Inc.	Richmond, CA	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,730,000	2.36%
	Plastics Recycling

BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,203	1,630,000	2.22%
	Solar Thermal Energy	Series 1A Preferred Stock	2,500,005	743,803	630,000	0.86%
		Series 1 Convertible Preferred Stock	26,475	397,125	397,125	0.54%

Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	3,540,000	4.82%
	Waste Management

Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,280,000	1.74%
	Solar Photovoltaic Cells

Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	3,530,000	4.81%
	Software as a Service	Common Stock Warrants	n/a	610,860	900,000	1.23%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	-	12,878	0.02%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	San Francisco, CA	Series D Convertible Preferred Stock	1,046,017	1,328,860	980,000	1.33%
	Online Multiplayer Games

Tremor Video, Inc.	New York, NY	Series F Convertible Preferred Stock	642,994	4,000,001	3,850,000	5.25%
	Online Video Advertising

TrueCar, Inc.	Santa Monica, CA	Common Stock	566,037	2,999,996	2,680,000	3.65%
	Consumer Website

Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	3,650,000	4.97%
	Renewable Oils

Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,080,000	4.20%
	Online Dating

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2012
(Unaudited)

						Value
			Shares /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment (2)	Warrants	Cost	Value (3)	Net Assets

SilkRoad, Inc.	Chicago, IL	Series C Convertible Preferred Stock	17,711,654	5,000,000	5,720,000	7.79%
	Software as a Service

Glam Media, Inc.	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,170,000	7.04%
	Social Media

Stoke, Inc.	Santa Clara, CA	Common Stock	1,000,000	3,500,000	3,040,000	4.14%
	Communications Equipment

Jumptap, Inc.	Boston, MA	Series G Convertible Preferred Stock	695,023	4,999,995	4,999,995	6.81%
	Mobile Advertising

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$47,332,174	$46,819,998	63.78%

Publicly Traded Portfolio Companies:
Solazyme, Inc.	South San Francisco, CA	Common Stock	147,927	1,505,162	1,162,706	1.58%
	Renewable Oils and Bioproducts

LifeLock, Inc.	Tempe, AZ	Common Stock	944,513	5,000,000	6,911,002	9.41%
	Identity Theft Protection

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$6,505,162	$8,073,708	10.99%

Affiliate Investments (4)

Private Portfolio Companies:
Corsair Components, Inc.	Fremont, CA	Common Stock	640,000	3,411,080	5,530,000	7.53%
	PC Gaming Hardware	Common Stock Warrants	160,000	589,000	70,000	0.10%
		Exercise price $0.05 per share; expire 7/6/2016
		Subject to restrictions on exercisability

Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	4,530,000	6.17%
	Molecular Diagnostics and Services

Subtotal - Affiliate Investments, Private Portfolio Companies				$8,000,080	$10,130,000	13.80%

Total - Investments in Portfolio Company Securities (5)				$61,837,416	$65,023,706	88.57%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2012
(Unaudited)

		% of
Reconciliation to Net Assets	Assets	Net Assets

Investments in portfolio company securities at fair value	$65,023,706	88.57%
Cash and cash equivalents - includes investments in money market funds consisting of 8,675,149 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $8,675,149, which are income producing	8,934,036	12.17%

Prepaid expenses and other assets	104,429	0.14%
Deferred offering costs	322,906	0.44%

Less: Total Liabilities	(972,137)	(1.32%)

Net Assets	$73,412,940	100.00%

(1)
The Company invests in later stage, typically venture capital-backed, technology companies.  The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business.  The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	All portfolio company investments were non-income producing.

(3)
Except for common stock in one publicly traded portfolio company, Solazyme, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2012.  See Valuation of Investments under Note 2 of the Notes to Financial Statements.

(4)
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

(5)
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

The Company’s investment objective is to maximize capital appreciation.  The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies that are committed to and capable of becoming public.  The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock.  To a lesser extent, the Company invests in convertible debt securities, such as convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale or next equity financing event.  The Company generally intends to hold convertible debt securities, which are also referred as equity-linked securities, for the purpose of conversion into equity at a future date.  The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

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

Reclassifications
For the three and nine months ended September 30, 2013, the Company separately classified custody fees, marketing and advertising expenses, and public and investor relations expenses as individual line items in its Statement of Operations.  Custody fees and marketing and advertising expenses were previously included as a component of general and administrative expenses, and public and investor relations expenses were previously included as a component of legal and professional fees.  For comparative purposes, these line items have been separately classified in the Statement of Operations for the three and nine months ended September 30, 2012.

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

At September 30, 2013 and December 31, 2012, approximately 85.5% and 85.9%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors.  The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies.  Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-IPO lockup restrictions.  As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

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

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets.  To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors.  The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering (“IPO”) by the portfolio company.  In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio.  (See “Significant Unobservable Inputs for Level 3 Portfolio Company Securities.”)

In cases where a portfolio company completes a subsequent financing with different rights and/or preferences that the equity securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding, or where a merger or acquisition event involving a portfolio company has been completed or is pending, the Company may also consider using option pricing models and/or a backsolve approach to derive the transaction value or marketable equity value, as the case may be.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

Debt Investments
Given the nature of the Company’s investments in convertible debt investments, principally convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.  Since the Company invests in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of the Company’s convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors the Company uses to value its equity investments (including convertible preferred stock), as discussed above.  In making a good faith determination of the value of its convertible debt investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and payment-in-kind (“PIK”) interest which has been accreted to principal as earned.

If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid in connection with an IPO, sale or next equity financing event, or will otherwise be held for cash payment at maturity, the Company applies a procedure that assumes a sale of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants.  The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept.  As part of this process, the Company will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default, and whether the security lien, if any, is subordinated to senior lenders.  The Company will also use pricing of recently issued comparable debt securities, if available, to determine the baseline hypothetical market yield as of the measurement date.  The Company considers each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date.  The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The Company’s process includes, among other things, an assessment of the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  If there is a significant deterioration of the credit worthiness of the debtor, the Company may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

When acquiring a debt instrument, the Company may receive warrants or other equity-related securities from the borrower in connection with the debt investment.  The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received.  Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

Fair Value of Investments
The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of September 30, 2013 and December 31, 2012:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of September 30, 2013
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$48,720,000	$48,720,000
Preferred Stock Warrants	-	-	290,000	290,000
Common Stock	-	-	5,440,000	5,440,000
Common Stock Warrants	-	-	1,370,000	1,370,000
Subordinated Convertible Bridge Notes	-	-	1,158,180	1,158,180

Publicly Traded Portfolio Company Securities:
Common Stock	-	-	4,984,192	4,984,192

Cash Equivalents:
Money Market Funds	10,337,031	-	-	10,337,031

Total	$10,337,031	$-	$61,962,372	$72,299,403

As of December 31, 2012
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$43,087,120	$43,087,120
Common Stock	-	-	12,880,000	12,880,000
Common Stock Warrants	-	-	982,878	982,878

Publicly Traded Portfolio Company Securities
Common Stock	1,162,706	-	6,911,002	8,073,708

Cash Equivalents:
Money Market Funds	8,675,149	-	-	8,675,149

Total	$9,837,855	$-	$63,861,000	$73,698,855

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Level 3 Portfolio Company Investments (Subordinated Convertible Bridge Notes)	Total

Fair Value at December 31, 2012	$43,087,120	$-	$19,791,002	$982,878	$-	$63,861,000

Purchases and other adjustments to cost of
Level 3 portfolio company securities (1)	3,000,000	-	-	-	1,158,180	4,158,180

Sale, exchange or conversion of Level 3 portfolio company securities (2)	(3,850,000)	-	103,665	(929,062)	-	(4,675,397)

Gross transfers out of Level 3 to Level 1 (2)	-	-	(6,911,002)	-	-	(6,911,002)

Total realized gains (losses) and change in unrealized
appreciation (depreciation)	6,482,880	290,000	(2,559,473)	1,316,184	-	5,529,591

Fair Value at September 30, 2013	$48,720,000	$290,000	$10,424,192	$1,370,000	$1,158,180	$61,962,372

Total change in unrealized appreciation (depreciation) on Level 3 portfolio company securities held at September 30, 2013	$6,482,880	$290,000	$(775,808)	$457,122	$-	$6,454,194

(1)	Purchases and other adjustments to cost of Level 3 portfolio company securities include purchases of new investments at cost and payment-in kind interest accreted to principal.

(2)
Exchanges, conversions and transfers out of Level 3 portfolio company securites are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company securities are reflected at the net proceeds from the sale.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Total

Fair Value at December 31, 2011	$25,981,874	$1,323	$8,399,996	$219,156	$34,602,349

Purchases and other adjustments to cost of
Level 3 portfolio company securities (1)	23,327,424	125,000	3,500,000	-	26,952,424

Sale, exchange or conversion of Level 3 portfolio company securities (2)	(7,450,370)	(126,323)	6,965,833	610,860	-

Gross transfers out of Level 3 to Level 1 (2)	-	-	-	-	-

Total realized gains (losses) and change in unrealized
appreciation (depreciation)	1,228,192	-	925,173	152,862	2,306,227

Fair Value at December 31, 2012	$43,087,120	$-	$19,791,002	$982,878	$63,861,000

Total change in unrealized appreciation (depreciation) on Level 3 portfolio company securities held at December 31, 2012	$1,228,192	$-	$925,173	$152,862	$2,306,227

(1)	Purchases and other adjustments to cost of Level 3 portfolio company securities include purchases of new investments at cost and paid-in kind interest accreted to principal.

(2)
Exchanges, conversions and transfers out of Level 3 portfolio company securites are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company securities are reflected at the net proceeds from the sale.

Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2013 (unaudited).  In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements.  The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.  To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of September 30, 2013.  Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

	September 30, 2013
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)

Level 3 Portfolio Company Investments: Preferred Stock	$48,720,000	Comparable public companies	Revenue multiple	0.9	to	8.3	4.4
			Discount for lack of marketability	18%	to	40%	32%

		Discounted cash flow	Discount rate	23%	to	45%	37%
			Terminal revenue multiple	1.3	to	9.1	5.6
			Terminal EBITDA multiple	11.7	to	11.7	11.7
			Discount for lack of marketability	18%	to	40%	32%

Level 3 Portfolio Company Investments: Preferred Stock Warrants	$290,000	Option pricing model	Comparable public company equity volatility	36%	to	36%	36%

Level 3 Portfolio		Comparable public companies	Revenue multiple	2.4	to	7.2	5.8
Company Investments			Discount for lack of marketability	10%	to	45%	21%
Common Stock	$10,424,192
		Discounted cash flow	Discount rate	30%	to	45%	41%
			Terminal revenue multiple	3.4	to	3.4	3.4
			Terminal EBITDA multiple	11.7	to	23.4	21.2
			Discount for lack of marketability	10%	to	45%	21%

Level 3 Portfolio Company Investments: Common Stock Warrants	$1,370,000	Option pricing model	Comparable public company equity volatility	39%	to	39%	39%

Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes	$1,158,180	Comparable public companies	Revenue multiple	4.6	to	5.7	5.1
			Discount for lack of marketability	20%	to	35%	33%

		Discounted cash flow	Discount rate	30%	to	38%	37%
			Terminal revenue multiple	7.5	to	7.5	7.5
			Terminal EBITDA multiple	11.7	to	11.7	11.7
			Discount for lack of marketability	20%	to	35%	33%

(1)
The significant unobservable inputs that may be used in the fair value measurement of the Company’s investments in convertible preferred stock, common stock, and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and price to earnings (“P/E”) multiples (collectively, “Multiples”) for comparable public companies, (iii) discounts rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability (“DLOM”). For some investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a “Precedent Transaction”). Additional inputs used in the Black Scholes option pricing model include the equity volatility of comparable public companies, risk free interest rate and estimated time to exit.

Since the Company invests in convertible debt investments, principally convertible bridge notes, for the primary purpose of potential conversion into equity at a future date, the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt investments on an as-converted to equity basis are the same inputs used by the Company to value its equity securities (including convertible preferred stock). An option pricing model valuation technique may also be used to derive the fair value of the conversion feature of convertible notes. If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid in connection with an IPO, sale or next equity financing event, or will otherwise be held for cash payment at maturity, the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, collateral, and other characteristics of the investment. In certain investments, the Company may value its convertible debt investments using a liquidation approach in which case the realizable value of the collateral would be a significant unobservable input.

(2)	Weighted average based on fair value of as of September 30, 2013.

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

At September 30, 2013 and December 31, 2012, the Company had one portfolio company investment, Metabolon, Inc. (“Metabolon”), which was an Affiliate Investment, and no Control Investments.  In May 2013, the Company sold its investment in the common stock and common stock warrants of Corsair, which was also classified as an Affiliate Investment as of December 31, 2012. No interest or dividend income was derived from these Affiliate Investments as both were non-incoming producing equity investments (see Note 9).

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

Offering Costs
On March 15, 2012, the Company filed a registration statement on Form N-2 for an underwritten offering of its common stock, which was last amended by the Company on November 9, 2012.  For the year ended December 31, 2012, the Company incurred $322,906 in offering expenses associated with the underwritten offering, including the preparation of the registration statement in connection therewith.  However, the Company recognized a reduction in these offering expenses of $25,759 during the nine months ended September 30, 2013 due to a negotiated reduction of accounts payable due to a vendor.  Such offering costs were initially capitalized.  On May 20, 2013, the Company withdrew its registration statement for the contemplated underwritten offering of its common stock based on its determination that an underwritten offering was not feasible at the time.  Since no securities were issued or sold pursuant to the registration statement, the Company charged-off $287,358 of the deferred offering costs related to legal, audit and printing costs, with the remaining $9,789 of deferred offering costs related to regulatory filing fees available for future registration statement filings being reclassified as an addition to prepaid expenses.

On October 2, 2013, the Company filed a registration statement on Form N-2 for a rights offering of its common stock to record stockholders.  During the three months ended September 30, 2013, the Company incurred $17,177 in offering expenses associated with the rights offering, including the preparation of the registration statement in connection therewith.  These offering costs were capitalized and are reflected as deferred offering costs in the Company’s statement of assets and liabilities as of September 30, 2013.  See Note 10.

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

Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement.  PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term.  PIK interest is added to the principal balance of the loan, and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded $11,613 in PIK interest income during the three and nine months ended September 30, 2013.  During 2012, the Company did not hold any debt investments of any kind.  See “Income Taxes” below.

When one of the Company’s loans becomes more than 90 days past due, or if the Company otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.  If the fair value of a loan is below cost, the Company may cease recognizing PIK interest on the debt investment until such time that the fair value equals or exceeds cost.

The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a “preference” over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets.  In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors.  Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a “preference” over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event.  Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends.  When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to the Company’s convertible preferred stock investments, these investments are considered to be non-income producing.  During the three and nine months ended September 30, 2013 and 2012, there were no non-cumulative or cumulative dividends recorded.

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

Income Taxes
Effective January 1, 2010, the Company elected to be treated for tax purposes as a RIC under the Code.  The Company intends to operate so as to qualify as a RIC.  To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its investment company taxable income.  To maintain the Company’s status as a RIC, PIK interest, which is a non-cash source of income, must generally be distributed to stockholders at least annually from other sources such as available cash or the proceeds from the disposition of investments.  However, since the Company does not expect to have investment company taxable income, the Company would generally not be required to distribute PIK interest from its available cash or the proceeds from the disposition of investments.

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

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012

Aggregate cost of portfolio company securities
for federal income tax purposes (1)	$55,478,741	$61,837,416

Gross unrealized appreciation of portfolio company securities	14,035,343	8,012,803
Gross unrealized depreciation of portfolio company securities	(7,563,325)	(4,826,513)

Net unrealized appreciation of portfolio company securities	$6,472,018	$3,186,290

(1) Excludes cumulative PIK interest accreted to principal.

As of December 31, 2012, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.  As of September 30, 2013, the Company had no undistributed ordinary income, undistributed long-term capital gains of $104,072, and no capital loss carryforwards for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.  Although the Company files federal and state tax returns, its major tax jurisdiction is federal.  The 2010, 2011 and 2012 federal tax years for the Company remain subject to examination by the Internal Revenue Service.  The 2010, 2011 and 2012 state tax years for the Company remain subject to examination by the Colorado Department of Revenue.

As of September 30, 2013 and December 31, 2012, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the three months ended September 30, 2013 and 2012.

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

Special Dividend	Amount per Share	Ex-Dividend Date	Record Date	Payment Date
Second Quarter	$0.24	June 12, 2013	June 14, 2013	June 26, 2013
Third Quarter	$0.24	Sept. 11, 2013	Sept. 13, 2013	Sept. 25, 2013

On June 26, 2013 the Company paid the second quarter cash dividend in an aggregate amount of $2,164,145 based on a total of 9,017,270 shares of common stock outstanding as of the record date of June 14, 2013.  On September 25, 2013, the Company paid the third quarter cash dividend in an aggregate amount of $2,131,961 based on a total of 8,883,171 shares of common stock outstanding as of the record date of September 13, 2013.

The determination of the tax attributes of the Company’s 2013 dividends will be made as of the end of 2013 based upon the Company’s net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year.  If the Company had determined the tax attributes of its distributions year-to-date as of September 30, 2013, all of such distributions would be from long-term capital gains.

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

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  During the three months ended September 30, 2013, the Company invested in the subordinated convertible bridge notes of two existing portfolio companies, BrightSource Energy, Inc. and SilkRoad and in the convertible preferred stock of Deem, Inc. (“Deem”).   During the three months ended September 30, 2013, the Company did not dispose of its interests in any portfolio company.

The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2013 for:  (i) the Company’s portfolio company investments sold during the nine months ended September 30, 2013, and (ii) the Company’s portfolio company investments held at September 30, 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Three and Nine Months Ended September 30, 2013
Corsair Components, Inc. (sold in May 2013)	$-	$-	$675,317	$(1,599,920)
LifeLock, Inc. (sold in April / May 2013)	-	-	3,675,041	(1,911,002)
Solazyme, Inc. (sold in May 2013)	-	-	49,820	342,456

Subtotal - Portfolio Company Investments Sold During Three and Nine Months Ended September 30, 2013	-	-	4,400,178	(3,168,466)

Portfolio Company Investments Held at September 30, 2013	-	5,094,208	-	6,454,194

Total - All Portfolio Companies	$-	$5,094,208	$4,400,178	$3,285,728

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies.  The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$40,858,928	$48,720,000	78.63%	$41,858,928	$43,087,120	66.26%
Preferred Stock Warrants	-	290,000	0.47%	-	-	0.00%
Common Stock	8,862,385	5,440,000	8.78%	12,273,466	12,880,000	19.81%
Common Stock Warrants	610,860	1,370,000	2.21%	1,199,860	982,878	1.51%
Subordinated Convertible Bridge Notes	1,158,180	1,158,180	1.87%	-	-	0.00%

Subtotal - Private Portfolio Companies	51,490,353	56,978,180	91.96%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	4,000,001	4,984,192	8.04%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$55,490,354	$61,962,372	100.00%	$61,837,416	$65,023,706	100.00%

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

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings during the nine months ended September 30, 2013 or the year ended December 31, 2012.  The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

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

As of September 30, 2013 and for the year ended December 31, 2012, no incentive fees were payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate net realized capital gains in excess of gross unrealized depreciation during such periods.

During the three months ended September 30, 2013, the Company recorded an increase in incentive fee expense of $1,018,842 resulting from an increase in net unrealized appreciation on the Company’s portfolio company investments of $5,094,208 during such period.  During the three months ended September 30, 2012, the Company recorded an increase in incentive fee expense of $242,117 resulting from:  (i) an increase in net unrealized appreciation on the Company’s portfolio company investments of $1,332,013 during such period, and (ii) a decrease in the Company’s cumulative net realized capital gains of $121,428 during such period.

During the nine months ended September 30, 2013, the Company recorded an increase in incentive fee expense of $1,537,181 resulting from:  (i) an increase in net unrealized appreciation on the Company’s portfolio company investments of $3,285,728 during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $4,400,178 during such period.  During the nine months ended September 30, 2012, the Company recorded an increase in incentive fee expense of $453,498 resulting from:  (i) an increase in net unrealized appreciation of $1,985,284 on the Company’s portfolio company investments during such period, and (ii) an increase in the Company’s cumulative net realized capital gains of $282,203 during such period.

The incentive fees are calculated and paid annually based on cumulative net realized capital gains (taking into account cumulative realized capital losses) reduced by unrealized depreciation on any investments that have a fair value below the Company’s investment cost and incentive fees previously paid.  Accordingly, as of September 30, 2013 and December 31, 2012, the accrued incentive fee related to net unrealized appreciation may differ from the actual incentive fee that may be paid to the investment adviser depending on whether the Company is ultimately able to dispose of its portfolio company investments and generate a net realized capital gain at least commensurate with the net unrealized appreciation recorded as of September 30, 2013 and December 31, 2012.  Further, as of September 30, 2013 and December 31, 2012, no incentive fees related to the cumulative net realized capital gain were due and payable to the investment adviser since the aggregate unrealized depreciation on the Company’s investments that have a fair value below the Company’s investment cost exceeded the amount of the cumulative net realized capital gain.

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

The Company reimburses the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.  The allocation ratio with respect to compensation of the Company’s Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of the Company and Keating Investments, respectively.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.  Effective beginning February 20, 2013, the Chief Financial Officer and Chief Compliance Officer positions have been held by a single individual.

Duration and Termination
An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009.  On April 25, 2013, the Company’s Board of Directors (including the non-interested directors) renewed the current Investment Advisory and Administrative Services Agreement for an additional year.  The current Investment Advisory and Administrative Services Agreement will remain in effect from year-to-year thereafter if approved annually by:  (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons.  An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5 million for a period of six months, which was subsequently extended until May 8, 2013.  On April 25, 2013, the Company’s Board of Directors further extended the stock repurchase program until November 8, 2013.  Under the repurchase program, the Company is authorized to repurchase shares of the Company’s common stock up to $5 million in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.  The repurchase program may be extended, modified or discontinued at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and nine months ended September 30, 2013, the Company repurchased 136,886 and 339,445 shares of its common stock at an average price of $6.52 and $6.48 per share, respectively, including commissions, with a total cost of $892,854 and $2,198,415, respectively.  The Company’s net asset value per share increased by $0.05 per share as a result of the share repurchases during the nine months ended September 30, 2013.  The weighted average discount to net asset value per share of the shares repurchased during the nine months ended September 30, 2013 was 18%.

Since inception of the stock repurchase program, the Company has repurchased a total of 448,441 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of September 30, 2013.  The Company has accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

On October 24, 2013, the Company’s Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities (see Note 10).

6.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  At September 30, 2013, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

The Company maintains liability insurance for its officers and directors.  The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under the Investment Advisory and Administrative Services Agreement, absent the willful misfeasance, bad faith or gross negligence of the investment adviser or the investment adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify the investment adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of the investment adviser’s performance of its duties and obligations under the Investment Advisory and Administrative Services Agreement or otherwise as the Company’s investment adviser, except to the extent specified in the 1940 Act.

As of September 30, 2013, the Company was not a party to any material legal proceedings.  However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

7.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net decrease in net assets resulting from operations	$3,147,974	$128,070	$3,113,542	$(925,316)

Basic and diluted weighted average shares outstanding	8,932,438	9,237,502	9,060,762	9,265,626

Basic and diluted net increase (decrease) in net assets per share
resulting from operations	$0.35	$0.01	$0.34	$(0.10)

During the three and nine months ended September 30, 2013 and 2012, the Company had no dilutive securities outstanding.

8.	Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,	September 30,
	2013	2012

Per common share data
Net asset value, beginning of period	$8.00	$8.23

Net investment loss	(0.50)	(0.34)
Net realized gain on investments	0.48	0.03
Net change in unrealized appreciation on investments	0.36	0.21

Net increase (decrease) in net assets resulting from operations	0.34	(0.10)

Stockholder distributions:
Stockholder distributions paid from net realized gains	(0.48)	-

Net decrease in net assets resulting from stockholder distributions	(0.48)	-

Capital stock transactions:
Repurchases of common stock (1)	0.07	0.01

Net increase in net assets from capital stock transactions	0.07	0.01

Net asset value, end of period	$7.93	$8.14

Ratios and supplemental data:
Per share market price, end of period	$7.43	7.08
Total return based on change in net asset value (2)	5.24%	(1.09%)
Total return based on stock price (3)	26.90%	(16.31%)
Common shares outstanding, end of period	8,835,340	9,213,311
Weighted average common shares outstanding during period	9,060,762	9,265,626
Net assets, end of period	$70,031,961	$74,950,456
Annualized ratio of operating expenses to average net assets (4)	7.82%	5.43%
Annualized ratio of net investment loss to average net assets	(8.51%)	(5.63%)
Weighted average debt per common share (5)	$-	$-
Portfolio turnover (6)	20.81%	2.46%

(1)
The increase in net asset value per share attributable to repurchases of common stock for the nine months ended September 30, 2013 was $0.05 per share.  However, for purposes of this presentation, the per share amount attributable to purchases of common stock was increased by $0.02 per share to a total of $0.07 per share to reconcile the change in net asset value per share to the other per share information presented.

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

(4)
Incentive fees payable to the Company's investment adviser are not annualized.  Separately calculated, the ratio of non-annualized incentive fees to average net assets were 2.15% and 0.60% for the nine months ended September 30, 2013 and 2012, respectively.

(5)	During the nine months ended September 30, 2013 and 2012, the Company did not have any debt for borrowed money.

(6)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

9.	Investments in and Advances to Affiliates

During the three months ended September 30, 2013, the Company had one portfolio company investment, Metabolon, which was Affiliate Investment, and the Company had no Control Investments.  However, in May 2013, the Company disposed of its investment in the common stock and common stock warrants of Corsair, which was considered an Affiliate Investment.  The following is a schedule of the Company’s investments in these two affiliates during the three and nine months ended September 30, 2013 and 2012.  During the three and nine months ended September 30, 2013 and 2012, the Company made no advances to these affiliates.

			Three Months Ended	Nine Months Ended
			September 30, 2013	September 30, 2013

Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	Amount of Interest and Dividends Credited to Income (2)	December 31, 2012 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2013 Fair Value

Affiliate Investments

Corsair Components, Inc.	Common Stock	-	$-	$-	$5,530,000	$-	$(5,530,000)	$-
	Common Stock Warrants	-	-	-	70,000	-	(70,000)	-

Subtotal - Corsair Components, Inc.				-	5,600,000	-	(5,600,000)	-

Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	-	-	4,530,000	330,000	-	4,860,000

Total Affiliate Investments			$-	$-	$10,130,000	$330,000	$(5,600,000)	$4,860,000

(1)	The Company had no control investments as defined by the 1940 Act during the six months ended September 30, 2013.

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

In preparing these financial statements, the Company has evaluated events after September 30, 2013.  Except as set forth below, there were no subsequent events since September 30, 2013 that would require adjustment to or additional disclosure in these financial statements.

On October 2, 2013, the Company filed a registration statement on Form N-2 for a rights offering of its common stock to record stockholders.  The terms of the rights offering have not been set by the Company’s Board of Directors.  There is no assurance that the Company will be able to complete the rights offering.

On October 10, 2013, the Company purchased $58,627 of convertible notes of BrightSource under a third and final drawdown of $10 million under a $35 million credit facility with existing investors.  Immediately after the third drawdown, the Company exchanged 58,620 shares of Series 1A preferred stock for 3,908 shares of Series 1 preferred stock.  The Company also received 2,408 shares of Series 1 preferred stock in the third drawdown as consideration for its purchase of convertible notes in excess of its pro rata amount.

On October 24, 2013, the Company’s Board of Directors discontinued the Company’s stock repurchase program in order to make additional capital available for potential new investment opportunities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words.  Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital.  The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the investments we expect to make;

•	our ability to identify future portfolio companies that meet our investment criteria;

•	the impact of a protracted decline in the level of IPO market activity on our business;

•	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

•	the expected market for venture capital investments in later stage, private, pre-IPO companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the equity and debt markets to raise capital to fund additional portfolio company investments;

•	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

•	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

•	the timing, form and amount of any dividend distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate.  In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved.  These risks and uncertainties include those described or identified in “Risk Factors” in our most recent annual report on Form 10-K previously filed with the SEC and in this quarterly report on Form 10-Q.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.  Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.  The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act.

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act.  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code.  We satisfied the RIC requirements for our 2012 taxable year, and we intend to operate so as to qualify as a RIC in 2013.

We are externally managed by Keating Investments, an SEC-registered investment adviser that was founded in 1997 and is registered under the Advisers Act.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.  Our investment activities are managed by Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement between us and Keating Investments.  Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Palo Alto, California.

Our Investment Objective and Strategy

Our investment objective is to maximize capital appreciation.  We seek to accomplish our capital appreciation objective by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-IPO companies.  We focus on acquiring equity securities that are typically a portfolio company’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the portfolio company typically has only common stock outstanding.  However, to a lesser extent, we may also invest in convertible debt securities, such as convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  These bridge notes are typically subordinated to the portfolio company’s senior debt.  We generally intend to hold our convertible debt securities, which we refer to as equity-linked securities, for the purpose of conversion into equity at a future date.  In accordance with our investment objective, we seek to invest in equity and equity-linked securities of principally U.S.-based, private micro- and small-cap companies.

We specialize in making pre-IPO investments in emerging growth companies that are committed to and capable of becoming public.  We provide investors with the ability to participate in a unique fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status, or what we refer to as the private-to-public valuation arbitrage.  Our shares are listed on Nasdaq under the ticker symbol “KIPO.”  Our strategy is to evaluate and invest in companies prior to the valuation accretion that we believe occurs once private companies complete an initial public offering.  We seek to capture this value accretion by investing primarily in private, micro-cap and small-cap companies that meet our core investment criteria:  they (i) generate annual revenue in excess of $20 million on a trailing 12-month basis and have growth potential; (ii) are committed to, capable of, and will benefit from becoming public companies; and (iii) create the potential to achieve a targeted 2x return on our investment within our expected investment horizon of four years. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may complete an IPO sooner than our targeted two-year period from our initial investment, in which case our targeted return may be correspondingly reduced.  Our investment strategy can be summarized as buy privately, sell publicly, capture the difference.

By design, our fund has been structured as a high risk/high return investment vehicle.  While we have discretion in the investment of our capital, we seek long-term capital appreciation through investments principally in equity or equity-linked securities that we believe will maximize our total return.

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO and after expiration of a customary 180-day post-IPO lockup restriction and, to a lesser extent, is acquired.  We intend to maximize our potential for capital appreciation by taking advantage of the private-to-public valuation arbitrage, or the premium, that we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions.  Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing.  As a result, we believe that public companies typically trade at higher valuations–generally 2x or more–than private companies with similar financial attributes.  By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium.  There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

Based on our past experience–and representations made to us by our portfolio companies prior to our initial investments–we anticipate that, on average, it will take about two years after our investment for a portfolio company to complete its IPO.  Following a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO and an expected additional one-year period to sell our shares in the portfolio company in the public markets, we anticipate that, on average, the holding period for our portfolio company investments will be about four years.  However, we may be able to dispose of our portfolio company positions prior to our targeted four-year holding period in cases where a portfolio company either completes an IPO sooner than we expected or, in lieu of an IPO, completes a strategic merger or sale prior to our targeted holding period.

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

We believe that there are four critical factors that will drive the success of our pre-IPO investing strategy, differentiate us from other potential investors in later stage, venture-backed private companies, and potentially enable us to complete equity transactions in pre-IPO companies that we believe will meet our expected targeted return.

●   Size.  We generally focus on companies with an equity value of typically between $100 million and $1 billion – companies we believe are better positioned to achieve our targeted return on our investment once the company is publicly traded.  We believe that larger, highly-publicized, private companies may create the risk to a prospective purchaser of being either fully or, in certain cases, over-valued relative to publicly traded peers.  We believe this may diminish the opportunity for the potential value accretion that we believe exists as issuers transform from private to public status.

●   Source.  We focus on prospective portfolio companies where we can purchase securities directly from an issuer or from a selling stockholder in a negotiated transaction and can obtain business and financial information on the portfolio company.  We use a disciplined approach to our initial investment assessment and continued portfolio monitoring which relies primarily on the detailed financial and business information we receive about the portfolio company and our access to and discussions with management, both prior to and after our investment.  As part of our initial investment in each portfolio company, we obtain contractual rights to receive certain financial information from each portfolio company.

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

We may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  These structural protections are intended to provide some additional value protection in the event of an IPO.  We view the potential value associated with these structural protections as an important component of our investment strategy.  However, there can be no assurance that our investment adviser will succeed in negotiating structural protections for our future investments.  Even if it succeeds in obtaining such protections, our ability to realize the potential value associated with these structural protections at the time of the IPO will depend on a number of factors including each portfolio company’s completion of an IPO, any adjustment to the special IPO conversion price that may be negotiated prior to or during the IPO process, the possible subsequent issuance of more senior securities that may impact the relative value of the structural protection, and fluctuations in the market price of each portfolio company’s common shares until such time as the common shares received upon conversion can be disposed of following the expiration of a customary 180-day post-IPO lockup period.  Accordingly, the potential value associated with these structural protections would not be available unless each portfolio company completes an IPO.  Further, even if an IPO is completed, the potential value associated with these structural protections would not be realized unless the market price of each portfolio company’s common shares equals or exceeds the IPO price at the time such shares are disposed of following the post-IPO lockup period.

●   Valuation.  We are focused on the acquisition of private securities at a valuation that creates the potential for our targeted return on our investment once the company is publicly traded.  We believe that larger, highly-publicized, private companies may create the risk to a prospective investor of being either fully or, in certain cases, over-valued relative to publicly traded peers, which diminishes the opportunity for us to realize the potential value accretion that we believe exists when a private company completes an IPO.  We also believe that the existence of an active market in the common stock of a private company on the trading platforms of a private secondary marketplace, where there is active trading in meaningful volumes, may diminish the opportunity to participate in the potential value accretion that we believe is typically associated with a company’s transformation from private to public status.

Market Opportunity and Competition

We seek to invest in micro-cap and small-cap companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces.  Since our initial investment in January 2010, we have historically focused on venture capital-backed technology companies.

We believe that an attractive market opportunity exists for us as a provider of pre-IPO financing to emerging growth companies that meet our investment criteria for the following reasons:

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

●   Favorable IPO market conditions.  We believe there are three primary technical drivers that determine the overall number of completed IPOs:  (i) volatility, (ii) recent IPO performance, and (iii) equity market trends.  As of the end of the third quarter of 2013, we believe that each of these technical indicators were at favorable levels.

●  Non-controlling investment structure.  We believe we can be a provider of choice for pre-IPO financing.  Since we do not require board seats, observation rights, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.

●  Recent regulatory reforms.  We believe the reforms provided for in the Jumpstart Our Business Start-ups Act (the “JOBS Act”), which was designed to make it easier for small businesses and emerging growth companies to raise capital and complete the IPO process, have the potential to reduce many of the barriers to going public for emerging growth companies by making the process faster, easier and less costly.  Many of the provisions of the JOBS Act affecting IPOs continue to be subject to SEC rulemaking, and there are no assurances that the SEC will act in a timely fashion to implement such changes, or what additional requirements the rulemaking may impose on emerging growth companies.

We believe our investment adviser has developed a disciplined approach to source qualified pre-IPO investing opportunities from a highly developed network of investors, advisers, and private companies that are deeply involved in later stage venture capital and IPO transactions.  We expect that the primary sources of our investment opportunities will be from our relationships with venture capital firms and investment banks.  Because of our relationships with participants in the later stage venture capital and IPO ecosystems, we believe we have access to a significant number of venture capital-backed companies which are committed to and capable of completing an IPO in the near- or long-term.  As we continue to build our reputation as a leading source of pre-IPO financing, we also expect to leverage our experience in the capital markets in general, and the IPO market specifically, and our knowledge of the factors that contribute to a successful IPO, to further drive our origination marketing efforts with venture capital funds, investment bankers, and qualified pre-IPO companies.

We compete for our investments with a large number of venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments.

Our Investment Approval Process and Ongoing Portfolio Monitoring

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

Our investment adviser’s principals have extensive experience negotiating, structuring and closing these specialized equity purchase transactions with issuers and selling stockholders.  As part of its due diligence process, our investment adviser analyzes the complex capital structures which venture capital-backed, pre-IPO companies typically possess including multiple classes of common and preferred equity securities with differing rights with respect to voting, dividends, redemptions, liquidation, and conversion rights.  Our investment adviser’s principals also have experience in negotiating matters relating to registration rights, restrictions of transfer, and other stockholder rights and restrictions.

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

Diversification and Follow-on Investments

We generally expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment depending on the size of our asset base and our investable capital.  However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets measured at the time of investment.  An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment.  We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, or an increased asset base as a result of the issuance of additional equity.

We may also consider making follow-on investments in an existing private portfolio company that is seeking to raise additional capital in subsequent private equity financing rounds.  Existing portfolio companies may elect, or be required, to raise additional capital prior to pursuing an IPO for any number of reasons including:  (i) to fund additional spending in marketing and/or research and development to develop their business, (ii) to fund working capital deficiencies due to weaker than expected revenue growth or higher than expected operating expenses, (iii) to fund business acquisitions or strategic joint ventures, and (iv) to increase cash reserves in advance of an anticipated IPO.  In evaluating follow-on investment opportunities, we typically assess a number of additional factors beyond the three core investment criteria we use in making our initial investment decisions.  These additional factors may include:  (i) the portfolio company’s continued commitment to an IPO, (ii) the achievement of pre-IPO milestones since our initial investment, (iii) the size of our portfolio company investment relative to our overall portfolio, (iv) any industry trends affecting the portfolio company or other portfolio investments in similar industries, (v) the impact of a follow-on investment on our diversification requirements so we can continue to qualify as a RIC for tax purposes, and (vi) the possible adverse consequences to our existing investment if we elect not to make a follow-on investment, such as the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold.  Although we are de-emphasizing the energy and recycling sectors as areas of interest, we may continue to evaluate and make investments in existing energy and recycling portfolio companies based on the foregoing factors.

Targeted Holding Periods and Portfolio Company Exits

We generally expect that our portfolio companies will be able to complete an IPO, on average, within approximately two years after the closing of our initial investment.  After a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO, we expect that, on average, the holding period for our portfolio company investments will be approximately four years, compared to private equity and venture capital funds which we believe typically take seven to 10 years.  In the venture capital and private equity industries, it is common for a portfolio's return to undergo a so-called "J-curve" pattern.  This means that when reflected on a graph, the portfolio’s return would appear in the shape of the letter "J," with low or negative returns in early years and possible investment gains occurring in later years as valuations increase. In the context of the “J-curve” return pattern, our write-downs reflect our unrealized depreciation which may not be reversed on some investments.  However, we are unable to reflect the potential value we believe may be realized if or when our private companies progress to and complete an IPO or other exit.  This J-curve return pattern results from write-downs of portfolio investments that appear to be unsuccessful, prior to any potential write-ups and realized gains for portfolio investments that may prove to be successful.

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

There also can be no assurances that any of our private portfolio companies will complete an IPO within our targeted two-year time frame, or at all.  Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted four-year holding period or at prices that would allow us to achieve our targeted 2x return on our investment, or any return at all.  In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return.  There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.

Source of Returns

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes an IPO and, to a lesser extent, is acquired.  We are typically prohibited from exiting investments in our publicly traded portfolio companies following their IPO until the expiration of the customary 180-day lockup period.  These agreements, which we are usually required to enter into as part of our investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180-day period following an IPO.  We may dispose of these securities at our discretion at any time following the lockup period based on our investment adviser’s business judgment.  However, we will have no ability to mitigate the high volatility that is a typical characteristic of IPO aftermarket trading and is driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.

Portfolio Company Characteristics and Investment Features

As of September 30, 2013, our portfolio company investments were composed of investments in the form of preferred stock that is convertible into common stock, common stock, subordinated convertible bridge notes, and warrants exercisable into preferred or common stock.  During the three months ended September 30, 2013, we made our first investments in convertible bridge notes – investing $146,567 in the subordinated convertible bridge notes of BrightSource Energy, Inc. (“BrightSource”) and $1,000,000 in the subordinated convertible bridge notes of SilkRoad, Inc. (“SilkRoad”).  BrightSource and SilkRoad were both existing portfolio companies.

Interest accrued under convertible bridge notes does not generate current cash payments to us, nor are the convertible bridge notes held for that purpose.  Our convertible bridge notes are generally held for the purpose of potential conversion into equity at a future date.  Accordingly, our equity and equity-linked investments are not expected to generate current income (i.e., dividends or interest income), which makes us different from other business development companies that primarily make debt investments from which they receive current yield in the form of interest income.

Our preferred and common stock, warrants, and equity interests are generally non-income producing.  Except for our convertible preferred stock investments in SilkRoad, all convertible preferred stock investments carry a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors.  In the case of SilkRoad, the shares of convertible preferred stock carry a cumulative preferred dividend, which is payable only when and if declared by SilkRoad’s board of directors or upon a qualifying liquidation event.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

During the three months ended September 30, 2013, we also made a $3,000,000 investment in Deem, Inc. (“Deem”), a new portfolio company.  As a result, of the 21 portfolio company investments we have made through September 30, 2013, at the time of our initial investment in these companies, 18 of these initial investments represented the portfolio company’s most senior preferred stock, two of these initial investments represented common shares where the portfolio company had only common stock outstanding, and in one initial investment in common stock which we acquired from the portfolio company’s employees, the company had preferred stock outstanding at the time of our initial investment.

Our portfolio companies are generally permitted to undertake subsequent financings in which they may issue equity securities or incur debt that ranks equally with, or senior to, the equity securities in which we invest.  In such cases, debt securities may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies, and the holders of more senior classes of preferred stock would typically be entitled to receive full or partial payment in preference to any distribution to us.  As of September 30, 2013, of our 16 private portfolio companies, we hold the most senior preferred equity in 10 of these companies (of which two of our investments have a pari passu preference with a subsequently issued series of preferred stock), and common stock in one private company whose capitalization consisted of only common stock (TrueCar).  See “Portfolio Activity and Composition” below for additional information regarding the rights, preferences and limitations of the equity securities we hold in our private portfolio companies.

We target our pre-IPO investing activities in later-stage, emerging growth, technology companies.  The financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round.  In addition, we have been the lead investor in seven of our 21 portfolio company investments.

Five of our portfolio companies that we held at September 30, 2013 had 2012 revenue in excess of $100 million, and the median company in our portfolio as of September 30, 2013 had 2012 revenue of approximately $64 million.  The median trailing 12-month revenue for venture capital-backed companies at the time of their IPO was $57 million in the nine months ended September 30, 2013, $104 million in 2012 and $74 million in 2011.  The 2012 revenue figures are based on the estimated or unaudited financial results provided by our portfolio companies, except for eight portfolio companies which are audited.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  At the time of initial investment, we had negotiated some form of structural protection in 11 of our 21 total portfolio companies, which represented an aggregate of $40.5 million in initial investments.

Three portfolio companies in which we had structural protection, NeoPhotonics, LifeLock and Tremor Video, have completed IPOs, one portfolio company in which we had structural protection, Corsair Components, Inc. (“Corsair”) was sold to a private equity firm, our structural protection in BrightSource was previously eliminated as part of a subsequent financing transaction by BrightSource in which we participated, and our structural protection in Jumptap, Inc. (“Jumptap”) is expected to be realized in connection with its pending merger with Millennial Media, Inc. (NYSE: MM)(“Millennial”).  Of our investments in 16 private portfolio companies as of September 30, 2013, we continue to have some structural protection with respect to investments in six of these portfolio companies, which represents $24 million in initial investments.

There can be no assurance that our investment adviser will succeed in negotiating structural protections for our future investments.  Even if it succeeds in obtaining such protections, our ability to realize the potential value associated with these structural protections at the time of the IPO will depend on a number of factors including each portfolio company’s completion of an IPO, any adjustment to the special IPO conversion price that may be negotiated prior to or during the IPO process, the possible subsequent issuance of more senior securities that may impact the relative value of the structural protection, and fluctuations in the market price of each portfolio company’s common shares until such time as the common shares received upon conversion can be disposed of following the expiration of a customary 180-day post-IPO lockup period.  Accordingly, the potential value associated with these structural protections would not be available unless each portfolio company completes an IPO.  Further, even if an IPO is completed, the potential value associated with these structural protections would not be realized unless the market price of each portfolio company’s common shares equals or exceeds the IPO price at the time such shares are disposed of following the post-IPO lockup period.

Targeted Holding Periods and Potential Portfolio Company Exits

Since our first investment in January 2010 through September 30, 2013, we have invested $67.6 million in a total of 21 portfolio companies, and we were the lead investor in seven of those transactions.  Of those 21 investments, four companies have successfully priced IPOs, one portfolio company publicly filed a registration statement for an IPO but was sold to a private equity firm, and one portfolio company has agreed to be acquired in a merger with a publicly traded company.  We believe a number of our other portfolio companies are achieving key operating milestones as they progress toward an expected IPO.  However, the timing of the completion of an IPO by any of our private portfolio companies is highly uncertain and can be affected by a number of factors including the portfolio company’s performance, equity market trends, market volatility, recent IPO performance, and sectors that may be in or out of favor with IPO investors.  Accordingly, there can be no assurances that any of these private portfolio companies will complete an IPO in 2014, or at all.

While NeoPhotonics and Solazyme were each able to complete their IPOs within approximately one year from the date of our initial investment, LifeLock was able to complete its IPO within 0.6 years from the date of our initial investment, and Tremor Video was able to complete its IPO within 1.7 years from the date of our initial investment, a number of our portfolio companies are, on average, taking longer than we initially expected to complete their IPOs.  We generally expect that our portfolio companies will be able to complete an IPO, on average, within approximately two years after the closing of our initial investment.  After a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO, we expect that, on average, the holding period for our portfolio company investments will be approximately four years, compared to private equity and venture capital funds which we believe typically take seven to 10 years.  However, as our recent dispositions indicate, there may be instances where we can exit a portfolio company position prior to our anticipated four-year holding period in cases where a portfolio company completes an IPO sooner than we expected.

We also believe that some of our portfolio companies may elect to complete a strategic merger or sale in lieu of an IPO.  For instance, Corsair filed a registration statement for an IPO and attempted to complete an IPO, but was eventually sold to a private equity firm in the second quarter of 2013.  We were able to fully dispose of our interest in Corsair, which we acquired in July 2011, as part of this sale transaction.  In addition, one of our existing private portfolio companies, Jumptap, which we acquired in July 2012, is expected to complete a merger with Millennial in the fourth quarter of 2013.  As part of the merger, the shares of Millennial’s common stock that we expect to receive will be subject to certain lockup restrictions for up to 180 days following the merger with 10% of the total shares we are entitled to receive being held in escrow for 12 months following closing for potential indemnity claims.  In the case of a strategic sale or merger involving one of our portfolio companies, it is possible that we may be able to dispose of our positions before our targeted four-year holding period.

As of September 30, 2013, the average holding period of our 17 portfolio companies was 2.0 years from our initial investment date, and the weighted-average holding period (based on the investment cost and holding period of each of our portfolio company securities as of September 30, 2013) was 1.7 years.

The following table presents the total invested capital (including any follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of September 30, 2013.

				Dispositions
	Number		Percent of	of Portfolio		Percent of
	of Portfolio	Total	Total	Company	Net	Net
	Company	Invested	Invested	Positions	Invested	Invested
Vintage Year1	Investments	Capital2	Capital	(Cost Basis)	Capital	Capital

2010	4	$5,686,936	8.4%	$(3,080,750)	$2,606,186	4.7%

Average Investment per Portfolio Company		$1,421,734

2011	10	$31,372,642	46.4%	$(4,000,080)	$27,372,562	49.3%

Average Investment per Portfolio Company		$3,137,264

2012	6	$27,499,993	40.7%	$(5,000,000)	$22,499,993	40.6%

Average Investment per Portfolio Company		$4,583,332

2013	1	$3,000,000	4.4%	$-	$3,000,000	5.4%

Average Investment per Portfolio Company		$3,000,000

Total	21	$67,559,571	100.0%	$(12,080,830)	$55,478,741	100.0%

Average Investment per Portfolio Company		$3,217,122

1Vintage year is based on the initial investment date of each portfolio company.
2Includes follow-on investments in a portfolio company that may have been made after the vintage year.

There can be no assurances that any of our private portfolio companies will complete an IPO within our targeted two-year time frame, or at all.  Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted four-year holding period or at prices that would allow us to achieve our targeted 2x return on our investment, or any return at all.  In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return.  There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.

Net Realized Gains

We did not dispose of any of our portfolio company positions during the three months ended September 30, 2013.  The following table summarizes the realized gains and losses from our disposition of portfolio company investments from inception through September 30, 2013 and the related portfolio company returns.  Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses.

	Quarter of	Weighted
	Complete	Average			Total		Total	Internal
Portfolio	Disposition of	Holding Period	Investment	Realized	Return		Rate of	Rate of
Company	Interest	(Years)1	Amount	Gain (Loss)	Multiple2		Return3	Return (IRR)4

Corsair Components, Inc.	Q2 2013	1.8	$4,000,080	$675,317	1.17	x	17%	9%

LifeLock, Inc.	Q2 2013	1.1	$5,000,000	$3,675,041	1.74	x	74%	66%

Solazyme, Inc.	Q2 2013	1.8	$2,080,750	$453,452	1.22	x	22%	12%

NeoPhotonics Corp.	Q3 2012	2.6	$1,000,000	$(121,428)	0.88	x	-12%	-5%

Total		1.6	$12,080,830	$4,682,381	1.39	x	39%	22%
					Weighted-Average Return Multiple and Rates of Return

1The weighted-average holding period is calculated based on the total investment amount and holding period of each disposition of shares.

2Total return multiple on a portfolio company investment is determined by dividing the net proceeds realized from the disposition of such investment by the aggregate cost of such investment.   The weighted-average total return multiple is determined by dividing the aggregate net proceeds from the disposition of all disposed portfolio companies by the aggregate investment cost of all disposed portfolio companies.

3Total rate of return on a portfolio company investment is determined by dividing the net gain or loss realized from the disposition of such investment by the aggregate cost of such investment.  The total rate of return is not annualized.  The weighted-average total rate of return is determined by dividing the aggregate net gains and losses realized from the disposition of all disposed portfolio company investments by the aggregate cost of all disposed portfolio company investments.  The weighted-average total rate of return is not annualized.

4Internal rate of return is the annualized rate of return on a portfolio company investment taking into account the amount and timing of all cash flows related to such portfolio company investment including the initial investment, any follow-on investment and the net proceeds from the disposition of such investment.  The weighted-average internal rate of return is the annualized rate of return on all disposed portfolio company investments taking into account the amount and timing of the cash flows related to all disposed portfolio company investments (as a group).

These returns represent historical results.  Historical results are not necessarily indicative of future results.

Distributions

Our Board of Directors currently maintains a variable distribution policy with the objective of distributing to our stockholders, on at least an annual basis, an amount that equals between 90% and 100% of our net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to the Company’s investment adviser.  Since none of our current portfolio company investments generates current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders.  The amount of distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.  We may also in the future choose to pay a portion of our dividends using shares of our common stock, in which case you may be required to pay tax in excess of the cash portion of the dividend you receive. However, we currently have no intention of paying dividends in shares of our stock.

We maintain a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if we declare a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of our common stock.  Although we have a number of options to satisfy the share requirements of the DRIP, we currently expect that the shares required to be purchased under the DRIP will be acquired through open market purchases of our common stock by our DRIP plan administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator.  See “Dividend Reinvestment Plan.”

The following table summarizes the cash distributions declared and paid on our shares of common stock through September 30, 2013.

Date Declared	Record Date	Payment Date	Amount Per Share	Source of Distribution
February 11, 2011	February 15, 2011	February 17, 2011	$0.13	Return of Capital1
December 6, 2012	December 14, 2012	December 26, 2012	0.03	Capital Gains
May 28, 2013	June 14, 2013	June 26, 2013	0.24	Capital Gains2
May 28, 2013	September 13, 2013	September 25, 2013	0.24	Capital Gains2
			$0.64

1The February 2011 distribution was a special cash distribution based on the unrealized appreciation we had recorded on our NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.  In the future, we do not expect to pay distributions based on the unrealized appreciation of our private or public company investments.

2The determination of the tax attributes of the June and September 2013 dividends will be made as of the end of 2013 based upon our net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our June and September 2013 dividends for a full year. If we had determined the tax attributes of our June and September 2013 dividends as of September 30, 2013, all of such dividend would be from long-term capital gains.

We will have substantial fluctuations in our distribution payments to stockholders, since we expect to have an average holding period for our portfolio company investments of four years.  Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event through either an IPO or sale/merger of the company, and our ability to dispose of our positions at a gain following the liquidity event.  We can give no assurance that we will be able to realize any net capital gains from the disposition of our portfolio company investments.  Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will typically be paid only from net capital gains, if any, from the disposition of our portfolio company investments, after reduction for any incentive fees.

For federal income tax purposes, distributions paid to our stockholders are characterized and reported as ordinary income, return of capital, long-term capital gains or a combination thereof.  Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.  The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year.  There can be no certainty to stockholders that this determination is representative of what the tax attributes of our future distributions to stockholders, if any, will actually be.  Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the disposition of portfolio company investments, and/or a return of capital which is a nontaxable distribution) is mailed to our stockholders.

In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser, we may designate the retained amount as a deemed distribution to stockholders.  In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax that we pay on the retained realized net capital gain.  See “Material U.S. Federal Income Tax Considerations.”

Stock Repurchase Program

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5 million for a period of six months, which was subsequently extended until May 8, 2013.  On April 25, 2013, our Board of Directors further extended our stock repurchase program until November 8, 2013.  Under the repurchase program, we are authorized to repurchase shares of our common stock up to $5 million in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.  The repurchase program may be extended, modified or discontinued at any time for any reason.  The repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three and nine months ended September 30, 2013, we repurchased 136,886 and 339,445 shares of our common stock at an average price of $6.52 and $6.48 per share, respectively, including commissions, with a total cost of $892,854 and $2,198,415, respectively.  Our net asset value per share increased by $0.02 and $0.05 per share as a result of the share repurchases during the three and nine months ended September 30, 2013, respectively.  The weighted average discount to net asset value per share of the shares repurchased during the three and nine months ended September 30, 2013 was 16% and 18%, respectively.

Since inception of the stock repurchase program, we have repurchased a total of 448,441 shares of common stock, representing approximately 4.8% of our outstanding shares at the time we commenced the repurchase program, for a total cost of $2,962,594, or an average price of $6.61 per share.  The weighted average discount to net asset value per share of the shares repurchased since inception was 17%.  The shares repurchased under the stock repurchase program have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of September 30, 2013.  We have accounted for the repurchases of our common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

On October 24, 2013, our Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  No repurchases were made under our stock repurchase program after September 30, 2013.

Business Development Company Industry and Our Equity Focus

Based on our research, as of September 30, 2013, there were 43 publicly traded business development companies (“BDCs”), 38 of which were income oriented, and five of which were focused on capital appreciation.  In addition to us, the other BDCs focused on capital appreciation are Capital Southwest Corporation (Nasdaq: CSWC), Firsthand Technology Value Fund (Nasdaq:  SVVC), GSV Capital Corp. (Nasdaq:  GSVC), and Harris & Harris Group, Inc. (Nasdaq:  TINY).  Of the 43 publicly traded BDCs, as of September 27, 2013, the average price/NAV was 103% and the median price/NAV was 101%, and 25 BDCs (or 58%) were either trading at parity or above net asset value (“NAV”).  Of the five capital appreciation-focused BDCs including us, the price/NAV ranged from 70% to 115%, with an average price/NAV of 91%, and 94% price/NAV for us, based on a September 27, 2013 closing price of $7.31 and a June 30, 2013 NAV of $7.79.  We had a price/NAV of 94% based on our September 30, 2013 closing price of $7.43 and NAV of $7.93.

Across the entire BDC category as of September 27, 2013, the average dividend yield over the preceding 12 months was 7.8%, and the median yield was 8.4%.  We are one of only two BDCs among the five focused on capital appreciation that paid a distribution to stockholders during the 12 months ended September 30, 2013.  As of September 30, 2013, the dividend yield on our common stock for the 12 months ended September 30, 2013 was 6.9%, which is calculated as the total dividends declared by us during such period divided by our $7.43 per share closing stock price as of September 30, 2013.

We believe that both individual and institutional investors are willing to accept the risks of investing in BDCs primarily on the expectation of earning attractive yields and acceptable returns on a risk-adjusted basis.  Most BDCs invest in fixed income securities that pay current income, resulting in net investment income that is typically passed through to stockholders as a dividend on a quarterly (or in certain cases, monthly) basis and generating a consistent dividend yield.  BDCs that are focused on capital appreciation, including us, are designed to generate capital gains based on successful exits of positions in equity securities.  Because these equity securities typically do not generate any current income, and the exits are episodic, there is limited consistency or predictability to the pattern of expected distributions to stockholders.

As of September 30, 2013, we have disposed of our entire position in three of our four portfolio companies that have completed IPOs.  Tremor Video is the only publicly traded company in our portfolio as of September 30, 2013, having completed its IPO on June 26, 2013, and our shares of Tremor Video’s common stock are subject to customary lockup restrictions until late December 2013.  We disposed of our entire position in Corsair in connection with Corsair’s sale of a majority interest to a private equity firm.  Accordingly, as of September 30, 2013, excluding Jumptap’s pending merger with Millennial, approximately 24% of our 21 portfolio company investments either have been sold by us or have completed an IPO.  Three of these portfolio company dispositions generated realized gains, while one of these dispositions resulted in a realized loss.  Overall, we have realized cumulative net gains of $4,682,381 from our disposition of these four portfolio companies as of September 30, 2013, and we have paid dividends to our stockholders which represent approximately 98% of our cumulative net realized gains.  However, because of the inherent uncertainty associated with completing IPOs, there is little that we can do to forecast if and when any of our private portfolio companies will be able to successfully complete IPOs, if at all.  In addition, we may not be advised by our portfolio companies of specific sale or merger plans and, in the event we are so advised, we are generally prohibited from disclosing such merger or sale plans until they are publicly disclosed by our portfolio company.

We believe a combination of factors has put selling pressure on our stock, including:  (i) the fact that 54.0% of our net invested capital as of September 30, 2013 represents investments in vintage year 2010 and 2011 portfolio companies, (ii) the fact we have experienced write downs in some of our investments, particularly aggregate net unrealized depreciation of $3.4 million on our energy and recycling-focused portfolio companies,  (iii) our operating expenses for 2012 (the year in which we became fully invested) exceeded our net realized gains for 2012, (iv) as a result of repurchases of our own shares under our stock repurchase program, our net assets decreased and our operating expense ratio correspondingly increased, and (v) to date there has been limited public visibility with respect to our private portfolio companies completing an IPO or sale/merger transaction in the future.  We believe our private-to-public valuation arbitrage strategy requires further patience in light of the fact that our vintage year 2011 and 2012 portfolio companies continue to make progress towards IPOs, which if they are successful in doing so, would potentially allow us to dispose of these positions, on average, at our targeted 2x return and within our anticipated four-year holding period.

Our Board of Directors is focused on the current discount between our stock price and net asset value, and we have taken, and continue to take, active steps to try to eliminate this discount to net asset value over time.  These steps include repurchases under our stock repurchase program that were accretive to net asset value through September 30, 2013, an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, continuing to present the Company to the investment community at various investor conferences, and holding one-on-one meetings with institutional investors.

In spite of these efforts, we believe that for the foreseeable future BDC investors may be inclined to gravitate to those BDCs that have a demonstrated history of paying consistent dividends in line with the peer group average yield and which have a prospect for continuing to do the same in the future.  Accordingly, we believe that  in order to generate interest among potential BDC investors, we need to achieve the following key milestones:  (i) have more companies publicly file registration statements for and complete IPOs, or complete a strategic sale or merger, (ii) complete more successful dispositions of our investments and generate realized gains, (iii) distribute these net realized gains to our stockholders in an amount that is comparable to the yield of other BDCs, and (iv) demonstrate, in some manner, that although our IPOs and corresponding investment dispositions are episodic and unpredictable, that the overall return potential of our stock is sufficiently attractive on a risk-adjusted basis to warrant an investment in our stock.  We remain committed to distribute our net realized gains to our stockholders, at least annually, in accordance with the distribution policy established by our Board of Directors.

Current Business Environment

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments.  Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen.

In the third quarter of 2013, there were 60 IPOs priced in the U.S. that raised an aggregate of $11.3 billion in gross proceeds (or a median IPO size of $116 million), compared to 61 IPOs in the second quarter of 2013 that raised an aggregate of $13.0 billion in gross proceeds (or a median IPO size of $101 million) and 26 IPOs in the third quarter of 2012 that raised an aggregate of $6.5 billion in gross proceeds (or a median IPO size of $105 million).

There were 27 venture capital-backed IPOs in the third quarter of 2013 that raised an aggregate of $2.5 billion in gross proceeds (or an average of $93 million), compared to 21 venture capital-backed IPOs in the second quarter of 2013 that raised an aggregate of $2.0 billion in gross proceeds (or an average of $93 million).  Venture capital-backed IPO activity in the third quarter of 2013 was up from the third quarter of 2012 when nine venture capital-backed IPOs were completed raising an aggregate of $900 million in gross proceeds for an average of $100 million.

The U.S. IPO market is currently experiencing one of its best years since 2007, when 213 IPOs were completed.  Through September 30, 2013, a total of 152 companies have completed IPOs in U.S. this year, compared to a total of 128 IPOs completed in all of 2012, which is the highest level since 154 IPOs were completed in 2010.

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

As of September 30, 2013, the VIX Index closed at 16.6, with a high, low and average daily closing value during the nine months ended September 30, 2013 of 20.5, 11.3 and 14.2, respectively.  The average daily VIX Index closing value for all of 2012 was 17.8, and the 10-year average (2002-12) was 21.5.  During the third quarter of 2013, the average U.S. IPO return was 26.5%, compared to a return of 4.1% for the S&P 500.  As of September 30, 2013, the S&P 500 closed at 1,681.55 for an increase of 17.9% for the nine months ended September 30, 2013.  As of the end of the third quarter of 2013, all of the technical indicators that we believe drive IPO issuance activity were at favorable levels.

The current business environment is also complicated by global economic uncertainty and regional unrest.  It remains unclear if and how the debt crisis in Europe will develop and whether it will result in a slowing of worldwide economic growth or even trigger a further global financial crisis.  It is unclear if the rising budget deficits in the United States will result in further downgrades in its credit rating.  In addition, a failure by the U.S. Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.   Further, if the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, a federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

Portfolio Activity and Composition

The total value of our investments in 17 portfolio companies was $62.0 million at September 30, 2013, compared to $65.0 million at December 31, 2012 in 19 portfolio companies.  During the nine months ended September 30, 2013, we invested in the subordinated convertible bridge notes of two existing portfolio companies, BrightSource ($146,567) and SilkRoad ($1,000,000), and in the convertible preferred stock of Deem ($3,000,000).

During the three months ended September 30, 2013, we did not dispose of our interests in any portfolio company. As of September 30, 2013, we had limited capital available for additional portfolio company investments unless we are able to raise additional capital or we have realizations on our existing investments.

The following table summarizes the investment cost, net proceeds and realized gains for the portfolio company positions sold by us during the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
Portfolio	Investment		Realized
Company	Cost	Net Proceeds	Gain (Loss)

Corsair Components, Inc. (sold in May 2013)	$4,000,080	$4,675,397	$675,317

LifeLock, Inc. (sold in April / May 2013)	$5,000,000	$8,675,041	$3,675,041

Solazyme, Inc. (sold in May 2013)	$1,505,162	$1,554,982	$49,820

Total	$10,505,242	$14,905,420	$4,400,178

Our dispositions of LifeLock and Solazyme, each a publicly traded portfolio company, were made in open market transactions.  We sold our entire position in Corsair in connection with Corsair’s sale of a majority interest to a private equity firm.

Our investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$40,858,928	$48,720,000	78.63%	$41,858,928	$43,087,120	66.26%
Preferred Stock Warrants	-	290,000	0.47%	-	-	0.00%
Common Stock	8,862,385	5,440,000	8.78%	12,273,466	12,880,000	19.81%
Common Stock Warrants	610,860	1,370,000	2.21%	1,199,860	982,878	1.51%
Subordinated Convertible Bridge Notes	1,158,180	1,158,180	1.87%	-	-	0.00%

Subtotal - Private Portfolio Companies	51,490,353	56,978,180	91.96%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	4,000,001	4,984,192	8.04%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$55,490,354	$61,962,372	100.00%	$61,837,416	$65,023,706	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.  The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2013 for:  (i) our portfolio company investments sold during the nine months ended September 30, 2013, and (ii) our portfolio company investments held at September 30, 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Three and Nine Months Ended September 30, 2013
Corsair Components, Inc. (sold in May 2013)	$-	$-	$675,317	$(1,599,920)
LifeLock, Inc. (sold in April / May 2013)	-	-	3,675,041	(1,911,002)
Solazyme, Inc. (sold in May 2013)	-	-	49,820	342,456

Subtotal - Portfolio Company Investments Sold During Three and Nine Months Ended September 30, 2013	-	-	4,400,178	(3,168,466)

Portfolio Company Investments Held at September 30, 2013	-	5,094,208	-	6,454,194

Total - All Portfolio Companies	$-	$5,094,208	$4,400,178	$3,285,728

As of September 30, 2013, the cost, value and unrealized appreciation (or write-up) of each of our portfolio companies held at September 30, 2013 is set forth below.

	September 30, 2013

				Write-Up
Portfolio Company	Cost	Value	Write-Ups	as % of Cost

Xtime, Inc.	$3,000,000	$6,040,000	$3,040,000	101%
SilkRoad, Inc.	6,008,667	8,518,667	2,510,000	42%
Jumptap, Inc.	4,999,995	7,200,000	2,200,005	44%
Zoosk, Inc.	2,999,999	4,770,000	1,770,001	59%
Tremor Video, Inc.	4,000,001	4,984,192	984,191	25%
Harvest Power, Inc.	2,499,999	3,480,000	980,001	39%
Metabolon, Inc.	4,000,000	4,860,000	860,000	22%
Glam Media, Inc.	4,999,999	5,750,000	750,001	15%
TrueCar, Inc.	2,999,996	3,650,000	650,004	22%
Kabam, Inc.	1,328,860	1,620,000	291,140	22%
Deem, Inc.	3,000,000	3,000,000	-	0%

Total	$39,837,516	$53,872,859	$14,035,343	35%

As of September 30, 2013, the cost, value and unrealized depreciation (or write-down) of each of our portfolio companies held at September 30, 2013 is set forth below.

	September 30, 2013

				Write-Down
Portfolio Company	Cost	Value	Write-Downs	as % of Cost

Livescribe, Inc.	$606,187	$-	$(606,187)	-100%
MBA Polymers, Inc.	2,000,000	1,180,000	(820,000)	-41%
Suniva, Inc.	2,500,007	1,400,000	(1,100,007)	-44%
BrightSource Energy, Inc.	3,046,644	1,809,513	(1,237,131)	-41%
Agilyx Corporation	4,000,000	2,770,000	(1,230,000)	-31%
Stoke, Inc.	3,500,000	930,000	(2,570,000)	-73%

Total	$15,652,838	$8,089,513	$(7,563,325)	-48%

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

As of September 30, 2013, no incentive fees related to our cumulative net realized gains of $4,682,381 would be payable to the investment adviser since the total unrealized depreciation (or write-downs) of $7,563,325 exceeds our cumulative net realized gains.  Accordingly, our investment adviser will not be paid an incentive fee, despite the accrual of incentive fees in our financial statements under generally accepted accounting principles, until our cumulative net realized gains exceed our total unrealized depreciation (or write-downs) and, in such case, the incentive fee would only be paid on the amount of the cumulative net realized gains in excess of our total unrealized depreciation (or write-downs).

As of September 30, 2013, excluding Jumptap which is expected to merge with Millennial in the fourth quarter of 2013, we held investments in 15 private portfolio companies that either do not have a registration statement publicly on file with the SEC or have not publicly announced the submission of a registration for confidential review by the SEC.  One of the provisions of the JOBS Act (signed into law on April 5, 2012) allows issuers that qualify as “Emerging Growth Companies” to submit a draft IPO registration statement for confidential review by the SEC prior to making a public filing.  Companies that submit a registration statement for confidential review by the SEC may elect to publicly announce that they have made such a confidential submission without disclosing the content of such submission.

For additional discussion of the change in net unrealized appreciation (depreciation) on our portfolio company investments during the three and nine months ended September June 30, 2013, see “Results of Operations” below.

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

On June 26, 2013, Tremor Video priced its IPO at $10.00 per share.  The shares of Tremor Video’s common stock began trading on the New York Stock Exchange under the ticker symbol “TRMR” on June 27, 2013.  In connection with Tremor Video’s IPO, the Series F preferred stock we held automatically converted into 599,999 shares of Tremor Video’s common stock, based on an adjusted conversion price of $6.67 per share.  The adjusted conversion price was 1.5x our investment cost based on certain structured protections with the Series F preferred stock.  The shares of Tremor Video’s common stock we received upon conversion of the Series F preferred stock are subject to a 180-day lockup provision which expires in late December 2013.

At September 30, 2013, our common stock investment in Tremor Video was valued at $4,984,192, or $8.31 per share, based on a fair value determination made in good faith by our Board of Directors, which represented a 10% discount to Tremor Video’s closing market price of $9.23 at September 30, 2013.

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

On July 10, 2013, we agreed to purchase up to $205,193 of subordinated convertible bridge notes of BrightSource under a $35 million credit facility with existing investors.  On July 17, 2013, we purchased $87,940 of convertible notes under a first drawdown of $15 million under the credit facility.  On August 14, 2013, we purchased $58,627 of convertible notes under a second drawdown of $10 million under the credit facility.  A third and final drawdown of $10 million occurred on October 10, 2013 in which we purchased an additional $58,627 of convertible notes.  See “Recent Developments” below.  The notes only have payment-in-kind (“PIK”) interest which accrues at a rate of 11.5% per annum.  Principal and accrued interest is due upon the earlier of July 10, 2014, the closing of a new equity financing of at least $30 million (a “qualified financing”), or a change of control.  At the closing of a qualified financing, and with the consent of a majority of the note holders, the notes (including accrued interest) automatically convert, at the holder’s election, into either:  (i) shares of Series 1 preferred stock, or (ii) the preferred stock issued in the qualified financing.  Existing holders of Series 1 and Series 1A preferred stock who did not participate pro rata in the credit facility had their shares of Series 1 and 1A preferred stock converted into common stock.  For each $1 of convertible notes purchased by an investor under the credit facility, the investor has an option to exchange one share of Series 1A preferred stock for 1/15th of a share of Series 1 preferred stock, with the option exercisable for 60 days following each drawdown.  Immediately after the first and second drawdowns, we exchanged 87,930 and 58,620 shares of Series 1A preferred stock for 5,862 and 3,908 shares of Series 1 preferred stock, respectively.  Investors purchasing more than their pro rata amount under the credit facility receive 2/3rds of a share of Series 1 preferred stock for each $1 of oversubscription, with such shares being issued at each drawdown.  For our oversubscription, we received 3,613 and 2,408 shares of Series 1 preferred stock in the first and second drawdown, respectively.  Immediately after the third drawdown, we exchanged 58,620 shares of Series 1A preferred stock for 3,908 shares of Series 1 preferred stock, and we also received 2,408 shares of Series 1 preferred stock as consideration for our purchase of convertible notes in excess of our pro rata amount.

At September 30, 2013, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1 convertible preferred stock investment in BrightSource was valued at $400,000, (ii) our Series 1A preferred stock investment in BrightSource was valued at $400,000, (iii) our common stock investment in BrightSource was valued at $860,000, and (iv) our subordinated convertible bridge notes investment in BrightSource was valued at $149,513.  On a combined basis, our investments in BrightSource’s Series 1 and 1A preferred stock, common stock, and subordinated convertible bridge notes have an aggregate cost of $3,046,644 and an aggregate fair value, as of September 30, 2013, of $1,809,513.  See “—Recent Developments” below.

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

Subsequent to our initial investment in the Series C convertible preferred stock and warrants of Livescribe, we participated in follow-on investments in Livescribe’s Series C-1 and C-2 preferred stock financings.   In November 2012, Livescribe closed on a convertible note financing.  Because we did not participate in the convertible note financing: (i) the Series C, C-1 and C-2 preferred stock we held in Livescribe were automatically converted into common stock at an unfavorable rate (one share for each 2.5 conversion shares), and (ii) the Series C and C-1 preferred stock warrants we held in Livescribe were canceled.  Concurrent with the convertible note financing, Livescribe completed a 1-for-100 reverse stock split.  Our investment adviser’s decision not to invest in Livescribe’s convertible debt financing was based on our investment adviser’s belief that an IPO by Livescribe was not likely in the foreseeable future.  Following the foregoing conversion and cancellation, our investment in Livescribe’s common stock does not represent an investment in Livescribe’s most senior equity securities since existing preferred stock investors that participated in the convertible note financing received a newly-issued series of preferred stock in exchange for the shares of preferred stock they previously held. Accordingly, although Livescribe continues to operate its business as of September 30, 2013, we believe that the common stock has no value as of September 30, 2013 since any value will be attributed to preferred securities.  Accordingly, at September 30, 2013, our common stock investment in Livescribe was valued at $0 based on a fair value determination made in good faith by our Board of Directors.

MBA Polymers, Inc.  On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million.  MBA Polymers is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers is currently in the process of relocating its corporate headquarters from Richmond, California to the United Kingdom.  At September 30, 2013, our Series G convertible preferred stock investment in MBA Polymers was valued at $1,180,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On March 30, 2012, Harvest Power completed the $110 million initial closing of a Series C convertible preferred stock financing from new and existing investors.  Harvest Power completed an additional tranche of the Series C round for $15 million in July 2012.  As a result of the Series C round, our investment in Harvest Power’s Series B preferred stock does not represent an investment in Harvest Power’s most senior equity securities.  Further, as part of the Series C convertible preferred stock financing, the preferred dividends on our Series B convertible preferred stock were changed from a cumulative to a non-cumulative dividend.  At September 30, 2013, our Series B convertible preferred stock investment in Harvest Power was valued at $3,480,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At September 30, 2013, our Series D convertible preferred stock investment in Suniva was valued at $1,400,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At September 30, 2013, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series 1A convertible preferred stock investment in Xtime was valued at $4,670,000, (ii) our IPO Warrants in Xtime were valued at $1,350,000, and (iii) our warrants to acquire 22,581 shares of Xtime common stock were valued at $20,000.  On a combined basis, our investment in Xtime’s Series 1A preferred stock, common stock warrants and the IPO Warrants have an aggregate cost of $3,000,000 and an aggregate fair value, as of September 30, 2013, of $6,040,000.

Metabolon, Inc.  On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”).  Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor.  Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells.  Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer.  At September 30, 2013, our Series D convertible preferred stock investment in Metabolon was valued at $4,860,000 based upon a fair value determination made in good faith by our Board of Directors.

Kabam, Inc.  On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”).  Our investment in Kabam was part of an $86 million Series D preferred stock offering.  Founded in 2006 and headquartered in Redwood City, California, Kabam is an Internet-based social gaming company that combines the immersion of massively multiplayer games with the connectivity and interaction of social games.  At September 30, 2013, our Series D convertible preferred stock investment in Kabam was valued at $1,620,000 based upon a fair value determination made in good faith by our Board of Directors.

TrueCar, Inc.  On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”).  Our investment in TrueCar was part of a $50 million common stock offering.  Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment.  Founded in 2005 and based in Santa Monica, California, TrueCar is an online research and pricing tool for consumers interested in buying a new or used vehicle.  At September 30, 2013, our common stock investment in TrueCar was valued at $3,650,000 based upon a fair value determination made in good faith by our Board of Directors.

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

At September 30, 2013, our Series C convertible preferred stock investment in Agilyx was valued at $2,770,000 based upon a fair value determination made in good faith by our Board of Directors.

Zoosk, Inc.  On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”).  Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering.  Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities.  At September 30, 2013, our Series E convertible preferred stock investment in Zoosk was valued at $4,770,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On August 21, 2013, we purchased $1,000,000 of subordinated convertible bridge notes of SilkRoad under a $25 million bridge note financing.  A total of $15.7 million was raised in the initial closing of the bridge note financing on August 21, 2013.  The notes only have PIK interest which accrues at a rate of 8% per annum.  Note principal and accrued interest are due upon the earlier of:  (i) the approval of a majority-in-interest of the note holders any time after August 21, 2014, (ii) the closing of a next equity financing of at least $28 million (including the conversion of notes), or (iii) an event of default.  The notes together with accrued interest automatically convert: (i) into shares of Series C Preferred Stock upon an IPO with minimum proceeds of $50 million, or (ii) into shares of SilkRoad’s new preferred equity securities issued in a next equity financing on or before June 30, 2014.  Investors in the bridge note financing who purchased more than their pro rata amount received a 5-year warrant to purchase shares of either (i) equity securities issued in the next equity financing, or (ii) Series C Preferred Stock.  The warrant coverage amount accrues at a monthly rate of 12.5% on the dollar amount of oversubscription for each month the note is outstanding, with a maximum accrual equal to 100% of the oversubscription amount after eight months.  See “—Recent Developments” below.

At September 30, 2013, based upon a fair value determination made in good faith by our Board of Directors, (i) our Series C convertible preferred stock investment in SilkRoad was valued at $7,220,000, (ii) our warrants to acquire certain equity securities of SilkRoad were valued at $290,000, and (iii) our subordinated convertible bridge note investment in SilkRoad was valued at $1,008,667.  On a combined basis, our investments in SilkRoad’s Series C preferred stock, warrants, and subordinated convertible bridge note have an aggregate cost of $6,008,667 and an aggregate fair value, as of September 30, 2013, of $8,518,667.

Glam Media, Inc.  On May 25, 2012, we completed a $4,999,999 investment in the Series F convertible preferred stock of Glam Media, Inc. (“Glam Media”).  Our investment in Glam Media was part of a $15 million Series F convertible preferred stock offering, in which we were the lead investor.  On May 9, 2013, Glam Media issued $10 million of Series F convertible preferred stock to an existing investor in an additional closing.  Founded in 2004 and headquartered in Brisbane, California, Glam Media is an online media and social networking company focused on matching targeted audiences with targeted content through its properties in the lifestyle, entertainment, home, health and wellness, food and parenting categories.  At September 30, 2013, our Series F convertible preferred stock investment in Glam Media was valued at $5,750,000 based upon a fair value determination made in good faith by our Board of Directors.

Stoke, Inc.  On June 5, 2012, we completed a $3,500,000 investment in the common stock of Stoke, Inc. (“Stoke”).  Our investment in Stoke was structured as a secondary purchase of shares of common stock from certain Stoke employees, and we were the sole investor.  Our secondary purchase was facilitated by Stoke.  Since Stoke has shares of preferred stock outstanding, our common stock investment in Stoke does not represent an investment in Stoke’s most senior equity securities.  Founded in 2004 and headquartered in Santa Clara, California, Stoke is a systems designer and equipment manufacturer for mobile communications infrastructure networks.  At September 30, 2013, our common stock investment in Stoke was valued at $930,000 based upon a fair value determination made in good faith by our Board of Directors.

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

On August 13, 2013, Millennial announced that it had signed a definitive merger agreement to acquire Jumptap.  Under the terms of the merger agreement, Jumptap stockholders will receive 23.5% ownership of Millennial post transaction, which corresponds to approximately 27 million shares of Millennial.  Based on the liquidation preference of 1.75x the investment cost of the Series G preferred stock held by us, we will receive, at closing, shares of Millennial common stock valued at $8.75 million based on the closing merger share price, which is calculated based on Millennial’s average stock price over a five-day period ending two days before the date of closing.  Due to our priority 1.75x liquidation preference, the absence of price collars in the merger and the transaction expenses to be borne by Jumptap do not affect the value we will receive at the merger closing.  The transaction is expected to close in the fourth quarter of 2013, subject to approval by Millennial’s stockholders, and other customary closing conditions.  At the closing, 10% of the Millennial shares to be received by us will be held in escrow for 12 months following closing, in order to cover any indemnity claims.  Shares of Millennial common stock received by us will be subject to a lockup agreement that prohibits us from selling of our shares for 90 days after closing.  Thereafter, until 180 days post-closing, we are entitled to sell one-third of our total shares.  The remaining two-thirds (except those shares held in the indemnity escrow) will be released from the lockup 180 days after closing.  In connection with the merger, Jumptap’s board of directors did not declare or pay the cumulative preferred dividend on the Series G preferred stock.

At September 30, 2013, our Series G convertible preferred stock investment in Jumptap was valued at $7,200,000 based upon a fair value determination made in good faith by our Board of Directors.

Deem, Inc.  On September 19, 2013, we completed a $3,000,000 investment in the Series AA-1 convertible preferred stock of Deem, Inc. (“Deem”).  Our investment in Deem was part of a closing of of Series AA convertible preferred stock with an aggregate value of $99.8 million, which included the conversion of certain term loans and bridge notes.  Deem operates an e-commerce network that connects a large and diverse ecosystem of consumers, businesses, channel partners and merchants.  At September 30, 2013, our Series AA-1 convertible preferred stock investment in Deem was valued at $3,000,000 based upon a fair value determination made in good faith by our Board of Directors.

See “Note 3. Investments” in the accompanying notes to our financial statements for additional information regarding our investments.

Results of Operations

The principal measure of our financial performance is the net increase (decrease) in our net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) on investments and net unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Set forth below are the results of operations for the three and nine months ended September 30, 2013 and 2012.

Comparison of Three Months Ended September 30, 2013 and 2012

Investment Income. For the three months ended September 30, 2013 and 2012, we earned interest and dividend income from cash and cash equivalents of $820 and $537, respectively, an increase of $283 compared to the prior period.  During the three months ended September 30, 2013, we also earned PIK interest of $11,613 on our subordinated convertible bridge note investments.  Except as set forth above, we did not earn any other investment income during the three months ended September 30, 2013 and 2012.

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

Our primary source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and after the expiration of a customary 180-day post-IPO lockup agreement and, to a lesser extent, is acquired.  Dispositions of our portfolio company investments are discretionary and based on our business judgment.  Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.  Because the equity securities of pre-IPO companies typically do not pay any current income, we may consider investments in qualified private and public companies that generate current yield in the form of interest income which can be used to offset some of our operating expenses.  These investments typically will be in the form of debt instruments providing for the current payment of interest, which may be convertible into equity securities or have separate warrants exercisable for equity securities so that we have an opportunity to achieve long-term capital appreciation.

To maintain our status as a RIC, PIK interest, which is a non-cash source of income, must generally be distributed to stockholders at least annually from other sources such as available cash or the proceeds from the disposition of our portfolio company investments.  However, since we do not expect to have investment company taxable income, we would generally not be required to distribute PIK interest from our available cash or the proceeds from the disposition of our portfolio company investments.

The following table shows our PIK loan activity for the three months ended September 30, 2013 and 2012, at cost (unaudited):

	Three Months Ended
	September 30,
	2013	2012

Beginning PIK loan balance	$-	$-
Addition of PIK loans during period	1,146,567	-
PIK interest accreted to principal during period	11,613	-
Payments received from PIK loans during the period	-	-

Ending PIK loan balance	$1,158,180	$-

During the three months ended September 30, 2013, we invested in the subordinated convertible bridge notes of BrightSource and SilkRoad, both existing portfolio companies.  These convertible bridge notes were our first investments in debt securities. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of September 30, 2013, we were accruing PIK interest on each of our subordinated convertible bridge notes, and none of our subordinated convertible bridge notes were on non-accrual status.

Operating Expenses.  Our primary operating expenses include the payment of:  (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses as detailed below.  Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  See “Investment Advisory and Administrative Services Agreement” below.  We bear all other expenses of our operations and transactions, including, without limitation:

●	Costs of calculating our net asset value, including the cost of any third-party valuation services;

●	Costs of effecting sales and repurchases of shares of our common stock and other securities;

●	Fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	Costs related to organization and offerings;

●	Transfer agent and custodial fees;

●	Fees and expenses associated with marketing efforts;

●	Federal and state registration fees;

●	Any stock exchange listing fees;

●	Applicable federal, state and local taxes;

●	Independent directors’ fees and expenses;

●	Brokerage commissions;

●	Costs of proxy statements, stockholders’ reports and notices;

●	Public and investor relations expenses (including marketing and brand awareness campaign expenses);

●	Fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	Direct costs such as printing, mailing, and long distance telephone;

●	Fees and expenses associated with independent audits and outside legal costs;

●	Costs associated with our reporting and compliance obligations under the 1940 Act, Sarbanes-Oxley Act, and applicable federal and state securities laws; and

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

Operating expenses for the three months ended September 30, 2013 and 2012 were $1,958,667 and $1,083,052, respectively, an increase of $875,615 compared to the prior period.  A summary of the items comprising the increase in our operating expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is set forth in the table below.

	Three Months Ended
	September 30,	September 30,	Increase /
	2013	2012	(Decrease)
Operating Expenses
Base management fees	$358,247	$383,061	$(24,814)
Incentive fees	1,018,842	242,117	776,725
Administrative expenses allocated from investment adviser	158,400	157,372	1,028
Legal and professional fees	45,263	72,395	(27,132)
Directors fees	25,000	40,000	(15,000)
Stock transfer agent fees	14,498	17,934	(3,436)
Custody fees	1,500	250	1,250
Public and investor relations expenses	2,510	31,657	(29,147)
Marketing and advertising expenses	199,800	4,883	194,917
Printing and production expenses	12,297	18,461	(6,164)
Postage and fulfillment expenses	5,555	12,984	(7,429)
Stock issuance expenses	-	-	-
Travel expenses	30,398	19,137	11,261
General and administrative expenses	86,357	82,801	3,556

Total Operating Expenses	$1,958,667	$1,083,052	$875,615

The decrease of $24,814 in base management fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was the result of a decrease in our gross assets on which the base management fee is calculated.

The increase of $776,725 in incentive fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was the result of an increase of $5,094,208 in net unrealized appreciation on our portfolio company investments during the three months ended September 30, 2013, compared to an increase of $1,332,013 in net unrealized appreciation and $121,428 of net realized losses on our portfolio company investments during the three months ended September 30, 2012.  See “Investment Advisory and Administrative Services Agreement” below.

The increase of $1,028 in administrative expenses allocated from our investment adviser for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The decrease of $27,132 in legal and professional fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of decreases in third party valuation services, audit fees, and legal fees, partially offset by increases in data research services and software consulting services.

The decrease of $15,000 in directors’ fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was the result of a reduction in the size of our Board of Directors in the second quarter of 2013 and a revised compensation program for our non-interested directors which became effective July 1, 2013.

The decrease of $3,436 in stock transfer agent fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was the result of a reduction in certain ancillary services during the three months ended September 30, 2013.

The increase of $1,250 in custody fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was the result of an increase in the monthly custody fees we are charged beginning in 2013.

The decrease $29,147 in public and investor relations fees during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of the expiration of the service contract with our retainer fee-based public relations firm in 2013, which was not extended.

The increase of $194,917 in marketing and advertising for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was the result of an increase in spending on television, radio and social media advertising under our ongoing corporate branding and awareness campaign.

The decrease of $6,164 in printing and production expenses during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of decreased printing and production volume of investor and marketing materials.

The decrease of $7,429 in postage and fulfillment expenses during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of a reduction in postage and fulfillment costs related to our quarterly newsletter distribution and general origination and corporate fulfillment.

The increase of $11,261 in travel expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was the result of travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors.

The increase of $3,556 in general and administrative expenses during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of increases in database and information services and website design improvement costs, partially offset by decreases in seminar and conference fees and director and officer liability insurance premiums.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began prior to the listing of our common stock on Nasdaq Capital Market in December 2011.  We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets from time to time to raise additional capital to fund additional portfolio company investments.  We have taken, and continue to take, active steps to try to eliminate, over time, the current discount between our stock price and our net asset value.  These steps include repurchases under our stock repurchase program that were accretive to net asset value through September 30, 2013, an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, continuing to present the Company to the investment community at various investor conferences, and holding one-on-one meetings with institutional investors.  While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in the Company and an active trading market for our shares.

Our operating expenses (excluding base management fees and incentive fees) for the three months ended September 30, 2013 and 2012 were $581,578 and $457,874, respectively, an increase of $123,704 compared to the prior period.  This increase was primarily related to an increase in marketing and advertising expenses which were partially offset by decreases in legal and professional fees, directors’ fees, and public and investor relations expenses, as discussed above.

Net Investment Loss.  Net investment losses for the three months ended September 30, 2013 and 2012 were $1,946,234 and $1,082,515, respectively.  The increase of $863,719 in net investment loss for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily attributable to an increase in accrued incentive fees and marketing and advertising expenses which were partially offset by decreases in legal and professional fees, directors’ fees, and public and investor relations expenses, all as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.22 for the three months ended September 30, 2013 compared to basic and diluted net investment loss per common share outstanding of $0.12 for the three months ended September 30, 2012.

Net Realized Gains (Losses) on Investments.  For the three months ended September 30, 2013, we did not dispose of any of our portfolio company positions and, accordingly, we had no realized gains or losses for the period.   During the three months ended September 30, 2012, we sold our entire position in NeoPhotonics Corporation which resulted in a realized loss of $121,428 for the period.

Net Increase in Unrealized Appreciation on Investments.  For the three months ended September 30, 2013, the net increase in unrealized appreciation on investments totaled $5,094,208.  For the three months ended September 30, 2012, the net increase in unrealized appreciation on investments totaled $1,332,013.

The following table summarizes the cost and value of our portfolio company investments as of September 30, 2013 and June 30, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $5,094,208 for the three months ended September 30, 2013, or $0.57 per common share outstanding during the period.

	September 30, 2013			June 30, 2013				Change In
							Change In	Unrealized
			Unrealized			Unrealized	Unrealized	Appreciation
			Appreciation			Appreciation	Appreciation	(Depreciation)
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)	Per Share1

Xtime, Inc.	$3,000,000	$6,040,000	$3,040,000	$3,000,000	$5,100,000	$2,100,000	$940,000	$0.11
SilkRoad, Inc.	6,008,667	8,518,667	2,510,000	5,000,000	6,680,000	1,680,000	830,000	0.09
Jumptap, Inc.	4,999,995	7,200,000	2,200,005	4,999,995	5,380,000	380,005	1,820,000	0.20
Zoosk, Inc.	2,999,999	4,770,000	1,770,001	2,999,999	3,510,000	510,001	1,260,000	0.14
Tremor Video, Inc.	4,000,001	4,984,192	984,191	4,000,001	4,859,984	859,983	124,208	0.02
Harvest Power, Inc.	2,499,999	3,480,000	980,001	2,499,999	3,370,000	870,001	110,000	0.01
Metabolon, Inc.	4,000,000	4,860,000	860,000	4,000,000	4,840,000	840,000	20,000	*
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,430,000	430,001	320,000	0.04
TrueCar, Inc.	2,999,996	3,650,000	650,004	2,999,996	3,510,000	510,004	140,000	0.02
Kabam, Inc.	1,328,860	1,620,000	291,140	1,328,860	1,420,000	91,140	200,000	0.02
Deem, Inc.	3,000,000	3,000,000	-	-	-	-	-	-
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-	-
MBA Polymers, Inc.	2,000,000	1,180,000	(820,000)	2,000,000	1,340,000	(660,000)	(160,000)	(0.02)
Suniva, Inc.	2,500,007	1,400,000	(1,100,007)	2,500,007	1,410,000	(1,090,007)	(10,000)	*
Agilyx Corporation	4,000,000	2,770,000	(1,230,000)	4,000,000	2,490,000	(1,510,000)	280,000	0.03
BrightSource Energy, Inc.	3,046,644	1,809,513	(1,237,131)	2,897,131	1,490,000	(1,407,131)	170,000	0.02
Stoke, Inc.	3,500,000	930,000	(2,570,000)	3,500,000	1,880,000	(1,620,000)	(950,000)	(0.11)

Total	$55,490,354	$61,962,372	$6,472,018	$51,332,174	$52,709,984	$1,377,810	$5,094,208	$0.57

* Per share amounts less than $0.01.

1Per share amounts based on weighted-average shares outstanding of 8,932,438 during the three months ended September 30, 2013.

The net change in unrealized appreciation on our publicly traded portfolio company investment in Tremor Video during the three months ended September 30, 2013 reflects the change in market prices for this portfolio company.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended September 30, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation the following:

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

The following table summarizes the cost and value of our portfolio company investments as of September 30, 2012 and June 30, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $1,332,013 for the three months ended September 30, 2012.

	September 30, 2012			June 30, 2012
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
LifeLock, Inc.	$5,000,000	$6,800,000	$1,800,000	$5,000,000	$5,000,000	$-	$1,800,000
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,600,000	1,599,920	-
Xtime, Inc.	3,000,000	4,442,878	1,442,878	3,000,000	3,749,040	749,040	693,838
Harvest Power, Inc.	2,499,999	3,540,000	1,040,001	2,499,999	3,500,000	1,000,001	40,000
Metabolon, Inc.	4,000,000	4,280,000	280,000	4,000,000	4,000,000	-	280,000
MBA Polymers, Inc.	2,000,000	2,120,000	120,000	2,000,000	2,240,000	240,000	(120,000)
Zoosk, Inc.	2,999,999	2,999,999	-	2,999,999	2,999,999	-	-
SilkRoad, Inc.	5,000,000	5,000,000	-	5,000,000	5,000,000	-	-
Glam Media, Inc.	4,999,999	4,999,999	-	4,999,999	4,999,999	-	-
Stoke, Inc.	3,500,000	3,500,000	-	3,500,000	3,500,000	-	-
Jumptap, Inc.	4,999,995	4,999,995	-	4,999,995	4,999,995	-	-
Tremor Video, Inc.	4,000,001	3,920,000	(80,001)	4,000,001	4,000,001	-	(80,001)
Agilyx Corporation	4,000,000	3,770,000	(230,000)	4,000,000	4,000,000	-	(230,000)
Kabam, Inc.	1,328,860	1,070,000	(258,860)	1,328,860	1,100,000	(228,860)	(30,000)
TrueCar, Inc.	2,999,996	2,690,000	(309,996)	2,999,996	2,999,996	-	(309,996)
Livescribe, Inc.	606,187	163,923	(442,264)	587,752	180,412	(407,340)	(34,924)
BrightSource Energy, Inc.	2,500,006	1,820,000	(680,006)	2,500,006	2,190,000	(310,006)	(370,000)
Suniva, Inc.	2,500,007	1,350,000	(1,150,007)	2,500,007	1,510,000	(990,007)	(160,000)

Publicly Traded Portfolio Companies:
Solazyme, Inc.	1,505,162	1,699,681	194,519	1,505,162	2,056,185	551,023	(356,504)
NeoPhotonics Corporation	-	-	-	1,000,000	790,400	(209,600)	209,600

Total	$61,440,291	$64,766,475	$3,326,184	$62,421,856	$64,416,027	$1,994,171	$1,332,013

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the three months ended September 30, 2012 reflects the change in market prices for these portfolio companies.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended September 30, 2012 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

Net Increase in Net Assets Resulting From Operations and Per Share Information.  The net increase in our net assets resulting from operations for the three months ended September 30, 2013 was $3,147,974, which included $5,094,208 in net unrealized appreciation on investments recorded during such period, compared to a net increase in our net assets resulting from operations for the three months ended September 30, 2012 of $128,070, which included $121,428 in net realized losses and $1,332,013 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net increase in net assets resulting from operations per common share was $0.35 for the three months ended September 30, 2013, compared to basic and diluted net increase in net assets resulting from operations per common share of $0.01 per common share for the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

Investment Income. For the nine months ended September 30, 2013 and 2012, we earned interest and dividend income from cash and cash equivalents of $2,064 and $3,377, respectively, a decrease of $1,313 compared to the prior period.  During the nine months ended September 30, 2013, we also earned PIK interest of $11,613 on our subordinated convertible bridge note investments in BrightSource and SilkRoad.  Except as set forth above, we did not earn any other investment income during the three months ended September 30, 2013 and 2012.

The following table shows our PIK loan activity for the nine months ended September 30, 2013 and 2012, at cost (unaudited):

	Nine Months Ended
	September 30,
	2013	2012

Beginning PIK loan balance	$-	$-
Addition of PIK loans during period	1,146,567	-
PIK interest accreted to principal during period	11,613	-
Payments received from PIK loans during the period	-	-

Ending PIK loan balance	$1,158,180	$-

Operating Expenses.  Operating expenses for the nine months ended September 30, 2013 and 2012 were $4,586,041 and $3,196,180, respectively, an increase of $1,389,861 compared to the prior period.  A summary of the items comprising the increase in our operating expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is set forth in the table below.

	Nine Months Ended
	September 30,	September 30,	Increase /
	2013	2012	(Decrease)
Operating Expenses
Base management fees	$1,093,678	$1,151,127	$(57,449)
Incentive fees	1,537,181	453,498	1,083,683
Administrative expenses allocated from investment adviser	495,164	476,645	18,519
Legal and professional fees	530,820	363,767	167,053
Directors fees	105,000	120,000	(15,000)
Stock transfer agent fees	46,555	47,100	(545)
Custody fees	4,500	750	3,750
Public and investor relations expenses	53,268	121,868	(68,600)
Marketing and advertising expenses	209,977	16,221	193,756
Printing and production expenses	75,023	73,149	1,874
Postage and fulfillment expenses	37,526	68,224	(30,698)
Travel expenses	88,828	63,758	25,070
General and administrative expenses	308,521	240,073	68,448

Total Operating Expenses	$4,586,041	$3,196,180	$1,389,861

The decrease of $57,449 in base management fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was the result of a decrease in our gross assets on which the base management fee is calculated.

The increase of $1,083,683 in incentive fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was the result of an increase of $3,285,728 in net unrealized appreciation and $4,400,178 of net realized gains on our portfolio company investments during the nine months ended September 30, 2013, compared to an increase of $1,985,284 in net unrealized appreciation and $282,203 of net realized gains on our portfolio company investments during the nine months ended September 30, 2012.  See “Investment Advisory and Administrative Services Agreement” below.

The increase of $18,519 in administrative expenses allocated from our investment adviser for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $167,053 in legal and professional fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of increases in legal fees of $196,730 and audit fees of $40,000 in connection with our registration statement for a contemplated underwritten offering of our common stock which was withdrawn in May 2013 and increases in data research services and software consulting services during the nine months ended September 30, 2013, partially offset by decreases in third party valuation fees and non-offering related audit and legal fees.

The decrease of $15,000 in directors’ fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was the result of a reduction in the size of our Board of Directors in the second quarter of 2013 and a revised compensation program for our non-interested directors which became effective July 1, 2013.

The decrease of $545 in stock transfer agent fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was the result of a reduction in certain ancillary services during the nine months ended September 30, 2013.

The increase of $3,750 in custody fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was the result of an increase in the monthly custody fees we are charged beginning in 2013.

The decrease $68,600 in public and investor relations fees during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of the expiration of the service contract with our retainer fee-based public relations firm in 2013, which was not extended.

The increase of $193,756 in marketing and advertising for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was the result of an increase in spending on television, radio and social media advertising under our ongoing corporate branding and awareness campaign.

The increase of $1,874 in printing and production expenses during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of increased printing and production volume of investor and marketing materials.

The decrease of $30,698 in postage and fulfillment expenses during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of a reduction in postage and fulfillment costs related to our 2013 annual stockholders meeting compared to our 2012 annual stockholders meeting in which we incurred additional expenses to obtain stockholder approval to sell our shares of common stock below net asset value.

The increase of $25,070 in travel expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was the result of travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors.

The increase of $68,448 in general and administrative expenses during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily the result of increases in Edgar filing and printing costs of $50,629 in connection with our registration statement for a contemplated underwritten offering of our common stock which was withdrawn in May 2013, database and information services, website design improvement costs, and director and officer liability insurance expenses, partially offset by decreases in seminar and conference fees and graphic design fees.

Our operating expenses (excluding base management fees, incentive fees, and costs related to our registration statement which was withdrawn in the second quarter of 2013) for the nine months ended September 30, 2013 and 2012 were $1,667,824  and $1,591,555, respectively, an increase of $76,269 compared to the prior period.  This increase was primarily related to  increases in marketing and advertising expenses and travel expenses which were partially offset by decreases in non-offering related legal and audit fees, third party valuation fees, directors’ fees, public and investor relations expenses, and postage and fulfillment expenses, as discussed above.

Net Investment Loss.  Net investment losses for the nine months ended September 30, 2013 and 2012 were $4,572,364 and $3,192,803, respectively.  The increase of $1,379,561 in net investment loss for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily attributable to increase in accrued incentive fees, legal and professional fees, marketing and advertising expenses and travel expenses which were partially offset by decreases in non-offering related legal and audit fees, third party valuation fees, directors’ fees, public and investor relations expenses, and postage and fulfillment expenses, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.50 for the nine months ended September 30, 2013 compared to basic and diluted net investment loss per common share outstanding of $0.34 for the nine months ended September 30, 2012.

Net Realized Gains on Investments.  For the nine months ended September 30, 2013 and 2012, net realized gains on investments totaled $4,400,178 and $282,203, respectively.  During the nine months ended September 30, 2013, we sold our entire positions in Corsair and LifeLock and our remaining position in Solazyme.  For additional information regarding the investment cost, net proceeds and realized gains for each of the portfolio company positions sold by us during the nine months ended September 30, 2013, see “Portfolio Activity and Composition” above.

During the nine months ended September 30, 2012, we sold a portion of our Solazyme position resulting in a realized gain of $403,631, which was offset by a realized loss of $121,428 on our complete disposition of NeoPhotonics during the period.

Net Increase in Unrealized Appreciation on Investments.  For the nine months ended September 30, 2013, the net increase in unrealized appreciation on investments totaled $3,285,728.  For the nine months ended September 30, 2012, the net increase in unrealized appreciation on investments totaled $1,985,284.

The following table summarizes the cost and value of our portfolio company investments as of September 30, 2013 and December 31, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $3,285,728 for the nine months ended September 30, 2013, or $0.36 per common share outstanding during the period.

	September 30, 2013			December 31, 2012				Change In
							Change In	Unrealized
			Unrealized			Unrealized	Unrealized	Appreciation
			Appreciation			Appreciation	Appreciation	(Depreciation)
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)	Per Share1

Xtime, Inc.	$3,000,000	$6,040,000	$3,040,000	$3,000,000	$4,442,878	$1,442,878	$1,597,122	$0.18
SilkRoad, Inc.	6,008,667	8,518,667	2,510,000	5,000,000	5,720,000	720,000	1,790,000	0.20
Jumptap, Inc.	4,999,995	7,200,000	2,200,005	4,999,995	4,999,995	-	2,200,005	0.24
Zoosk, Inc.	2,999,999	4,770,000	1,770,001	2,999,999	3,080,000	80,001	1,690,000	0.19
Tremor Video, Inc.	4,000,001	4,984,192	984,191	4,000,001	3,850,000	(150,001)	1,134,192	0.12
Harvest Power, Inc.	2,499,999	3,480,000	980,001	2,499,999	3,540,000	1,040,001	(60,000)	(0.01)
Metabolon, Inc.	4,000,000	4,860,000	860,000	4,000,000	4,530,000	530,000	330,000	0.04
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,170,000	170,001	580,000	0.06
TrueCar, Inc.	2,999,996	3,650,000	650,004	2,999,996	2,680,000	(319,996)	970,000	0.11
Kabam, Inc.	1,328,860	1,620,000	291,140	1,328,860	980,000	(348,860)	640,000	0.07
Deem, Inc.	3,000,000	3,000,000	-	-	-	-	-	-
LifeLock, Inc.	-	-	-	5,000,000	6,911,002	1,911,002	(1,911,002)	(0.21)
Corsair Components, Inc.	-	-	-	4,000,080	5,600,000	1,599,920	(1,599,920)	(0.18)
Solazyme, Inc.	-	-	-	1,505,162	1,162,706	(342,456)	342,456	0.04
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-	-
MBA Polymers, Inc.	2,000,000	1,180,000	(820,000)	2,000,000	1,730,000	(270,000)	(550,000)	(0.06)
Suniva, Inc.	2,500,007	1,400,000	(1,100,007)	2,500,007	1,280,000	(1,220,007)	120,000	0.01
Agilyx Corporation	4,000,000	2,770,000	(1,230,000)	4,000,000	3,650,000	(350,000)	(880,000)	(0.10)
BrightSource Energy, Inc.	3,046,644	1,809,513	(1,237,131)	2,897,131	2,657,125	(240,006)	(997,125)	(0.11)
Stoke, Inc.	3,500,000	930,000	(2,570,000)	3,500,000	3,040,000	(460,000)	(2,110,000)	(0.23)

Total	$55,490,354	$61,962,372	$6,472,018	$61,837,416	$65,023,706	$3,186,290	$3,285,728	$0.36

1Per share amounts based on weighted-average shares outstanding of 9,060,762 during the nine months ended September 30, 2013.

The net increase in unrealized appreciation on investments of $3,285,728 for the nine months ended September 30, 2013, or $0.36 per common share outstanding during the period, was comprised of:  (i) a net decrease in unrealized appreciation of $3,168,466 on Corsair, Solazyme and LifeLock, which we disposed of during the period, partially offset by (ii) a net increase in unrealized appreciation of $6,454,194 on our portfolio company investments held at September 30, 2013.  See “Portfolio Activity and Composition” above.

The net change in unrealized appreciation on our publicly traded portfolio company investment in LifeLock, Solazyme and Tremor Video during the nine months ended September 30, 2013 reflects the change in market prices for these portfolio companies.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the nine months ended September 30, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

The following table summarizes the cost and value of our portfolio company investments as of September 30, 2012 and December 31, 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $1,985,284 for the nine months ended September 30, 2012.

	September 30, 2012			December 31, 2011
							Change In
			Unrealized			Unrealized	Unrealized
			Appreciation			Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Private Portfolio Companies:
LifeLock, Inc.	$5,000,000	$6,800,000	$1,800,000	$-	$-	$-	$1,800,000
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)
Xtime, Inc.	3,000,000	4,442,878	1,442,878	3,000,000	3,009,156	9,156	1,433,722
Harvest Power, Inc.	2,499,999	3,540,000	1,040,001	2,499,999	2,499,999	-	1,040,001
Metabolon, Inc.	4,000,000	4,280,000	280,000	4,000,000	4,000,000	-	280,000
MBA Polymers, Inc.	2,000,000	2,120,000	120,000	2,000,000	2,000,000	-	120,000
Zoosk, Inc.	2,999,999	2,999,999	-	-	-	-	-
SilkRoad, Inc.	5,000,000	5,000,000	-	-	-	-	-
Glam Media, Inc.	4,999,999	4,999,999	-	-	-	-	-
Stoke, Inc.	3,500,000	3,500,000	-	-	-	-	-
Jumptap, Inc.	4,999,995	4,999,995	-	-	-	-	-
Tremor Video, Inc.	4,000,001	3,920,000	(80,001)	4,000,001	4,000,001	-	(80,001)
Agilyx Corporation	4,000,000	3,770,000	(230,000)	4,000,000	4,000,000	-	(230,000)
Kabam, Inc.	1,328,860	1,070,000	(258,860)	1,328,860	1,328,860	-	(258,860)
TrueCar, Inc.	2,999,996	2,690,000	(309,996)	2,999,996	2,999,996	-	(309,996)
Livescribe, Inc.	606,187	163,923	(442,264)	550,881	154,324	(396,557)	(45,707)
BrightSource Energy, Inc.	2,500,006	1,820,000	(680,006)	2,500,006	2,500,006	-	(680,006)
Suniva, Inc.	2,500,007	1,350,000	(1,150,007)	2,500,007	2,500,007	-	(1,150,007)

Publicly Traded Portfolio Companies:
Solazyme, Inc.	1,505,162	1,699,681	194,519	1,553,250	1,938,831	385,581	(191,062)
NeoPhotonics Corporation	-	-	-	1,000,000	732,800	(267,200)	267,200

Total	$61,440,291	$64,766,475	$3,326,184	$35,933,080	$37,273,980	$1,340,900	$1,985,284

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics and Solazyme during the nine months ended September 30, 2012 reflects the change in market prices for these portfolio companies.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the nine months ended September 30, 2012 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information.  The net increase in our net assets resulting from operations for the nine months ended September 30, 2013 was $3,113,542, which included $4,400,178 in net realized gains and $3,285,728 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the nine months ended September 30, 2012 of $925,316, which included $282,203 in net realized gains and $1,985,284 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net increase in net assets resulting from operations per common share was $0.34 for the nine months ended September 30, 2013, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.10 per common share for the nine months ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $10.4 million, or $1.18 per share, compared to cash and cash equivalents of $8.9 million as of December 31, 2012.  The increase in cash and cash equivalents during the nine months ended September 30, 2013 was primarily the result of:  (i) the net proceeds of $14.9 million from our disposition of three portfolio companies, offset by (ii) our operating expenses of $2.8 million (net of the increase in our accrued incentives fees and the expenses related to our withdrawn registration statement during the period), (iii) the payment of the June and September 2013 dividends in the amount of $4.3 million, (iv) the $2.2 million used to repurchase shares of our own stock under our stock repurchase program, and (v) our investments in new and existing portfolio companies totaling $4.1 million.

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

We are actively seeking new investment opportunities at this time, however, as of September 30, 2013, we had limited capital available for additional portfolio company investments unless we are able to raise additional capital or we have realizations on our existing investments.  While we expect to generate cash in 2014 from the disposition of our portfolio company positions, there are a number of factors that could affect the timing of these cash inflows, including: (i) uncertainty regarding the equity markets in general, and the IPO market specifically, which could cause delays in the completion of IPOs by our private portfolio companies, (ii) our inability to sell our positions in our publicly traded portfolio companies until expiration of the 180-day post-IPO lockup restrictions, (iii) our decision to delay the disposition of our public company positions in an effort to maximize our net  proceeds, and (iv) our intention to continue to return to our stockholders any net realized gains through periodic distributions.

It is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses, although the amount we actually retain may vary depending on our operating expenses and the timing of our expected purchases and dispositions of portfolio company investments.  We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base.  Based on our current capital base, the targeted size of our investments in new portfolio companies will be approximately $3 million, but we may invest more or less than this amount depending on the circumstances.  We do not expect our $3 million targeted investment size to increase unless we are able to raise additional capital.  It is also possible our targeted investment size may decrease over time if we are unable to raise additional capital due to a number of factors, including a reduction in our net assets due to our continuing operating expenses, and the expected payment of our net realized gains to our stockholders as dividends.  If our targeted investment size decreases, the number and types of opportunities in which we may be allowed to participate are likely to decline, and we may be unable to invest in opportunities that otherwise meet our investment criteria. As of September 30, 2013, we believe we have available capital to make one additional investment in new portfolio company at our targeted investment size of $3 million.

As of September 30, 2013, we had no indebtedness and total accounts payable and accrued expenses of $2,460,011, including amounts owed to our investment adviser.  As of September 30, 2013, amounts owed to our investment adviser consisted of $116,242 of base management fees, $52,880 of administrative expenses, and $2,230,880 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments as of September 30, 2013.  However, pursuant to the Investment Advisory and Administrative Services Agreement, as of September 30, 2013, our investment adviser would not be entitled to payment of an incentive fee until after we have achieved cumulative net realized gains on our investments in excess of $7,563,325, which represents the sum of each portfolio company investment with unrealized depreciation as of September 30, 2013.  As of September 30, 2013, we had $4,682,381 of cumulative net realized gains, resulting from the disposition of our positions in NeoPhotonics, Solazyme, LifeLock and Corsair.  See “Investment Advisory and Administrative Services Agreement” below.

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

Because the portfolio company securities that we have acquired are typically illiquid until an IPO or sale/merger of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions.  Dispositions of our portfolio company investments are discretionary and based on the business judgment of our investment adviser.  If we are successful in disposing of a portfolio company investment, we intend to reinvest the principal amount of our investment in additional portfolio company opportunities, with any gain that we may realize being distributed to our stockholders consistent with our distribution policy.  See “Distributions” above.

As a business development company, we need the ability to raise additional capital for investment purposes on an ongoing basis. Since our Board of Directors currently intends to continue to distribute our net realized gains to our stockholders in accordance with our distribution policy, we expect to undertake a series of equity or debt financings to increase our capital base to allow us to make additional portfolio company investments.  Accordingly, we expect to access the capital markets from time to time in the future to raise cash to fund additional investments.  We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective.  We may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that is was in our best interest and the best interests of our stockholders. The costs associated with any borrowing or preferred stock issuance will be indirectly borne by our common stockholders.

We are currently projecting operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2013 of about $2.0 to $2.5 million based on our current capital base, which includes $250,000 projected for our investor relations program and corporate branding campaign initiatives during the second half of 2013.  While we expect to continue our focus on an investor relations program and corporate branding campaign designed to increase interest in the Company and an active trading market for our shares in an effort to eliminate the current discount between our stock price and our net asset value, we are continuing to carefully examine our operating expenses for potential reductions in light of our current capital base.  However, we believe there are limited opportunities for further operating cost reductions.  Accordingly, our operating expenses at our current capital level will continue to impact our returns to stockholders.  To the extent we are able to raise additional capital, our operating expenses should be a lesser percentage burden on the return to our stockholders.

We are currently operating at sub-scale based on our existing capital base.  We also believe our investment adviser, with eight employees currently responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments, has the appropriate resources and infrastructure in place to cost effectively scale our operations.  While the base management fee payable to our investment adviser will increase if we increase our total assets, we must also bear certain fixed expenses, such as certain administrative, governance, regulatory and compliance costs that do not generally vary based on our size.  Further, as a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and other rules implemented by the SEC, that do not generally vary based on our total assets.  On a per share basis, these fixed expenses will be reduced when supported by a larger capital base.

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

Investment Advisory and Administrative Services Agreement

We have entered into an Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations.  This agreement is terminable by either party upon proper notice.  We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components:  (i) a base management fee, and (ii) an incentive fee.  We also reimburse Keating Investments for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including an allocable portion of the compensation of our Chief Financial Officer/Chief Compliance Officer, and their respective staff.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets.  The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.  We recorded Base Fees of $358,247 and $383,061 for the three months ended September 30, 2013 and 2012, respectively, and Base Fees of $1,093,678 and $1,151,127 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, Base Fees payable to the investment adviser were $116,242 and $128,746, respectively.

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

Mathematically, the formula for computing the annual incentive fee payable to our adviser can be written as:

During the three months ended September 30, 2013, we recorded incentive fee expense of $1,018,842 resulting from an increase in net unrealized appreciation on our portfolio company investments of $5,094,208 during such period.  During the nine months ended September 30, 2013, we recorded incentive fee expense of $1,537,181 resulting from:  (i) an increase in net unrealized appreciation on our portfolio company investments of $3,285,728 during such period, and (ii) an increase in our cumulative net realized gains of $4,400,178 during such period.

As of September 30, 2013, accrued incentive fees payable to the investment adviser were $2,230,880.  However, as of September 30, 2013, no incentive fees related to our cumulative net realized gains of $4,682,381 would be payable to the investment adviser since the total unrealized depreciation (or write-downs) of $7,563,325 exceeds our cumulative net realized gains.   Accordingly, our investment adviser will not be paid an incentive fee, despite the accrual of incentive fees in our financial statements under generally accepted accounting principles, until our cumulative net realized gains exceed our total unrealized depreciation (or write-downs) and, in such case, the incentive fee would only be paid on the amount of the cumulative net realized gains in excess of our total unrealized depreciation (or write-downs).

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period.  In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and Keating Investments, respectively.  Beginning February 20, 2013, the Chief Financial Officer and Chief Compliance Officer positions have been held by a single individual.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.  We recorded allocated administrative expenses of $158,400 and $157,372 for the three months ended September 30, 2013 and 2012, respectively, and allocated administrative expenses of $495,164 and $476,645 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and December 31, 2012, allocated administrative expenses payable to the investment adviser were $52,880 and $51,396, respectively.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.

We maintain a directors and officers insurance policy for non-indemnifiable claims covering our officers and directors.  We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under the Investment Advisory and Administrative Services Agreement, absent the willful misfeasance, bad faith or gross negligence of our investment adviser or the investment adviser’s reckless disregard of its duties and obligations, we have agreed to indemnify our investment adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of our investment adviser’s performance of its duties and obligations under the Investment Advisory and Administrative Services Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act.

As of September 30, 2013, we and our officers and directors are not a party to any material legal proceedings.  However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

On October 10, 2013, we purchased $58,627 of convertible notes of BrightSource under a third and final drawdown of $10 million under a $35 million credit facility with existing investors.  Immediately after the third drawdown, we exchanged 58,620 shares of Series 1A preferred stock for 3,908 shares of Series 1 preferred stock.  We also received 2,408 shares of Series 1 preferred stock in the third drawdown as consideration for our purchase of convertible notes in excess of our pro rata amount.

On October 24, 2013, our Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  Since September 30, 2013, no repurchases were made under our stock repurchase program.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement.  PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term.  PIK interest is added to the principal balance of the loan, and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected.

When one of our loans becomes more than 90 days past due, or if we otherwise do not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and generally will cease recognizing interest income on that loan until all principal and interest has been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.  If the fair value of a loan is below cost, we may cease recognizing PIK interest on the debt investment until such time that the fair value equals or exceeds cost.

Valuation of Portfolio Company Investments

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

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations.  Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date.  However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices.  Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors.  As of September 30, 2013 and December 31, 2012, 85.5%  and 85.9%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

We make investments in later stage, typically venture capital-backed, private, pre-IPO companies.  We focus on acquiring equity securities that are typically the portfolio company’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the portfolio company typically has only common stock outstanding.  We may also invest in convertible debt securities, such as convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event. We generally intend to hold these convertible debt securities, or equity-linked securities, for the purpose of conversion into equity at a future date.

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

As of September 30, 2013, all of our investments in portfolio companies were determined to be Level 3 assets.  Our investment in Tremor Video, our only publicly traded portfolio company, will continue to be a Level 3 asset until the expiration of a 180-day lockup provision in late December 2013.

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

We may elect to engage third-party valuation firms to provide assistance to our Valuation Committee and Board of Directors in valuing certain of our investments.  The Valuation Committee and our Board of Directors will evaluate the impact of such additional information, and factor it into their consideration of fair value.  We have previously engaged third-party valuation firms to conduct periodic valuation reviews of certain of our portfolio investments that are not publicly traded.  The selection of private portfolio companies for periodic valuation reviews is made in accordance with our valuation policy.  For the September 30, 2013 valuation of our portfolio investments that are not publicly traded, no third-party valuation firm reviews were conducted.

Equity Investments.  Our equity investments for which market quotations are readily available in an active market are generally valued at the most recently available closing market prices and are classified as Level 1 assets.  However, equity investments for which market quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount for lack of marketability to the most recently available closing market prices and, accordingly, are classified as Level 3 assets.  We generally apply a 10% discount for lack of marketability to positions where a portfolio company has completed an IPO, but where we are still subject to a customary 180-day lockup provision.

The fair values of our equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets.  To determine the fair value of a portfolio company for which market quotations are not readily available, we may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors.  We may also consider other events, including the transaction in which we acquired our securities, subsequent equity issuances by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company.  In addition, we may consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which we are subject with respect to public companies in our portfolio.

In determining the fair value of our equity investments in a portfolio company for which market quotations are not readily available, our valuation analysis typically includes the following:

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

In cases where a portfolio company completes a subsequent financing with different rights and/or preferences than the equity securities we hold, or where we own common stock in a portfolio company with preferred stock outstanding, or where a merger or acquisition event involving a portfolio company has been completed or is pending, we may also consider using option pricing models and/or a backsolve approach to derive the transaction value or marketable equity value, as the case may be.

The fair value of common and preferred stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

Debt Investments.  Given the nature of our investments in convertible debt investments, principally convertible bridge notes, issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.  Since we invest in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of our convertible debt investments for which market quotations are not available  is determined on an as-converted to equity basis using the same factors we use to value our equity investments (including convertible preferred stock), as discussed above.  In making a good faith determination of the value of our convertible debt investments, we generally start with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and PIK interest which has been accreted to principal as earned.

If we determine that there is a low likelihood that our convertible debt investments will be converted into equity or repaid in connection with an IPO, sale/merger or next equity financing event, or will otherwise be held for cash payment at maturity, we apply a procedure that assumes a disposition of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants.  The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept.  As part of this process, we will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default, and whether the security lien, if any, is subordinated to senior lenders.  We will also use pricing of recently issued comparable debt securities, if available, to determine the baseline hypothetical market yield as of the measurement date. We consider each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

Our process includes, among other things, an assessment of the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  If there is a significant deterioration of the credit worthiness of a debtor, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

We record unrealized depreciation on debt investments when we believe that an investment has decreased in value, including where collection of a loan is doubtful or if under the as-converted to equity premise when the value of a debt security were to be less than the amortized cost of the investment. Conversely, where appropriate, we record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value or if under the as-converted to equity premise the value of a debt security were to be greater than the amortized cost.

When acquiring a debt instrument, we may receive warrants or other equity-related securities from the borrower in connection with the debt investment.  We determine the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received.  Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

Valuation Analysis of Portfolio Companies Completing IPO or Sale.  The determination of the fair value of our private portfolio companies involves subjective judgments and estimates and is subject to inherent uncertainty.  Following an IPO, we value our public portfolio companies based on the market price of these companies, subject to a 10% discount for lack of marketability to positions where we are still subject to a customary 180-day lockup provision.  We have presented in the table below additional information on each of our portfolio companies that have completed an IPO (as well as Corsair which we disposed of as part of a sale transaction with a private equity firm) comparing the fair value determination we made in the quarter immediately prior to the IPO or sale/merger transaction with the derived value of our interest at the time of the IPO or sale/merger transaction.

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

See “Note 2. Basis of Presentation; Summary of Significant Accounting Policies – Valuation of Investments” in the accompanying notes to our financial statements for additional information regarding quantitative information about our Level 3 fair value measurements as of September 30, 2013.

Federal Income Taxes.  From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We satisfied the RIC requirements for our 2012 taxable year, and we intend to operate so as to qualify as a RIC in 2013, and, as such, we have made no provision for income taxes as of September 30, 2013 and December 31, 2012.  However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC.  For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

In order to qualify and continue to qualify as a RIC for federal income tax purposes and obtain the tax benefits accorded to a RIC, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

●	Have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

●	Derive in each taxable year at least 90% of our gross income from (i) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and (ii) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

●	Diversify our holdings so that at the end of each quarter of the taxable year

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

We may be required to recognize taxable income in circumstances in which we do not receive cash.  For example, if we hold debt obligations with PIK provisions, under applicable tax rules, we must include in income each year a portion of the PIK interest earned in that year.  Because PIK interest will be included in our investment company taxable income in the year it is earned, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we may not have received any corresponding cash amount.  As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain our qualification for RIC tax treatment under the Code.  We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose.  If we are not able to obtain cash from other sources, we may fail to continue to qualify for RIC tax treatment and thus become subject to corporate-level income tax.  However, since we do not expect to have investment company taxable income for our taxable year, we would generally not be required to distribute PIK interest from our available cash or the proceeds from the disposition of our portfolio company investments to satisfy the Annual Distribution Requirement.

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

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets.  We would not be required, however, to dispose of any non-qualifying assets in such circumstances.  As of September 30, 2013, we believe that all of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.

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

We may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that is was in our best interest and the best interests of our stockholders. In the event we do borrow funds to make investments thereafter, we are exposed to the risks of leverage, which may be considered a speculative investment technique.  Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities.  In addition, the costs associated with any borrowing or preferred stock issuance, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders.

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

Code of ethics.  We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel.  Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us.  You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, DC.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  In addition, each code of ethics is available on the SEC’s website at www,sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address:  publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  You may also obtain a copy of our code of ethics on our website at www.keatingcapital.com.

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

Interest Rate Risk.  We are subject to financial market risks, including changes in interest rates.  Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents.  As of September 30, 2013, we had cash and cash equivalents of $10.4 million.  We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  As of September 30, 2013, we had money market fund investments of $10.3 million, pending subsequent investment in portfolio companies in accordance with our investment objective or payment of our operating expenses, for which we have market risk exposure relating to fluctuations in interest rates.  During September 2013, our money market funds earned an effective annualized dividend of approximately 0.02%.  Assuming no other changes to our holdings of money market funds as of September 30, 2013, a one percentage point change in the underlying dividend rate payable on our money market funds as of September 30, 2013 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates.  As of September 30, 2013, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.  However, in the future, we may have other loans in our portfolio that have floating rates.

Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies.  As of September 30, 2013, we had no debt for borrowed money.  However, although we have no current intention to do so, we may borrow additional funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.

We may engage in hedging transactions with respect to the market risks to which we are exposed subject to the requirements of the 1940 Act.  We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts.  However, if we do engage in hedging transactions, we may expose ourselves to risks associated with such transactions.  We have not engaged in any hedging activities since our inception, and we currently do not expect to engage in any hedging activities with respect to the market risks to which we are exposed.  We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Item 4.	Controls and Procedures

As of September 30, 2013 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2012, which has been filed with the SEC.  Except as set forth below, there has been no material changes during the nine months ended September 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Portfolio Company Investments

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions.  We may utilize instruments such as futures, options, forward contracts, caps, collars, floors and interest rate swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in market prices and interest rates.  Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline.  However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.  Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase.  Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged.  Any such imperfect correlation, or basis risk, may prevent us from achieving the intended hedge and expose us to risk of loss.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors.  Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation.  Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its obligations to us with respect to the affected investments or to continue as a going concern.  This could result in realized losses in the future and ultimately in reductions of our net realized gains available for distribution in future periods.

Risks Relating to Our Business and Structure

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities.  We do not currently intend to borrow funds to finance the purchase of our investments in portfolio companies.  Although we have no current intention to do so, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  The costs associated with any borrowing will be indirectly borne by our common stockholders.  Although we do not currently anticipate incurring leverage, if we do so we may borrow from and issue senior debt securities to banks, insurance companies and other lenders.  Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders.  If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged.  Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.  Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed.  Leverage is generally considered a speculative investment technique.  Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.  Moreover, as the management fee payable to Keating Investments will be payable on our gross assets, including those assets acquired through the use of leverage, Keating Investments may have a financial incentive to incur leverage which may not be consistent with the interests of our stockholders.  To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and increase our net investment loss.  In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Keating Investments.

Our potential use of borrowed funds to make investments may expose us to risks typically associated with leverage.

We do not currently intend to borrow funds to finance the purchase of our investments in portfolio companies.  Although we have no current intention to do so, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. To the extent we do utilize leverage:

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

Our base management fee may induce our investment adviser to incur leverage.

Our base management fee is calculated on the basis of our total assets, including assets acquired with the proceeds of leverage.  Although we do not currently intend to borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  Although the use of leverage is not currently contemplated, our investment adviser may be encouraged to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so.  Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock.  Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this conflict of interest.

Regulations governing our operation as a business development company affect our ability to and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage if we borrow funds to make additional investments.

We do not currently intend to borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies.  Although we have no current intention to do so, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that is was in our best interest and the best interests of our stockholders.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Our Board of Directors is required under the 1940 Act to approve any issuance of senior securities.  Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities.  If the value of our assets declines, we may be unable to satisfy this test.  If that were to happen, we might be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.  Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

If in the future we issue debt or preferred stock, all of the costs of offering and servicing such debt or preferred stock, including interest or preferential dividend payments thereon, will be borne by our common stockholders.  The interests of the holders of any debt or preferred stock we may issue will not necessarily be aligned with the interests of our common stockholders.  In particular, the rights of holders of our debt or preferred stock to receive interest, dividends or principal repayment will be senior to those of our common stockholders.  Also, in the event we were to issue preferred stock, the holders of such preferred stock may have the ability to elect two members of our Board of Directors.  In addition, we may grant a lender a security interest in a significant portion or all of our assets, even if the total amount we may borrow from such lender is less than the amount of such lender’s security interest in our assets.  In no event, however, will any lender to us have any veto power over, or any vote with respect to, any change in our, or approval of any new, investment objective or investment policies or strategies.

If our common stock trades below its net asset value per share, our ability to raise additional equity capital will be adversely affected, and any offering of our common stock at a price below net asset value will result in immediate dilution to existing stockholders upon the closing of any such offering.

Except for a rights offering, we are not generally able to issue and sell our common stock at a price below net asset value per share.  We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of us  and our stockholders, and our stockholders approve such sale.  If our common stock persistently trades below net asset value, the prospect of dilution to our existing stockholders may result in it being unattractive to raise new equity, which may limit our ability to grow.  The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

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

In addition, if we were to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value.  As a result, existing stockholders would experience further dilution and additional discounts to the price of our common stock.  Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of any such offerings cannot be determined.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income, such as payment-in-kind interest on certain debt investments.

Although we focus on achieving capital gains from our equity investments, in certain limited cases we may receive current income, either through interest or dividend payments, on our investments.  While our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses.  In the event that dividends are declared and paid on our preferred stock investments, it is possible that such preferred dividends may be paid in the form of preferred or common shares of the portfolio company.  In addition, if we acquire debt obligations with PIK provisions, under applicable tax rules, we must include in income each year a portion of the PIK interest earned in that year.  Because PIK interest will be included in our investment company taxable income in the year it is earned, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we may not have received any corresponding cash amount.  As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification for RIC tax treatment under the Code.  We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose.  If we are not able to obtain cash from other sources, we may fail to continue to qualify for RIC tax treatment and thus become subject to corporate-level income tax.  However, since we do not expect to have investment company taxable income for our taxable year, we would generally not be required to distribute PIK interest from our available cash or the proceeds from the disposition of our portfolio company investments to satisfy the annual distribution requirement.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States, or a shutdown of the United States federal government could, have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, a federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

Shares of closed-end funds, including business development companies like us, may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share.  The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock investments generally, for initial public offerings and other exit events for venture capital-backed companies, and the mix of companies in our investment portfolio over time.  Because accurate financial and other data on our portfolio companies may be limited and not publicly disseminated, the public perception of their value may be unduly influenced by trading levels on secondary marketplaces, speculation about their prospects, market conditions, uninformed investor sentiment or other factors.  Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.  We cannot ever predict whether shares of our common stock will trade above, at or below our net asset value.

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

We may also in the future choose to pay a portion of our dividends using shares of our common stock, in which case you may be required to pay tax in excess of the cash portion of the dividend you receive.

We may in the future choose to pay a portion of our dividends using shares of our common stock, in which case you may be required to pay tax in excess of the cash portion of the dividend you receive.  However, we currently have no intention of paying dividends in shares of our stock.  In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.  If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock).  In no event will any stockholder, electing to receive cash, receive less than 20% of his entire distribution in cash.  If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.  Accordingly, if we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes.  As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.  We currently have no intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any unregistered sales of equity securities during the nine months ended September 30, 2013.  Details of the monthly share repurchases under our stock repurchase program during the nine months ended September 30, 2013 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)

Balance at December 31, 2012				108,996	$764,179	$4,235,821
January 2013	-	$-	$-	-	-	4,235,821
February 2013	1,400	8,869	6.34	1,400	8,869	4,226,952
March 2013	41,163	268,064	6.51	41,163	268,064	3,958,888
April 2013	-	-	-	-	-	3,958,888
May 2013	66,186	411,299	6.21	66,186	411,299	3,547,589
June 2013	93,810	617,330	6.58	93,810	617,330	2,930,259
July 2013	-	-	-	-	-	2,930,259
August 2013	57,797	357,818	6.19	57,797	357,818	2,572,441
September 2013	79,089	535,036	6.76	79,089	535,036	2,037,406

Total	339,445	$2,198,415	$6.48	448,441	$2,962,594	$2,037,406

(1)	On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5.0 million for a period of six months, which was subsequently extended until May 8, 2013. On April 25, 2013, our Board of Directors further extended our stock repurchase program until November 8, 2013, subject to a cumulative maximum dollar repurchase of $5 million. On October 24, 2013, our Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities. No repurchases were made under our stock repurchase program after September 30, 2013.

Since the inception of our stock repurchase program in May 2012, we have repurchased a total of 448,441 shares of our common stock at an average price of $6.61 per share, including commissions, with a total cost of $2,962,594.

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

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.6	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-191525), filed on October 2, 2013)
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

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2013	KEATING CAPITAL, INC.
	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Frederic M. Schweiger
Frederic M. Schweiger Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)