Form 10-K
period 2013-12-31
KEATING CAPITAL INC
filed 2014-02-24
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $59.7 million based upon a closing price of $6.78 reported for such date on the Nasdaq Capital Market.  Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates.

As of February 24, 2014, the number of outstanding shares of common stock of the registrant was 9,548,902.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, to be filed within 120 days after the close of the registrant’s year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Keating Capital, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2013

PART I

In this annual report on Form 10-K, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Keating Capital, Inc., and “Keating Investments” or “our investment adviser” refer to Keating Investments, LLC.

Item 1.  Business

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  See “Regulation as a Business Development Company” below.  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  We satisfied the RIC requirements for our 2013 taxable year, and we intend to operate so as to qualify as a RIC in 2014.  See “— Material U.S. Federal Income Tax Considerations” below.

Our investment objective is to maximize capital appreciation.  We seek to accomplish our capital appreciation objective by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-IPO companies.  Since our initial investment in January 2010, we have historically focused on venture capital-backed technology companies.

Our strategy is to evaluate and invest in companies prior to the valuation accretion that we believe occurs once private companies complete an initial public offering.  We seek to capture this value accretion, or what we refer to as a private-public valuation arbitrage, by investing primarily in private, micro-cap and small-cap companies that meet our core investment criteria.  Our investment strategy can be summarized as buy privately, sell publicly, capture the difference.

Based on our past experience–and representations made to us by our portfolio companies prior to our investments–we anticipate that, on average, it will take about two years after our initial investment for a portfolio company to complete its initial public offering, or IPO.  Following a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO and an expected additional one-year period to sell our shares in the portfolio company in the public markets, we anticipate that, on average, the holding period for our portfolio company investments will be about four years.  However, we may be able to sell our portfolio company positions prior to our targeted four-year holding period in cases where a portfolio company either completes an IPO sooner than we expected or, in lieu of an IPO, completes a strategic merger or sale prior to our targeted holding period.

Our Investment Adviser

We are externally managed by Keating Investments, an investment adviser that was founded in 1997 and is registered under the Investment Advisers Act of 1940, as amended, or the Advisers Act.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.  Our investment activities are managed by Keating Investments pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”). Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Palo Alto, California.

We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components–a base management fee and an incentive fee.  See “— Investment Advisory and Administrative Services Agreement” below.

The managing member and principal owner of Keating Investments is Timothy J. Keating.  Our investment adviser’s principals are Timothy J. Keating, our President, Chief Executive Officer and Chairman of our Board of Directors, Kyle L. Rogers, our Chief Investment Officer, and Frederic M. Schweiger, our Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Treasurer, Secretary and a member of our Board of Directors.  In addition, Keating Investments employs one other investment professional dedicated to portfolio company origination, due diligence and financial analysis.

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

Our Investment Objective and Strategy

Our investment objective is to maximize capital appreciation.  We seek to accomplish our capital appreciation objective by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-IPO companies.  We focus on acquiring equity securities that are typically a portfolio company’s most senior preferred stock at the time of our investment or, in cases where we acquire shares of common stock, the portfolio company typically has only common stock outstanding.  However, to a lesser extent, we may also invest in convertible debt securities, such as convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  These bridge notes are typically subordinated to the portfolio company’s senior debt.  We generally intend to hold our convertible debt securities, which we refer to as equity-linked securities, for the purpose of conversion into equity at a future date.  In accordance with our investment objective, we seek to invest in equity and equity-linked securities of principally U.S.-based, private companies with an equity value typically between $100 million and $1 billion.  We refer to companies with an equity value of between $100 million and less than $250 million as “micro-cap companies” and companies with an equity value of between $250 million and $1 billion as “small-cap companies.”  Since our initial investment in January 2010, we have historically focused on venture capital-backed technology companies.

We specialize in making pre-IPO investments in emerging growth companies that are committed to and capable of becoming public, which we refer to as “pre-IPO” companies.  We provide investors with the ability to participate in a publicly traded, closed-end fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status, or what we refer to as the private-to-public valuation arbitrage.  Our shares are listed on Nasdaq under the ticker symbol “KIPO.” Our strategy is to evaluate and invest in companies prior to the valuation accretion that we believe occurs once private companies complete an initial public offering.  We seek to capture this value accretion by investing primarily in private, micro-cap and small-cap companies that meet our core investment criteria:  they (i) generate annual revenue in excess of $20 million on a trailing 12-month basis and have growth potential; (ii) are committed to, capable of, and will benefit from becoming public companies; and (iii) create the potential to achieve a targeted 2x return on our investment within our expected investment horizon of four years. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may complete an IPO sooner than our targeted two-year period from our initial investment, in which case our targeted return may be correspondingly reduced.  Our investment strategy can be summarized as buy privately, sell publicly, capture the difference.

By design, our fund has been structured as a high risk/high return investment vehicle.  While we have discretion in the investment of our capital, we seek long-term capital appreciation through investments principally in equity or equity-linked securities that we believe will maximize our total return.  Although our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses.  Interest accrued under our equity-linked securities, such as convertible bridge notes, is generally not payable until maturity and, accordingly, does not generate current cash payments to us, nor are they held for that purpose.  Accordingly, our equity and equity-linked investments are not expected to generate current income (i.e., dividends or interest income), which makes us different from other business development companies that primarily make debt investments from which they receive current yield in the form of interest income.

Our primary source of investment return will be generated from net capital gains, if any, realized on the sale of our portfolio company investments, which typically will occur after a portfolio company completes an IPO and after expiration of a customary 180-day post-IPO lockup restriction or, to a lesser extent, is acquired.  We intend to maximize our potential for capital appreciation by taking advantage of the private-to-public valuation arbitrage, or the premium, that we believe is generally associated with having a more liquid asset, such as a publicly traded security.  Typically, we believe investors place a premium on liquidity, or having the ability to sell stock more quickly and efficiently through an established stock exchange than through private transactions.  Specifically, we believe that an exchange listing, if obtained, should generally provide our portfolio companies with greater visibility, marketability and liquidity than they would otherwise be able to achieve without such a listing.  As a result, we believe that public companies typically trade at higher valuations than private companies with similar financial attributes.  By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this liquidity premium.  There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange.

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

We continue to believe that public companies typically trade at higher valuations than private companies with similar financial attributes.  The four portfolio companies that have completed IPOs (NeoPhotonics, Solazyme, LifeLock and Tremor Video) had unrealized returns at the time of their IPOs, based on their IPO price, of 1.8x, 2.0x, 1.7x and 1.5x our investment cost, respectively.  However, the stock prices of each of these companies have changed since the IPO, and there is no assurance that we will be able to sell any of our portfolio company investments, following our lockup restrictions, at prices that will allow us to achieve our targeted 2x return on investment once the companies are publicly traded and assuming our targeted four-year investment horizon.

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

Because the equity and equity-linked securities of pre-IPO companies typically do not pay any current income, we may consider investments in qualified private and public companies that generate current yield in the form of interest income which can be used to offset some of our operating expenses.  These investments typically will be in the form of debt instruments providing for the current payment of interest, which may be convertible into equity securities or have separate warrants exercisable for equity securities so that we have an opportunity to achieve long-term capital appreciation.  To the extent that we make investments in public companies, we anticipate that the market capitalizations of these companies would typically be below $250 million and that we would be willing to generally accept a reduced level of potential capital appreciation in exchange for the payment of a current yield on our investments to offset some of our operating expenses.  In addition to broadening our potential sources of return, we believe that the ability to generate current yield in the form of interest income on some of our investments may be attractive to our investors.

We believe that there are four critical factors that will drive the success of our pre-IPO investing strategy, differentiate us from other potential investors in later stage, venture-backed private companies, and potentially enable us to complete equity transactions in pre-IPO companies that we believe will meet our expected targeted return.  First, we generally focus on companies with an equity value of typically between $100 million and $1 billion—companies we believe are better positioned to achieve our targeted return on our investment once the company is publicly traded.  Second, we focus on prospective portfolio companies where we can purchase securities directly from an issuer or from a selling stockholder in a negotiated transaction and can obtain business and financial information on the portfolio company.  Third, we focus on acquiring equity securities that are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire shares of common stock, the issuer typically has only common stock outstanding.  And lastly, we are focused on the acquisition of private securities at a valuation that creates the potential for our targeted return on our investment once the company is publicly traded.  We believe that larger, highly-publicized, private companies may create the risk to a prospective investor of being either fully or, in certain cases, over-valued relative to publicly traded peers, which diminishes the opportunity for us to realize the potential value accretion that we believe exists when a private company completes an IPO.

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

We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing.  We may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  These structural protections are intended to provide some additional value protection in the event of an IPO.  We view the potential value associated with these structural protections as an important component of our investment strategy.  However, there can be no assurance that our investment adviser will succeed in negotiating structural protections for our future investments.  Even if it succeeds in obtaining such protections, our ability to realize the potential value associated with these structural protections at the time of the IPO will depend on a number of factors including each portfolio company’s completion of an IPO, any adjustment to the special IPO conversion price that may be negotiated prior to or during the IPO process, the possible subsequent issuance of more senior securities that may impact the relative value of the structural  protection, and fluctuations in the market price of each portfolio company’s common shares until such time as the common shares received upon conversion can be disposed of following the expiration of a customary 180-day post-IPO lockup period.  Accordingly, the potential value associated with these structural protections would typically not be available unless each portfolio company completes an IPO.  Further, even if an IPO is completed, the potential value associated with these structural protections would not be realized unless the market price of each portfolio company’s common shares equals or exceeds the IPO price at the time such shares are sold by us following the post-IPO lockup period.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the rights, preferences and limitations of the equity securities we hold in our private portfolio companies.

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

●
Potential for return on investment.  Because of the value differential which we believe exists between public and private companies as a result of the liquidity premium, or what we refer to as the private-to-public valuation arbitrage, as discussed above, we seek to make investments that create the potential to achieve a targeted 2x return on our investment once the company is publicly traded and within our expected investment horizon of four years. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may complete an IPO sooner than our targeted two-year period from our initial investment, in which case our targeted return may be correspondingly reduced.

We expect that the primary sources of our investment opportunities will be from our relationships with venture capital firms and investment banks.

Market Opportunity

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

We believe that an attractive market opportunity exists for us as a provider of pre-IPO financing to emerging growth companies that meet our investment criteria for the following reasons:

●	Companies staying private longer. The venture capital-backed companies that we typically target are staying private significantly longer than in the past. As a result, we believe there is a growing pipeline of more mature private companies that are currently able to satisfy investor demands for growth and prospects for near-term profitability.

●	Need for pre-IPO financing. As a result of the changing IPO market conditions over the last several years, we believe micro- and small-cap companies generally must demonstrate an ability to raise private capital prior to an IPO to be successful in the IPO process. We believe such pre-IPO financing evidences existing investors’ continuing commitment to the company, validates increased valuations to the extent new investors price the pre-IPO financing, and strengthens the company’s balance sheet as it prepares for the IPO process.

●	Favorable IPO market conditions. While capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments, the U.S. IPO market in 2013 was the best year since 2000, when 406 IPOs were completed. In 2013, a total of 222 companies completed IPOs in U.S., compared to a total of 128 IPOs completed in 2012. The 222 IPOs completed in 2013 exceeded the 216 IPOs completed in 2004, the highest level of completed IPOs in the last 10 years. We believe there are three primary technical drivers that determine the overall number of completed IPOs: (i) volatility, (ii) recent IPO performance, and (iii) equity market trends. As of the end of 2013, we believe that each of the technical indicators were at favorable levels.

●	Non-controlling investment structure. We believe we can be a provider of choice for pre-IPO financing. Since we do not require board seats, observation rights, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy. In addition to participating in financings led by other investors, we are able to act as a lead investor, in which case we would establish the price and other terms on our own behalf and on behalf of other investors. We believe that our willingness to lead an investment round may be attractive to certain existing venture capital investors, who may wish to avoid conflicts of interest presented by their board seats or other control rights.

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

●
Investment banks.  We also expect to source our investment opportunities from investment banks that are focused on emerging growth companies that meet our investment criteria.  We have developed, and expect to continue building, relationships with the large, “bulge bracket,” investment banking firms and middle market firms that are recognized as leaders in these sectors.

We also have in the past and may in the future source investment opportunities from our direct outreach to private companies.  We have implemented a proactive marketing program to communicate with our investment adviser’s established referral network and with companies that meet our investment criteria.  We also maintain and continually update a database of emerging growth companies, which are typically venture capital-backed, that we believe currently satisfy, or will satisfy within the next year, our investment criteria.  Our database has been compiled from opportunities identified by our referral network, from publicly available information, and from acquired sources.

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

Once we identify those private companies that we believe meet our minimum revenue threshold and have indicated a commitment to go public within our targeted time frame, we utilize an investment review and approval process focused on the following factors:

●
Qualification.  We obtain information from the company’s management and conduct a preliminary evaluation of the opportunity with a primary focus on understanding the business, historical and projected financial information, industry, competition and valuation to ascertain whether we believe the prospective portfolio company will be able to satisfy our targeted return on investment if and when the company becomes public.  The results of this preliminary evaluation are presented to our investment adviser’s Investment Committee, and typically a decision is made whether to pursue the opportunity further based on the relative attractiveness of the opportunity, the expected investment horizon and our assessment of the potential return on our investment, and our core investment criteria, compared to other opportunities currently in our deal pipeline.  The Investment Committee typically selects those portfolio company investment opportunities that meet our investment criteria and present the greatest potential for achieving our target return on investment.

●
Analysis.  Once the Investment Committee selects a portfolio company investment opportunity for further analysis, we will conduct research on the company’s prospects and industry, participate in additional discussions with the company’s management and existing investors, and prepare an internal investment memorandum which discusses our evaluation findings and recommendations, together with an internal valuation analysis outlining our acceptable valuation ranges for an investment.  As part of our analysis, we typically have discussions with the company’s management and advisers, and we usually request access to the company’s major stockholders.  These discussions generally are centered on a review of the company’s financial history and projections to understand key supporting assumptions, verification of the company’s commitment to go public and the timing thereof, and the primary considerations, metrics and milestone achievements being used by the company to justify its valuation.  At this stage, we prepare an in-depth valuation analysis focused primarily on comparable private transactions, market multiples of public companies that we believe are most comparable, and a discounted cash flow analysis.  Based on our comprehensive valuation assessment, the Investment Committee typically makes a decision whether to proceed with an investment and, if we are the lead investor, the terms and conditions that we will propose for further negotiation.  Each new portfolio company investment that we make requires the unanimous approval of our investment adviser’s three-person Investment Committee.

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

We also use our ongoing discussions with our portfolio company management teams to monitor their continued commitment to completing an IPO and, when requested, to provide our insights on the current IPO market and what we believe are the key differentiators for successful IPOs.  We also offer significant managerial assistance to our portfolio companies.  We expect that this managerial assistance will likely involve consulting and advice on the going public process and public capital markets, including introducing certain portfolio company management teams to capital markets advisory firms that we believe can assist these management teams in:  (i) selecting and structuring underwriting syndicates, (ii) developing the portfolio company’s IPO marketing message and plan, (iii) engaging the research analyst community, (iv) developing the appropriate valuation and go-to-market price range and advising on proper transaction size, (v) monitoring the quality of the roadshow audience and maximizing marketing effectiveness, (vi) monitoring bookbuilding and developing strategies for optimal pricing, and (vii) developing an optimal stockholder base and aftermarket trading.  As a business development company, we are required to offer such managerial assistance.

Portfolio Composition and Follow-on Investments

We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base.  Based on our current capital base, the targeted size of our investments in new portfolio companies will be approximately $3 million, but we may invest more or less than this amount depending on the circumstances.  We do not expect our $3 million targeted investment size to increase unless we are able to raise additional capital.  It is also possible our targeted investment size may decrease over time if we are unable to raise additional capital.  If our targeted investment size decreases, the number and types of opportunities in which we may be allowed to participate are likely to decline, and we may be unable to invest in opportunities that otherwise meet our investment criteria.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

We generally expect that most of our portfolio company investments will represent approximately 5% of our gross assets measured at the time of investment depending on the size of our asset base and our investable capital.  However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make opportunistic portfolio company investments that could represent up to 25% of our gross assets measured at the time of investment.  An individual portfolio company investment may be smaller than our targeted size and weighting at the time of the initial investment due to factors such as the size of investment made available to us and our cash available for investment.  We expect that the size of our individual portfolio company investments and their weighting in our overall portfolio will fluctuate over time based on a variety of factors including, but not limited to additional follow-on investments in existing portfolio companies, sales of our interests in portfolio companies, unrealized appreciation or depreciation, or an increased asset base as a result of the possible issuance of additional equity.

We may also consider making follow-on investments in an existing private portfolio company that is seeking to raise additional capital in subsequent private equity financing rounds.  Existing portfolio companies may elect, or be required, to raise additional capital prior to pursuing an IPO for any number of reasons including:  (i) to fund additional spending in marketing and/or research and development to develop their business, (ii) to fund working capital deficiencies due to weaker than expected revenue growth or higher than expected operating expenses, (iii) to fund business acquisitions or strategic joint ventures, and (iv) to increase cash reserves in advance of an anticipated IPO.  In evaluating follow-on investment opportunities, we typically assess a number of additional factors beyond the three core investment criteria we use in making our initial investment decisions.  These additional factors may include:  (i) the portfolio company’s continued commitment to an IPO, (ii) the achievement of pre-IPO milestones since our initial investment, (iii) the size of our portfolio company investment relative to our overall portfolio, (iv) any industry trends affecting the portfolio company or other portfolio investments in similar industries, (v) the impact of a follow-on investment on our diversification requirements so we can continue to qualify as a RIC for tax purposes, and (vi) the possible adverse consequences to our existing investment if we elect not to make a follow-on investment, such as the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold.  Although we have de-emphasized the energy and recycling sectors as areas of interest, we may continue to evaluate and make investments in existing energy and recycling portfolio companies based on the foregoing factors.

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

While we have only a few discrete events to measure a portfolio company’s progress to an IPO–a registration statement publicly on file with the SEC, the completion of an IPO, and the disposition of our investment–which we refer to as “lagging” indicators, we believe that a number of our portfolio companies continue to prepare for and make progress towards an IPO.  Our assessment of a portfolio company’s IPO preparation and progress is based on information our investment adviser may obtain in its quarterly update calls with our portfolio company management teams with respect to certain pre-IPO indicators, or what we refer to as “leading” indicators.  These leading indicators include:  (i) adding new members of senior management (e.g., a CFO with public company experience), (ii) meeting with investment banking firms and conducting a “bakeoff” to select underwriters, (iii) testing the waters by meeting with prospective institutional IPO investors, (iv) determining (and then achieving) the key operating milestones that need to be met to increase the probability of a successful IPO, (v) holding an IPO “organizational meeting” to begin preparation for the IPO process, (vi) drafting the IPO registration statement, and, in certain cases, (vii) confidentially filing a registration statement with the SEC.  Due to the confidential nature of our investment adviser’s discussions with management, we are precluded from discussing the presence or absence of these “leading” indicators with respect to specific portfolio companies.  Based on our assessment of these “leading” indicators, we believe that many of our portfolio companies are making progress toward an IPO that is consistent with our targeted time frames and holding periods.

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

Although we have a targeted four-year holding period, our public company ownership structure eliminates the pressure to sell a portfolio company investment if a portfolio company’s IPO or merger/sale is delayed.  Accordingly, we believe that we can be a patient investor in our portfolio companies, allowing them flexibility to access the IPO market when the timing and pricing may be best for the company and us.  In the event the IPO markets become unfavorable to a specific industry or the broader market, we can be flexible as our portfolio companies wait for a market recovery or seek alternative exit strategies.  However, there may be situations where our portfolio companies will not perform as planned and thus be unable to go public under any circumstances.  There may also be situations where a specific industry or sector will no longer be attractive to IPO investors.

In such cases, we will consider whether the portfolio company has already passed, or is likely to exceed, our targeted two-year IPO completion period.  If we believe the portfolio company will not complete an IPO within this period, our investment adviser has the discretion to consider a number of alternative strategies including (i) pursuing a sale of our interests to an existing investor, (ii) attempting to influence the portfolio company’s management to pursue a strategic merger or sale, and (iii) identifying potential third party investors interested in purchasing all or a portion of our interest.  Our ability to liquidate our investments under any of these strategies will be highly uncertain, although we expect to have a greater chance of success if our investments contain structural protections.  Nonetheless, depending on the circumstances, even if we are successful in liquidating an investment under these alternatives, we may not achieve our targeted return and, as for any investment, we may experience a loss on our investment.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Targeted Holding Periods and Portfolio Company Exits” for additional information on the holding periods of our portfolio companies and the IPO progress of private portfolio companies.

Source of Returns

Our primary source of investment return will be generated from net capital gains, if any, realized on the sale of our portfolio company investments, which typically will occur after a portfolio company completes an IPO or, to a lesser extent, is acquired.  We are typically prohibited from exiting investments in our publicly traded portfolio companies following their IPO until the expiration of the customary 180-day lockup period.  These agreements, which we are usually required to enter into as part of our investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180-day period following an IPO.  We may sell these securities at our discretion at any time following the lockup period based on our investment adviser’s business judgment.  However, we will have no ability to mitigate the high volatility that is a typical characteristic of IPO aftermarket trading and is driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-IPO investors and possibly management.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Realized Gains” for additional information on the realized gains and losses for our portfolio company dispositions.

Distributions

Quarterly Distribution Policy

On February 20, 2014, our Board of Directors adopted a quarterly distribution policy where we intend to pay regular quarterly distributions to our stockholders out of assets legally available for distribution.  Under the quarterly distribution policy, our Board of Directors intends to pay regular quarterly distributions to our stockholders based on our estimated net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for a given calendar year.  Since our portfolio company investments typically do not generate current income (i.e., dividends or interest income), we do not expect the quarterly distributions to represent earnings from net investment income, which makes us different from other business development companies that primarily make debt investments and may pay dividends from their recurring interest income.

Under our quarterly distribution policy, we seek to maintain a consistent distribution level that may be paid in part or in full from net capital gains or a return of capital, or a combination thereof.  If our actual net capital gains are less than the total amount of our regular quarterly distributions for the year, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  Alternatively, if our actual net capital gains exceed the total amount of our regular quarterly distributions for a given year, our Board of Directors currently intends to adjust or make an additional distribution in December of each year so that our total distributions for any given year represent 100% of our actual net capital gains in that year.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of Keating Capital.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned.  The tax character of a distribution is determined based upon our total net capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year.

Due to the uncertainty of our portfolio companies achieving a liquidity event through either an IPO or sale/merger and our ability to sell our positions at a gain following a liquidity event, we can give no assurance that we will be able to realize net capital gains during the year equal to the amount of our regular quarterly distributions.  Furthermore, we can give no assurance that we will achieve our projected investment results that will allow us to pay a specified level of distributions, previously projected distributions for future periods, or year-to-year increases in distributions.  Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, and our ability to sell our publicly traded portfolio positions at a gain following a liquidity event.  Accordingly, we can give no assurance that we will be able to realize any net capital gains from the sale of our portfolio company investments.

See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Policy” for additional information on our quarterly distribution policy.

Stock Distributions

On February 20, 2014, consistent with applicable tax rules, our Board of Directors determined that it intends to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  As a result of our stock distributions, you may be required to pay tax in excess of the cash portion of the dividend you receive.

Our Board believes there are a number of benefits from paying stock distributions and retaining cash for additional portfolio company investments,  including the following:  (i) that our increased cash resources would allow us to make investments in a greater number of portfolio companies at potentially larger investment amounts, (ii) that our increased capital base would have the effect of reducing our operating expenses as a percent of our net assets, and (iii) that a higher market capitalization and potentially greater liquidity may make our common stock more attractive to investors and help reduce or eliminate our stock price discount to net asset value over time.  Based on our current stock price, we expect that stock distributions for the foreseeable future will be made at a price per share that is less than our net asset value per share, which will result in an immediate dilution of net asset value per share for all of our stockholders.  We expect to continue to pay a portion of our distributions in shares of our common stock until such time as we have eliminated our stock price discount to net asset value and can successfully access the equity capital markets, or on an ongoing basis.

We intend to suspend our dividend reinvestment plan (“DRIP”) with respect to the entirety of any distribution which is paid in cash and shares of our common stock at the election of stockholders.

See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Policy” for additional information on our stock distributions and DRIP.

Capital Raising

As a business development company, we need the ability to raise additional capital for investment purposes on an ongoing basis.  Accordingly, we expect to access the capital markets from time to time in the future to raise cash to fund additional investments.  We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective.  However, we do not intend to raise additional equity capital in 2014 unless and until our stock price is at or above our net asset value per share.  Nonetheless, we remain committed to distribute 100% of our net realized gains to our stockholders in accordance with the quarterly distribution policy adopted by our Board of Directions on February 20, 2014.  Further, in an effort to preserve cash for additional portfolio company investments, we intend to pay our distributions in cash or in shares of our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock. Capital for additional portfolio company investments will be provided from our available cash and the proceeds from our sale of existing portfolio company investments.

We may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  While a debt offering could raise additional capital for investment, our investment adviser would need to carefully weigh the interest expense of the debt relative to the expected return on the invested capital.  There is no assurance that any return from new investments funded by debt would cover the interest expense associated with the debt, which would adversely impact stockholders. Further, any interest expense associated with a debt offering would increase our operating expenses, which continue to be high compared to our peers because of our comparatively lower capital base. We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that it is in our best interest and the best interests of our stockholders.  The costs associated with any borrowing or preferred stock issuance will be indirectly borne by our common stockholders.

Our ability to raise capital to fund additional investments provides a number of possible benefits to our stockholders, including the following:

Greater Number of and Larger Investment Opportunities May be Available with a Larger Capital Base.  Our ability to raise additional capital through equity or debt offerings may help us generate additional deal flow.  We believe additional capital could position us to attract greater deal flow and, at the same time, make larger investments in qualified portfolio companies and still satisfy the diversification requirements to maintain our status as a regulated investment company, or a RIC.  Additionally, once our market capitalization reaches $100 million, we would achieve qualified institutional investor (“QIB”) status and, therefore, be eligible to participate in additional investment opportunities only available to QIBs.

Since we expect that most of our individual portfolio company investments will represent about 5% of our gross assets at the time of investment, an increase in our potential investment size (currently, about $3 million) would put us in a better position to act as lead investor and potentially negotiate structural protections that are expected to enhance our ability to meet our targeted return on our investments.  We currently expect to have a portfolio of approximately 20 companies, each representing approximately 5% of our total assets.  We believe an optimal investment size for each portfolio company is about $10 million.

Additional Capital May Reduce our Operating Expenses Per Share. Additional capital that increases our total assets may reduce our operating expenses per share by spreading our fixed expenses over a larger asset base.  We are currently operating at sub-scale based on our existing capital base.  We also believe our investment adviser, with eight employees currently responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments, has the appropriate resources and infrastructure in place to cost effectively scale our operations.  While the base management fee payable to our investment adviser will increase if we increase our total assets, we must also bear certain fixed expenses, such as certain administrative, governance, regulatory and compliance costs that do not generally vary based on our size.  Further, as a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, that do not generally vary based on our total assets.  On a per share basis, these fixed expenses will be reduced when supported by a larger capital base.

Higher Market Capitalization and Greater Liquidity May Make our Common Stock More Attractive to Investors.  If we increase our capital through the issuance of additional shares, our market capitalization and the amount of our publicly tradable common stock would increase, which may afford all holders of our common stock greater liquidity.  A larger market capitalization may make our stock more attractive to a larger number of investors who have limitations on the size of companies in which they invest.  The investment criteria of certain institutional investors typically include a minimum market capitalization (generally, $100 million).  Furthermore, a larger number of shares outstanding may increase the Company’s trading volume, which could decrease the volatility in the secondary market price of our common stock.

We currently have a limited number of institutional investors that hold shares of our common stock.  A higher market capitalization and greater liquidity could create an opportunity for institutional investors to acquire a larger position in open market purchases of our common stock that would otherwise be unavailable.  Our ability to attract institutional ownership in our common stock could also attract additional coverage from analysts who serve these institutional investors.

Our Ability to Raise Additional Capital May Help Reduce or Eliminate our Stock Price Discount to Net Asset Value.  Shares of business development companies, like us, may trade at a market price that is less than the value of the net assets attributable to those shares.  The possibility that the shares of our common stock will trade at a discount from net asset value, or at premiums that are unsustainable over the long term, are risks separate and distinct from the risk that our net asset value will decrease.  Since we initially listed our common stock on Nasdaq on December 12, 2011, our shares of common stock have typically traded at a discount to our net assets attributable to those shares.  Our Board of Directors has been focused on the current discount between our stock price and net asset value, and we have taken active steps to try to eliminate this discount to net asset value over time.  These steps have included purchases of our shares under our stock repurchase program that are accretive to net asset value as well as an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, which includes presenting Keating Capital to the investment community at various investor conferences and holding one-on-one meetings with institutional investors.  On February 20, 2014, our Board of Directors also adopted a quarterly distribution policy which we believe may help reduce or eliminate our stock price discount to net asset value over time.  We believe it is important for us to demonstrate to the investment community that we can raise additional capital to make additional investments.  However, we have no intention of raising equity capital in 2014 unless and until our stock price is at or above our net asset value per share. If we are successful in raising additional capital, we believe we are positioned to deliver returns and the potential for future dividends to stockholders, which we believe, in turn, will help reduce or eliminate our current stock price discount to net asset value over time.

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

Employees

Currently, we do not have any employees.  The management of our investment portfolio is the responsibility of our investment adviser, Keating Investments, and its Investment Committee, which currently consists of Messrs. Keating, Rogers and Schweiger.  Keating Investments’ Investment Committee must unanimously approve each new investment that we make.  The members of the Investment Committee are not employed by us, and receive no compensation from us in connection with their portfolio management activities.  However, Messrs. Keating, Rogers and Schweiger, through their financial interests in, or management positions with, Keating Investments, are entitled to a portion of any investment advisory fees paid by us to Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement.

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

Keating Investments’ services under the Investment Advisory and Administrative Services Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.  Although we are not aware of any current plans to do so, our investment adviser is not restricted from creating new investment vehicles subject to compliance with applicable law.  Further, our investment adviser, its principals, investment professionals and the members of its Investment Committee may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates.

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

We believe the investment advisory fees that we pay Keating Investments fairly compensate it for the specialized knowledge that its principals and investment professionals have in managing our specialized pool of private equity investments.  Specifically, we believe our investment adviser has a valuable origination platform and approach based on company-provided information and access to company management, a unique understanding of the IPO markets and the underwriting of risks associated with pre-IPO investing, and a disciplined portfolio monitoring process to evaluate our specific portfolio companies and ensure the integrity and reliability of our Board of Directors’ determination of the fair value of our portfolio company investments.

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

Indemnification of Investment Adviser

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

The Investment Advisory and Administrative Services Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that we may terminate the agreement without penalty upon 60 days written notice to Keating Investments.  If Keating Investments wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination.  The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.  See “Risk Factors – Risks Relating to Our Business and Structure.”

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

Board Approval of the Investment Advisory and Administrative Services Agreement

Our Board of Directors (including the independent directors) determined at a meeting held on April 25, 2013 to approve the renewal of the Investment Advisory and Administrative Services Agreement currently in effect. In its consideration of the renewal of the Investment Advisory and Administrative Services Agreement, our Board of Directors focused on information it had received relating to, among other things:

●	The nature, quality and extent of the advisory and other services to be provided to us by Keating Investments;

●	Our investment performance and that of our investment adviser;

●	Comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objective;

●	Our projected operating expenses and expense ratio compared to business development companies with similar investment objectives and size;

●
Any existing and potential sources of indirect income to Keating Investments from their relationship with us and the profitability of those relationships, including through the Investment Advisory and Administrative Services Agreement;

●	Information about the services to be performed and the personnel performing such services under the Investment Advisory and Administrative Services Agreement;

●	The organizational capability and financial condition of Keating Investments and its affiliates;

●	The possibility of obtaining similar services from other third party service providers or through an internally managed structure; and

●	Any real or potential conflicts of interest.

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

License Agreement

On July 28, 2008, we entered into a license agreement (“License Agreement”) with Keating Investments pursuant to which Keating Investments granted us a non-exclusive license to use the name “Keating.”  Under the License Agreement, we have a right to use the Keating name and logo without license fee, for so long as Keating Investments or one of its affiliates remains our investment adviser.  Other than with respect to this limited license, we have no legal right to the “Keating” name or logo.  The License Agreement will remain in effect for so long as the Investment Advisory and Administrative Services Agreement with our investment adviser is in effect.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2009, we were treated as a corporation under the Code.  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of December 31, 2013 and 2012.  However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC.  For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

We satisfied the above RIC requirements during each of the taxable years since our election to be treated as a RIC for tax purposes.  Since we did not generate investment company taxable income in any of these taxable years, we were not required to make any distributions to satisfy the Annual Distribution Requirement.  We did not generate any realized net capital gains in 2010 or 2011 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below.  Because we distributed all of our net realized capital gains for the years ended December 31, 2013 and 2012, no corporate-level federal income or excise taxes are due on such net realized capital gains and, as such, we have not made any provision for federal income or excise taxes as of December 31, and 2013 and 2012.

On February 20, 2014, our Board of Directors adopted a quarterly distribution policy where we intend to pay regular quarterly distributions to our stockholders based on our estimated net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for the year.  Under our quarterly distribution policy, if our actual net capital gains exceed the total amount of our regular quarterly distributions for a given year, our Board of Directors currently intends to adjust or make an additional distribution in December of each year so that our total distributions for any given year represent 100% of our actual net capital gains in that year.  Since our portfolio company investments typically do not generate current income (i.e., dividends or interest income), we do not expect to generate net ordinary income from which we could make distributions to our stockholders.  Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

Our Board of Directors intends to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.   Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends.  The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution.  Under these rulings, up to 80% of any taxable dividend declared by us could be payable in our stock.  If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock.  If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as a long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes.  As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Assuming we continue to qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated to the extent that we distribute any investment company taxable income or realized net capital gains to our stockholders as dividends.  However, we will pay corporate-level federal income tax on any amount of realized net capital gain that we elect to retain.  In the event we retain some or all of our realized net capital gains, we may designate the retained amount as a deemed distribution to stockholders.  In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain.  The amount of the deemed distribution (net of such tax credit or refund) will be added to each U.S. stockholder's cost basis for its common stock.  In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year.  We cannot treat any of our investment company taxable income as a “deemed distribution.”

As a RIC, we are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending December 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”).  We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains which we designate as "undistributed capital gain" or a deemed distribution).  We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to avoid the payment of this excise tax.  We elected to calculate excise taxes related to any net capital gains on a calendar year basis on our 2012 tax returns.

The following simplified examples illustrate the tax treatment under Subchapter M of the Code for us and our non-corporate U.S. stockholders with regard to three possible distribution alternatives, assuming we realize, in 2014, a net capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months.  These illustrations exclude any additional 3.8% tax on their “net investment income” for certain U.S. individuals.

Under Alternative A:  100% of net capital gain declared as a cash dividend and distributed to stockholders:

1.	No federal income taxation at the Company level.

2.	Taxable stockholders receive a $1.00 per share dividend and pay federal income tax at a rate not in excess of 20% or $0.20 per share, retaining $0.80 per share.*

3.	Non-taxable stockholders that file a federal tax return receive a $1.00 per share dividend and pay no federal income tax, retaining $1.00 per share.

*In the event the net capital gain distribution is paid in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as net capital gain.  As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received.

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

Under Alternative C:  100% of net capital gain retained by the Company, with no designated capital gain or deemed distribution:

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

If we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates.  We would not be able to deduct distributions to stockholders, nor would distributions be required to be made.  Such distributions would be taxable to our stockholders.  Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction.  Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets.  We would not be required, however, to dispose of any non-qualifying assets in such circumstances.  As of December 31, 2013, approximately 97.8% of our total assets constituted qualifying investments under Section 55(a) of the 1940 Act.

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

Capital Structure

Except for a rights offering, we are not generally able to issue and sell our common stock at a price below net asset value per share.  We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if (i) our Board of Directors determines that such sale is in the best interests of the Company, and (ii) our stockholders have approved such sale.  If our Board of Directors determines that a sale of common stock at a price below the current net asset value is in the best interests of the Company and our stockholders, our Board may consider a rights offering or it may seek approval from our stockholders for the authority to sell shares of our common stock below net asset value.

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

A reporting company that is a non-accelerated filer (with a public float below $75 million as of June 30 of the previous year) is exempt from the requirement to obtain an audit of the effectiveness of internal controls over financial reporting performed by their auditors.  Accordingly, until such time as we have a public float in excess of $75 million, our auditors will not need to report on our management’s assessment of our internal control over financial reporting.  However, we will be required to assess the effectiveness of our internal controls over financial reporting each year.  Based on our public float at June 30, 2013, we are a non-accelerated filer for the year ended December 31, 2013 and, thus, we are not required to obtain an audit of the effectiveness of internal controls over financial reporting for the year ended December 31, 2013.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder.  We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Privacy Policies

We are committed to protecting your privacy.  This privacy notice, which is required by federal law, explains privacy policies of Keating Capital, Inc. and our investment adviser.  This notice supersedes any other privacy notice you may have received from Keating Capital, Inc., and its terms apply both to our current stockholders and to former stockholders as well.

We will safeguard, according to strict standards of security and confidentiality, all information we receive about you.  With regard to this information, we maintain procedural safeguards that comply with federal standards.

Our goal is to limit the collection and use of information about you.  In certain cases, when you purchase shares of our common stock, our transfer agent collects personal information about you, such as your name, address, Social Security number or tax identification number.  This information is used only so that we can send you annual reports, proxy statements and other information required by law, and to send you information we believe may be of interest to you.

We do not share such information with any non-affiliated third party except as described below:

●	It is our policy that only authorized employees of our investment adviser, Keating Investments, LLC, who need to know your personal information will have access to it.

●
We may disclose stockholder-related information to companies that provide services on our behalf, such as record keeping, processing your trades, and mailing you information.  These companies are required to protect your information and use it solely for the purpose for which they received it.

●
If required by law, we may disclose stockholder-related information in accordance with a court order or at the request of government regulators.  Only that information required by law, subpoena, or court order will be disclosed.

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

Brokerage Allocations and Other Practices

Since we will generally acquire our investments in privately negotiated transactions, we will infrequently use brokers in the normal course of our investing activities.  However, we do intend to dispose of our publicly traded securities through brokers.  Subject to policies established by our Board of Directors, our investment adviser is primarily responsible for the execution and sale of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions.  The investment adviser does not execute sales of our publicly held securities through any particular broker or dealer, but seeks to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities.  While our investment adviser will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available.  Subject to applicable legal requirements, our investment adviser may select a broker based partly upon brokerage or research services provided to our investment adviser and to us and any other clients.  In return for such services, we may pay a higher commission than other brokers would charge if the investment adviser, in accordance with Section 28(e) under the Exchange Act, determines in good faith that such commission is reasonable in relation to the services provided.

Available Information

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act.  You may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov.  Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  This information is also available free of charge by contacting us at Keating Capital, Inc., 5251 DTC Parkway, Suite 1100, Greenwood Village, CO 80111, (720) 889-0139, or on our website at  www.keatingcapital.com.  We make available free of charge on our website these reports, proxy and information statements and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A.  Risk Factors

Investing in our common stock involves a number of significant risks.  In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock.  Although the risks described below represent our material risks, they are not the only risks we face.  Additional risks and uncertainties not presently known to us might also impair our operations and performance.  If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.  In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Portfolio Company Investments

Our investments in the later stage, private, pre-IPO companies that we target may be extremely risky, and you could lose all or part of your investment in our common stock.

Investments in the later stage, private, pre-IPO companies that we target involve a number of significant risks, including:

●
They typically have limited operating histories, narrower, less established product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and consumer sentiment in respect of their products or services, as well as general economic downturns.  Most of our portfolio companies may experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit.

●
They may have limited financial resources and may be unable to meet their obligations under their existing credit facilities (to the extent that such facilities exist), which may lead to equity financings, possibly at discounted valuations, in which we could be substantially diluted if we do not or cannot participate, bankruptcy or liquidation and the corresponding reduction in value or loss of our equity investment.  The companies in which we invest may have substantial debt loads and, in such cases, our equity investments would typically be last in line behind any creditors in a bankruptcy or liquidation.

●
At the time of our investment, there is generally little publicly available information about these businesses since they are primarily privately owned.  Therefore, although our investment adviser’s representatives will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses.  At the time of our investment, we may only have access to the portfolio company’s actual financial results as of and for the most recent quarter end or, in certain cases, the quarter end preceding the most recent quarter end.  There can be no assurance that the information that we do obtain with respect to any investment is reliable.

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

●
Continued global economic uncertainty could also result in investors becoming more risk-averse, which in turn could reduce the amount of growth capital available to our portfolio companies from both existing and new investors, could adversely affect their operating performance, and could delay liquidity paths (for example, an IPO or strategic sale/merger) for our portfolio companies.

A portfolio company’s failure to satisfy financial or operating covenants imposed by lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our equity investment in such portfolio company.  We may incur expenses to the extent necessary to seek recovery of our equity investment or to negotiate new terms with a financially distressed portfolio company.

The securities of our private portfolio companies are illiquid, and the inability of these portfolio companies to complete an IPO within our targeted time frame will extend the holding period of our investments, may adversely affect the value of these investments, and will delay the distribution of gains, if any.

The IPO market is, by its very nature, unpredictable.  A lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding.  This situation may adversely affect the amount of available venture capital funding to late-stage companies that cannot complete an IPO.  Such stagnation could dampen returns or could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all.  A lack of IPO opportunities for venture capital-backed companies may also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital.  This might result in unrealized depreciation and realized losses in such companies by other investment funds, like us, who are co-investors in such companies.  There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.

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

If the private companies in which we invest do not perform as planned, they may be unable to successfully complete an IPO within our targeted two-year time frame, or at all, or may decide to abandon their plans for an IPO.  In such cases, we will likely exceed our targeted four-year holding period and the value of these investments may decline substantially if an IPO exit is no longer viable.  We may also be forced to take other steps to exit these investments

The illiquidity of our private portfolio company investments, including those that are traded on the trading platforms of private secondary marketplaces, may make it difficult for us to sell such investments should the need arise.  Also, if we were required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  We will have no limitation on the portion of our portfolio that may be invested in illiquid securities, and we anticipate that all or a substantial portion of our portfolio may be invested in such illiquid securities at all times.  Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

In addition, even if a portfolio company completes an IPO, we will typically not be able to sell our position until the post-IPO lockup expires, which generally means we will be required to hold our investments for at least 30 months (from the date of our initial investment) before we are able to begin selling.  As a result of lockup restrictions, the market price of securities that we hold may decline substantially before we are able to sell them following an IPO.  There is also no assurance that a meaningful trading market will develop for our publicly traded portfolio companies following an IPO to allow us to liquidate our position when we desire.

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

We may acquire equity investments in privately-held companies that meet our investment criteria directly from current or former management and early stage investors that are interested in selling privately.  We may also acquire shares in these private secondary transactions from current or former non-management employees where the company or its management is coordinating the transaction process.  We will typically source these negotiated transactions from investment banks or through our other relationships.  We intend to focus on transactions where we will have access to management, as well as financial data and other information about the private company.  This management access is important to assure the flow of the company’s financial and other information to us both before and after our investment.  In any case, there can be no assurance that our investment adviser will be able to acquire adequate information on which to make its investment decision with respect to any private secondary purchases, or that the information it is able to obtain is current, accurate or complete.  Any failure to obtain full and complete information regarding the portfolio companies with respect to which we invest through private secondary transactions could cause us to incur a loss on part or all of our investment in such companies, which could have a material and adverse effect on our net asset value and results of operations.

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

Our investment objective is to maximize capital appreciation, which we seek to accomplish by making investments in the equity securities of later stage, typically venture capital-backed, pre-IPO companies.  Unlike most business development companies that are focused on investing in debt securities that generate current yield for their stockholders, our portfolio companies typically do not pay dividends and, as a result, we are unable to pass this source of current income through to our stockholders.  Any gains that we may realize, and the source of distributions to our stockholders, will come solely from the sale of the equity interests we acquire in our portfolio companies.  These equity interests may not appreciate in value and, in fact, may decline in value.

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

Further, capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments.  Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the sale of any equity interests may not be sufficient to offset any other losses we experience.  We will generally have little, if any, control over the timing of any gains we may realize from our equity investments.

Even if our portfolio companies are successful in completing an IPO, there is no assurance that they will be able to achieve their projected revenue and earnings targets or effectively maintain their status as public reporting companies.  In such cases, there may be little or no demand for the securities of our portfolio companies in the public markets, we may have difficulty selling of our investments, and the value of our investments may decline substantially.

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

As part of our investment strategy, our investment adviser may attempt to negotiate structural protections that are expected to provide for an enhanced return upon an IPO event or otherwise enhance our ability to meet our targeted return on our portfolio company investments.  Such structural protections may include conversion rights which would result in us receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in us receiving additional shares for a nominal exercise price at the time of an IPO.  At the time of initial investment, we had negotiated some form of structural protection in 11 of our 21 total portfolio company investments made through December 31, 2013. Of our investments in 15 private portfolio companies as of December 31, 2013, we continue to have some structural protection with respect to investments in five of these portfolio companies.  However, there can be no assurance that the structural protection in these five investments will remain intact or will not be compromised by either a pending subsequent financing or sale/merger transaction, or other considerations.

There can be no assurance that our investment adviser will succeed in negotiating structural protections for our future investments.  Even if it succeeds in obtaining such protections, our ability to realize the potential value associated with these structural protections will depend on a number of factors including the completion of the IPO, any adjustment to the terms of the structural protection that may be negotiated during the IPO process, and the possible subsequent issuance of more senior securities that may impact the relative value of our investment.  Further, even if an IPO is completed, we would not realize the potential value associated with these structural protections unless the market price of the portfolio company’s common shares equaled or exceeded the IPO price at the time such shares were sold following the lockup period.  Further, our ability to realize the potential value associated with any structural protections at the time of a sale/merger or liquidation of a portfolio company will depend on a number of factors including the completion of a sale/merger or liquidation, the realization of sale/merger or liquidation proceeds (after payment of liabilities) sufficient to pay our senior preference amount, any adjustment to our preference amount that may be negotiated prior to any sale/merger or liquidation, and the possible subsequent issuance of more senior securities that may make our preference rights subordinate to the preference rights of senior security holders.  As a result, there can be no assurance that we will be able to realize the potential value of these structural protections even if we are able to obtain them.

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities and, as a result, the fair value of our investments in portfolio companies will often not be readily determinable.  At December 31, 2013, portfolio investments, which were valued at fair value by our Board of Directors, were approximately 77.4% of our gross assets.  We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable, and the percentage of assets which will be valued at fair value by our Board of Directors is expected to increase as we continue to make additional investments in private portfolio companies.  To the extent our Board of Directors has determined that an investment has increased in fair value, we record an increase in unrealized appreciation for that investment and, conversely, to the extent our Board of Directors has determined that an investment has decreased in fair value, we record a decrease in unrealized appreciation for that investment.

The 1940 Act requires us to value each portfolio investment on a quarterly basis to determine our net asset value.  Under the 1940 Act, unrestricted securities with readily available market quotations in an active market are valued at the closing market price on the valuation date; all other assets are valued at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board of Director’s Valuation Committee in accordance with our written valuation policies.  In connection with that determination, members of our investment adviser’s portfolio management team will prepare portfolio company valuations using the most recently available portfolio company financial statements and forecasts.  The Valuation Committee may utilize the services of one or more independent valuation firms to conduct a valuation review of our portfolio company investment investments that are not publicly traded.  However, our Board of Directors will retain ultimate authority as to the appropriate valuation of each such investment.

We typically obtain financial and other information with respect to private companies directly from our prospective portfolio companies during our due diligence process or from available public sources.  We also generally have agreements with our portfolio companies to receive financial and other information with respect to private companies on a quarterly basis.  However, for our quarterly fair value determinations, we typically will only have access to a portfolio company’s actual financial results as of and for the quarter end which precedes the quarter end for which our fair value determination relates.  In addition, we typically only receive updated financial projections for a portfolio company on an annual basis.  Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. There can be no assurance that we will be able to realize the fair value that our Board has determined for our portfolio company investments upon our sale of such investments.  Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the sale of such securities.

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

The types of factors that the Valuation Committee may take into account in providing its fair value recommendation to our Board of Directors with respect to our private portfolio company investments may include, as relevant and to the extent available, the portfolio company’s most recently available historical and projected financial results, industry valuation benchmarks and public market comparables, and other factors.  The Valuation Committee may also consider other events, including the transaction in which we acquired our securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company.  The Valuation Committee may also consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the valuation date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  Determinations of fair value are highly fact-specific and involve subjective judgments and estimates.  After review of available information, the Valuation Committee may determine that it is appropriate to increase fair value, decrease fair value or to make no change to fair value.  The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which we are subject with respect to public companies in our portfolio. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Accordingly, there can be no assurance that we will be able to realize the fair value that our Board has determined for our portfolio company investments upon our sale of such investments.

Our portfolio may be focused in a limited number of portfolio companies or industry sectors, which will subject us to a risk of significant loss if the business or market position of these companies deteriorates or industry sectors experience a downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.  Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers.  In addition, our investments may be concentrated in a limited number of industry sectors.  We make investments in later stage, typically venture capital-backed, private, pre-IPO technology companies.  As a result, a market downturn affecting one of our portfolio companies or industry sectors could materially adversely affect us.

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

Our investments in technology companies, including Internet and software companies and those in the energy and recycling sectors, are subject to many risks, including volatility, intense competition, unproven technologies, shortened product life cycles, periodic downturns, loss of government subsidies and incentives, regulatory concerns, and litigation risks.

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns.  The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically.  In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share.  Our investments in technology companies, including Internet and software companies and those in the energy and recycling sectors, are subject to substantial operational risks, such as underestimated capital cost and marketing projections, unanticipated operation and maintenance expenses, loss of government subsidies, inability to deliver cost-effective products and services, general economic downturns, abrupt business cycles, rapidly evolving and intense competition, increased regulatory scrutiny, potential litigation, changing technology, shifting user needs, and frequent introductions of new products and services.  These companies also face potential claims under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright, trademark and patent infringement, or other theories based on the nature and content of their products and services.  Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

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

The businesses of some of our portfolio companies are subject to extensive, complex and continually changing federal and state laws and regulations and the regulations of foreign agencies.  If these companies fail to comply with any applicable law, rule or regulation, they could be subject to fines and penalties, indemnification claims by their customers, or become the subject of a regulatory agency enforcement action, each of which would materially adversely affect their business and reputation.

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

We typically do not seek board seats, observation rights or other control features in our investments.  As a result, our equity investments will typically be non-control investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in.  As a result, we will be subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests.  In addition, other stockholders, such as venture capital and private equity sponsors that have substantial investments in our portfolio companies, may have interests that differ from that of the portfolio company or its minority stockholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company.  Due to the lack of liquidity for the equity and equity-related investments that we will typically hold in our portfolio companies, we may not be able to sell our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

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

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our net realized gains available for distribution.

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

Since we have had only had limited sales of our investments, relating to interests in four portfolio company investments, as of December 31, 2013, we have limited financial information on which you can evaluate an investment in our company or the prior performance of us or our investment adviser.  As such, we are subject to the business risks and uncertainties associated with any new business enterprise.  Our ability to achieve our investment objective will depend on our investment adviser’s ability to identify, analyze and invest in companies that meet our investment criteria.  Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s proper structuring of the investment process and its ability to provide competent, attentive and efficient services to us.  We seek a specified number of investments in later stage, private pre-IPO companies, which may be extremely risky.  There can be no assurance that Keating Investments will be successful in identifying and investing in companies that meet our investment criteria, or that we will achieve our investment objective or be able to achieve our targeted return on our portfolio company investments if and when they go public.

Because the portfolio company securities that we acquire are typically illiquid until an IPO or sale/merger of the company, we generally cannot predict the regularity and time periods between sales of our portfolio company investments and the realizations of capital gains, if any, from such sales.  Sales of our portfolio company investments are discretionary and based on our investment adviser’s business judgment.  Since we do not expect to generate current income from our portfolio company investments, our annual operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments.  In addition, if we are successful in selling a portfolio company investment, we intend to reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realize being distributed to our stockholders.  Consistent with applicable tax rules, our Board of Directors has determined that our distributions of net gains to our stockholders will be paid in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock, which will allow us to retain cash to fund additional investments in portfolio companies.

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

We could experience fluctuations in our periodic results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our investment criteria, the level of our expenses (including the interest rates payable on our borrowings and the dividend rates on any preferred stock we may issue, to the extent applicable), variations in and the timing of the recognition of realized and gains or losses and unrealized appreciation and depreciation, the degree to which we encounter competition in our markets and general economic conditions.  Our periodic results will also be affected by the ability of our private portfolio companies to complete their IPOs in our targeted two-year time frame, the strength of the IPO market and the level of stock market volatility in general.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our business model depends upon the development and maintenance of strong referral relationships with venture capital firms and investment banks, and our direct outreach to private companies.

We are substantially dependent on our relationships with venture capital firms and investment banks, which we use to help identify and gain access to investment opportunities, and our outreach to private companies that meet our investment criteria.  If we fail to maintain our existing relationships, our relationships become strained as a result of enforcing our rights to protect our investments in certain portfolio companies, or we fail to develop new relationships with other firms or sources of investment opportunities, then we may not be able to grow our network of sources for new portfolio company investments and achieve our investment objective.  In addition, persons with whom our investment adviser has relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity investments.  Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria.

Our ability to grow will depend on our ability to raise capital, and a disruption in the capital markets or the credit markets could negatively affect our business.

As a business development company, we need the ability to raise additional capital for investment purposes on an ongoing basis.  Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities.  An inability to raise equity capital or access debt financing could negatively affect our business, inhibit our ability to scale operations, and lead to an increase in our operating expenses as a percentage of our net assets.  Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

The incentive fee payable by us to Keating Investments may create an incentive for Keating Investments to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement.  The way in which the incentive fee payable to Keating Investments is determined, which is calculated as a percentage of the return on invested capital, may encourage Keating Investments to use leverage to increase the return on our investments.  In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage Keating Investments to seek to use leverage to make additional investments.  We will be required, however, to obtain the approval of our Board of Directors before we incur any indebtedness.  Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock.  Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, our investment adviser has control over the timing of the acquisition and sale of our investments, and therefore over when we realize gains and losses on our investments.  As a result, our investment adviser may face a conflict of interest in determining when it is appropriate to sell a specific investment, to the extent that doing so may serve to maximize its incentive fee at a point where selling such investment may not necessarily be in the best interests of our stockholders.  Our Board of Directors monitors such conflicts of interest in connection with its review of the performance of our investment adviser under our Investment Advisory and Administrative Services Agreement, as well as during its quarterly review of our financial performance and results of operations.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities.  We may borrow funds to finance the purchase of our investments in portfolio companies, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  The costs associated with any borrowing will be indirectly borne by our common stockholders.  If we do incur leverage, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders.  Lenders of such senior securities would have fixed dollar claims on our assets that are superior to the claims of our common stockholders.  If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged.  Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.  Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed.  Leverage is generally considered a speculative investment technique.  Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.  Moreover, as the management fee payable to Keating Investments will be payable on our gross assets, including those assets acquired through the use of leverage, Keating Investments may have a financial incentive to incur leverage which may not be consistent with the interests of our stockholders.  To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and increase our net investment loss.  In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Keating Investments.

 Our use of borrowed funds to make investments may expose us to risks typically associated with leverage.

We may borrow funds to finance the purchase of our investments in portfolio companies, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. To the extent we do utilize leverage:

●
a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage, therefore, shares of our common stock are exposed to incremental risk of loss;

●	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●
our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness may not be available for such dividends;

●	such indebtedness would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;

●	we, and indirectly our stockholders, would bear the cost of issuing and paying interest on such debt securities; and

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

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

We have entered into an Investment Advisory and Administrative Services Agreement with Keating Investments.  Keating Investments is controlled by Timothy J. Keating, who is the Chairman of our Board of Directors and our Chief Executive Officer, Kyle L. Rogers, who is our Chief Investment Officer, and Frederic M. Schweiger, who is our Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Treasurer and Secretary and a member of our Board of Directors.  Messrs. Keating, Rogers and Schweiger, as principals of Keating Investments, collectively manage the business and internal affairs of Keating Investments.  In addition, Keating Investments provides us with office facilities and administrative services pursuant to an Investment Advisory and Administrative Services Agreement, without any profit to Keating Investments.  Mr. Keating is the Managing Member of and controls Keating Investments.

In addition, our executive officers and directors, and the principals of our investment adviser, may serve as officers, directors or principals of other entities or investment funds that operate in a line of business similar to our own.  Accordingly, if this occurs, they will have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

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

We may borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that is was in our best interest and the best interests of our stockholders.   We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Our Board of Directors is required under the 1940 Act to approve any issuance of senior securities.  Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that were to happen, we might be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

Except for a rights offering, we are not generally able to issue and sell our common stock at a price below net asset value per share.  We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interest and the best interest of our stockholders, and our stockholders approve such sale.  Since the listing of our common stock on Nasdaq on December 12, 2011, our shares have typically traded at a discount to our net asset value per share.  If our common stock persistently trades below net asset value, the prospect of dilution to our existing stockholders may result in it being unattractive to raise new equity, which may limit our ability to grow.  If our Board of Directors determines that a sale of common stock at a price below the current net asset value is in the best interests of the Company and our stockholders, our Board may consider a rights offering or it may seek approval from our stockholders for the authority to sell shares of our common stock below net asset value.  The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

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

In addition, if we were to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value.  As a result, existing stockholders would experience further dilution and additional discounts to the price of our common stock.  Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of any such offerings cannot be predicted.

We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company, or RIC.

Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We intend to operate so as to qualify as a RIC in future taxable years, however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status in future years.  In order to qualify for the special treatment accorded to a RIC, we must meet certain income source, asset diversification and annual distribution requirements.  In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, income from “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities.  To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year.  Failure to meet these tests may result in our having to sell certain investments quickly in order to prevent the loss of RIC status.  Because most of our investments will be in private companies, any such sales could be made at disadvantageous prices and may result in substantial losses.  In order to satisfy the annual distribution requirement for a RIC, we must distribute at least 90% of our investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses), if any, to our stockholders on at least an annual basis.  In the event we borrow funds or issue senior securities, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement.  If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income.  If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.  Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income, such as payment-in-kind interest on certain debt investments.

Although we focus on achieving capital gains from our equity investments, in certain limited cases we may receive current income, either through interest or dividend payments, on our investments.  While our preferred stock investments typically carry a dividend rate, in some cases with a payment preference over other classes of equity, we do not expect dividends (whether cumulative or non-cumulative) to be declared and paid on our preferred stock investments, or on our common stock investments, since our portfolio companies typically prefer to retain profits, if any, in their businesses.  In the event that dividends are declared and paid on our preferred stock investments, it is possible that such preferred dividends may be paid in the form of preferred or common shares of the portfolio company.  In addition, if we acquire debt obligations with payment-in-kind (“PIK”) provisions, under applicable tax rules, we must include in income each year a portion of the PIK interest earned in that year.  Because PIK interest will be included in our investment company taxable income in the year it is earned, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we may not have received any corresponding cash amount.  As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification for RIC tax treatment under the Code.  We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose.  If we are not able to obtain cash from other sources, we may fail to continue to qualify for RIC tax treatment and thus become subject to corporate-level income tax.  However, since we do not expect to have investment company taxable income for our taxable year, we would generally not be required to distribute PIK interest from our available cash or the proceeds from the sale of our portfolio company investments to satisfy the annual distribution requirement.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock.  Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of Keating Capital and our existing common stockholders.  Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock.  We are authorized to issue up to 200,000,000 shares of common stock and, as of December 31, 2013, we had 9,548,902 shares of common stock issued and outstanding, including our issuance of 713,562 shares of common stock in our rights offering which was completed on December 17, 2013.  In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation.  The cost of any such reclassification would be borne by our existing common stockholders.  In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors.  As a result, our preferred stockholders would have the ability to reject a director that would otherwise be elected by our common stockholders.  In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders would not chose to act in a manner that tends to favors our preferred stockholders, particularly where there was a conflict between the interests of our preferred stockholders and our common stockholders.  The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests.  The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion.  These effects, among others, could have an adverse effect on your investment in our common stock.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us.  Our bylaws contain a provision exempting any and all acquisitions by any person of our shares of stock from the Control Share Act under the Maryland General Corporation Law.  If our Board of Directors does not otherwise approve a business combination, the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.  Although our bylaws include such a provision, such a provision may also be amended or eliminated by our Board of Directors at any time in the future, provided that we will notify the Division of Investment Management at the SEC prior to amending or eliminating this provision.  However, the SEC has recently taken the position that the Control Share Act is inconsistent with the 1940 Act and may not be invoked by a BDC.  It is the view of the staff of the SEC that opting into the Control Share Act would be acting in a manner inconsistent with section 18(i) of the 1940 Act.  Additionally, under our charter, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.  These antitakeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

Risks Related to Our Common Stock

Investing in shares of our common stock is highly speculative and an investor could lose all or some of the amount invested.

We are focused on capital appreciation and growth, which we seek to achieve through investments in the equity securities of later stage, private, pre-IPO companies.  By design, our fund has been structured as a high risk/high return investment vehicle.  Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio.  Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his entire investment.  Write-downs of securities of our privately held companies will always be a by-product and risk of our business, and there can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.  An investment in our common stock would not be suitable for investors with lower risk tolerance.

Our common stock price may be volatile and may decrease substantially.

Since shares of our common stock were listed on the Nasdaq Capital Market beginning December 12, 2011, the trading price of our common stock has fluctuated substantially.  We expect that the trading price of our common stock will continue to fluctuate substantially.  The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance.  These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares;

●	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

●	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

●	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

●	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

●	general economic conditions and trends;

●	fluctuations in the valuation of our portfolio investments;

●	public perception of the value of our portfolio companies;

●	operating performance of companies comparable to us;

●	market sentiment in the technology sector in which we invest; or

●	departures of any of the principals or other investment professionals of Keating Investments.

If we are unable to increase the institutional ownership of our stock and the number of analysts covering our stock, the trading volume of our stock is likely to remain low which could, in turn, increase the volatility of our stock price.

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

Our shares might trade at premiums that are unsustainable or at discounts from net asset value, and since the listing of our common stock on Nasdaq on December 12, 2011, our shares have typically traded at a discount to our net asset value per share.

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

There is a risk that you may not receive dividends or that our dividends may not grow over time or may be reduced over time, particularly since we invest primarily in securities that do not produce current income, and any dividends we do pay are expected to vary significantly from year-to-year based on our actual and estimated net capital gains.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of distributions or year-to-year increases in distributions.  On February 20, 2014, our Board of Directors adopted a quarterly distribution policy where we intend to pay regular quarterly distributions to our stockholders based on our estimated net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for the year.  Since our portfolio company investments typically do not generate current income (i.e., dividends or interest income), we do not expect the quarterly distributions to represent earnings from net investment income, which makes us different from other business development companies that primarily make debt investments and may pay dividends from their recurring interest income.

Under our quarterly distribution policy, we seek to maintain a consistent distribution level that may be paid in part or in full from net capital gains or a return of capital, or a combination thereof.  If our actual net capital gains are less than the total amount of our regular quarterly distributions for the year, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  Alternatively, if our actual net capital gains exceed the total amount of our regular quarterly distributions for a given year, our Board of Directors currently intends to adjust or make an additional distribution in December of each year so that our total distributions for any given year represent 100% of our actual net capital gains in that year.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of Keating Capital.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year.

Due to the uncertainty of our portfolio companies achieving a liquidity event through either an IPO or sale/merger and our ability to sell our positions at a gain following a liquidity event, we can give no assurance that we will be able to realize net capital gains during the year equal to the amount of our regular quarterly distributions.  Furthermore, we can give no assurance that we will achieve our projected investment results that will allow us to pay a specified level of distributions, previously projected distributions for future periods, or year-to-year increases in distributions.   Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, and our ability to sell our publicly traded portfolio positions at a gain.  There is no assurance that our portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments.  Our ability to pay distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.

In addition, any unrealized depreciation in our investment portfolio could be an indication that we will be unable to recover the cost of our investment when we sell it in the future.  This could result in realized capital losses in the future and ultimately in reductions of our net capital gains available for distribution in future periods.

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

We currently intend to pay a portion of our dividends using shares of our common stock, in which case you may be required to pay tax in excess of the cash portion of the dividend you receive and, in the event our stock price at the time is less than our net asset value, such stock distribution will result in an immediate dilution of net asset value per share for all of our stockholders.

On February 20, 2014, our Board of Directors determined that it intends to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  As a result of our stock distributions, you may be required to pay tax in excess of the cash portion of the dividend you receive.  In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.  If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock).  In no event will any stockholder, electing to receive cash, receive less than 20% of his entire distribution in cash.  If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.  Accordingly, any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes.  As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.  Further, based on our current stock price, we expect that stock distributions for the foreseeable future will be made at a price per share that is less than our net asset value per share, which will result in an immediate dilution of net asset value per share for all of our stockholders.

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or large stockholders.

Sales of our shares of common stock by our officers through 10b5-1 plans or by large stockholders could adversely and unpredictably affect the price of those securities.  Additionally, the price of our shares of common stock could be affected even by the potential for sales by these persons.  We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.  Furthermore, due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of its stock in a short period of time, the price of our stock may decline.  Each of our current officers and directors has agreed to a lockup on the sale or disposition of his shares for a one-year period following the date of our rights offering which was completed on December 17, 2013.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation.  Our headquarters are located at 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado, 80111, where we occupy our office space pursuant to our Investment Advisory and Administrative Services Agreement with Keating Investments.  We believe that our office facilities are suitable and adequate for our business as it is presently conducted.  Our investment adviser also maintains an office in Palo Alto, California for the origination of portfolio company investment opportunities.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock was listed and began trading on the Nasdaq Capital Market on December 12, 2011.  Our shares of common stock are traded under the symbol “KIPO.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for the period beginning December 12, 2011, our initial listing date, through December 31, 2013.

	Price Range
Quarter Ended	High	Low

2013
December 31, 2013	$7.70	$5.81
September 30, 2013	$8.05	$5.85
June 30, 2013	$6.85	$5.65
March 31, 2013	$6.87	$6.10

2012
December 31, 2012	$7.40	$6.08
September 30, 2012	$7.80	$6.16
June 30, 2012	$7.96	$5.72
March 31, 2012	$9.69	$6.51

2011
December 31, 2011	$10.73	$8.00

The last reported price for our common stock on February 21, 2014 was $5.94 per share.

As of February 21, 2014, we had approximately 830 stockholders of record.  Approximately 80% of the outstanding shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 2,800 additional beneficial holders of our common stock.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares.  The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease.  It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.  However, since the listing of our common stock on Nasdaq on December 12, 2011, our shares have typically traded at a discount to our net asset value per share.

Stock Repurchases

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

During the year ended December 31, 2013, we repurchased 339,445 shares of our common stock at an average price of $6.48 per share, including commissions, with a total cost of $2,198,415.  Our net asset value per share increased by $0.05 per share as a result of the share repurchases during the year ended December 31, 2013.  The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2013 was 18%.

During the year ended December 31, 2012, we repurchased 108,996 shares and of our common stock at an average price of $7.01 per share, including commissions, with a total cost of $764,179.  Our net asset value per share increased by $0.01 per share as a result of the share repurchases during the year ended December 31, 2012.  The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2012 was 14%.

Since inception of the stock repurchase program, we repurchased a total of 448,441 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of December 31, 2013.

On October 24, 2013, our Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  No repurchases were made under our stock repurchase program after September 30, 2013.  As and when we have access to additional capital that does not impair our ability to make additional portfolio company investments, our Board of Directors may consider reauthorizing a stock repurchase program.

Distribution Policy

Quarterly Distribution Policy

On February 20, 2014, our Board of Directors adopted a quarterly distribution policy where we intend to pay regular quarterly distributions to our stockholders out of assets legally available for distribution.  Under the quarterly distribution policy, our Board of Directors intends to pay regular quarterly distributions to our stockholders based on our estimated net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for the year.  Since our portfolio company investments typically do not generate current income (i.e., dividends or interest income), we do not expect the quarterly distributions to represent earnings from net investment income, which makes us different from other business development companies that primarily make debt investments and may pay dividends from their recurring interest income.

Under our quarterly distribution policy, we seek to maintain a consistent distribution level that may be paid in part or in full from net capital gains or a return of capital, or a combination thereof.  If our actual net capital gains are less than the total amount of our regular quarterly distributions for the year, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  Alternatively, if our actual net capital gains exceed the total amount of our regular quarterly distributions for a given year, our Board of Directors currently intends to adjust or make an additional distribution in December of each year so that our total distributions for any given year represent 100% of our actual net capital gains in that year.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of Keating Capital.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned.  The tax character of a distribution is determined based upon our total net capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year.

The quarterly distribution policy reflects our commitment to stockholders to provide a predictable, but not assured, level of quarterly distributions based on the estimated amount of net capital gains we project to realize during the year. Due to the uncertainty of our portfolio companies achieving a liquidity event through either an IPO or sale/merger and our ability to sell our positions at a gain following a liquidity event, we can give no assurance that we will be able to realize net capital gains during the year equal to the amount of our regular quarterly distributions. Furthermore, we can give no assurance that we will achieve our projected investment results that will allow us to pay a specified level of distributions, previously projected distributions for future periods, or year-to-year increases in distributions. Our ability to pay distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, and our ability to sell our publicly traded portfolio positions at a gain. There is no assurance that our portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments. Our ability to pay distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein. Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time. Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.

On February 20, 2014, consistent with our quarterly distribution policy, on February 20, 2014, our Board of Directors declared a regular distribution for the first, second and third quarter of 2014 each in the amount of $0.10 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
First Quarter	$0.10	March 6, 2014	April 14, 2014
Second Quarter	$0.10	May 8, 2014	June 17, 2014
Third Quarter	$0.10	August 11, 2014	September 18, 2014

 Each of these quarterly distributions will be paid in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.

Section 19 of the 1940 Act requires us to accompany each distribution payment with a notice if any part of that payment is from a source other than ordinary income.  This Section 19(a) notice is not for tax reporting purposes and is provided for informational purposes.  The Section 19(a) notice provides details on the anticipated source(s) of our distributions and will be posted to our website and to the Depository Trust & Clearing Corporation so that brokers can distribute such notices. The amounts and sources of distributions reported in Section 19(a) notices are only estimates and the actual amounts and sources of the amounts for tax reporting purposes will depend upon our investment experience during the year and may be subject to changes based on tax regulations.  Distributions in excess of our accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.  We, or the applicable withholding agent, will send stockholders a Form 1099-DIV for the calendar years that will report to stockholders the tax characterization of these distributions for federal income tax purposes.

Since distributions under our quarterly distribution policy are intended to be made from our net capital gains or, if necessary, represent a return of capital, stockholders should not draw any conclusions about our investment performance from the amount of our quarterly distributions or the terms of our quarterly distribution policy.   Our total return in relation to changes in our net asset value and our stock price is presented in the Financial Highlights.

Our Board of Directors may amend or terminate the quarterly distribution policy at any time.

Stock Distributions

On February 20, 2014, consistent with applicable tax rules, our Board of Directors determined that it intends to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  As a result of our stock distributions, you may be required to pay tax in excess of the cash portion of the dividend you receive.   Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, up to 80% of any taxable dividend declared by us could be payable in our stock.  If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock.  For any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes.  As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received.  If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.  In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Our Board believes there are a number of benefits from paying stock distributions and retaining cash for additional portfolio company investments,  including the following:  (i) that our increased cash resources would allow us to make investments in a greater number of portfolio companies at potentially larger investment amounts, (ii) that our increased capital base would have the effect of reducing our operating expenses as a percent of our net assets, and (iii) that a higher market capitalization and potentially greater liquidity may make our common stock more attractive to investors and help reduce or eliminate our stock price discount to net asset value over time.  Based on our current stock price, we expect that stock distributions for the foreseeable future will be made at a price per share that is less than our net asset value per share, which will result in an immediate dilution of net asset value per share for all of our stockholders.  We expect to continue to pay a portion of our distributions in shares of our common stock until such time as we have eliminated our stock price discount to net asset value and can successfully access the equity capital markets, or on an ongoing basis.

Dividend Reinvestment Plan

We also maintain a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if we declare a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of our common stock.  Although we have a number of options to satisfy the share requirements of the DRIP, we currently expect that the shares required to be purchased under the DRIP will be acquired through open market purchases of our common stock by our DRIP administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP administrator.

We intend to suspend our DRIP with respect to the entirety of any distribution which is paid in cash and shares of our common stock at the election of stockholders. Accordingly, our Board of Directors suspended our DRIP for the regular distributions declared for the first, second and third quarter of 2014.

Dividend History

The cash distribution amounts, and the record and payment dates, for our distributions for the years ended December 31, 2013, 2012 and 2011 are set forth in the table below.

Date Declared	Record Date	Payment Date	Amount Per Share	Source of Distribution

2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	$0.24	Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24	Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01	Capital Gains (1)
Total - 2013 Dividends			0.49

2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03	Capital Gains
Total - 2012 Dividends			0.03

2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13	Return of Capital (2)
Total - 2011 Dividends			0.13

Total - Cumulative			$0.65

(1)
Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend will be taxable to stockholders as if paid in 2013.  For income and excise tax purposes, this dividend will be eligible for the dividends paid deduction by us in 2013.

(2)
The February 2011 distribution was a special cash distribution based on the unrealized appreciation we had recorded on our NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.

Performance Graph

Our common stock was listed and began trading on Nasdaq on December 12, 2011.  Accordingly, we do not have five years of performance history and will present cumulative stockholder return for the period beginning December 12, 2011 and ending December 31, 2013.

The following stock performance graph compares the cumulative stockholder return assuming that, at the beginning of the period, a person invested $100 in each of our common stock, the Russell 2000 Index, and each component of the selected peer issuer index.  The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The Russell 2000 Index is a broad equity market index that includes companies whose equity securities are traded on the same exchange as us.  Our selected peer issuer index consists of three business development companies (with relatively comparable market capitalizations to us) whose investment objective is to maximize capital appreciation with a focus on making equity investments in private portfolio companies.  The selected peer issuer index includes: Firsthand Technology Value Fund (Nasdaq: SVVC), GSV Capital Corp. (Nasdaq:  GSVC) and Harris & Harris Group, Inc. (Nasdaq: TINY).

This graph and other information furnished under Part II. Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act.  The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from our financial statements which have been audited by Grant Thornton LLP, our independent registered public accounting firm.  The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	At and for the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Statement of Operations Data:
Total investment income	$39,953	$3,870	$54,348	$54,009	$10,637
Operating expenses:
Base management fees	1,462,495	1,533,808	1,153,058	218,876	90,904
Incentive fees	1,523,189	425,519	152,757	115,423	-
Administrative expenses allocated from investment adviser	651,811	633,997	450,019	404,633	269,384
Total operating expenses	5,352,788	4,056,856	3,764,370	2,031,002	1,006,615
Net investment loss	(5,312,835)	(4,052,986)	(3,710,022)	(1,976,993)	(995,978)
Net increase in unrealized appreciation on investments	3,215,772	1,845,390	763,784	577,116	-
Net realized gain on investments	4,400,178	282,203	-	-	-
Net increase (decrease) in net assets resulting from operations	2,303,115	(1,925,393)	(2,946,238)	(1,399,877)	(995,978)

Per Share Data:
Net asset value per common share	$7.65	$8.00	$8.23	$7.85	$6.53
Net investment loss (1)	(0.59)	(0.44)	(0.54)	(1.43)	(1.75)
Net increase (decrease) in net assets resulting from operations (1)	0.25	(0.21)	(0.43)	(1.01)	(1.75)
Distributions declared (2)	0.49	0.03	0.06	-	-

Balance Sheet Data at Period End:
Investment in portfolio company securities at fair value	$61,976,805	$65,023,706	$37,273,980	$4,177,607	$-
Short-term investments at fair value	-	-	-	13,500,000	3,000,000
Cash and cash equivalents	13,537,328	8,934,036	39,606,512	4,753,299	367,918
Total assets	75,616,554	74,385,077	76,943,238	22,856,713	3,903,387
Total liabilities	2,577,084	972,137	558,523	400,313	183,891
Net assets	73,039,470	73,412,940	76,384,715	22,456,400	3,719,496
Common shares outstanding	9,548,902	9,174,785	9,283,781	2,860,299	569,900

(1) Per share amounts are calculated using weighted average shares outstanding during the period.

(2) The distributions declared per share for the year ended December 31, 2011 is calculated using weighted average shares outstanding during the year ended December 31, 2011.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this annual report on Form 10-K include statements as to:

●	our future operating results;

●	our business prospects and the prospects of our existing and prospective portfolio companies;

●	the impact of the investments we expect to make;

●	our ability to identify future portfolio companies that meet our investment criteria;

●	the impact of a protracted decline in the market for IPOs on our business;

●	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

●	the expected market for venture capital investments in later stage, private, pre-IPO companies;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	our ability to access the equity markets to raise capital to fund future portfolio company investments;

●	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

●	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

●	our regulatory structure and tax status, including any changes in laws and regulations;

●	our ability to operate as a business development company and a regulated investment company;

●	the adequacy of our cash resources and working capital;

●	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

●	the timing, form and amount of any dividend distributions;

●	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

●	our ability to recover unrealized losses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report.  In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” and “Forward-Looking Statements and Projections” appearing elsewhere herein.

Overview

Since our first investment in January 2010 through December 31, 2013, we have invested $67.6 million in a total of 21 portfolio companies, and we were the lead investor in seven of those transactions.  Of those 21 investments, four companies have successfully priced IPOs, one portfolio company publicly filed a registration statement for an IPO but was sold to a private equity firm, and one portfolio company was acquired in a merger with a publicly traded company.  We believe a number of our other portfolio companies are achieving key operating milestones as they progress toward an expected IPO, and we believe that several of these companies may complete an IPO in the second or third quarter of this year.  Further, we expect a majority of our private portfolio companies to complete an IPO or strategic sale/merger over the course of the next four to eight quarters.  However, the timing of the completion of an IPO or strategic sale/merger by any of our private portfolio companies is highly uncertain and can be affected by a number of factors including the portfolio company’s performance, equity market trends, market volatility, recent IPO performance, and sectors that may be in or out of favor with IPO investors.  Accordingly, there can be no assurances that any of these private portfolio companies will complete an IPO or strategic sale/merger.

Portfolio Company Characteristics and Investment Features

We focus on acquiring equity securities that are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  We may also invest in convertible debt securities, which we refer to as equity-linked securities, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  As of December 31, 2013, our portfolio company investments were composed of investments in the form of preferred stock that is convertible into common stock, common stock, subordinated convertible bridge notes, and warrants exercisable into preferred or common stock.  We made our first investments in convertible bridge notes of BrightSource Energy, Inc. (“BrightSource”) and SilkRoad, Inc. (“SilkRoad”) in the third quarter of 2013.  BrightSource and SilkRoad were both existing portfolio companies.

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

During the year ended December 31, 2013, we invested in one new portfolio company, a $3,000,000 preferred stock investment in Deem, Inc. (“Deem”).  As a result, of the 21 portfolio company investments we have made through December 31, 2013, at the time of our initial investment in these companies, 18 of these initial investments represented the portfolio company’s most senior preferred stock, two of these initial investments represented common shares where the portfolio company had only common stock outstanding, and in one initial investment in common stock which we acquired from the portfolio company’s employees, the company had preferred stock outstanding at the time of our initial investment.

Our portfolio companies are generally permitted to undertake subsequent financings in which they may issue equity securities or incur debt that ranks equally with, or senior to, the equity securities in which we invest.  In such cases, debt securities may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies, and the holders of more senior classes of preferred stock would typically be entitled to receive full or partial payment in preference to any distribution to us.  As of December 31, 2013, and as a result of subsequent financings, of our 15 private portfolio companies, we hold the most senior preferred equity in eight of these companies (of which two of our investments have a pari passu preference with a subsequently issued series of preferred stock).

We target our pre-IPO investing activities in later-stage, emerging growth, technology companies.  The financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round.  In addition, we have been the lead investor in seven of our 21 portfolio company investments.

Five of our portfolio companies that we held at December 31, 2013 had 2012 revenue in excess of $100 million, and the median company in our portfolio as of December 31, 2013 had 2012 revenue of approximately $64 million.  The median trailing 12-month revenue for venture capital-backed companies at the time of their IPO was $60 million in the year ended December 31, 2013, $104 million in 2012 and $74 million in 2011.  The 2012 revenue figures are based on the audited, estimated or unaudited financial results for the fiscal year ending in 2012.  As of December 31, 2013, 11 portfolio companies have provided us with audited financial results for their fiscal year ending in 2012.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  At the time of initial investment, we had negotiated some form of structural protection in 11 of our 21 total portfolio companies made through December 31, 2013, which represented an aggregate of $40.5 million in initial investments.

Three portfolio companies in which we had structural protection, NeoPhotonics, LifeLock and Tremor Video, have completed IPOs, one portfolio company in which we had structural protection, Corsair Components, Inc. (“Corsair”) was sold to a private equity firm, and one portfolio company in which we had structural protection, Jumptap, Inc. (“Jumptap”), completed a merger with Millennial Media, Inc. (NYSE: MM) (“Millennial Media”).  Of our investments in 15 private portfolio companies as of December 31, 2013, we continue to have some structural protection with respect to investments in five of these portfolio companies, which represented $19 million in initial investments.  However, there is no assurance that the structural protection in these five investments will remain intact or will not be compromised by either a subsequent financing or sale/merger transaction, or other considerations.

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

Targeted Holding Periods and Portfolio Company Exits

While NeoPhotonics and Solazyme were each able to complete their IPOs within approximately one year from the date of our initial investment, LifeLock was able to complete its IPO within 0.6 years from the date of our initial investment, and Tremor Video was able to complete its IPO within 1.8 years from the date of our initial investment, a number of our portfolio companies are, on average, taking longer than we initially expected to complete their IPOs.  We generally expect that our portfolio companies will be able to complete an IPO, on average, within approximately two years after the closing of our initial investment.  After a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO, we expect that, on average, the holding period for our portfolio company investments will be approximately four years, compared to private equity and venture capital funds which we believe typically take seven to 10 years.  However, as our recent dispositions indicate, there may be instances where we can exit a portfolio company position prior to our anticipated four-year holding period in cases where a portfolio company completes an IPO sooner than we expected.

We also believe that some of our portfolio companies may elect to complete a strategic merger or sale in lieu of an IPO.  For instance, Corsair filed a registration statement for an IPO and attempted to complete an IPO, but was eventually sold to a private equity firm in the second quarter of 2013.  We were able to fully dispose of our interest in Corsair, which we acquired in July 2011, as part of this sale transaction.  In addition, Jumptap, which we acquired in June 2012, completed a merger with Millennial Media, a publicly traded company, on November 6, 2013.  At the closing of the merger, in exchange for our Jumptap Series G preferred stock and after certain share adjustments, we received 1,247,893 shares of Millennial Media’s common stock, which shares are restricted securities.  Millennial Media is required to register these shares for resale in accordance with a registration rights agreement.  Pursuant to a contractual lockup agreement, we may not sell any shares of Millennial Media common stock for the initial 90-day period following the closing.  Beginning on February 5, 2014, we were able to sell up to 415,964 shares.  Beginning on or about May 5, 2014, we may sell an additional 696,735 shares.  At the closing of the merger, we were required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations.  In the case of a strategic sale or merger involving one of our portfolio companies, it is possible that we may be able to dispose of our positions before our targeted four-year holding period. See “—Recent Developments” below for our sales of Millennial Media shares after December 31, 2013.

As of December 31, 2013, the average holding period of our 17 portfolio companies was 2.2 years from our initial investment date, and the weighted-average holding period (based on the investment cost and holding period of each of our portfolio company securities as of December 31, 2013) was 2.0 years.

The following table presents the total invested capital (including any follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of December 31, 2013.  As of December 31, 2013, 89.9% of our $55.5 million of net invested capital was made in the 2011 and 2012 vintage years.

				Dispositions
	Number		Percent of	of Portfolio		Percent of
	of Portfolio	Total	Total	Company	Net	Net
	Company	Invested	Invested	Positions	Invested	Invested
Vintage Year1	Investments	Capital2	Capital	(Cost Basis)	Capital	Capital

2010	4	$5,686,936	8.4%	$(3,080,750)	$2,606,186	4.7%

Average Investment per Portfolio Company		$1,421,734

2011	10	$31,431,268	46.5%	$(4,000,080)	$27,431,188	49.4%

Average Investment per Portfolio Company		$3,143,127

2012	6	$27,499,993	40.7%	$(5,000,000)	$22,499,993	40.5%

Average Investment per Portfolio Company		$4,583,332

2013	1	$3,000,000	4.4%	$-	$3,000,000	5.4%

Average Investment per Portfolio Company		$3,000,000

Total	21	$67,618,198	100.0%	$(12,080,830)	$55,537,368	100.0%

Average Investment per Portfolio Company		$3,219,914

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

Net Realized Gains

We did not dispose of any of our portfolio company positions during the three months ended December 31, 2013.  The following table summarizes the realized gains and losses from our disposition of portfolio company investments from inception through December 31, 2013 and the related portfolio company returns.  Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses.

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

These returns represent historical results.  Past performance is not a guarantee of future results.
Distributions

On February 20, 2014, our Board of Directors adopted a quarterly distribution policy where we intend to pay regular quarterly distributions to our stockholders based on our estimated net capital gains for the year.  Under our quarterly distribution policy, we seek to maintain a consistent distribution level that may be paid in part or in full from net capital gains or a return of capital, or a combination thereof.  If our actual net capital gains are less than the total amount of our regular quarterly distributions for the year, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  Alternatively, if our actual net capital gains exceed the total amount of our regular quarterly distributions for a given year, our Board of Directors currently intends to adjust or make an additional distribution in December of each year so that our total distributions for any given year represent 100% of our actual net capital gains in that year.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of Keating Capital.

Consistent with applicable tax rules, our Board of Directors also determined that it intends to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.

Consistent with our quarterly distribution policy, on February 20, 2014, our Board of Directors declared a regular distribution for the first, second and third quarter of 2014 each in the amount of $0.10 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount per Share	Record Date	Payment Date
First Quarter	$0.10	March 6, 2014	April 14, 2014
Second Quarter	$0.10	May 8, 2014	June 17, 2014
Third Quarter	$0.10	August 11, 2014	September 18, 2014

 Each of these quarterly distributions will be paid in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.

Based on our current stock price, we expect that stock distributions for the foreseeable future will be made at a price per share that is less than our net asset value per share, which will result in an immediate dilution of net asset value per share for all of our stockholders.  We expect to continue to pay a portion of our distributions in shares of our common stock until such time as we have eliminated our stock price discount to net asset value and can successfully access the equity capital markets, or on an ongoing basis.

During the year ended December 31, 2013, we declared dividends of $0.49 per share, totaling $4,400,178, which represented 100% of our 2013 net gains realized.  All these dividends were characterized as long-term capital gains.

See “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Policy” above for additional information on our quarterly distribution policy, stock distributions, dividend reinvestment plan, and dividend history.

Stock Repurchase Program

During the year ended December 31, 2013, we repurchased 339,445 shares of our common stock at an average price of $6.48 per share, including commissions, with a total cost of $2,198,415.  Our net asset value per share increased by $0.05 per share as a result of the share repurchases during the year ended December 31, 2013.  The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2013 was 18%.

On October 24, 2013, our Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  No repurchases were made under our stock repurchase program after September 30, 2013.

Since inception of the stock repurchase program in 2012, we repurchased a total of 448,441 shares of common stock at an average price of $6.61 per share, including commissions, with a total cost of $2,962,594.  The weighted average discount to net asset value per share of the shares repurchased since inception was December 31, 2013 was 17%.  The shares we repurchased under our stock repurchase program have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of December 31, 2013.

Although we discontinued our stock repurchase program in October 2013, as and when we have access to additional capital that does not impair our ability to make additional portfolio company investments, our Board of Directors may consider reauthorizing a stock repurchase program.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases” above for additional information on our stock repurchase program.

Business Development Company Industry and Our Equity Focus

Based on our research, as of December 31, 2013, there were 43 publicly traded business development companies (“BDCs”), 38 of which were income oriented, and five of which were focused on capital appreciation.  In addition to us, the other BDCs focused on capital appreciation with relatively comparable market capitalizations are Firsthand Technology Value Fund (Nasdaq:  SVVC), GSV Capital Corp. (Nasdaq:  GSVC) and Harris & Harris Group, Inc. (Nasdaq:  TINY).  Of the 43 publicly traded BDCs, as of December 27, 2013, the average price/NAV was 102% and the median price/NAV was 100%, and 22 BDCs (or 51%) were either trading at parity or above net asset value (“NAV”).  Of the four comparable capital appreciation-focused BDCs including us, the price/NAV ranged from 71% to 93%, with an average price/NAV of 82%, and 75% price/NAV for us, based on a December 27, 2013 closing price of $5.96 and a September 30, 2013 NAV of $7.93.  We had a price/NAV of 80% based on our December 31, 2013 closing price and NAV of $6.15 and $7.65, respectively.

Across the entire BDC category as of December 27, 2013, the average dividend yield over the preceding 12 months was 7.8%, and the median yield was 8.6%.  We are one of two BDCs among the four comparable ones focused on capital appreciation that paid a distribution to stockholders in the 12 months ended December 31, 2013.  As of December 31, 2013, the dividend yield on our common stock for the 12 months ended December 31, 2013 was 8.0%, which is calculated as the total dividends of $0.49 per share declared by us during such period divided by our $6.15 per share closing stock price as of December 31, 2013.

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

Recent Portfolio Activity and Discount to Net Asset Value

As of December 31, 2013, we have disposed of our entire position in three of our four portfolio companies that have completed IPOs.  We also own shares of common stock of Millennial Media, a publicly traded company, as a result of its acquisition of Jumptap in a merger transaction which was completed November 6, 2013.  Our shares in Millennial Media are subject to certain lockup restrictions.  On February 5, 2014, approximately 33% of our shares in Millennial Media, or a total of 415,964 shares, were released from the lockup restriction.  Our remaining shares in Millennial Media are subject to lockup restrictions and a one-year indemnity escrow holdback, as discussed above.  The other publicly traded company in our portfolio as of December 31, 2013 is Tremor Video, which completed its IPO on June 26, 2013.  The lockup restrictions on our shares of Tremor Video’s common stock expired in late December 2013.  We have not sold any of our shares of Tremor Video.  See “—Recent Developments” below for information regarding sales of our shares of Millennial Media after December 31, 2013.  We also sold our entire position in Corsair in connection with Corsair’s sale of a majority interest to a private equity firm.  Accordingly, as of December 31, 2013, approximately 31% of our 21 portfolio company investments (measured by our cost) have been sold by us or have completed an IPO or merger/sale.  Because of the inherent uncertainty associated with completing IPOs, there is little that we can do to forecast if and when any of our private portfolio companies will be able to successfully complete IPOs, if at all.  In addition, we may not be advised by our portfolio companies of specific sale or merger plans and, in the event we are so advised, we are generally prohibited from disclosing such merger or sale plans until they are publicly disclosed by our portfolio company.

We believe a combination of factors has put selling pressure on our stock, including:  (i) the market response to our recent rights offering which caused our stock price to fall from $7.05 per share on November 5, 2013, the date the rights offering was announced, to $5.95 per share on December 16, 2013, the expiration date of the rights offering, (ii) the fact that 54% of our net invested capital as of December 31, 2013 represents investments in vintage year 2010 and 2011 portfolio companies—or holding periods of three and two years, respectively, (iii) the fact we have experienced write downs in some of our investments, particularly aggregate net unrealized depreciation of $4.9 million on our energy and recycling-focused portfolio companies,  (iv) the fact that we have been unable to generate net realized gains in either 2012 or 2013 at levels which exceed our operating expenses for such years, (v) as a result of repurchases of our own shares under our stock repurchase program, our net assets decreased and our operating expense ratio correspondingly increased, (vi) the fact that most of our private companies are under $1 billion in enterprise value and therefore not highly publicized, and (vii) to date there has been limited public visibility with respect to our private portfolio companies completing an IPO or sale/merger in the future.  We believe our private-to-public valuation arbitrage strategy requires further patience in light of the fact that our vintage year 2011 and 2012 portfolio companies, which represent 90% of our $55.5 million in invested capital as of December 31, 2013, continue to make progress towards IPOs, which if they are successful in doing so, would potentially allow us to dispose of these positions, on average, at our targeted 2x return and within our anticipated four-year holding period.

Our Board of Directors is focused on the current discount between our stock price and net asset value, and we have taken, and continue to take, active steps to try to eliminate this discount to net asset value over time.  These steps include an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, continuing to present the Company to the investment community at various investor conferences, and holding one-on-one meetings with institutional investors.  During 2012 and 2013, we also made $3.0 million of repurchases of shares our common stock that were accretive to net asset value.  Although we discontinued our stock repurchase program in October 2013, as and when we have access to additional capital that does not impair our ability to make additional portfolio company investments, our Board of Directors may consider reauthorizing a stock repurchase program.

On February 20, 2014, our Board of Directors adopted a quarterly distribution policy and determined to pay our distributions in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.    By adopting a policy to provide quarterly distributions based on our estimated net capital gains, we believe that our shares may trade at smaller discounts or even premiums to our net asset value.  Further, we believe our quarterly distribution policy will provide a measurable performance target for our investment adviser to generate net capital gains greater than the quarterly distribution amount, which we intend to monitor quarterly.  We also believe that by paying a portion of dividends in shares of our common stock, while potentially being dilutive to our net asset value, will allow us to make additional portfolio company investments with the potential to achieve our targeted returns, increase our capital base and lower our operating expenses per share, and potentially achieve a higher market capitalization with potentially greater liquidity.  We believe both our quarterly distribution policy and our stock distributions may make our common stock more attractive to investors and help reduce or eliminate our discount to net asset value.

Our investment adviser and our Board of Directors recognize that one of their responsibilities is to enhance stockholder value by consistently growing our net asset value.  Based on our current discount to net asset value, our investment adviser and our Board of Directors have been, and will continue to be, committed to instituting policies designed to narrow, or ideally eliminate, any discount to net asset value.  We will continue to initiate policies such as our stock repurchase program, quarterly distribution policy and stock distributions in an effort to have our stock price more closely track our net asset value.  In spite of these efforts, we believe that  in order to generate interest among potential investors, we need to achieve the following key milestones:  (i) have more companies publicly file registration statements for and complete IPOs, or complete a strategic sale or merger, (ii) complete more successful sales of our investments and generate realized gains, (iii) continue to distribute these net realized gains to our stockholders in an amount that is comparable to the yield of other BDCs, and (iv) demonstrate, in some manner, that although our portfolio company IPOs and the corresponding sale of our investments are episodic and unpredictable, that the overall return potential of our stock is sufficiently attractive on a risk-adjusted basis to warrant an investment in our stock.

Current Business Environment

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments.  Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen.

In the fourth quarter of 2013, there were 70 IPOs priced in the U.S. that raised an aggregate of $23.0 billion in gross proceeds (or a median IPO size of $178 million), compared to 60 IPOs in the third quarter of 2013 that raised an aggregate of $11.3 billion in gross proceeds (or a median IPO size of $116 million) and 29 IPOs in the fourth quarter of 2012 that raised an aggregate of $7.6 billion in gross proceeds (or a median IPO size of $145 million).

There were 25 venture capital-backed IPOs in the fourth quarter of 2013 that raised an aggregate of $4.6 billion in gross proceeds (or an average of $182 million), compared to 27 venture capital-backed IPOs in the third quarter of 2013 that raised an aggregate of $2.5 billion in gross proceeds (or an average of $93 million).  Venture capital-backed IPO activity in the fourth quarter of 2013 was up from the fourth quarter of 2012 when seven venture capital-backed IPOs were completed raising an aggregate of $1.2 billion in gross proceeds for an average of $168 million.

The U.S. IPO market in 2013 was the best year since 2000, when 406 IPOs were completed.  In 2013, a total of 222 companies completed IPOs in U.S., compared to a total of 128 IPOs completed in all of 2012.  The 222 IPOs completed in 2013 exceeded the 216 IPOs completed in 2004, the highest level of completed IPOs in the last 10 years.

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

As of December 31, 2013, the VIX Index closed at 13.7, with a high and low during the year ended December 31, 2013 of 20.5 and 11.3, respectively.  The average daily VIX Index closing value for all of 2013 was 14.2, and the 10-year average (2003-13) was 20.3For 2013, the average U.S. IPO return was 40.8%, compared to a return of 29.6% for the S&P 500 for the same period.  As of the end of the fourth quarter of 2013, all of the technical indicators that we believe drive IPO issuance activity were at favorable levels.

Portfolio Composition and Fourth Quarter 2013 Changes in Net Unrealized Appreciation

The total value of our investments in 17 portfolio companies was $62.0 million at December 31, 2013, compared to $65.0 million at December 31, 2012 in 19 portfolio companies.  During the year ended December 31, 2013, we invested in the subordinated convertible bridge notes of two existing portfolio companies, BrightSource ($205,193) and SilkRoad ($1,000,000), and in the convertible preferred stock of Deem ($3,000,000).  As of December 31, 2013, we had limited capital available for additional portfolio company investments unless we are able to raise additional capital or we have realizations on our existing investments.

The following table summarizes the investment cost, net proceeds and realized gains for the portfolio company positions sold by us during the year ended December 31, 2013.

	Year Ended December 31, 2013
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

Our investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$35,858,933	$42,210,000	68.11%	$41,858,928	$43,087,120	66.26%
Preferred Stock Warrants	-	230,000	0.37%	-	-	-
Common Stock	8,862,385	5,370,000	8.67%	12,273,466	12,880,000	19.81%
Common Stock Warrants	610,860	1,370,000	2.21%	1,199,860	982,878	1.51%
Subordinated Convertible Bridge Notes	1,242,569	1,242,569	2.00%	-	-	-

Subtotal - Private Portfolio Companies	46,574,747	50,422,569	81.36%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	8,999,996	11,554,236	18.64%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$55,574,743	$61,976,805	100.00%	$61,837,416	$65,023,706	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the years ended December 31, 2013 and 2012 for:  (i) our portfolio company investments sold during each year, and (ii) our portfolio company investments held at the end of each year.

	Years Ended December 31,
	2013		2012
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Year
Corsair Components, Inc.	$675,317	$(1,599,920)	$-	$-
LifeLock, Inc.	3,675,041	(1,911,002)	-	-
Solazyme, Inc.	49,820	342,456	403,631	(197,912)
NeoPhotonics Corporation	-	-	(121,428)	267,200

Subtotal - Portfolio Company Investments Sold During Year	4,400,178	(3,168,466)	282,203	69,288

Portfolio Company Investments Held at End of Year	-	6,384,238	-	1,776,102

Total - All Portfolio Companies	$4,400,178	$3,215,772	$282,203	$1,845,390

The following table summarizes the cost and value of our portfolio company investments as of December 31, 2013 and September 30, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $69,956 for the three months ended December 31, 2013, or $0.01 per common share outstanding during the period.

	December 31, 2013			September 30, 2013
								Change In
							Change In	Unrealized
			Unrealized			Unrealized	Unrealized	Appreciation
			Appreciation			Appreciation	Appreciation	(Depreciation)
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)	Per Share1

Millennial Media, Inc.2	$4,999,995	$8,074,242	$3,074,247	$4,999,995	$7,200,000	$2,200,005	$874,242	$0.10
Xtime, Inc.	3,000,000	5,830,000	2,830,000	3,000,000	6,040,000	3,040,000	(210,000)	(0.02)
Zoosk, Inc.	2,999,999	5,650,000	2,650,001	2,999,999	4,770,000	1,770,001	880,000	0.10
SilkRoad, Inc.	6,028,667	8,608,667	2,580,000	6,008,667	8,518,667	2,510,000	70,000	0.01
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	4,860,000	860,000	1,280,000	0.14
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,750,000	750,001	-	-
TrueCar, Inc.	2,999,996	3,720,000	720,004	2,999,996	3,650,000	650,004	70,000	0.01
Kabam, Inc.	1,328,860	1,620,000	291,140	1,328,860	1,620,000	291,140	-	-
Harvest Power, Inc.	2,499,999	2,770,000	270,001	2,499,999	3,480,000	980,001	(710,000)	(0.08)
Deem, Inc.	3,000,000	3,000,000	-	3,000,000	3,000,000	-	-	-
MBA Polymers, Inc.	2,000,000	1,530,000	(470,000)	2,000,000	1,180,000	(820,000)	350,000	0.04
Tremor Video, Inc.	4,000,001	3,479,994	(520,007)	4,000,001	4,984,192	984,191	(1,504,198)	(0.17)
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-	-
Suniva, Inc.	2,500,007	1,330,000	(1,170,007)	2,500,007	1,400,000	(1,100,007)	(70,000)	(0.01)
BrightSource Energy, Inc.	3,111,033	1,693,902	(1,417,131)	3,046,644	1,809,513	(1,237,131)	(180,000)	(0.02)
Agilyx Corporation	4,000,000	1,840,000	(2,160,000)	4,000,000	2,770,000	(1,230,000)	(930,000)	(0.11)
Stoke, Inc.	3,500,000	940,000	(2,560,000)	3,500,000	930,000	(2,570,000)	10,000	*

Total	$55,574,743	$61,976,805	$6,402,062	$55,490,354	$61,962,372	$6,472,018	$(69,956)	$(0.01)

* Per share amounts less than $0.01.

1Per share amounts based on weighted-average shares outstanding of 8,951,682 during the three months ended December 31, 2013.

2Shares in common stock of Millennial Media were received in exchange for shares of preferred stock of Jumptap, Inc. pursuant to a merger which was completed November 6, 2013.

The net change in unrealized appreciation on our publicly traded portfolio company investment in Tremor Video during the three months ended December 31, 2013 reflects the change in market prices for this portfolio company.  At December 31, 2013, the Company valued its shares of common stock in Tremor Video based on the December 31, 2013 closing price of $5.80, without any adjustment for lack of marketability since these shares were no longer subject to lockup restrictions.  At September 30, 2013, the Company valued its shares of common stock in Tremor Video based on the September 30, 2013 closing price of $9.23, adjusted for a discount due to lack of marketability of 10%.  On November 7, 2013, Tremor Video announced third quarter results that fell short of its previous revenue guidance and, at the same time, sharply lowered their fourth quarter revenue guidance.  On the day after the earnings release, Tremor Video’s common stock dropped 49%, from a closing price of $9.26 to $4.72.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended December 31, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including, without limitation, those set forth below in “—Results of Operations.”

As of December 31, 2013, the cost, value and unrealized appreciation (or write-up) of each of our portfolio companies held at December 31, 2013 is set forth below.

	December 31, 2013

				Write-Up
Portfolio Company	Cost	Value	Write-Ups	as % of Cost

Millennial Media, Inc.	$4,999,995	$8,074,242	$3,074,247	61%
Xtime, Inc.	3,000,000	5,830,000	2,830,000	94%
Zoosk, Inc.	2,999,999	5,650,000	2,650,001	88%
SilkRoad, Inc.	6,028,667	8,608,667	2,580,000	43%
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	54%
Glam Media, Inc.	4,999,999	5,750,000	750,001	15%
TrueCar, Inc.	2,999,996	3,720,000	720,004	24%
Kabam, Inc.	1,328,860	1,620,000	291,140	22%
Harvest Power, Inc.	2,499,999	2,770,000	270,001	11%
Deem, Inc.	3,000,000	3,000,000	-	0%

Total	$35,857,515	$51,162,909	$15,305,394	43%

As of December 31, 2013, the cost, value and unrealized depreciation (or write-down) of each of our portfolio companies held at December 31, 2013 is set forth below.

	December 31, 2013

				Write-Down
Portfolio Company	Cost	Value	Write-Downs	as % of Cost

MBA Polymers, Inc.	$2,000,000	$1,530,000	$(470,000)	-24%
Tremor Video, Inc.	4,000,001	3,479,994	(520,007)	-13%
Livescribe, Inc.	606,187	-	(606,187)	-100%
Suniva, Inc.	2,500,007	1,330,000	(1,170,007)	-47%
BrightSource Energy, Inc.	3,111,033	1,693,902	(1,417,131)	-46%
Agilyx Corporation	4,000,000	1,840,000	(2,160,000)	-54%
Stoke, Inc.	3,500,000	940,000	(2,560,000)	-73%

Total	$19,717,228	$10,813,896	$(8,903,332)	-45%

For additional discussion of the change in net unrealized appreciation (depreciation) on our portfolio company investments during the years ended December 31, 2013 and 2012, see “Results of Operations” below.

Portfolio Company Description and Update

The following section provides a brief description of each of our portfolio companies as well as a summary of our investment and any recent developments.  When we make our investments, the companies are generally still private and the detailed information on these companies is not publicly available. Due to the confidential nature of certain information concerning our private portfolio companies, this summary generally does not include detailed business and financial information about each portfolio company.

Tremor Video, Inc.  On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”).  Our investment in Tremor Video was part of a $37 million Series F preferred stock offering.  Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to major brand advertisers and publishers of Web videos.  On June 26, 2013, Tremor Video priced its IPO at $10.00 per share.  The shares of Tremor Video’s common stock began trading on the New York Stock Exchange under the ticker symbol “TRMR” on June 27, 2013.  In connection with Tremor Video’s IPO, the Series F preferred stock we held automatically converted into 599,999 shares of Tremor Video’s common stock, based on an adjusted conversion price of $6.67 per share.  The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.5x our investment cost.  The lockup restrictions on our shares of Tremor Video’s common stock expired in late December 2013.

Millennial Media, Inc.  On June 29, 2012, we completed a $4,999,995 investment in the Series G convertible preferred stock of Jumptap, Inc. (“Jumptap”).  Our investment in Jumptap was part of a $27.5 million Series G convertible preferred stock offering, in which we were the lead investor.  Founded in 2005 and previously headquartered in Cambridge, Massachusetts, Jumptap is a mobile advertising network and data platform that helps global brands to target, place and track advertising on mobile phones and tablets.

Jumptap was acquired in a merger with Millennial Media, a publicly traded company, on November 6, 2013.  At the closing of the merger, in exchange for our Jumptap Series G preferred stock and after certain share adjustments, and based on the Series G liquidation preference of 1.75x our investment cost, we received 1,247,893 shares of Millennial Media’s common stock, which shares are restricted securities.  Millennial Media is required to register these shares for resale in accordance with a registration rights agreement.  Pursuant to a contractual lockup agreement, we may not sell any shares of Millennial Media common stock for the initial 90-day period following the closing.  Beginning on February 5, 2014, we were able to sell up to 415,964 shares.  Beginning on or about May 5, 2014, we may sell an additional 696,735 shares.  At the closing of the merger, we were required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations.  See “— Recent Developments” below for a discussion of our sales of Millennial Media stock after December 31, 2013.

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

On July 10, 2013, we agreed to purchase up to $205,193 of subordinated convertible bridge notes of BrightSource under a $35 million credit facility with existing investors.  On July 17, 2013, we purchased $87,940 of convertible notes under a first drawdown of $15 million under the credit facility.  On August 14, 2013, we purchased $58,627 of convertible notes under a second drawdown of $10 million under the credit facility.  A third and final drawdown of $10 million occurred on October 10, 2013 in which we purchased an additional $58,627 of convertible notes.  The notes only have payment-in-kind (“PIK”) interest which accrues at a rate of 11.5% per annum.  Principal and accrued interest is due upon the earlier of July 10, 2014, the closing of a new equity financing of at least $30 million (a “qualified financing”), or a change of control.  At the closing of a qualified financing, and with the consent of a majority of the note holders, the notes (including accrued interest) automatically convert, at the holder’s election, into either:  (i) shares of Series 1 preferred stock, or (ii) the preferred stock issued in the qualified financing.  Existing holders of Series 1 and Series 1A preferred stock who did not participate pro rata in the credit facility had their shares of Series 1 and 1A preferred stock converted into common stock.  For each $1 of convertible notes purchased by an investor under the credit facility, the investor has an option to exchange one share of Series 1A preferred stock for 1/15th of a share of Series 1 preferred stock, with the option exercisable for 60 days following each drawdown.  Based on the three drawdowns, we exchanged a total of 205,170 shares of Series 1A preferred stock for a total of 13,678 shares of Series 1 preferred stock.  Investors purchasing more than their pro rata amount under the credit facility receive two-thirds of a share of Series 1 preferred stock for each $1 of oversubscription, with such shares being issued at each drawdown.  For our oversubscription in the three drawdowns, we received 8,429 shares of Series 1 preferred stock.

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

MBA Polymers, Inc.  On October 15, 2010, we completed a $1,100,000 investment in the Series G convertible preferred stock of MBA Polymers, Inc. (“MBA Polymers”).  Our investment in MBA Polymers was part of a $25 million Series G convertible preferred stock offering.  On February 22, 2011, we made an additional investment of $900,000 in MBA Polymers’ Series G convertible preferred stock.  Our additional investment was part of an aggregate additional Series G preferred stock offering of approximately $15 million.  MBA Polymers is a global manufacturer of recycled plastics sourced from end of life durable goods, such as computers, electronics, appliances and automobiles.  MBA Polymers recently relocated its corporate headquarters from Richmond, California to the United Kingdom.  As part of a closing of convertible bridge note financing with existing investors on December 20, 2013, all series of outstanding preferred stock, other than the Series G convertible preferred stock, were converted into common stock.

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

Suniva, Inc.  On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Our investment in Suniva was part of a $106 million Series D preferred stock offering.  Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products.  On December 20, 2012, Suniva completed a Series E convertible preferred stock financing in which we did not participate.  As part of the Series E financing, Suniva completed a 1-for-1,000 reverse stock split.  Following the Series E financing, the holders of Series D and Series E preferred stock have, on an equal priority, pari passu basis, a senior right and preference (before any other preferred or common stock) to any dividends declared or any distribution of assets in liquidation.

Xtime, Inc.  On June 14, 2011, we completed a $3,000,000 investment in an initial closing of the Series F convertible preferred stock of Xtime, Inc. (“Xtime”).  Founded in 1999 and headquartered in Redwood Shores, California, Xtime is a software as a service provider of Web scheduling and CRM solutions for automotive service departments.  Our investment in Xtime was part of a $5 million Series F preferred stock offering in which we were the lead investor.  As part of the final closing in August 2011, we also received warrants to acquire 22,581 shares of Xtime common stock at an exercise price of $0.01 per share, with the number of warrants being reduced by 50% if Xtime completes a qualifying IPO.

On October 5, 2012, Xtime completed a Series 2 convertible preferred stock financing in which we did not participate.  Immediately prior to the closing of the Series 2 financing, all of the existing holders of Xtime’s preferred stock (including the Series F preferred stockholders) converted their existing preferred stock into:  (i) newly-created Series 1A and 1B convertible preferred stock, and (ii) warrants to acquire additional shares of Xtime’s common stock which grant the holder the right to acquire additional shares of common stock, calculated at the time of Xtime's IPO based on the actual IPO price, at an exercise price of $0.01 per share (“IPO Warrants”).  As a holder of Series F preferred stock, we received one share of Series 1A preferred stock for each share of Series F preferred stock that we held, no shares of Series 1B preferred stock, and IPO Warrants that are exercisable upon Xtime's IPO.  Following the Series 2 financing, the holders of Series 2 and Series 1A preferred stock have, on an equal priority, pari passu basis, a senior right and preference (before the Series 1B preferred stock and the common stock) to any dividends declared or any distribution of assets in liquidation.

Metabolon, Inc.  On August 25, 2011, we completed a $4,000,000 investment in the Series D convertible preferred stock of Metabolon, Inc. (“Metabolon”).  Our investment in Metabolon was part of a $13 million Series D preferred stock offering, in which we were the lead investor.  Founded in 2000 and headquartered in Research Triangle Park, North Carolina, Metabolon is a molecular diagnostics and services company offering metabolic profiling technology that uses advanced bioinformatics and data analytics software to identify, quantify, and analyze biochemical processes occurring within cells.  Metabolon is utilizing biomarkers identified by its technology in the development of molecular diagnostic tests intended to detect and measure the aggression and stage of diseases such as diabetes and cancer.  On December 16, 2013, Metabolon completed a $15 million Series E convertible preferred stock round in which we did not participate.  The Series E preferred stock has senior dividend and liquidation rights to all other preferred stock.

Kabam, Inc.  On August 29, 2011, we completed a $1,328,860 investment in the Series D convertible preferred stock of Kabam, Inc. (“Kabam”).  Our investment in Kabam was part of an $86 million Series D preferred stock offering.  Founded in 2006 and headquartered in Redwood City, California, Kabam develops and publishes free-to-play core video games on mobile devices and the Internet.

TrueCar, Inc.  On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”).  Our investment in TrueCar was part of a $50 million common stock offering.  Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment.  Founded in 2005 and based in Santa Monica, California, TrueCar empowers car buyers by giving them transparent insight into what others actually paid, upfront pricing info, a guaranteed savings certificate, and a connection to a trusted TrueCar Certified Dealer to seamlessly complete the car purchase.  On November 22, 2013, TrueCar completed a $30 million Series A convertible preferred stock round in which we did not participate.

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

SilkRoad, Inc.  On March 28, 2012, we made a $3,500,000 investment in the Series C convertible preferred stock of SilkRoad, Inc. (“SilkRoad”).  On May 9, 2012, we made an additional investment of $1,500,000 in a second tranche of SilkRoad’s Series C convertible preferred stock financing.  SilkRoad raised a total of $35 million in the Series C convertible preferred stock financing from new and existing investors in the initial and second tranches.  On July 17, 2012, SilkRoad raised an additional $2.9 million in a third tranche of the Series C round at the same price and on the same terms as our investment. Founded in 2003 and headquartered in Chicago, Illinois, SilkRoad is a global provider of cloud-based talent management software.

On August 21, 2013, we purchased $1,000,000 of subordinated convertible bridge notes of SilkRoad under a $25 million bridge note financing.  A total of $15.7 million was raised in the initial closing of the bridge note financing on August 21, 2013.  The notes have PIK interest which accrues at a rate of 8% per annum.  Note principal and accrued interest are due upon the earlier of:  (i) the approval of a majority-in-interest of the note holders any time after August 21, 2014, (ii) the closing of a next equity financing of at least $28 million (including the conversion of notes), or (iii) an event of default.  The notes together with accrued interest automatically convert:  (i) into shares of Series C Preferred Stock upon an IPO with minimum proceeds of $50 million, or (ii) into shares of SilkRoad’s new preferred equity securities issued in a next equity financing on or before June 30, 2014.  Investors in the bridge note financing who purchased more than their pro rata amount received a five-year warrant to purchase shares of either (i) equity securities issued in the next equity financing, or (ii) Series C Preferred Stock.  The warrant coverage amount accrues at a monthly rate of 12.5% on the dollar amount of oversubscription for each month the note is outstanding, with a maximum accrual equal to 100% of the oversubscription amount after eight months.

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

Deem, Inc.  On September 19, 2013, we completed a $3,000,000 investment in the Series AA-1 convertible preferred stock of Deem, Inc. (“Deem”).  Our investment in Deem was part of a closing of the Series AA convertible preferred stock with an aggregate value of $99.8 million, which included the conversion of certain term loans and bridge notes.  Deem operates an e-commerce network that connects a large and diverse ecosystem of consumers, businesses, channel partners and merchants.

Results of Operations

The principal measure of our financial performance is the sum of (i) the net increase (decrease) in our net assets resulting from operations, which includes net investment income (loss), (ii) net realized gain (loss) on investments, and (iii) net unrealized appreciation (depreciation) on investments.  Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses.  Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost.  Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Set forth below are the results of operations for the years ended December 31, 2013, 2012 and 2011.

Comparison of Years ended December 31, 2013 and 2012

Investment Income. For the years ended December 31, 2013 and 2012, we earned interest and dividend income from cash and cash equivalents of $2,577 and $3,870, respectively.  During the year ended December 31, 2013, we also earned PIK interest of $37,376 on our subordinated convertible bridge note investments in BrightSource and SilkRoad.  Except as set forth above, we did not earn any other investment income during the years ended December 31, 2013 and 2012.

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

Our primary source of investment return will be generated from net capital gains, if any, realized on the sale of our portfolio company investments, which typically will occur after the portfolio company completes an IPO and after the expiration of a customary 180-day post-IPO lockup agreement or, to a lesser extent, is acquired.  Sales of our portfolio company investments are discretionary and based on our investment adviser’s business judgment.  Since we typically do not expect to generate current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments, if any.  Because the equity securities of pre-IPO companies typically do not pay any current income, we may consider investments in qualified private and public companies that generate current yield in the form of interest income which can be used to offset some of our operating expenses.  These investments typically will be in the form of debt instruments providing for the current payment of interest, which may be convertible into equity securities or have separate warrants exercisable for equity securities so that we have an opportunity to achieve long-term capital appreciation.

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

The following table shows our PIK loan activity for the years ended December 31, 2013 and 2012, at cost:

	Year Ended
	December 31,
	2013	2012

Beginning PIK loan balance	$-	$-
Addition of PIK loans during period	1,205,193	-
PIK interest accreted to principal during period	37,376	-
Payments received from PIK loans during the period	-	-

Ending PIK loan balance	$1,242,569	$-

During the year ended December 31, 2013, we invested in the subordinated convertible bridge notes of BrightSource and SilkRoad, both existing portfolio companies.  These convertible bridge notes were our first investments in debt securities.  The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of December 31, 2013, we were accruing PIK interest on each of our subordinated convertible bridge notes, and none of our subordinated convertible bridge notes were on non-accrual status.

Operating Expenses.  Our primary operating expenses include the payment of:  (i) investment advisory fees to our investment adviser, Keating Investments, (ii) our allocable portion of overhead and other expenses incurred by Keating Investments, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating costs, including those listed below, to the extent such costs are not capitalized for accounting purposes.

Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  See “Investment Advisory and Administrative Services Agreement” below.  We bear all other costs and expenses of our operations and transactions, including, without limitation:

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

Operating expenses for the years ended December 31, 2013 and 2012 were $5,352,788 and $4,056,856, respectively, an increase of $1,295,932 compared to the prior period which was primarily the result of an increase in our incentive fees.  A summary of the items comprising the increase in our operating expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 is set forth in the table below.

	Year Ended
	December 31,	December 31,	Increase /
	2013	2012	(Decrease)
Operating Expenses
Base management fees	$1,462,495	$1,533,808	$(71,313)
Incentive fees	1,523,189	425,519	1,097,670
Administrative expenses allocated from investment adviser	651,811	633,997	17,814
Legal and professional fees	613,136	466,465	146,671
Directors fees	130,000	160,000	(30,000)
Stock transfer agent fees	58,145	65,108	(6,963)
Custody fees	6,000	1,000	5,000
Public and investor relations expenses	54,544	152,437	(97,893)
Marketing and advertising expenses	243,704	23,117	220,587
Printing and production expenses	79,068	92,713	(13,645)
Postage and fulfillment expenses	43,458	81,401	(37,943)
Travel expenses	112,530	81,904	30,626
General and administrative expenses	374,708	339,387	35,321

Total Operating Expenses	$5,352,788	$4,056,856	$1,295,932

The decrease of $71,313 in base management fees for the year ended December 31, 2013 compared to the year ended December 31, 2012 was the result of a decrease in our gross assets on which the base management fee is calculated.

The increase of $1,097,670 in incentive fees for the year ended December 31, 2013 compared to the year ended December 31, 2012 was the result of an increase of $3,215,772 in net unrealized appreciation and $4,400,178 of net realized gains on our portfolio company investments during the year ended December 31, 2013, compared to an increase of $1,845,390 in net unrealized appreciation and $282,203 of net realized gains on our portfolio company investments during the year ended December 31, 2012.  Since inception, we have not paid any incentive fees to our investment adviser.  As of December 31, 2013, no incentive fees were due and payable to our investment adviser since the $8,903,332 of aggregate unrealized depreciation on our investments that have a fair value below our investment cost exceeded the $4,682,381 of cumulative net realized gain.  See “Investment Advisory and Administrative Services Agreement” below.

The increase of $17,814 in administrative expenses allocated from our investment adviser for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of the allocation to us of additional salary and benefit expenses associated with our management and administration.

The increase of $146,671 in legal and professional fees for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of increases in legal fees of $196,730 and audit fees of $40,000 in connection with our registration statement for a contemplated underwritten offering of our common stock which was withdrawn in May 2013 and increases in data research services and software consulting services during the year ended December 31, 2013, partially offset by decreases in third party valuation fees and non-offering related audit and legal fees.

The decrease of $30,000 in directors’ fees for the year ended December 31, 2013 compared to the year ended December 31, 2012 was the result of a reduction in the size of our Board of Directors in the second quarter of 2013 and a revised compensation program for our non-interested directors which became effective July 1, 2013.

The decrease of $6,963 in stock transfer agent fees for the year ended December 31, 2013 compared to the year ended December 31, 2012 was the result of a reduction in certain ancillary services during the year ended December 31, 2013.

The increase of $5,000 in custody fees for the year ended December 31, 2013 compared to the year ended December 31, 2012 was the result of an increase in the monthly custody fees we are charged beginning in 2013.

The decrease of $97,893 in public and investor relations fees during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of the expiration of the service contract with our retainer fee-based public relations firm in 2013, which was not extended.

The increase of $220,587 in marketing and advertising for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of an increase in spending on television, radio and social media advertising under our corporate branding and awareness campaign that was commenced in 2013.

The decrease of $13,645 in printing and production expenses during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of a reduction in printing and production volume of investor and marketing materials for 2013.

The decrease of $37,943 in postage and fulfillment expenses during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of a reduction in postage and fulfillment costs related to our 2013 annual stockholders meeting compared to our 2012 annual stockholders meeting in which we incurred additional expenses to obtain stockholder approval to sell our shares of common stock below net asset value.

The increase of $30,626 in travel expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was the result of travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors.

The increase of $35,321 in general and administrative expenses during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of increases in Edgar filing and printing costs of $50,629 in connection with our registration statement for a contemplated underwritten offering of our common stock which was withdrawn in May 2013, database and information services, and website design improvement costs, partially offset by decreases in seminar and conference fees, graphic design fees and director and officer liability insurance expenses.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began prior to the listing of our common stock on the Nasdaq Capital Market in December 2011.  We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets from time to time to raise additional capital to fund additional portfolio company investments.  We have taken, and continue to take, active steps to try to eliminate, over time, the current discount between our stock price and our net asset value.  These steps include repurchases under our stock repurchase program, which was discontinued in October 2013, that were accretive to net asset value, an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, continuing to present the Company to the investment community at various investor conferences, and holding one-on-one meetings with institutional investors.  While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in the Company and an active trading market for our shares and reduce or eliminate our current discount to net asset value.

Our operating expenses (excluding base management fees, incentive fees, and costs related to our registration statement which was withdrawn in the second quarter of 2013) for the year ended December 31, 2013 and 2012 were $2,079,746  and $2,097,529, respectively, a decrease of $17,783 compared to the prior period.  This decrease was primarily related to decreases in non-offering related legal and audit fees, third party valuation fees, directors’ fees, public and investor relations expenses, and postage and fulfillment expenses which were partially offset by increases in marketing and advertising expenses and travel expenses.  Our operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2013 were at the low end of projected amount of $2.0 to $2.5 million.

Net Investment Loss.  Net investment losses for the year ended December 31, 2013 and 2012 were $5,312,835 and $4,052,986, respectively.  The increase of $1,259,849 in net investment loss for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily attributable to increase in accrued incentive fees, legal and professional fees primarily related to our withdrawn registration statement, marketing and advertising expenses and travel expenses which were partially offset by decreases in non-offering related legal and audit fees, third party valuation fees, directors’ fees, public and investor relations expenses, and postage and fulfillment expenses, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.59 for the year ended December 31, 2013 compared to basic and diluted net investment loss per common share outstanding of $0.44 for the year ended December 31, 2012.

Net Realized Gains on Investments.  For the years ended December 31, 2013 and 2012, net realized gains on investments totaled $4,400,178 and $282,203, respectively.  During the year ended December 31, 2013, we sold our entire positions in Corsair and LifeLock and our remaining position in Solazyme.

During the year ended December 31, 2012, we sold a portion of our Solazyme position resulting in a realized gain of $403,631, which was offset by a realized loss of $121,428 on our complete disposition of NeoPhotonics during the period.

Net Increase in Unrealized Appreciation on Investments.  For the year ended December 31, 2013, the net increase in unrealized appreciation on investments totaled $3,215,772.  For the year ended December 31, 2012, the net increase in unrealized appreciation on investments totaled $1,845,390.

The following table summarizes the cost and value of our portfolio company investments as of December 31, 2013 and 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $3,215,772 for the year ended December 31, 2013, or $0.36 per common share outstanding during the period.

	December 31, 2013			December 31, 2012				Change In
							Change In	Unrealized
			Unrealized			Unrealized	Unrealized	Appreciation
			Appreciation			Appreciation	Appreciation	(Depreciation)
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)	Per Share1

Millennial Media, Inc.2	$4,999,995	$8,074,242	$3,074,247	$4,999,995	$4,999,995	$-	$3,074,247	$0.34
Xtime, Inc.	3,000,000	5,830,000	2,830,000	3,000,000	4,442,878	1,442,878	1,387,122	0.15
Zoosk, Inc.	2,999,999	5,650,000	2,650,001	2,999,999	3,080,000	80,001	2,570,000	0.28
SilkRoad, Inc.	6,028,667	8,608,667	2,580,000	5,000,000	5,720,000	720,000	1,860,000	0.21
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	4,530,000	530,000	1,610,000	0.18
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,170,000	170,001	580,000	0.06
TrueCar, Inc.	2,999,996	3,720,000	720,004	2,999,996	2,680,000	(319,996)	1,040,000	0.12
Kabam, Inc.	1,328,860	1,620,000	291,140	1,328,860	980,000	(348,860)	640,000	0.07
Harvest Power, Inc.	2,499,999	2,770,000	270,001	2,499,999	3,540,000	1,040,001	(770,000)	(0.09)
LifeLock, Inc.	-	-	-	5,000,000	6,911,002	1,911,002	(1,911,002)	(0.21)
Corsair Components, Inc.	-	-	-	4,000,080	5,600,000	1,599,920	(1,599,920)	(0.18)
Solazyme, Inc.	-	-	-	1,505,162	1,162,706	(342,456)	342,456	0.04
Deem, Inc.	3,000,000	3,000,000	-	-	-	-	-	-
MBA Polymers, Inc.	2,000,000	1,530,000	(470,000)	2,000,000	1,730,000	(270,000)	(200,000)	(0.02)
Tremor Video, Inc.	4,000,001	3,479,994	(520,007)	4,000,001	3,850,000	(150,001)	(370,006)	(0.04)
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-	-
Suniva, Inc.	2,500,007	1,330,000	(1,170,007)	2,500,007	1,280,000	(1,220,007)	50,000	0.01
BrightSource Energy, Inc.	3,111,033	1,693,902	(1,417,131)	2,897,131	2,657,125	(240,006)	(1,177,125)	(0.13)
Agilyx Corporation	4,000,000	1,840,000	(2,160,000)	4,000,000	3,650,000	(350,000)	(1,810,000)	(0.20)
Stoke, Inc.	3,500,000	940,000	(2,560,000)	3,500,000	3,040,000	(460,000)	(2,100,000)	(0.23)

Total	$55,574,743	$61,976,805	$6,402,062	$61,837,416	$65,023,706	$3,186,290	$3,215,772	$0.36

1Per share amounts based on weighted-average shares outstanding of 9,033,267 during the year ended December 31, 2013.

2Shares in common stock of Millennial Media were received in exchange for shares of preferred stock of Jumptap, Inc. pursuant to a merger which was completed November 6, 2013.

The net increase in unrealized appreciation on investments of $3,215,772 for the year ended December 31, 2013, or $0.36 per common share outstanding during the period, was comprised of:  (i) a net decrease in unrealized appreciation of $3,168,466 on Corsair, Solazyme and LifeLock, which we disposed of during the period, partially offset by (ii) a net increase in unrealized appreciation of $6,384,238 on our portfolio company investments held at December 31, 2013.

The net change in unrealized appreciation on our publicly traded portfolio company investments in LifeLock, Solazyme, Tremor Video and Millennial Media during the year ended December 31, 2013 reflects the change in market prices for these portfolio companies.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the year ended December 31, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation, the following:

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

●	A change in the weightings among the precedent transaction and various exit scenarios such as IPO, sale/merger, or liquidation in deriving the value of our equity securities in a portfolio company.

●
A change in the discount for lack of marketability applied to the marketable value of our equity securities under the IPO and sale/merger exits due to a significant change in the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information.  The net increase in our net assets resulting from operations for the year ended December 31, 2013 was $2,303,115, which included $4,400,178 in net realized gains and $3,215,772 in net unrealized appreciation on investments recorded during such period, compared to a net decrease in our net assets resulting from operations for the year ended December 31, 2012 of $1,925,393, which included $282,203 in net realized gains and $1,845,390 in net unrealized appreciation on investments recorded during such period.

Basic and diluted net increase in net assets resulting from operations per common share was $0.25 for the year ended December 31, 2013, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.21 per common share for the year ended December 31, 2012.

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

Operating Expenses.  Operating expenses for the years ended December 31, 2012 and 2011 were $4,056,856 and $3,764,370, respectively, an increase of $292,486 compared to the prior year.  A summary of the items comprising the increase in our operating expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 is set forth in the table below.

	Year Ended
	December 31,	December 31,	Increase /
	2012	2011	(Decrease)
Operating Expenses
Base management fees	$1,533,808	$1,153,058	$380,750
Incentive fees	425,519	152,757	272,762
Administrative expenses allocated from investment adviser	633,997	450,019	183,978
Legal and professional fees	466,465	428,387	38,078
Directors fees	160,000	129,750	30,250
Stock transfer agent fees	65,108	212,262	(147,154)
Custody fees	1,000	1,000	-
Public and investor relations expenses	152,437	91,183	61,254
Marketing and advertising expenses	23,117	116,300	(93,183)
Printing and production expenses	92,713	136,606	(43,893)
Postage and fulfillment expenses	81,401	195,217	(113,816)
Stock issuance expenses	-	114,388	(114,388)
Travel expenses	81,904	346,000	(264,096)
General and administrative expenses	339,387	237,443	101,944

Total Operating Expenses	$4,056,856	$3,764,370	$292,486

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

The increase of $272,762 in incentive fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of $1,845,390 in net unrealized appreciation and $282,203 of net realized capital gains on our portfolio company investments during the year ended December 31, 2012, compared to $763,784 of net unrealized appreciation on our portfolio company investments during the year ended December 31, 2011.  No incentive fees were due and payable to our investment adviser for the year ended December 31, 2012 since the $4,826,513 of aggregate unrealized depreciation on our investments that have a fair value below our investment cost exceeded the $282,203 of cumulative net realized gain.

The increase of $183,978 in administrative expenses allocated from our investment adviser for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of the allocation to us of additional salary and benefit expenses and rent and occupancy expenses associated with our management and administration.

The increase of $38,078 in legal and professional fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of increases in audit and tax fees and third party valuation fees associated with the increase in our portfolio company investments since December 31, 2011, and Sarbanes Oxley advisory services.  The increase in legal and professional fees for the year ended December 31, 2012 was partially offset by decreases in legal fees, recruiting fees due to a one-time fee of $40,000 paid to a recruiting firm in connection with the hiring of our former Chief Financial Officer in November 2011, and software consulting fees.

The increase of $30,250 in directors’ fees for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of (i) an increase in the number of independent directors from three to four, and (ii) increases in annual fees paid to independent directors.

The decrease of $147,154 in stock transfer agent fees during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of higher transfer agent fees prior to the listing of our common stock on Nasdaq in December 2011.

The increase of $61,254 in public and investor relations fees during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of an increase in services of a public relations firm in 2012 and an increase in proxy administration costs associated with the 2012 annual meeting of stockholders.

The decreases of:  (i) $93,183 in marketing and advertising expenses, (ii) $43,893 in printing and production expenses, and (iii) $113,816 in postage and fulfillment expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 were primarily the result of decreased print and other media advertising expenses, press release issuance costs, printing and production volume, and related mailing of investor and marketing materials during the year ended December 31, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The decrease of $114,388 in stock issuance expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of the conclusion of our continuous public offering on June 30, 2011.

The decrease of $264,096 in travel and entertainment expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of increased travel and travel-related expenses related to investor conferences and meetings during the year ended December 31, 2011 associated with our continuous public offering, which concluded on June 30, 2011.

The increase of $101,944 in general and administrative expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily the result of increases in director and officer liability insurance expenses, database and information services, seminar and conference fees and regulatory fees associated with the listing of our common stock on Nasdaq in December 2011, partially offset by a decrease in website design and maintenance fees.

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

Net Realized Gains on Investments.  For the years ended December 31, 2012 and 2011, realized gains on investments totaled $282,203 and $0, respectively.  During the year ended December 31, 2012, we sold 65,000 shares of Solazyme’s common stock and realized net gains of $403,631.  During the year ended December 31, 2012, we also sold all of our shares of NeoPhotonics common stock and realized a capital loss of $121,428.  During the year ended December 31, 2011, we did not dispose of any of our investments in portfolio companies and, accordingly, we had no realized gains or losses during the year ended December 31, 2011.

Net Increase in Unrealized Appreciation on Investments.  For the year ended December 31, 2012 and 2011, the net increase in unrealized appreciation on investments totaled $1,845,390 and $763,784, respectively.

The following table summarizes the cost and value of our portfolio company investments as of December 31, 2012 and 2011, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $1,845,390 for the year ended December 31, 2012.

	December 31, 2012			December 31, 2011				Change In
							Change In	Unrealized
			Unrealized			Unrealized	Unrealized	Appreciation
			Appreciation			Appreciation	Appreciation	(Depreciation)
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)	Per Share1

LifeLock, Inc.	$5,000,000	$6,911,002	$1,911,002	$-	$-	$-	$1,911,002	$0.21
Corsair Components, Inc.	4,000,080	5,600,000	1,599,920	4,000,080	5,610,000	1,609,920	(10,000)	*
Xtime, Inc.	3,000,000	4,442,878	1,442,878	3,000,000	3,009,156	9,156	1,433,722	0.15
Harvest Power, Inc.	2,499,999	3,540,000	1,040,001	2,499,999	2,499,999	-	1,040,001	0.11
SilkRoad, Inc.	5,000,000	5,720,000	720,000	-	-	-	720,000	0.08
Metabolon, Inc.	4,000,000	4,530,000	530,000	4,000,000	4,000,000	-	530,000	0.06
Glam Media, Inc.	4,999,999	5,170,000	170,001	-	-	-	170,001	0.02
Zoosk, Inc.	2,999,999	3,080,000	80,001	-	-	-	80,001	0.01
Jumptap, Inc.	4,999,995	4,999,995	-	-	-	-	-	-
NeoPhotonics Corporation	-	-	-	1,000,000	732,800	(267,200)	267,200	0.03
Tremor Video, Inc.	4,000,001	3,850,000	(150,001)	4,000,001	4,000,001	-	(150,001)	(0.02)
BrightSource Energy, Inc.	2,897,131	2,657,125	(240,006)	2,500,006	2,500,006	-	(240,006)	(0.03)
MBA Polymers, Inc.	2,000,000	1,730,000	(270,000)	2,000,000	2,000,000	-	(270,000)	(0.03)
TrueCar, Inc.	2,999,996	2,680,000	(319,996)	2,999,996	2,999,996	-	(319,996)	(0.03)
Solazyme, Inc.	1,505,162	1,162,706	(342,456)	1,553,250	1,938,831	385,581	(728,037)	(0.08)
Kabam, Inc.	1,328,860	980,000	(348,860)	1,328,860	1,328,860	-	(348,860)	(0.04)
Agilyx Corporation	4,000,000	3,650,000	(350,000)	4,000,000	4,000,000	-	(350,000)	(0.04)
Stoke, Inc.	3,500,000	3,040,000	(460,000)	-	-	-	(460,000)	(0.05)
Livescribe, Inc.	606,187	-	(606,187)	550,881	154,324	(396,557)	(209,630)	(0.02)
Suniva, Inc.	2,500,007	1,280,000	(1,220,007)	2,500,007	2,500,007	-	(1,220,007)	(0.13)

Total	$61,837,416	$65,023,706	$3,186,290	$35,933,080	$37,273,980	$1,340,900	$1,845,390	$0.20

* Per share amounts less than $0.01.

1Per share amounts based on weighted-average shares outstanding of 9,198,016 during the year ended December 31, 2012.

The net change in unrealized appreciation (depreciation) on our publicly traded portfolio company investments in NeoPhotonics, Solazyme and LifeLock during the year ended December 31, 2012 reflects the change in market prices for these portfolio companies.  The change in unrealized appreciation (depreciation) on our private portfolio company investments during the year ended December 31, 2012 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons including, without limitation, those set forth above.

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

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2013, we had cash and cash equivalents of $13.5 million, or $1.42 per share, compared to cash and cash equivalents of $8.9 million as of December 31, 2012.  The $4.6 million increase in cash and cash equivalents during the year ended December 31, 2013 was primarily the result of:  (i) the net proceeds of $14.9 million from our disposition of three portfolio companies, and (ii) the net proceeds of $3.9 million raised in our rights offering that was completed December 17, 2013, offset by (iii) our operating expenses of $3.5 million (net of the increase in our accrued incentives fees and the expenses related to our withdrawn registration statement during the period), (iv) the payment of the June and September 2013 dividends in the amount of $4.3 million, iv) the $2.2 million used to repurchase shares of our own stock under our stock repurchase program, and (v) our investments in new and existing portfolio companies totaling $4.2 million.

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

We are actively seeking and reviewing attractive new investment opportunities at this time.  However, as of December 31, 2013, we had limited capital available for additional portfolio company investments unless we are able to raise additional capital or we have realizations on our existing investments.  While we expect to generate cash in 2014 from the disposition of our portfolio company positions, there are a number of factors that could affect the timing of these cash inflows, including:  (i) uncertainty regarding the equity markets in general, and the IPO market specifically, which could cause delays in the completion of IPOs by our private portfolio companies, (ii) our inability to sell our positions in our publicly traded portfolio companies until expiration of the 180-day post-IPO lockup restrictions, and (iii) our decision to delay the disposition of our public company positions in an effort to maximize our net proceeds.

We remain committed to distribute 100% of our net realized gains to our stockholders in accordance with the quarterly distribution policy adopted by our Board of Directions on February 20, 2014.  However, in an effort to preserve cash for additional portfolio company investments, we intend to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  We expect to continue to pay a portion of our distributions in shares of our common stock until such time as we have eliminated our stock price discount to net asset value and can successfully access the equity capital markets, or on an ongoing basis.

It is our policy to retain approximately $10 million in cash and cash equivalents to fund our future operating expenses, although the amount we actually retain may vary depending on our operating expenses and the timing of our expected purchases and sales of portfolio company investments.  We currently expect to have a portfolio of approximately 20 companies, taking into account our current portfolio composition and our current capital base.  Based on our current capital base, the targeted size of our investments in new portfolio companies will be approximately $3 million, but we may invest more or less than this amount depending on the circumstances.  We do not expect our $3 million targeted investment size to increase unless we are able to raise additional capital.  It is also possible our targeted investment size may decrease over time if we are unable to raise additional capital due to a number of factors, including a reduction in our net assets due to our continuing operating expenses.  If our targeted investment size decreases, the number and types of opportunities in which we may be allowed to participate are likely to decline, and we may be unable to invest in opportunities that otherwise meet our investment criteria.

As of December 31, 2013, we had no indebtedness and total accounts payable and accrued expenses of $2,577,084, including amounts owed to our investment adviser.  As of December 31, 2013, amounts owed to our investment adviser consisted of $126,515 of base management fees, $51,755 of administrative expenses, and $2,216,888 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments.  As of December 31, 2012, we had no indebtedness and total accounts payable and accrued expenses of $972,137, including amounts owed to our investment adviser.  As of December 31, 2012, amounts owed to our investment adviser consisted of $128,746 of base management fees, $51,396 of administrative expenses, and $693,699 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments.  No incentive fees were due and payable to our investment adviser for the years ended December 31, 2013 and 2012 since the aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the amount of our cumulative net realized gain.

Because the portfolio company securities that we have acquired are typically illiquid until an IPO or sale/merger of the company, we generally cannot predict the regularity and time periods between the sales of our portfolio company investments and the realizations of capital gains, if any, from such sales.  Sales of our portfolio company investments are discretionary and based on the business judgment of our investment adviser.  If we are successful in selling a portfolio company investment, we intend to reinvest the principal amount of our investment and the portion of the net realized gains that we distribute to our stockholders in the form of our shares of common stock, after reduction for any incentive fees due to our investment adviser, in additional portfolio company opportunities.

Capital Raising

On November 5, 2013, we announced a rights offering to our stockholders of record as of November 20, 2013, which expired on December 16, 2013.  Under the rights offering, we issued to our record stockholders non-transferable rights to subscribe for up to 2,945,113 shares of our common stock.  Record date stockholders received one right for every three shares of common stock owned on the record date.  The rights, which entitled holders to purchase one new share of common stock for every one right held, were not listed for trading on Nasdaq or any other stock exchange.  The subscription price per share was the greater of:  (i) 92.5% of the volume-weighted average of the sales prices of our shares of common stock on Nasdaq for the five consecutive trading days ending on the expiration date, and (ii) $6.00 per share.

Based on the five-day volume-weighted average of the sales prices of our shares of common stock of $5.96 per share, the final subscription price per share in the rights offering was $6.00.  On December 17, 2013, we completed the rights offering and issued 713,562 shares of our common stock to participating stockholders, resulting in gross proceeds of $4,281,372.  In connection with the rights offering, we incurred $359,364 of offering costs, resulting in net proceeds of $3,922,008.  The net proceeds will be used to make new portfolio company investments in accordance with our investment objective and for general working capital purposes.  As of December 31, 2013, we had 9,548,902 shares of our common stock issued and outstanding.

As a business development company, we need the ability to raise additional capital for investment purposes on an ongoing basis.  Accordingly, we expect to access the capital markets from time to time in the future to raise cash to fund additional investments.  We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective.  However, we do not intend to raise additional equity capital in 2014 unless and until our stock price is at or above our net asset value per share. Capital for additional portfolio company investments will be provided from our available cash and the proceeds from our sale of existing portfolio company investments.

We may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  While a debt offering could raise additional capital for investment, our investment adviser would need to carefully weigh the interest expense of the debt relative to the expected return on the invested capital.  There is no assurance that any return from new investments funded by debt would cover the interest expense associated with the debt, which would adversely impact stockholders.  Further, any interest expense associated with a debt offering would increase our operating expenses, which continue to be high compared to our peers because of our comparatively lower capital base.  We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that is was in our best interest and the best interests of our stockholders.  The costs associated with any borrowing or preferred stock issuance will be indirectly borne by our common stockholders.

Except for a rights offering, we are not generally able to issue and sell our common stock at a price below net asset value per share.  We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if (i) our Board of Directors determines that such sale is in the best interests of the Company and (ii) our stockholders have approved such sale.  If our Board of Directors determines that a sale of common stock at a price below the current net asset value is in the best interests of the Company and our stockholders, our Board may consider a rights offering or it may seek approval from our stockholders for the authority to sell shares of our common stock below net asset value.  We do not intend to raise additional equity capital in 2014 unless and until our stock price is at or above our net asset value per share.  We do not intend to seek stockholder approval to sell shares of our common stock at a price below net asset value at our 2014 annual meeting of stockholders.

Operating Expenses and Scale

We are currently projecting operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2014 of about $2.0 million based on our current capital base, which is consistent with approximately $2.1 million for both 2013 and 2012.  We expect to continue our focus on an investor relations program and corporate branding campaign designed to increase interest in the Company and an active trading market for our shares in an effort to eliminate the current discount between our stock price and our net asset value.  We also expect to continue to carefully examine our operating expenses for potential reductions in light of our current capital base.  However, we believe there are limited opportunities for further operating cost reductions.  Accordingly, our operating expenses at our current capital level will continue to impact our returns to stockholders.  To the extent we are able to raise additional capital, our operating expenses should be a lesser percentage burden on the return to our stockholders.

We are currently operating at sub-scale based on our existing capital base.  We also believe our investment adviser, with eight employees currently responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments, has the appropriate resources and infrastructure in place to cost effectively scale our operations.  While the base management fee payable to our investment adviser will increase if we increase our total assets, we must also bear certain fixed expenses, such as certain administrative, governance, regulatory and compliance costs that do not generally vary based on our size.  Further, as a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, that do not generally vary based on our total assets.  On a per share basis, these fixed expenses will be reduced when supported by a larger capital base.

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

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets.  The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.  As of December 31, 2013 and December 31, 2012, Base Fees payable to our investment adviser were $126,515 and $128,746, respectively.

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

Mathematically, the formula for computing the annual incentive fee payable to our adviser can be written as:

Since inception, we have not paid any incentive fees to our investment adviser.  As of December 31, 2013, no incentive fees were due and payable to our investment adviser since the $8,903,332 of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $4,682,381 of cumulative net realized gain.  No incentive fees were due and payable to our investment adviser for the year ended December 31, 2012 since the $4,826,513 of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $282,203 of cumulative net realized gain.  No incentive fees were due and payable to our investment adviser in 2011 since we did not have any cumulative net realized gain.

As of December 31, 2013 and 2012, the Company had recorded accrued incentive fees payable to the investment adviser in the amounts of $2,216,888 and $693,699, respectively.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period.  In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and Keating Investments, respectively.  Beginning February 20, 2013, the Chief Financial Officer and Chief Compliance Officer positions have been held by a single individual.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.  As of December 31, 2013 and December 31, 2012, allocated administrative expenses payable to the investment adviser were $51,755 and $51,396, respectively.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.

On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for 1,247,893 shares of common stock in Millennial Media pursuant to a merger transaction.  As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims.  Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund.  Any claim for stockholder indemnification must generally be made by Millennial Media within the one-year period following the closing.  In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund.  We have not been notified of any stockholder indemnity claims and, accordingly, we have assumed that all of our escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing our interests in Millennial Media’s common stock as of December 31, 2013.

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

As of December 31, 2013, we and our officers and directors are not a party to any material legal proceedings.  However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

On February 5, 2014, the lockup restrictions expired on 415,964 shares of Millennial Media common stock held us.  Through February 24, 2014, we had sold 415,964 shares of Millennial Media common stock at an average price of $7.13 per share, for net realized gains of $1.3 million.   Following these sales, we owned 831,929 shares of Millennial Media common stock which were subject to certain lockup restrictions or held in escrow for potential indemnity claims.  See Schedule of Investments as of December 31, 2013 included in our financial statements.

On February 20, 2014, our Board of Directors set the 2014 fixed quarterly distribution amount at $0.10 per share.  Our Board of Directors intends to pay this quarterly distribution amount in each quarter of 2014 unless such amount is modified by the Board of Directors.  At the present time, the Board of Directors has no intention of modifying this quarterly distribution amount.  Consistent with applicable tax rules, our Board of Directors has determined that it intends to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  Consistent with our quarterly distribution policy, on February 20, 2014, our Board of Directors declared a regular distribution for the first quarter of 2014 in the amount of $0.10 per share to stockholders of record on March 6, 2014.  The first quarter 2014 distribution will be paid on April 14, 2014 in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations.  Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date.  However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices.  Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors.  As of December 31, 2013 and 2012, 77.4% and 85.9%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

As of December 31, 2013, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investment in Tremor Video, a publicly traded portfolio company, which became a Level 1 asset in the fourth quarter of 2013 upon the expiration of lockup restriction on our Tremor Video shares.  Our shares in Tremor Video are valued based on the December 31, 2013 closing price.  Our investment in Millennial Media, a publicly traded company, continues to be a Level 3 asset since all of our Millennial Media shares as of December 31, 2013 remained subject to certain lockup restrictions or an indemnity escrow.  At December 31, 2013, we valued our shares of common stock in Millennial Media based on the December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 11%.

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

We may elect to engage third-party valuation firms to provide assistance to our Valuation Committee and Board of Directors in valuing certain of our investments.  The Valuation Committee and our Board of Directors will evaluate the impact of such additional information, and factor it into their consideration of fair value.  We have previously engaged third-party valuation firms to conduct periodic valuation reviews of certain of our portfolio investments that are not publicly traded.  The selection of private portfolio companies for periodic valuation reviews is made in accordance with our valuation policy.  For the December 31, 2013 valuation of our portfolio investments that are not publicly traded, no third-party valuation firm reviews were conducted.

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

●
Third, after deriving a marketable equity value of the portfolio company, we then value the equity securities we hold in the portfolio company based on the precedent transaction value, if applicable, and certain exit scenarios such as an IPO, sale/merger or liquidation.  In assessing whether the precedent transaction continues to represent the best indicator, or an indicator, of fair value at valuation dates subsequent to the date of the precedent transaction, we typically will consider the recency of the precedent transaction, along with any significant changes in the portfolio company’s business performance and financial condition and other significant events or conditions occurring subsequent to the date of the precedent transaction.  The value of our equity interests under the IPO and sale/merger scenarios is derived using the concluded marketable equity value of the portfolio company.  We will also use a cost, or liquidation, approach to value our equity securities in a portfolio company where recent performance or the uncertainty of obtaining additional financing may indicate the portfolio company’s inability to continue as a going concern.  In determining the value of our equity securities in a portfolio company, we consider the rights, preferences and limitations of such securities we hold, including whether the securities have any structural protections as discussed above.

●
Fourth, to the extent the value of our equity securities in a portfolio company is derived based on an IPO or sale/merger event, we will generally apply a discount for lack of marketability (“DLOM”) to the marketable value of our equity securities based on the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger.  After applying a DLOM, the resultant IPO and sale/merger values are valued on a non-marketable basis.

●
Lastly, we consider the appropriate weightings, if any, that should be applied to each of these derived non-marketable values (IPO, sale/merger, liquidation, or precedent transaction value) to derive the fair value of our private equity securities on a non-marketable basis.

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

Our process includes, among other things, an assessment of the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.  If there is a significant deterioration of the creditworthiness of a debtor, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

When acquiring a debt instrument, we may receive warrants or other equity-related securities from the borrower in connection with the debt instrument.  We determine the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received.  Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

Valuation Analysis of Portfolio Companies Completing IPO or Sale

The determination of the fair value of our private portfolio companies involves subjective judgments and estimates and is subject to inherent uncertainty.  Following an IPO, we value our public portfolio companies based on the market price of these companies, subject to a 10% discount for lack of marketability to positions where we are still subject to a customary 180-day lockup provision.  We have presented in the chart below a valuation trend line analysis for the four portfolio companies that have completed an IPO and Millennial Media whose common stock we received in connection with its merger with Jumptap.  The valuation trend line analysis includes only those portfolio companies that have either completed an IPO or have merged into a public company.  Accordingly, our investment in Corsair which was sold in a private transaction is not included in the chart below.

The valuation trend analysis shows how our reported fair value for each of these companies (as determined by our Board while they were private) compares to the eventual IPO or merger value.  The comparison is measured from our initial investment through the date the company becomes public through the IPO or merger.  This analysis does not reflect the increase or decrease in the value of our equity interests in these portfolio companies following the IPO or merger since the fair value of these positions post-IPO or merger are derived principally or solely from changes in the portfolio company’s market price.

We also sold our interests in a private portfolio company, Corsair, as part of a control acquisition of Corsair by a private equity firm.  We held our interests in Corsair for seven quarters prior to the sale.  During this time period, our reported fair value of Corsair on a non-marketable basis, as determined by our Board, exceeded the eventual sale price (also considered a non-marketable value) by 1% to 20%.  In the quarter immediately prior to the sale, we valued our interests in Corsair at 7% above the actual sale price.  There were two principal reasons that our fair value determinations exceeded the actual sale price.  First, we had certain IPO structural protections that were reflected in our fair value determinations, but Corsair was unable to complete an IPO despite filing a registration statement and conducting a roadshow.  Second, in connection with the sale to the private equity firm, we incurred certain selling expenses.

See “Note 3. Portfolio Investments and Fair Value” in the accompanying notes to our financial statements for additional information regarding quantitative information about our Level 3 fair value measurements as of December 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our business activities contain elements of risk.  We consider the primary type of market risk attributable to us to be valuation risk.

Valuation Risk.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available, and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See Notes 2 and 3, Valuation of Investments, included in “Item 8. Financial Statements and Supplementary Data”)

Because there is initially no public market for the equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures.  In the absence of a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the value that would be placed on the portfolio if a ready market for the equity securities existed.  Changes in valuation of these equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk.  We are subject to financial market risks, including changes in interest rates.  Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents.  As of December 31, 2013, we had cash and cash equivalents of $13.5 million.  We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  As of December 31, 2013, we had money market fund investments of $13.4 million, pending subsequent investment in portfolio companies in accordance with our investment objective or payment of our operating expenses, for which we have market risk exposure relating to fluctuations in interest rates.  During December 2013, our money market funds earned an effective annualized dividend of approximately 0.02%.  Assuming no other changes to our holdings of money market funds as of December 31, 2013, a one percentage point change in the underlying dividend rate payable on our money market funds as of December 31, 2013 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates.  As of December 31, 2013, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.  However, in the future, we may have other loans in our portfolio that have floating rates.

Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies.  As of December 31, 2013, we had no debt for borrowed money.  However, we may borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.

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

Item 8.    Financial Statements

Keating Capital, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Keating Capital, Inc.

We have audited the accompanying statements of assets and liabilities of Keating Capital, Inc. (the “Company”, a Maryland corporation) including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013, and the related financial highlights for each of the five years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of December 31, 2013 and 2012, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Keating Capital, Inc. as of December 31, 2013 and 2012, and the results of its operations, its cash flows, and the changes in its net assets for each of the three years in the period ended December 31, 2013, and the related financial highlights for each of the five years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 24, 2014

Keating Capital, Inc.
Statements of Assets and Liabilities

	December 31,	December 31,
	2013	2012

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $42,574,747 and $47,332,174, respectively)	$44,282,569	$46,819,998
Publicly-traded portfolio companies
(Cost: $8,999,996 and $6,505,162, respectively)	11,554,236	8,073,708
Affiliate investments:
Private portfolio companies
(Cost: $4,000,000 and $8,000,080, respectively)	6,140,000	10,130,000
Total, investments in portfolio company securities at fair value	61,976,805	65,023,706
(Cost: $55,574,743 and $61,837,416, respectively)

Cash and cash equivalents	13,537,328	8,934,036
Prepaid expenses and other assets	102,421	104,429
Deferred offering costs	-	322,906

Total assets	$75,616,554	$74,385,077

Liabilities
Base management fees payable to investment adviser	$126,515	$128,746
Accrued incentive fees payable to investment adviser	2,216,888	693,699
Administrative expenses payable to investment adviser	51,755	51,396
Accounts payable	47,709	90,139
Dividends payable	104,072	-
Accrued expenses and other liabilities	30,145	8,157

Total liabilities	2,577,084	972,137

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,997,343 and 9,283,781 shares issued, respectively	$9,997	$9,284
Additional paid-in capital	71,806,893	71,675,244
Treasury stock, at cost, 448,441 and 108,996 shares held, respectively	(2,962,594)	(764,179)
Accumulated net investment loss	(2,216,888)	(693,699)
Accumulated undistributed net realized gain on investments	-	-
Net unrealized appreciation on investments	6,402,062	3,186,290

Total net assets	$73,039,470	$73,412,940

Total liabilities and net assets	$75,616,554	$74,385,077

Net asset value per share (on 9,548,902 and 9,174,785 shares outstanding, respectively)	$7.65	$8.00

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations

	Years Ended December 31,
	2013	2012	2011

Investment income
Interest from portfolio company investments
Non-control/non-affiliate investments	$37,376	$-	$-
Interest and dividends from cash and cash equivalents	2,577	3,870	54,348

Total investment income	39,953	3,870	54,348

Operating expenses
Base management fees	1,462,495	1,533,808	1,153,058
Incentive fees	1,523,189	425,519	152,757
Administrative expenses allocated from investment adviser	651,811	633,997	450,019
Legal and professional fees	613,136	466,465	428,387
Directors fees	130,000	160,000	129,750
Stock transfer agent fees	58,145	65,108	212,262
Custody fees	6,000	1,000	1,000
Public and investor relations expenses	54,544	152,437	91,183
Marketing and advertising expenses	243,704	23,117	116,300
Printing and production expenses	79,068	92,713	136,606
Postage and fulfillment expenses	43,458	81,401	195,217
Stock issuance expenses	-	-	114,388
Travel expenses	112,530	81,904	346,000
General and administrative expenses	374,708	339,387	237,443

Total operating expenses	5,352,788	4,056,856	3,764,370

Net investment loss	(5,312,835)	(4,052,986)	(3,710,022)

Net realized gain on investments
Non-control/non-affiliate investments	3,724,861	282,203	-
Affiliate investments	675,317	-	-

Total net realized gain on investments	4,400,178	282,203	-

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	3,205,692	1,325,390	(846,136)
Affiliate investments	10,080	520,000	1,609,920

Total net change in unrealized appreciation (depreciation) on investments	3,215,772	1,845,390	763,784

Net increase (decrease) in net assets resulting from operations	$2,303,115	$(1,925,393)	$(2,946,238)

Net investment loss per common share outstanding (basic and diluted)	$(0.59)	$(0.44)	$(0.54)

Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$0.25	$(0.21)	$(0.43)

Weighted average common shares outstanding (basic and diluted)	9,033,267	9,198,016	6,921,481

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets

					Accumulated	Accumulated		Distributions
					Net	Undistributed	Unrealized	In Excess
			Additional	Treasury	Investment	Net Realized	Appreciation	of Net
	Common Stock		Paid-in	Stock	Income	Gain on	on	Investment	Net
For the Years Ended December 31, 2013, 2012 and 2011:	Shares (1)	Par Value	Capital	At Cost	(Loss)	Investments	Investments	Income	Assets

Balance at December 31, 2010 (2)	2,860,299	$2,860	$21,991,847	$-	$(115,423)	$-	$577,116	$-	$22,456,400

Net (decrease) increase in net assets from operations	-	-	-	-	(3,710,022)	-	763,784	$-	(2,946,238)
Issuance of common stock, net of offering costs of $6,180,594 (3)	6,423,482	6,423	57,803,330	-	-	-	-	-	57,809,753
Amortization of deferred offering costs	-	-	(488,363)	-	-	-	-	-	(488,363)
Distributions in excess of net investment income and net realized gains	-	-	-	-	-	-	-	(446,837)	(446,837)
Classification of distributions as a return of capital	-	-	(446,837)	-	-	-	-	446,837	-
Reclassification of permanent book to tax differences	-	-	(3,557,265)	-	3,557,265	-	-	-	-

Balance at December 31, 2011 (2)	9,283,781	$9,284	$75,302,711	$-	$(268,180)	$-	$1,340,900	$-	$76,384,715

Net (decrease) increase in net assets from operations	-	-	-	-	(4,052,986)	282,203	1,845,390	$-	(1,925,393)
Distributions paid to stockholders from net realized gains	-	-	-	-	-	(282,203)	-		(282,203)
Repurchase of common stock (108,996 shares)	-	-	-	(764,179)	-	-	-	-	(764,179)
Reclassification of permanent book to tax differences	-	-	(3,627,467)	-	3,627,467	-	-		-

Balance at December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$-	$3,186,290	$-	$73,412,940

Net (decrease) increase in net assets from operations	-	-	-	-	(5,312,835)	4,400,178	3,215,772	$-	2,303,115
Distributions to stockholders from net realized gains (4)	-	-	-	-	-	(4,400,178)	-		(4,400,178)
Issuance of common stock in rights offering, net of offering costs of $359,364	713,562	713	3,921,295	-	-	-	-		3,922,008
Repurchase of common stock (339,445 shares)	-	-	-	(2,198,415)	-	-	-	-	(2,198,415)
Reclassification of permanent book to tax differences	-	-	(3,789,646)	-	3,789,646	-	-		-

Balance at December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$-	$6,402,062	$-	$73,039,470

(1)	Represents common shares issued.
(2)	Net assets at December 31, 2013, 2012, 2011 and 2010 include no accumulated undistributed net investment income.
(3)	All shares were sold at a price of either $9.30 or $10.00, depending on whether or not sales commissions were waived by the dealer manager.
(4)
Distribution payable to stockholders of record on December 30, 2013 (with ex-dividend date of December 26, 2013) of $104,072 was paid on January 13, 2014.  For income and excise tax purposes, the distribution is treated as paid in 2013 and taxable to stockholders in 2013.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,303,115	$(1,925,393)	$(2,946,238)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(37,376)	-	-
Net realized gain on investments	(4,400,178)	(282,203)	-
Net change in unrealized appreciation on investments	(3,215,772)	(1,845,390)	(763,784)
Deferred offering costs charged-off	287,358	-	-
Investments in portfolio companies	(4,205,193)	(27,479,924)	(32,332,589)
Net proceeds from sales of portfolio company investments	14,905,420	1,857,791	-
Purchases of short-term investments	-	-	(89,000,000)
Proceeds from maturities of short-term investments	-	-	102,500,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	11,797	(41,683)	29,379
Increase (decrease) in base management fees payable to investment adviser	(2,231)	(2,223)	40,338
Increase in accrued incentive fees payable to investment adviser	1,523,189	425,519	152,757
Increase in administrative expenses payable to investment adviser	359	4,111	5,937
Decrease in reimbursable expenses payable to investment adviser	-	-	(3,068)
Increase (decrease) in accounts payable	(16,671)	19,537	(9,673)
Increase (decrease) in accrued expenses and other liabilities	21,988	(33,330)	(28,081)

Net cash provided by (used in) operating activities	7,175,805	(29,303,188)	(22,355,022)

Cash flows from financing activities
Gross proceeds from issuance of common stock	4,281,372	-	63,990,347
Offering costs from issuance of common stock	(359,364)	-	(6,180,594)
Additions to deferred stock offering costs	-	(322,906)	(154,681)
Repurchase of common stock	(2,198,415)	(764,179)	-
Stockholder distributions from net realized gains	(4,296,106)	(282,203)	-
Stockholder distributions as a return of capital	-	-	(446,837)

Net cash provided by (used in) financing activities	(2,572,513)	(1,369,288)	57,208,235

Net increase (decrease) in cash and cash equivalents	4,603,292	(30,672,476)	34,853,213

Cash and cash equivalents, beginning of period	8,934,036	39,606,512	4,753,299

Cash and cash equivalents, end of period	$13,537,328	$8,934,036	$39,606,512

Supplemental disclosure of non-cash financing activities
Decrease in deferred offering costs	$35,548	$-	$488,363
Increase in dividends payable	$104,072	$-	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2013

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

Non-Control/Non-Affiliate Investments (4)

Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$-	0.00%
	Consumer Electronics

MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,530,000	2.09%
	Plastics Recycling

BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	710,000	0.97%
	Solar Thermal Energy	Series 1A Preferred Stock	2,294,835	682,761	380,000	0.52%
		Series 1 Convertible Preferred Stock	48,582	458,168	390,000	0.53%
		Subordinated Convertible Bridge Notes (2) (7)	$213,902	213,902	213,902	0.29%
		Original principal $205,193; PIK interest 11.5%; mature 7/10/2014

Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	2,770,000	3.79%
	Waste Management

Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,330,000	1.82%
	Solar Photovoltaic Cells

Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	4,460,000	6.11%
	Software as a Service	Common Stock Warrants	n/a	610,860	1,350,000	1.85%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	-	20,000	0.03%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	San Francisco, CA	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,620,000	2.22%
	Online Multiplayer Games

TrueCar, Inc.	Santa Monica, CA	Common Stock	566,037	2,999,996	3,720,000	5.09%
	Consumer Website

Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	1,840,000	2.52%
	Renewable Oils

Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	5,650,000	7.74%
	Online Dating

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2013

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

SilkRoad, Inc.	Chicago, IL	Series C Convertible Preferred Stock	17,711,654	5,000,000	7,350,000	10.06%
	Software as a Service	Preferred Stock Warrants	n/a	-	230,000	0.31%
		Exercise price $0.2823 per share (subject to
		adjustment); expire 6/30/2018
		Subject to restrictions on exercisability
		Subordinated Convertible Bridge Note (2) (7)	$1,028,667	1,028,667	1,028,667	1.41%
		Original principal $1,000,000; PIK interest 8%;
		matures 6/30/2014 (subject to certain conditions
		and events)

Glam Media, Inc.	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	7.87%
	Social Media

Stoke, Inc.	Santa Clara, CA	Common Stock	1,000,000	3,500,000	940,000	1.29%
	Communications Equipment

Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	3,000,000	4.11%
	E-commerce network

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$42,574,747	$44,282,569	60.62%

Publicly Traded Portfolio Companies:
Tremor Video, Inc. (4)	New York, NY	Common Stock	599,999	4,000,001	3,479,994	4.76%
	Online Video Advertising

Millennial Media, Inc. (5)	Baltimore, MD	Common Stock	1,247,893	4,999,995	8,074,242	11.06%
	Mobile Advertising

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$8,999,996	$11,554,236	15.82%

Affiliate Investments (6)

Private Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	6,140,000	8.41%
	Molecular Diagnostics and Services

Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$6,140,000	8.41%

Total - Investments in Portfolio Company Securities (8)				$55,574,743	$61,976,805	84.85%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2013

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$61,976,805	84.85%
Cash and cash equivalents - includes investments in money market funds consisting of 13,371,266 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX)	13,537,328	18.54%
with a value of $1 per share, or $13,371,266, which are income producing (2)
Prepaid expenses and other assets	102,421	0.14%

Less: Total Liabilities	(2,577,084)	(3.53%)

Net Assets	$73,039,470	100.00%

(1)
The Company invests in later stage, typically venture capital-backed, technology companies.  The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business.  The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	Investment is income producing.

(3)
Except for common stock in one publicly traded portfolio company, Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2013.

(4)
On June 26, 2013, Tremor Video priced its initial public offering 7,500,000 shares of common stock at a price to the public of $10.00 per share.  Tremor Video's common stock trades on the New York Stock Exchange under the ticker symbol "TRMR."  The Company's shares in Tremor Video were subject to a lockup agreement which expired on December 24, 2013.  At December 31, 2013, the Company valued its shares of common stock in Tremor Video based on the December 31, 2013 closing price.

(5)
On November 6, 2013, portfolio company Jumptap, Inc. completed its merger with Millennial Media, Inc. (NYSE:  MM).  At the closing of the merger, in exchange for its Jumptap Series G preferred stock and after certain share adjustments, the Company received 1,247,893 shares of Millennial Media’s common stock, which shares are restricted securities.  Millennial Media is required to register these shares for resale in accordance with a registration rights agreement.  Pursuant to a contractual lockup agreement, the Company may not sell any shares of Millennial Media common stock for the initial 90-day period following the closing.  Beginning on or about February 4, 2014, the Company may sell up to 415,964 shares.  Beginning on or about May 5, 2014, the Company may sell an additional 696,735 shares.  At the closing of the merger, the Company was required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations.  At December 31, 2013, the Company valued its shares of common stock in Millennial Media based on the December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 11%.

(6)
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

(7)
Investment is payment-in-kind note.  Principal and cost includes accumulated payment-in-kind ("PIK") interest.  PIK interest rate is fixed for the term of the notes.  The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of December 31, 2013, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(8)
As of December 31, 2013, approximately 97.8% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

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

Keating Capital, Inc.
Schedule of Investments
December 31, 2012

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$65,023,706	88.57%
Cash and cash equivalents - includes investments in money market funds consisting of 8,675,149 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX)	8,934,036	12.17%
with a value of $1 per share, or $8,675,149, which are income producing	104,429	0.14%
Prepaid expenses and other assets	322,906	0.44%
Deferred offering costs

Less: Total Liabilities	(972,137)	(1.32%)

Net Assets	$73,412,940	100.00%

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

The Company’s investment objective is to maximize capital appreciation.  The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies that are committed to and capable of becoming public.  The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock.  To a lesser extent, the Company invests in convertible debt securities, such as convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale or next equity financing event.  The Company generally intends to hold convertible debt securities, which are also referred to as equity-linked securities, for the purpose of conversion into equity at a future date.  The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

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

Reclassifications
For the year ended December 31, 2013, the Company separately classified custody fees, marketing and advertising expenses, and public and investor relations expenses as individual line items in its Statement of Operations.  Custody fees and marketing and advertising expenses were previously included as a component of general and administrative expenses, and public and investor relations expenses were previously included as a component of legal and professional fees.  For comparative purposes, these line items have been separately classified in the Statement of Operations for the years ended December 31, 2012 and 2011.

In the Company’s Statement of Cash Flows for the year ended December 31, 2013, the items comprising cash flows from investing activities have been included in the cash flows from operating activities.  For the years ended December 31, 2012 and 2011, the cash flows from investing activities were presented separately from the cash flows from operating activities.  For comparative purposes, the items comprising cash flows from investing activities have been included in the cash flows from operating activities in the Statement of Cash Flows for years ended December 31, 2012 and 2011.

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

At December 31, 2013 and 2012, approximately 77.4% and 85.9%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors.  The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies.  Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-IPO lockup restrictions.  As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates.  Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.  Changes in valuation of these equity securities are recorded in the Company’s Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”

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

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets.  To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors.  The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company.  In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio.  (see Note 3).

In cases where a portfolio company completes a subsequent financing with different rights and/or preferences than the equity securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding, or where a merger or acquisition event involving a portfolio company has been completed or is pending, the Company may also consider using option pricing models and/or a backsolve approach to derive the transaction value or marketable equity value, as the case may be.

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

Keating Capital, Inc.
Notes to Financial Statements

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

At December 31, 2013 and 2012, the Company had one portfolio company investment, Metabolon, Inc. (“Metabolon”), which was an Affiliate Investment, and no Control Investments.  In May 2013, the Company sold its investment in the common stock and common stock warrants of Corsair, which had also been classified as an Affiliate Investment as of December 31, 2012.  No interest or dividend income was derived from these Affiliate Investments as both were non-incoming producing equity investments (see Note 9).

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

Deferred Offering Costs and Offering Costs
Offering costs include legal fees and other costs pertaining to the Company’s offerings of shares.  On March 15, 2012, the Company filed a registration statement on Form N-2 for an underwritten offering of its common stock, which was last amended by the Company on November 9, 2012.  For the year ended December 31, 2012, the Company incurred $322,906 in offering expenses associated with the underwritten offering, including the preparation of the registration statement in connection therewith, which were capitalized and reflected as deferred offering costs in the Company’s statement of assets and liabilities as of December 31, 2012.  During 2012, the Company recognized a reduction in these offering expenses of $25,759 due to a negotiated reduction of accounts payable due to a vendor.  On May 20, 2013, the Company withdrew its registration statement for the contemplated underwritten offering of its common stock based on its determination that an underwritten offering was not feasible at the time.  Since no securities were issued or sold pursuant to the registration statement, the Company charged-off $287,358 of the deferred offering costs related to legal, audit and printing costs, with the remaining $9,789 of deferred offering costs related to regulatory filing fees available for future registration statement filings being reclassified as an addition to prepaid expenses.

On December 17, 2013, the Company completed a rights offering of its common stock to record stockholders.  In connection with the rights offering, the Company incurred $359,364 of offering costs that were offset against the gross proceeds from the rights offering and charged to additional paid-in capital.

Keating Capital, Inc.
Notes to Financial Statements

Concentration of Credit Risk
The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Securities Transactions
Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company (i.e., trade date).  Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively.  Cash due from brokers related to sales of securities that had not settled as of the balance sheet date is classified as receivable for investments sold.  Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.

Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement.  PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term.  PIK interest is added to the principal balance of the loan, and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected.  The Company recorded $37,376 in PIK interest income during the year ended December 31, 2013.  During 2012, the Company did not hold any debt investments of any kind.  See “Income Taxes” below.

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

The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a “preference” over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets.  In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors.  Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a “preference” over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event.  Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends.  When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to the Company’s convertible preferred stock investments, these investments are considered to be non-income producing.  During the years ended December 31, 2013, 2012 and 2011, there were no non-cumulative or cumulative dividends recorded.

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

Keating Capital, Inc.
Notes to Financial Statements

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

As of December 31, 2013 and 2012, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the years ended December 31, 2013, 2012 and 2011.

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

Keating Capital, Inc.
Notes to Financial Statements

Per Share Information
Net changes in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for the period presented.  Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.

Capital Accounts
Certain capital accounts including undistributed net investment income or loss, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.  GAAP requires that certain components of net assets relating to permanent differences are to be reclassified between financial statement reporting and tax reporting.  These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed.

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

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (SU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This Accounting Standards Update (“ASU”) gives additional clarification to the FASB-issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. The Company does not believe ASU 2013-01 will have a material impact on its financial statement disclosures.

3.	Portfolio Investments and Fair Value

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  During the year ended December 31, 2013, the Company invested in the subordinated convertible bridge notes of two existing portfolio companies, BrightSource Energy, Inc. (“BrightSource”) and SilkRoad, Inc. (“SilkRoad”), and in the convertible preferred stock of Deem, Inc. (“Deem”).  During the year ended December 31, 2013, the Company disposed of its interests in Solazyme, Inc. (“Solazyme”), Corsair Components, Inc. (“Corsair”) and LifeLock, Inc. (“LifeLock”).

During the year ended December 31, 2013, Tremor Video, Inc. (“Tremor Video”) priced its initial public offering and, as a result, the Series F preferred stock the Company held automatically converted into Tremor Video’s common stock.

During the year ended, portfolio company Jumptap, Inc. (“Jumptap”) completed a merger with Millennial Media, Inc. (NYSE:  MM).  At the closing of the merger, in exchange for its Jumptap Series G preferred stock and after certain share adjustments, the Company received shares of Millennial Media’s common stock.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of December 31, 2013 and 2012.

Keating Capital, Inc.
Notes to Financial Statements

	December 31, 2013			December 31, 2012
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$35,858,933	$42,210,000	68.11%	$41,858,928	$43,087,120	66.26%
Preferred Stock Warrants	-	230,000	0.37%	-	-	-
Common Stock	8,862,385	5,370,000	8.67%	12,273,466	12,880,000	19.81%
Common Stock Warrants	610,860	1,370,000	2.21%	1,199,860	982,878	1.51%
Subordinated Convertible Bridge Notes	1,242,569	1,242,569	2.00%	-	-	-

Subtotal - Private Portfolio Companies	46,574,747	50,422,569	81.36%	55,332,254	56,949,998	87.58%

Publicly Traded Portfolio Companies:
Common Stock	8,999,996	11,554,236	18.64%	6,505,162	8,073,708	12.42%

Total - Private and Publicly Traded Portfolio Companies	$55,574,743	$61,976,805	100.00%	$61,837,416	$65,023,706	100.00%

Fair Value of Investments
The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of December 31, 2013 and 2012:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of December 31, 2013
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$42,210,000	$42,210,000
Preferred Stock Warrants	-	-	230,000	230,000
Common Stock	-	-	5,370,000	5,370,000
Common Stock Warrants	-	-	1,370,000	1,370,000
Subordinated Convertible Bridge Notes	-	-	1,242,569	1,242,569

Publicly Traded Portfolio Company Securities:
Common Stock	3,479,994	-	8,074,242	11,554,236

Cash Equivalents:
Money Market Funds	13,371,266	-	-	13,371,266

Total	$16,851,260	$-	$58,496,811	$75,348,071

As of December 31, 2012
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$43,087,120	$43,087,120
Common Stock	-	-	12,880,000	12,880,000
Common Stock Warrants	-	-	982,878	982,878

Publicly Traded Portfolio Company Securities
Common Stock	1,162,706	-	6,911,002	8,073,708

Cash Equivalents:
Money Market Funds	8,675,149	-	-	8,675,149

Total	$9,837,855	$-	$63,861,000	$73,698,855

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Keating Capital, Inc.
Notes to Financial Statements

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Level 3 Portfolio Company Investments (Subordinated Convertible Bridge Notes)	Total

Fair Value at December 31, 2012	$43,087,120	$-	$19,791,002	$982,878	$-	$63,861,000

Purchases and other adjustments to cost of
Level 3 portfolio company securities (1)	3,000,000	-	-	-	1,242,569	4,242,569

Sale, exchange or conversion of Level 3 portfolio company securities (2)	(8,849,995)	-	5,103,660	(929,062)	-	(4,675,397)

Gross transfers out of Level 3 to Level 1 (2)	-	-	(10,761,002)	-	-	(10,761,002)

Total realized gains (losses) and change in unrealized
appreciation (depreciation)	4,972,875	230,000	(689,418)	1,316,184	-	5,829,641

Fair Value at December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$58,496,811

Total change in unrealized appreciation (depreciation) on Level 3
portfolio company securities held at December 31, 2013	$4,972,875	$230,000	$1,094,247	$457,122	$-	$6,754,244

(1)	Purchases and other adjustments to cost of Level 3 portfolio company securities include purchases of new investments at cost and payment-in kind interest accreted to principal.

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

Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of December 31, 2013.  In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements.  The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.  To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of December 31, 2013.  Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

Keating Capital, Inc.
Notes to Financial Statements

	December 31, 2013
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)

Level 3 Portfolio Company	$42,210,000	Comparable public companies	Revenue multiple	1.1	to	9.2	4.3
Investments: Preferred Stock			Discount for lack of marketability	10%	to	45%	34%

		Discounted cash flow	Discount rate	23%	to	45%	36%
			Terminal revenue multiple	1.3	to	8.6	4.8
			Terminal EBITDA multiple	11.3	to	11.3	11.3
			Discount for lack of marketability	10%	to	45%	33%

Level 3 Portfolio Company Investments: Preferred Stock Warrants	$230,000	Option pricing model	Comparable public company equity volatility	32%	to	39%	36%

Level 3 Portfolio Company	$13,444,242	Comparable public companies	Revenue multiple	0.4	to	9.1	6.9
Investments: Common Stock			Discount for lack of marketability	11%	to	40%	18%

		Discounted cash flow	Discount rate	30%	to	45%	41%
			Terminal revenue multiple	3.5	to	3.5	3.5
			Terminal EBITDA multiple	11.3	to	23.0	21.1
			Discount for lack of marketability	11%	to	40%	19%

Level 3 Portfolio Company Investments: Common Stock Warrants	$1,370,000	Option pricing model	Comparable public company equity volatility	32%	to	39%	36%

Level 3 Portfolio Company	$1,242,569	Comparable public companies	Revenue multiple	3.0	to	5.5	4.4
Investments: Subordinated			Discount for lack of marketability	10%	to	30%	30%
Convertible Bridge Notes
		Discounted cash flow	Discount rate	30%	to	38%	37%
			Terminal revenue multiple	5.0	to	5.0	5.0
			Terminal EBITDA multiple	11.3	to	11.3	11.3
			Discount for lack of marketability	10%	to	35%	31%

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

(2)	Weighted average based on fair value as of December 31, 2013.

Keating Capital, Inc.
Notes to Financial Statements

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the year ended December 31, 2013 for:  (i) the Company’s portfolio company investments sold during the year ended December 31, 2013, and (ii) the Company’s portfolio company investments held at December 31, 2013.

	Years Ended December 31,
	2013		2012
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Year
Corsair Components, Inc.	$675,317	$(1,599,920)	$-	$-
LifeLock, Inc.	3,675,041	(1,911,002)	-	-
Solazyme, Inc.	49,820	342,456	403,631	(197,912)
NeoPhotonics Corporation	-	-	(121,428)	267,200

Subtotal - Portfolio Company Investments Sold During Year	4,400,178	(3,168,466)	282,203	69,288

Portfolio Company Investments Held at End of Year	-	6,384,238	-	1,776,102

Total - All Portfolio Companies	$4,400,178	$3,215,772	$282,203	$1,845,390

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

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings during the years ended December 31, 2013 and 2012.  The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

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

Since inception, the Company has not paid any incentive fees to its investment adviser.  As of December 31, 2013, no incentive fees were due and payable to the investment adviser since the $8,903,332 of aggregate unrealized depreciation on the Company’s investments that had a fair value below the Company’s investment cost exceeded the $4,682,381 of cumulative net realized gain.  No incentive fees were due and payable to the investment adviser for the year ended December 31, 2012 since the $4,826,513 of aggregate unrealized depreciation on the Company’s investments that had a fair value below the Company’s investment cost exceeded the $282,203 of cumulative net realized gain.  No incentive fees were due and payable to the investment adviser in 2011 since the Company did not have any cumulative net realized gain.

During the year ended December 31, 2013, the Company recorded an increase in incentive fee expense of $1,523,189 resulting from:  (i) an increase in net unrealized appreciation on its portfolio company investments of $3,215,772 during such period, and (ii) an increase in its cumulative net realized gains of $4,400,178 during such period.  During the year ended December 31, 2012, the Company recorded an increase in incentive fee expense of $425,519 resulting from:  (i) an increase in net unrealized appreciation on its portfolio company investments of $1,845,390 during such period, and (ii) an increase in its cumulative net realized gains of $282,203 during such period.  During the year ended December 31, 2011, the Company recorded an increase in incentive fee expense of $152,757, resulting from the increase in net unrealized appreciation on its portfolio company investments of $763,784 during such period.

As of December 31, 2013 and 2012, the Company had recorded accrued incentive fees payable to the investment adviser in the amounts of $2,216,888 and $693,699, respectively.

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

License Agreement
The Company entered into a license agreement with the investment adviser, pursuant to which the investment adviser granted the Company a non-exclusive license to use the name “Keating.”  Under the license agreement, the Company has the right to use the “Keating” name and logo without license fee for so long as Keating Investments or one of its affiliates remains the Company’s investment adviser.  Other than with respect to this limited license, the Company has no legal right to the “Keating” name or logo.  The License Agreement will remain in effect for as long as the Investment Advisory and Administrative Services Agreement with the investment adviser is in effect.

5.	Equity Offerings and Related Costs

On December 17, 2013, the Company completed a rights offering of its common stock to record stockholders.  The Company sold 713,562 shares of common stock in the rights offering at a subscription price of $6.00 per share, resulting in gross proceeds of $4,281,372.  In connection with the rights offering, the Company incurred $359,364 of offering costs, resulting in net proceeds of $3,922,008.

6.	Stock Repurchases

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

During the year ended December 31, 2013, the Company repurchased 339,445 shares of its common stock at an average price of $6.48 per share, respectively, including commissions, with a total cost of $2,198,415.  The Company’s net asset value per share increased by $0.05 per share as a result of the share repurchases during the year ended December 31, 2013.  The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2013 was 18%.

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

Since inception of the stock repurchase program, the Company has repurchased a total of 448,441 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of December 31, 2013.  The Company has accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

On October 24, 2013, the Company’s Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.

Keating Capital, Inc.
Notes to Financial Statements

7.	Dividends and Distributions

Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution.  All distributions are paid at the discretion of the Board of Directors.  Since the Company’s portfolio company investments will typically not generate current income (i.e., dividends or interest income), the Company does not typically expect to generate net ordinary income from which it could make distributions to its stockholders.  The amount of distributions will also depend on the Company’s financial condition, maintenance of its RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as the Company’s Board of Directors may deem relevant from time to time.  The Company may also in the future choose to pay a portion of its dividends using shares of its common stock, in which case stockholders may be required to pay tax in excess of the cash portion of the dividend received.  See Note 13.

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

The cash distribution amounts, ex-dividend, record and payment dates for the Company’s distributions for the years ended December 31, 2013, 2012 and 2011 are set forth in the table below.

Date Declared	Record Date	Payment Date	Amount Per Share	Source of Distribution

2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	$0.24	Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24	Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01	Capital Gains (1)
Total - 2013 Dividends			0.49

2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03	Capital Gains
Total - 2012 Dividends			0.03

2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13	Return of Capital (2)
Total - 2011 Dividends			0.13

Total - Cumulative			$0.65

(1)
Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend will be taxable to stockholders as if paid in 2013.  For income and excise tax purposes, this dividend will be eligible for the dividends paid deduction by the Company in 2013.

(2)
The February 2011 distribution was a special cash distribution based on the unrealized appreciation the Company had recorded on its NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.

The Company maintains a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if the Company declares a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of common stock.  Although the Company has a number of options to satisfy the share requirements of the DRIP, it currently expects that the shares required to be purchased under the DRIP will be acquired through open market purchases of common stock by the DRIP administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP administrator.

Keating Capital, Inc.
Notes to Financial Statements

8.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  At December 31, 2013, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for 1,247,893 shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction.  As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims.  Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company set aside 135,194 shares of Millennial Media as part of this escrow fund.  Any claim for stockholder indemnification must generally be made by Millennial Media within the one-year period following the closing.  In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund.  The Company has not been notified of any stockholder indemnity claims and, accordingly, the Company has assumed that all of its escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing its interests in Millennial Media’s common stock as of December 31, 2013.

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

As of December 31, 2013, the Company was not a party to any material legal proceedings.  However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

9.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net increase (decrease) in net assets resulting from operations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Net increase (decrease) in net assets resulting from operations	$2,303,115	$(1,925,393)	$(2,946,238)

Basic and diluted weighted average shares outstanding	9,033,267	9,198,016	6,921,481

Basic and diluted net increase (decrease) in net assets per share
resulting from operations	$0.25	$(0.21)	$(0.43)

During the years ended December 31, 2013, 2012 and 2011, the Company had no dilutive securities outstanding.

Keating Capital, Inc.
Notes to Financial Statements

10.	Financial Highlights

The following is a schedule of financial highlights for each of the five years in the period ended December 31, 2013.

	Years Ended December 31,
	2013	2012	2011	2010	2009

Per common share data
Net asset value, beginning of period	$8.00	$8.23	$7.85	$6.53	$8.27

Net investment loss (1)	(0.59)	(0.44)	(0.54)	(1.43)	(1.75)
Net realized gain on investments (1)	0.49	0.03	-	-	-
Net increase in unrealized appreciation on investments (1)	0.35	0.20	0.11	0.42	-

Net increase (decrease) in net assets resulting from operations	0.25	(0.21)	(0.43)	(1.01)	(1.75)

Stockholder distributions:
Stockholder distributions paid from net realized gains	(0.49)	(0.03)	-	-	-
Distributions as a return of capital (1)	-	-	(0.06)	-	-

Net decrease in net assets resulting for stockholder distributions	(0.49)	(0.03)	(0.06)	-	-

Capital stock transactions:
Issuance of common stock (2)	(0.15)	-	1.83	4.26	-
Offering costs from issuance of common stock (1)	(0.04)	-	(0.89)	(1.59)	-
Amortization of deferred offering costs (1)	-	-	(0.07)	(0.34)	-
Repurchases of common stock (3)	0.08	0.01	-	-	-

Net increase in net assets from capital stock transactions	(0.11)	0.01	0.87	2.33	-

Net asset value, end of period	$7.65	$8.00	$8.23	$7.85	$6.53

Ratios and supplemental data:
Per share market price, end of period (4)	$6.15	$6.27	8.46	-	-
Total return based on change in net asset value (5)	1.67%	(2.43%)	5.61%	20.21%	(21.04%)
Total return based on stock price (6)	5.23%	(25.52%)	(14.46%)	-	-
Common shares outstanding, end of period	9,548,902	9,174,785	9,283,781	2,860,299	569,900
Weighted average common shares outstanding during period	9,033,267	9,198,016	6,921,481	1,383,537	569,900
Net assets, end of period	$73,039,470	$73,412,940	$76,384,715	$22,456,400	$3,719,496
Annualized ratio of operating expenses to average net assets (7)	7.45%	5.39%	7.62%	15.52%	23.87%
Annualized ratio of net investment loss to average net assets (7)	(7.39%)	(5.39%)	(7.51%)	(15.11%)	(23.62%)
Weighted average debt per common share (8)	$-	$-	$-	$-	$-
Portfolio turnover (9)	20.73%	2.47%	-	-	-

(1)
Based on weighted average shares outstanding during the period.  For purposes of this presentation, the per share amount attributable to net increase in unrealized appreciation on investments for the year ended December 31, 2013 was decreased by $0.01 per share to a total of $0.35 per share to reconcile the net increase in net assets resulting from operations per share to the other per share information presented.

(2)
Issuance of common stock for the year ended December 31, 2013 is based on the change in net asset value attributable to the rights offering on December 17, 2013.  Issuance of common stock for the years ended December 31, 2011 and 2010 is based on the average increase in net asset value attributable to each share issued in the Company's continuous public offering during such periods.

(3)
Represents the increase in net asset value attributable to repurchases of common stock during the period.  The increase in net asset value per share attributable to repurchases of common stock for the year ended December 31, 2013 was $0.05 per share.  However, for purposes of this presentation, the per share amount attributable to purchases of common stock was increased by $0.03 per share to a total of $0.08 per share to reconcile the change in net asset value per share to the other per share information presented.

(4)
The shares of the Company's common stock were listed on the Nasdaq Capital Market beginning December 12, 2011.  Accordingly, there was no market price for the shares as of December 31, 2010 and 2009, and total return based on stock price has not been presented for the years ended December 31, 2010 and 2009.

(5)
Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value.

(6)
For the years ended December 31, 2013 and 2012, total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan. For the year ended December 31, 2011, the total return based on stock price equals the change in the end of the period market price plus distributions over $9.96 per share (the average selling price in the Company's continuous public offering which concluded on June 30, 2011), divided by $9.96 per share (which return has not been annualized and includes the February 2011 distribution).

(7)	Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

(8)	During the years ended December 31, 2013, 2012, 2011, 2010 and 2009, the Company did not have any debt.

(9)
For the years ended December 31, 2013 and 2012, portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. Since there were no sales of portfolio company investments during the years ended December 31, 2011, 2010 and 2009, there was no portfolio turnover.

Keating Capital, Inc.
Notes to Financial Statements

11.	Income Taxes

Because the Company distributed 100% of its net realized capital gains for the years ended December 31, 2013 and 2012, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2013 and 2012.

As of December 31, 2013, 2012 and 2011, the Company’s net investment loss (before incentive fees) of $3,789,646, $3,627,467 and $3,557,265, respectively, representing the Company’s 2013, 2012 and 2011 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was reclassified to additional paid-in-capital.  The portion of the Company’s net investment loss attributable to incentive fee expense has not been reclassified to additional paid-in-capital as of December 31, 2013, 2012 and 2011 since incentive fee expense represents a temporary, rather than permanent, book-to-tax difference.  In addition, as of December 31, 2011, the Company’s distribution during 2011 of $446,837, which was treated as a tax return of capital to stockholders, was a return of capital and thus reclassified to additional paid-in capital.

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of December 31, 2013 and 2012 were as follows:

	December 31,	December 31,
	2013	2012

Aggregate cost of portfolio company securities
for federal income tax purposes (1)	$55,574,743	$61,837,416

Gross unrealized appreciation of portfolio company securities	15,305,394	8,012,803
Gross unrealized depreciation of portfolio company securities	(8,903,332)	(4,826,513)

Net unrealized appreciation of portfolio company securities	$6,402,062	$3,186,290

(1)	Includes cumulative PIK interest accreted to principal.

As of December 31, 2013 and 2012, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

12.	Investments in and Advances to Affiliates

During the year ended December 31, 2013, the Company had one portfolio company investment, Metabolon, which was an Affiliate Investment, and the Company had no Control Investments.  However, in May 2013, the Company disposed of its investment in the common stock and common stock warrants of Corsair, which was considered an Affiliate Investment.  The following is a schedule of the Company’s investments in these two affiliates during the year ended December 31, 2013.  During the year ended December 31, 2013, the Company made no advances to these affiliates.

Keating Capital, Inc.
Notes to Financial Statements

			Year Ended
			December 31,
			2013
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	December 31, 2012 Fair Value	Gross Additions (3)		Gross Reductions (4)	December 31, 2013 Fair Value

Affiliate Investments

Corsair Components, Inc.	Common Stock	-	$-	$5,530,000	$-	$	$ (5,530,000)	$-
	Common Stock Warrants	-	-	70,000	-		(70,000)	-

Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	-	4,530,000	1,610,000		-	6,140,000

Total Affiliate Investments			$-	$10,130,000	$1,610,000	$	$ (5,600,000)	$6,140,000

(1)	The Company had no control investments as defined by the 1940 Act during the year ended December 31, 2013.

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

			Year Ended
			December 31,
			2012
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	December 31, 2011 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2012 Fair Value

Affiliate Investments
Corsair Components, Inc.	Common Stock (5)	640,000	$-	$5,400,000	$130,000	$-	$5,530,000
	Common Stock Warrants (5)	160,000	-	210,000	-	(140,000)	70,000

Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	-	4,000,000	530,000	-	4,530,000

Total Affiliate Investments			$-	$9,610,000	$660,000	$(140,000)	$10,130,000

(1)	The Company had no control investments as defined by the 1940 Act during the year ended December 31, 2012.

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

(4) )
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

The above schedules should be read in conjunction with the Schedule of Investments and Notes 2 and 3 to these Financial Statements.

Keating Capital, Inc.
Notes to Financial Statements

13.	Subsequent Events

In preparing these financial statements, the Company has evaluated events after December 31, 2013.  Except as set forth below, there were no subsequent events since December 31, 2013 that would require adjustment to or additional disclosure in these financial statements.

On February 5, 2014, the lockup restrictions expired on 415,964 shares of Millennial Media common stock held by the Company.  Through February 24, 2014, the Company had sold 415,964 shares of Millennial Media common stock at an average price of $7.13 per share, for net realized gains of $1.3 million.  Following these sales, the Company owned 831,929 shares of Millennial Media common stock which were subject to certain lockup restrictions or held in escrow for potential indemnity claims.  See Schedule of Investments as of December 31, 2013.

On February 20, 2014, the Company’s Board of Directors adopted a quarterly distribution policy where it intends to pay regular quarterly distributions to its stockholders out of assets legally available for distribution. Under the quarterly distribution policy, the Company’s Board of Directors intends to pay regular quarterly distributions to its stockholders based on the Company's estimated net capital gains (which are defined as realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for the year. The Company's Board of Directors also determined that it intends to pay the regular quarterly distributions under the Company’s quarterly distribution policy in cash or common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of common stock.

On February 20, 2014, the Company's Board of Directors declared a regular distribution for the first, second and third quarter of 2014 each in the amount of $0.10 per share. The record and payment dates for these distributions are as follows:

Regular Dividend	Amount per Share	Record Date	Payment Date
First Quarter	$0.10	March 6, 2014	April 14, 2014
Second Quarter	$0.10	May 8, 2014	June 17, 2014
Third Quarter	$0.10	August 11, 2014	September 18, 2014

Each of these quarterly distributions will be paid in cash or common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of the Company’s common stock.

14.	Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2013.  This information was derived from the Company’s unaudited financial statements.  Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

							Net Change		Net (Decrease)
	Investment		Net Investment		Net Realized		in Unrealized Appreciation		in Net Assets
	Income		Loss		Gain (Loss) on Investments		(Depreciation) on Investments		from Operations

		Per		Per		Per		Per		Per
Quarter Ended	Total	Share (1)	Total	Share (1)	Total	Share (1)	Total	Share (1)	Total	Share (1)

March 31, 2013	400	*	(1,300,664)	(0.14)	-	-	1,257,077	0.14	(43,587)	*
June 30, 2013	844	*	(1,325,466)	(0.15)	4,400,178	0.48	(3,065,557)	(0.34)	9,155	*
September 30, 2013	12,433	*	(1,946,234)	(0.22)	-	-	5,094,208	0.57	3,147,974	0.35
December 31, 2013	26,276	*	(740,471)	(0.08)	-	-	(69,956)	(0.01)	(810,427)	(0.09)

March 31, 2012	1,742	*	(1,201,620)	(0.13)	132,930	0.01	972,518	0.10	(96,172)	(0.01)
June 30, 2012	1,098	*	(908,668)	(0.10)	270,701	0.03	(319,247)	(0.03)	(957,214)	(0.10)
September 30, 2012	537	*	(1,082,515)	(0.12)	(121,428)	(0.01)	1,332,013	0.14	128,070	0.01
December 31, 2012	493	*	(860,183)	(0.09)	-	-	(139,894)	(0.02)	(1,000,077)	(0.11)

*	Per share amounts less than $0.01.

(1)	Per share amounts are calculated using weighted average shares outstanding during the quarterly period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this annual report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013 (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.
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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees.  The code of business conduct and ethics is available on our website at www.keatingcapital.com.  We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.  Executive Compensation

The information with respect to compensation of executives and directors will be contained in the 2014 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management will be contained in the 2014 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions will be contained in the 2014 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item14.  Principal Accountant Fees and Services

The information with respect to principal accountant fees and services will be contained in the 2014 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

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

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010).

3.3	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009).

3.4	Amendment to Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010).

3.5	Amendment to Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010).

3.6	Amended and Restated Dividend Reinvestment Plan dated April 12, 2011 (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2011).

3.7	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-191525), filed on October 2, 2013).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009).

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

10.5
First Amendment to Custody Agreement between the Company and Steele Street Bank & Trust dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013).

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this annual report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

KEATING CAPITAL, INC.

Date: February 24, 2014	/S/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy J. Keating
Date: February 24, 2014	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Frederic M. Schweiger
Date: February 24, 2014	Frederic M. Schweiger Chief Financial Officer, Chief Operating Officer, Treasurer and Director (Principal Accounting and Financial Officer)

/s/ J. Taylor Simonton
Date: February 24, 2014	J. Taylor Simonton Director

/s/ Laurence W. Berger
Date: February 24, 2014	Laurence W. Berger Director

/s/ Brian P. Alleman
Date: February 24, 2014	Brian P. Alleman Director