Form 10-Q
period 2014-03-31
KEATING CAPITAL INC
filed 2014-04-28
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014

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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of April 25, 2014 was 9,668,059.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	March 31,	December 31,
	2014	2013

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $42,733,542 and $42,574,747, respectively)	$44,038,388	$44,282,569
Publicly-traded portfolio companies
(Cost: $7,333,333 and $8,999,996, respectively)	7,538,111	11,554,236
Affiliate investments:
Private portfolio companies
(Cost: $4,000,000 and $4,000,000, respectively)	6,140,000	6,140,000
Total, investments in portfolio company securities at fair value	57,716,499	61,976,805
(Cost: $54,066,875 and $55,574,743, respectively)

Cash and cash equivalents	15,375,609	13,537,328
Prepaid expenses and other assets	93,360	102,421

Total assets	$73,185,468	$75,616,554

Liabilities
Base management fees payable to investment adviser	$128,445	$126,515
Accrued incentive fees payable to investment adviser	1,923,570	2,216,888
Administrative expenses payable to investment adviser	55,232	51,755
Accounts payable	70,661	47,709
Dividends payable	954,890	104,072
Accrued expenses and other liabilities	1,357	30,145

Total liabilities	3,134,155	2,577,084

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 9,997,343 and
9,997,343 shares issued, respectively	$9,997	$9,997
Additional paid-in capital	71,806,893	71,806,893
Treasury stock, at cost, 448,441 and 448,441 shares held, respectively	(2,962,594)	(2,962,594)
Accumulated net investment loss	(2,783,563)	(2,216,888)
Accumulated undistributed net realized gain on investments	330,956	-
Net unrealized appreciation on investments	3,649,624	6,402,062

Total net assets	$70,051,313	$73,039,470

Total liabilities and net assets	$73,185,468	$75,616,554

Net asset value per share (on 9,548,902 and 9,548,902 shares
outstanding, respectively)	$7.34	$7.65

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Investment income
Interest from portfolio company investments
Non-control/non-affiliate investments	$25,852	$-
Interest and dividends from cash and cash equivalents	712	400

Total investment income	26,564	400

Operating expenses
Base management fees	372,904	366,549
Incentive fees	(293,318)	251,415
Administrative expenses allocated from investment adviser	164,763	174,247
Legal and professional fees	164,526	196,072
Directors fees	25,000	40,000
Stock transfer agent fees	12,856	19,322
Custody fees	1,500	1,500
Public and investor relations expenses	16,167	48,602
Marketing and advertising expenses	20,897	4,761
Printing and production expenses	9,528	55,203
Postage and fulfillment expenses	8,453	23,911
Travel expenses	25,560	37,878
General and administrative expenses	64,403	81,604

Total operating expenses	593,239	1,301,064

Net investment loss	(566,675)	(1,300,664)

Net realized gain on investments
Non-control/non-affiliate investments	1,285,846	-

Total net realized gain on investments	1,285,846	-

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	(2,752,438)	1,685,077
Affiliate investments	-	(428,000)

Total net change in unrealized appreciation (depreciation) on investments	(2,752,438)	1,257,077

Net decrease in net assets resulting from operations	$(2,033,267)	$(43,587)

Net investment loss per common share outstanding (basic and diluted)	$(0.06)	$(0.14)

Net decrease in net assets resulting from operations per
common share outstanding (basic and diluted)	$(0.21)	*

Weighted average common shares outstanding (basic and diluted)	9,548,902	9,166,407

* Per share amounts less than $0.01.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

						Accumulated
					Accumulated	Undistributed	Unrealized
				Treasury	Net	Net Realized	Appreciation
	Common Stock		Additional	Stock	Investment	Gain on	on	Net
For the Three Months Ended March 31, 2014 and 2013:	Shares (1)	Par Value	Paid-in Capital	At Cost	Income (Loss)	Investments	Investments	Assets

Balance at December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$-	$3,186,290	$73,412,940

Net (decrease) increase in net assets from operations	-	-	-	-	(1,300,664)	-	1,257,077	(43,587)
Repurchase of common stock (42,563 shares)	-	-	-	(276,933)	-	-	-	(276,933)

Balance at March 31, 2013	9,283,781	$9,284	$71,675,244	$(1,041,112)	$(1,994,363)	$-	$4,443,367	$73,092,420

Balance at December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$-	$6,402,062	$73,039,470

Net (decrease) increase in net assets from operations	-	-	-	-	(566,675)	1,285,846	(2,752,438)	(2,033,267)
Distributions to stockholders from net realized gains (3)	-	-	-	-	-	(954,890)	-	(954,890)

Balance at March 31, 2014	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,783,563)	$330,956	$3,649,624	$70,051,313

(1)	Represents common shares issued.
(2)	Net assets at December 31, 2013, and 2012 include no accumulated undistributed net investment income.
(3)
The first quarter 2014 distribution of $0.10 per share to stockholders of record on March 6, 2014 (the “Record Date”), with an ex-dividends date of March 4, 2014, had a total dollar value of $954,890 based on 9,548,902 shares outstanding as the Record Date.  The first quarter 2014 distribution was payable in cash or the Company’s common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of the Company’s common stock.  Based on the cash and common stock elections by the Company’s stockholders, on April 14, 2014, the payment date for the first quarter 2014 distribution, the Company paid a cash distribution of $238,722 and issued 119,157 shares of newly-issued common stock based on a price per share of $6.0103, the three-day volume-weighted average stock price for the Company’s common stock for April 7, 8 and 9, 2014.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(2,033,267)	$(43,587)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(25,852)	-
Net realized gain on investments	(1,285,846)	-
Net change in unrealized appreciation on investments	2,752,438	(1,257,077)
Investments in portfolio companies	(132,942)	-
Net proceeds from sales of portfolio company investments	2,952,508	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	9,061	3,245
Increase (decrease) in base management fees payable to investment adviser	1,930	(2,661)
Increase (decrease) in accrued incentive fees payable to investment adviser	(293,318)	251,415
Increase in administrative expenses payable to investment adviser	3,477	5,300
Increase (decrease) in accounts payable	22,952	(25,884)
Increase (decrease) in accrued expenses and other liabilities	(28,788)	4,207

Net cash provided by (used in) operating activities	1,942,353	(1,065,042)

Cash flows from financing activities
Repurchase of common stock	-	(276,933)
Cash distributions to stockholders from net realized gains	(104,072)	-

Net cash used in financing activities	(104,072)	(276,933)

Net increase (decrease) in cash and cash equivalents	1,838,281	(1,341,975)

Cash and cash equivalents, beginning of period	13,537,328	8,934,036

Cash and cash equivalents, end of period	$15,375,609	$7,592,061

Supplemental disclosure of non-cash financing activities
Dividends declared but not paid (1)	$954,890	$-

(1)	On April 14, 2014, the Company paid the dividend in cash totaling $238,722 with the remainder paid in shares of the Company's common stock.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
March 31, 2014
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

Non-Control/Non-Affiliate Investments (4)

Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$-	0.00%
	Consumer Electronics

MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,570,000	2.24%
	Plastics Recycling

BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	730,000	1.04%
	Solar Thermal Energy	Series 1A Preferred Stock	2,294,835	682,761	410,000	0.59%
	Solar Thermal Energy	Series 1 Convertible Preferred Stock	48,582	458,168	420,000	0.60%
	Solar Thermal Energy	Subordinated Convertible Bridge Notes (2) (7)	$219,721	219,721	219,721	0.31%
		Original principal $205,193; PIK interest 11.5%;
		mature 7/10/2014

Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	2,550,000	3.64%
	Waste Management

Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,620,000	2.31%
	Solar Photovoltaic Cells

Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	4,470,000	6.38%
	Software as a Service	Common Stock Warrants	n/a	610,860	1,460,000	2.08%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	-	20,000	0.03%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	San Francisco, CA	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,770,000	2.53%
	Online Multiplayer Games

TrueCar, Inc.	Santa Monica, CA	Common Stock	566,037	2,999,996	3,720,000	5.31%
	Consumer Website

Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	437,182	1,600,000	400,000	0.57%
	Renewable Oils	Common Stock	655,774	2,400,000	600,000	0.86%
		Subordinated Secured Convertible Bridge Note (2) (7)	$132,976	132,976	230,000	0.33%
		Original principal $132,942; PIK interest 0.3%;
		matures 7/31/2015

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
March 31, 2014
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	5,560,000	7.94%
	Online Dating

SilkRoad, Inc.	Chicago, IL	Series C Convertible Preferred Stock	17,711,654	5,000,000	7,340,000	10.48%
	Software as a Service	Preferred Stock Warrants	n/a	-	360,000	0.51%
		Exercise price $0.2823 per share (subject to
		adjustment); expire 6/30/2018
		Subject to restrictions on exercisability
		Subordinated Convertible Bridge Note (2) (7)	$1,048,667	1,048,667	1,048,667	1.50%
		Original principal $1,000,000; PIK interest 8%;
		matures 6/30/2014 (subject to certain conditions
		and events)

Glam Media, Inc.	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	8.21%
	Social Media

Stoke, Inc.	Santa Clara, CA	Common Stock	1,000,000	3,500,000	790,000	1.13%
	Communications Equipment

Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	3,000,000	4.28%
	E-commerce network

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$42,733,542	$44,038,388	62.87%

Publicly Traded Portfolio Companies:
Tremor Video, Inc. (4)	New York, NY	Common Stock	599,999	4,000,001	2,471,996	3.53%
	Online Video Advertising

Millennial Media, Inc. (5)	Baltimore, MD	Common Stock	831,929	3,333,332	5,066,115	7.23%
	Mobile Advertising

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$7,333,333	$7,538,111	10.76%

Affiliate Investments (6)

Private Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	6,140,000	8.77%
	Molecular Diagnostics and Services

Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$6,140,000	8.77%

Total - Investments in Portfolio Company Securities (8)				$54,066,875	$57,716,499	82.40%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
March 31, 2014
(Unaudited)

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$57,716,499	82.40%
Cash and cash equivalents - includes investments in money market funds consisting of 15,053,633 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $15,053,633, which are income producing (2)	15,375,609	21.94%
Prepaid expenses and other assets	93,360	0.13%

Less: Total Liabilities	(3,134,155)	(4.47%)

Net Assets	$70,051,313	100.00%

(1)
The Company invests in later stage, typically venture capital-backed, technology companies.  The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business.  The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	Investment is income producing.

(3)
Except for common stock in one publicly traded portfolio company, Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of March 31, 2014.

(4)
On June 26, 2013, Tremor Video priced its initial public offering 7,500,000 shares of common stock at a price to the public of $10.00 per share.  Tremor Video's common stock trades on the New York Stock Exchange under the ticker symbol "TRMR."  The Company's shares in Tremor Video were subject to a lockup agreement which expired on December 24, 2013.  At March 31, 2014, the Company valued its shares of common stock in Tremor Video based on the March 31, 2014 closing price.

(5)
On November 6, 2013, portfolio company Jumptap, Inc. completed its merger with Millennial Media, Inc. (NYSE:  MM).  At the closing of the merger, in exchange for its Jumptap Series G preferred stock and after certain share adjustments, the Company received 1,247,893 shares of Millennial Media’s common stock, which shares are restricted securities.  Millennial Media is required to register these shares for resale in accordance with a registration rights agreement.  Pursuant to a contractual lockup agreement, the Company may not sell any shares of Millennial Media common stock for the initial 90-day period following the closing.  Beginning on February 5, 2014, the lockup restriction on 415,964 shares expired, and all of these shares were sold in the first quarter of 2014.  Beginning on or about May 5, 2014, the Company may sell an additional 696,735 shares.  At the closing of the merger, the Company was required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations.  At March 31, 2014, the Company valued its remaining shares of common stock in Millennial Media based on the March 31, 2014 closing price, adjusted for a discount due to lack of marketability of 12%.

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

(7)
Investment is payment-in-kind note.  Principal and cost includes accumulated payment-in-kind ("PIK") interest.  PIK interest rate is fixed for the term of the notes.  The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of March 31, 2014, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(8)
As of March 31, 2014, approximately 97.7% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2013
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

Non-Control/Non-Affiliate Investments (4)

Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$-	0.00%
	Consumer Electronics

MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,530,000	2.09%
	Plastics Recycling

BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	710,000	0.97%
	Solar Thermal Energy	Series 1A Preferred Stock	2,294,835	682,761	380,000	0.52%
	Solar Thermal Energy	Series 1 Convertible Preferred Stock	48,582	458,168	390,000	0.53%
	Solar Thermal Energy	Subordinated Convertible Bridge Notes (2) (7)	$213,902	213,902	213,902	0.29%
		Original principal $205,193; PIK interest 11.5%;
		mature 7/10/2014

Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	2,770,000	3.79%
	Waste Management

Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,330,000	1.82%
	Solar Photovoltaic Cells

Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	4,460,000	6.11%
	Software as a Service	Common Stock Warrants	n/a	610,860	1,350,000	1.85%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
	Software as a Service	Common Stock Warrants	22,581	-	20,000	0.03%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	San Francisco, CA	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,620,000	2.22%
	Online Multiplayer Games

TrueCar, Inc.	Santa Monica, CA	Common Stock	566,037	2,999,996	3,720,000	5.09%
	Consumer Website

Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	1,840,000	2.52%
	Renewable Oils

Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	5,650,000	7.74%
	Online Dating

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2013
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

SilkRoad, Inc.	Chicago, IL	Series C Convertible Preferred Stock	17,711,654	5,000,000	7,350,000	10.06%
	Software as a Service	Preferred Stock Warrants	n/a	-	230,000	0.31%
		Exercise price $0.2823 per share (subject to
		adjustment); expire 6/30/2018
		Subject to restrictions on exercisability
	Software as a Service	Subordinated Convertible Bridge Note (2) (7)	$1,028,667	1,028,667	1,028,667	1.41%
		Original principal $1,000,000; PIK interest 8%;
		matures 6/30/2014 (subject to certain conditions
		and events)

Glam Media, Inc.	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	7.87%
	Social Media

Stoke, Inc.	Santa Clara, CA	Common Stock	1,000,000	3,500,000	940,000	1.29%
	Communications Equipment

Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	3,000,000	4.11%
	E-commerce network

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$42,574,747	$44,282,569	60.62%

Publicly Traded Portfolio Companies:
Tremor Video, Inc. (4)	New York, NY	Common Stock	599,999	4,000,001	3,479,994	4.76%
	Online Video Advertising

Millennial Media, Inc. (5)	Baltimore, MD	Common Stock	1,247,893	4,999,995	8,074,242	11.06%
	Mobile Advertising

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$8,999,996	$11,554,236	15.82%

Affiliate Investments (6)

Private Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	6,140,000	8.41%
	Molecular Diagnostics and Services

Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$6,140,000	8.41%

Total - Investments in Portfolio Company Securities (8)				$55,574,743	$61,976,805	84.85%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
December 31, 2013
(Unaudited)

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$61,976,805	84.85%
Cash and cash equivalents - includes investments in money market funds consisting of 13,371,266 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $13,371,266, which are income producing (2)	13,537,328	18.54%
Prepaid expenses and other assets	102,421	0.14%

Less: Total Liabilities	(2,577,084)	(3.53%)

Net Assets	$73,039,470	100.00%
__________

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

Keating Investments, LLC (“Keating Investments”), or the “investment adviser,” serves as the Company’s external investment adviser and also provides the Company with administrative services necessary for it to operate.  In this capacity, Keating Investments is primarily responsible for the selection, evaluation, structure, valuation and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors.  Keating Investments is a registered investment adviser under the Investment Advisers Act of 1940, as amended.  See Note 13 - Subsequent Events.

2.	Basis of Presentation; Summary of Significant Accounting Policies

Basis of Presentation
The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X.  In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2014.  The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassifications
For the three months ended March 31, 2014, the Company separately classified marketing and advertising expenses as an individual line item in its Statement of Operations.  Marketing and advertising expenses were previously included as a component of general and administrative expenses.  For comparative purposes, this line item has been separately classified in the Statement of Operations for the three months ended March 31, 2014 and 2013.

In the Company’s Statement of Cash Flows for the three months ended March 31, 2014, the items comprising cash flows from investing activities have been included in the cash flows from operating activities.  For the three months ended March 31, 2013, the cash flows from investing activities were presented separately from the cash flows from operating activities.  For comparative purposes, the items comprising cash flows from investing activities have been included in the cash flows from operating activities in the Statement of Cash Flows for three months ended March 31, 2014 and 2013.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

Valuation of Investments
Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the U.S. Securities and Exchange Commission (the “SEC”), and in accordance with Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”).  Value, as defined in Section 2(a)(41) of the 1940 Act, is:  (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  See Note 3 - Portfolio Investments and Fair Value.  The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value.  Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

At March 31, 2014 and December 31, 2013, approximately 75.5% and 77.4%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors.  The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies.  Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-IPO lockup restrictions.  As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

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

The fair values of the Company’s equity investments for which market quotations are not readily available (including investments in convertible preferred stock) are determined based on various factors and are classified as Level 3 assets.  To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors.  The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company.  In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value.  The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio.  See Note 3 - Portfolio Investments and Fair Value.

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

The fair value of common stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

At March 31, 2014 and December 31, 2013, the Company had one portfolio company investment, Metabolon, Inc. (“Metabolon”), which was an Affiliate Investment, and no Control Investments.  No interest or dividend income was derived from this Affiliate Investment since it was a non-incoming producing equity investment.  See Note 9 - Changes in Net Assets Per Share.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement.  PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term.  PIK interest is added to the principal balance of the loan, and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected.  The Company recorded PIK interest income of $25,852 and $0 during the three months ended March 31, 2014 and 2013.  See “Income Taxes” below.

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

The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a “preference” over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets.  In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors.  Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a “preference” over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event.  Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends.  When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to the Company’s convertible preferred stock investments, these investments are considered to be non-income producing.  During the three months ended March 31, 2014 and 2013, there were no non-cumulative or cumulative dividends recorded.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period.  Although the Company files federal and state tax returns, its major tax jurisdiction is federal.  The 2011, 2012 and 2013 federal tax years for the Company remain subject to examination by the Internal Revenue Service.  The 2011, 2012 and 2013 state tax years for the Company remain subject to examination by the Colorado Department of Revenue.

As of March 31, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the three months ended March 31, 2014 and 2013.

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

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This Accounting Standards Update (“ASU”) gives additional clarification to the FASB-issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance requires retrospective application for all comparative periods presented. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial statement disclosures.

3.	Portfolio Investments and Fair Value

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  During the three months ended March 31, 2014, the Company invested $132,942 in the first tranche closing of subordinated convertible bridge notes of an existing portfolio company, Agilyx Corporation (“Agilyx”).

On February 5, 2014, the lockup restrictions expired on 415,964 shares of common stock in Millennial Media, Inc. held by the Company.  During the three months ended March 31, 2014, the Company sold 415,964 shares of Millennial Media common stock for a net realized gain of $1,285,846 and, following such sales, the Company held 831,929 shares of Millennial Media common stock which were subject to certain lockup restrictions or held in escrow for potential indemnity claims.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$33,458,933	$41,000,000	71.04%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	-	360,000	0.62%	-	230,000	0.37%
Common Stock	11,262,385	5,840,000	10.12%	8,862,385	5,370,000	8.67%
Common Stock Warrants	610,860	1,480,000	2.56%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	1,401,364	1,498,388	2.60%	1,242,569	1,242,569	2.00%

Subtotal - Private Portfolio Companies	46,733,542	50,178,388	86.94%	46,574,747	50,422,569	81.36%

Publicly Traded Portfolio Companies:
Common Stock	7,333,333	7,538,111	13.06%	8,999,996	11,554,236	18.64%

Total - Private and Publicly Traded Portfolio Companies	$54,066,875	$57,716,499	100.00%	$55,574,743	$61,976,805	100.00%

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Fair Value of Investments
The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of March 31, 2014 and December 31, 2013:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of March 31, 2014
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$41,000,000	$41,000,000
Preferred Stock Warrants	-	-	360,000	360,000
Common Stock	-	-	5,840,000	5,840,000
Common Stock Warrants	-	-	1,480,000	1,480,000
Subordinated Convertible Bridge Notes	-	-	1,498,388	1,498,388

Publicly Traded Portfolio Company Securities:
Common Stock	2,471,996	-	5,066,115	7,538,111

Cash Equivalents:
Money Market Funds	15,053,633	-	-	15,053,633

Total	$17,525,629	$-	$55,244,503	$72,770,132

As of December 31, 2013
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$42,210,000	$42,210,000
Preferred Stock Warrants	-	-	230,000	230,000
Common Stock	-	-	5,370,000	5,370,000
Common Stock Warrants	-	-	1,370,000	1,370,000
Subordinated Convertible Bridge Notes	-	-	1,242,569	1,242,569

Publicly Traded Portfolio Company Securities
Common Stock	3,479,994	-	8,074,242	11,554,236

Cash Equivalents:
Money Market Funds	13,371,266	-	-	13,371,266

Total	$16,851,260	$-	$58,496,811	$75,348,071

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Level 3 Portfolio Company Investments (Subordinated Convertible Bridge Notes)	Total

Fair Value at December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$58,496,811

Purchases and other adjustments to cost of
Level 3 portfolio company securities (1)	-	-	-	-	158,795	158,795

Sale, exchange or conversion of Level 3 portfolio company securities (2)	(1,104,000)	-	1,104,000	-	-	-

Gross transfers out of Level 3 to Level 1 (2)	-	-	(2,691,412)	-	-	(2,691,412)

Total realized gains (losses) and change in unrealized
appreciation (depreciation)	(106,000)	130,000	(950,716)	110,000	97,024	(719,692)

Fair Value at March 31, 2014	$41,000,000	$360,000	$10,906,115	$1,480,000	$1,498,388	$55,244,503

Total change in unrealized appreciation (depreciation) on Level 3
portfolio company securities held at March 31, 2014	$(106,000)	$130,000	$(950,716)	$110,000	$97,024	$(719,692)

(1)	Purchases and other adjustments to cost of Level 3 portfolio company securities include purchases of new investments at cost and payment-in kind interest accreted to principal.

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

Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2014.  In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements.  The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.  To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of March 31, 2014.  Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

	March 31, 2014
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)

Level 3 Portfolio Company	$41,000,000	Comparable public companies	Revenue multiple	0.4	to	8.8	3.2
Investments: Preferred Stock			EBITDA multiple	15.7	to	39.0	25.0
			Discount for lack of marketability	10%	to	45%	32%

		Discounted cash flow	Discount rate	23%	to	75%	35%
			Terminal revenue multiple	1.7	to	8.5	3.9
			Terminal EBITDA multiple	12.0	to	25.0	20.9
			Discount for lack of marketability	10%	to	45%	32%

Level 3 Portfolio Company	$360,000	Comparable public companies	Revenue multiple	2.4	to	3.7	3.1
Investments: Preferred Stock Warrants			Discount for lack of marketability	10%	to	30%	30%

		Discounted cash flow	Discount rate	36%	to	36%	36%
			Terminal revenue multiple	3.5	to	3.5	3.5
			Discount for lack of marketability	10%	to	30%	30%

Level 3 Portfolio Company	$10,906,115	Comparable public companies	Revenue multiple	0.3	to	8.8	5.6
Investments: Common Stock			Discount for lack of marketability	12%	to	40%	21%

		Discounted cash flow	Discount rate	35%	to	75%	42%
			Terminal revenue multiple	3.7	to	8.5	5.8
			Terminal EBITDA multiple	12.0	to	22.4	20.7
			Discount for lack of marketability	12%	to	40%	22%

Level 3 Portfolio Company Investments: Common Stock Warrants	$1,480,000	Option pricing model	Comparable public company equity volatility	28%	to	48%	34%

Level 3 Portfolio Company Investments:	$1,498,388	Comparable public companies	Revenue multiple	0.4	to	8.8	2.9
Subordinated Covertible Bridge Notes			Discount for lack of marketability	10%	to	35%	31%

		Discounted cash flow	Discount rate	35%	to	75%	42%
			Terminal revenue multiple	3.5	to	8.5	4.4
			Terminal EBITDA multiple	12.0	to	12.0	12.0
			Discount for lack of marketability	10%	to	35%	32%

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

(2)	Weighted average based on fair value as of March 31, 2014.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2014 and 2013 for:  (i) the Company’s portfolio company investments sold during the three months ended March 31, 2014 and 2013, and (ii) the Company’s portfolio company investments held at March 31, 2014 and 2013.

	Three Months Ended
	March 31, 2014		March 31, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Period
Millennial Media, Inc. (partial sale of interests in February 2014)	$1,285,846	$(1,024,748)	$-	$-

Subtotal - Portfolio Company Investments Sold During Period	1,285,846	(1,024,748)	-	-

Portfolio Company Investments Held at End of Period	-	(1,727,690)	-	1,257,077

Total - All Portfolio Companies	$1,285,846	$(2,752,438)	$-	$1,257,077

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies.  The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

4.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
Subject to the overall supervision of the Company’s Board of Directors, the investment adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services.  Under the terms of an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”) between the investment adviser and the Company, the investment adviser:  (i) determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the  investment portfolio and the manner of implementing such changes; (ii) determines which securities the Company will purchase, retain or sell; (iii) identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and (iv) closes, monitors and services the investments the Company makes. See Note 13 - Subsequent Events.

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

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings during the three months ended March 31, 2014 or the year ended December 31, 2013.  The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

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

Since inception, the Company has not paid any incentive fees to its investment adviser.  As of March 31, 2014 and December 31, 2013, no incentive fees were due and payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate net realized capital gains in excess of gross unrealized depreciation during such periods.

During the three months ended March 31, 2014, the Company recorded a reduction in incentive fee expense of $293,318 resulting from:  (i) a decrease in net unrealized appreciation on its portfolio company investments of $2,752,438 during such period, and (ii) an increase in its cumulative net realized gains of $1,285,846 during such period.  During the three months ended March 31, 2013, the Company recorded an increase in incentive fee expense of $251,415 resulting from an increase in net unrealized appreciation on the Company’s portfolio company investments of $1,257,077 during such period.

As of March 31, 2014 and December 31, 2013, the Company had recorded accrued incentive fees payable to the investment adviser in the amounts of $1,923,570 and $2,216,888, respectively.

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

Duration and Termination
An amended and restated version of the Investment Advisory and Administrative Services Agreement, which is presently in effect, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009.  On April 9, 2014, the Company’s Board of Directors (including the non-interested directors) renewed the current Investment Advisory and Administrative Services Agreement for an additional year.  The current Investment Advisory and Administrative Services Agreement will remain in effect from year-to-year thereafter if approved annually by:  (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons.  An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

The Investment Advisory and Administrative Services Agreement automatically terminates in the event of its assignment.  As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to the investment adviser.  If the investment adviser wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination.  The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.  See Note 13 - Subsequent Events.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

License Agreement
The Company entered into a license agreement with the investment adviser, pursuant to which the investment adviser granted the Company a non-exclusive license to use the name “Keating.”  Under the license agreement, the Company has the right to use the “Keating” name and logo without license fee for so long as Keating Investments or one of its affiliates remains the Company’s investment adviser.  Other than with respect to this limited license, the Company has no legal right to the “Keating” name or logo.  The License Agreement will remain in effect for as long as the Investment Advisory and Administrative Services Agreement with the investment adviser is in effect. See Note 13 - Subsequent Events.

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

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5 million for a period of six months, which was subsequently extended until May 8, 2013.  On April 25, 2013, the Company’s Board of Directors further extended the stock repurchase program until November 8, 2013.  On October 24, 2013, the Company’s Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  Since inception of the stock repurchase program, the Company has repurchased a total of 448,441 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of March 31, 2014.  The Company has accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the Company’s dividends declared for the first quarter of 2014 and the years 2011, 2012 and 2013:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution

2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains (2)
Total - 2014 Dividends			0.10

2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	$0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49

2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03

2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13

Total - Cumulative			$0.75

(1)	This dividend was paid in cash and shares of the Company's common stock. See the discussion immediately following this table for more detail about the composition of this dividend.

(2)
The determination of the tax attributes of the 2014 dividends will be made as of the end of 2014 based upon the Company's net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of 2014 dividends for a full year. If the Company determined the tax attributes of its 2014 dividends as of March 31, 2014, all of such dividends would be from long-term capital gains.

(3)
Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013.  For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2013.

(4)
The February 2011 distribution was a special cash distribution based on the unrealized appreciation the Company had recorded on its NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.

On February 20, 2014, the Company’s Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014, to common stockholders of record on March 6, 2014.  Stockholders had the option to receive payment of the dividend in cash or in shares of the Company’s common stock, provided that the aggregate cash payable to all stockholders was limited to $238,722, or 25% of the aggregate dividend amount.  Based on stockholder elections, the dividend consisted of $238,722 in cash and 119,157 shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment.  The amount of cash elected to be received was greater than the cash limit of 25% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.  The number of shares of common stock comprising the stock portion was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of the common stock on April 7, 8 and 9, 2014.

On February 20, 2014, the Company’s Board of Directors adopted a quarterly distribution policy where it intends to pay regular quarterly distributions to the Company’s stockholders based on the Company’s estimated net capital gains (which are defined as the Company’s realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for the year.  The Company’s Board of Directors also determined that it intends to pay the regular quarterly distributions under the Company’s quarterly distribution policy in cash or the Company’s common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of the Company’s common stock.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

In accordance with the Company’s quarterly distribution policy, on February 20, 2014, the Company’s Board of Directors also declared a regular distribution for the second and third quarter of 2014 in each the amount of $0.10 per share.  The record and payment dates for these distributions are as follows:

Regular Dividend	Amount per Share	Record Date	Payment Date
Second Quarter	$0.10	May 8, 2014	June 17, 2014
Third Quarter	$0.10	August 11, 2014	September 18, 2014

Each of these quarterly distributions will be paid in cash or the Company’s common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of the Company’s common stock.

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

The Company maintains a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if the Company declares a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of common stock.  Although the Company has a number of options to satisfy the share requirements of the DRIP, it currently expects that the shares required to be purchased under the DRIP will be acquired through open market purchases of common stock by the DRIP administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP administrator.  The Company intends to suspend its DRIP with respect to the entirety of any distribution which is payable in cash and shares of the Company’s common stock at the election of stockholders.

8.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  At March 31, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company, except for a $99,707 investment in a third and final tranche closing of subordinated convertible bridge notes of Agilyx, an existing portfolio company, which is expected close on or about April 28, 2014.

On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction.  As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims.  Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company has set aside 135,194 shares of Millennial Media as part of this escrow fund.  Any claim for stockholder indemnification must generally be made by Millennial Media within the one-year period following the closing.  In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund.  The Company has not been notified of any stockholder indemnity claims and, accordingly, the Company has assumed that all of its escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing its interests in Millennial Media’s common stock as of March 31, 2014.

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

As of March 31, 2014, the Company was not a party to any material legal proceedings.  However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

9.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,
	2014	2013

Net decrease in net assets resulting from operations	$(2,033,267)	$(43,587)

Basic and diluted weighted average shares outstanding (1)	9,548,902	9,166,407

Basic and diluted net decrease in net assets per share
resulting from operations	$(0.21)	*

* Per share amounts less than $0.01.

(1)
Excludes retroactive adjustment for the portion of the first quarter 2014 distribution that, on April 14, 2014, was paid by the issuance of 119,157 shares of the Company's newly-issued common stock since such adjustment would have had an anti-dilutive effect on the basic and diluted net decrease in net assets per share resulting from operations for the three months ended March 31, 2014.

During the three months March 31, 2014 and 2013, the Company had no dilutive securities outstanding.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

10.	Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,	March 31,
	2014	2013

Per common share data
Net asset value, beginning of period	$7.65	$8.00

Net investment loss (1)	(0.06)	(0.14)
Net realized gain on investments (1)	0.13	-
Net change in unrealized appreciation on investments (1)	(0.28)	0.14

Net increase (decrease) in net assets resulting from operations	(0.21)	-

Stockholder distributions:
Stockholder distributions paid from net realized gains	(0.10)	-

Net decrease in net assets resulting from stockholder distributions	(0.10)	-

Capital stock transactions:
Repurchases of common stock (1)	-	*

Net increase in net assets from capital stock transactions	-	-

Net asset value, end of period	$7.34	$8.00

Ratios and supplemental data:
Per share market price, end of period	$6.11	6.46
Total return based on change in net asset value (2)	(2.80%)	0.00%
Total return based on stock price (3)	1.02%	3.03%
Common shares outstanding, end of period	9,548,902	9,132,222
Weighted average common shares outstanding during period	9,548,902	9,166,407
Net assets, end of period	$70,051,313	$73,092,420
Annualized ratio of operating expenses to average net assets (4)	4.55%	6.07%
Annualized ratio of net investment loss to average net assets	(3.17%)	(7.10%)
Weighted average debt per common share (5)	$-	$-
Portfolio turnover (6)	4.13%	0.00%

*Per share amount less than $0.01 per share.

(1)
Based on weighted average shares outstanding during the period.  For purposes of this presentation, the per share amount attributable to net decrease in unrealized appreciation on investments for the three months ended March 31, 2014 was reduced by $0.01 per share to a total of $0.28 per share to reconcile the net decrease in net assets resulting from operations per share to the other per share information presented.

(2)
Total return based on net asset value is calculated based on the change in net asset value per share taking into account distributions reinvested at the beginning of the period net asset value per share.  The total return has not been annualized.

(3)
Total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on dividend distribution date.  The total return has not been annualized.

(4)
Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly.  However, incentive fees payable to the Company's investment adviser are not annualized.  Separately calculated, the ratio of non-annualized incentive fees to average net assets were -0.41% and 0.34% for the three months ended March 31, 2014 and 2013, respectively.  Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

(5)	During the three months ended March 31, 2014 and 2013, the Company did not have any debt for borrowed money.

(6)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

11.	Income Taxes

Because the Company distributed 100% of its net realized capital gains for the years ended December 31, 2013, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2013.  The Company intends to operate so as to qualify as a RIC in 2014, and, based on the Company’s current quarterly distribution policy to distribute 100% of its net realized gains to stockholders, the Company has made no provision for income taxes as of March 31, 2014.

As of December 31, 2013, the Company’s net investment loss (before incentive fees) of $3,789,646, representing the Company’s 2013 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was reclassified to additional paid-in-capital.  The portion of the Company’s net investment loss attributable to incentive fee expense has not been reclassified to additional paid-in-capital as of December 31, 2013 since incentive fee expense represents a temporary, rather than permanent, book-to-tax difference.

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013

Aggregate cost of portfolio company securities
for federal income tax purposes (1)	$54,066,875	$55,574,743

Gross unrealized appreciation of portfolio company securities	14,043,930	15,305,394
Gross unrealized depreciation of portfolio company securities	(10,394,306)	(8,903,332)

Net unrealized appreciation of portfolio company securities	$3,649,624	$6,402,062

(1) Includes cumulative PIK interest accreted to principal.

As of March 31, 2014, the Company had no undistributed ordinary income, undistributed long-term capital gains of $330,956, and no capital loss carryforwards for federal income tax purposes.  As of December 31, 2013, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

12.	Investments in and Advances to Affiliates

During the three months ended March 31, 2014, the Company had one portfolio company investment, Metabolon, which was an Affiliate Investment, and the Company had no Control Investments.  The following is a schedule of the Company’s investments in this affiliate during the three months ended March 31, 2014.  During the three months ended March 31, 2014, the Company made no advances to this affiliate.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

			Three Months Ended
			March 31, 2014

Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	December 31, 2013 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2014 Fair Value

Affiliate Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$-	$6,140,000	$-	$-	$6,140,000

Total Affiliate Investments			$-	$6,140,000	$-	$-	$6,140,000

(1)	The Company had no control investments as defined by the 1940 Act during the three months ended March 31, 2014.

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

The above schedule should be read in conjunction with the Schedule of Investments and Notes 2 and 3 to these Financial Statements.

13.	Subsequent Events

In preparing these financial statements, the Company has evaluated events after March 31, 2014.  Except as set forth below, there were no subsequent events since March 31, 2014 that would require adjustment to or additional disclosure in these financial statements.

Proposed Change of Control of Investment Adviser
On April 14, 2014, the members of the Company’s investment adviser entered into an agreement to sell 100% of their issued and outstanding equity interests (the “Transaction”) of the investment adviser to BDCA Adviser, LLC (“BDCA Adviser”).  Upon the closing of the Transaction, the investment adviser will become a wholly-owned subsidiary of BDCA Adviser.  In the event the proposed change of control of the investment adviser in connection with the Transaction occurs, an assignment of the Investment Advisory and Administrative Services Agreement under the 1940 Act will occur.  This assignment will automatically terminate the Investment Advisory and Administrative Services Agreement in accordance with its terms as required by Section 15 of the 1940 Act.

In order for the investment adviser to continue to serve as the Company’s investment adviser upon the closing of the Transaction, the stockholders of the Company must approve a new investment advisory and administrative services agreement between the Company and the investment adviser (the “New Advisory Agreement”).  All material terms of the Investment Advisory and Administrative Services Agreement and the New Advisory Agreement, including investment advisory fees, will remain unchanged.  At an in-person meeting on April 9, 2014, the Company’s Board of Directors (including a majority of the non-interested directors) approved the New Advisory Agreement and voted unanimously to recommend that the Company’s stockholders approve the New Advisory Agreement.

The Company’s stockholders will be asked to vote on the approval of the New Advisory Agreement at the Company’s 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”) to be held in June 2014.  If approved by the stockholders of the Company, the New Advisory Agreement will be executed on behalf of the Company and become effective upon the closing of the Transaction.  The closing of the Transaction is conditioned on, among other things:  (i) the approval of the New Advisory Agreement by the Company’s stockholders at its 2014 Annual Meeting; (ii) the change of the Company’s name to BDCA Venture, Inc.; and (iii) certain senior officers of the investment adviser entering into employment agreements with the investment adviser.  If the conditions to closing are satisfied, the parties to the Transaction anticipate that the closing will take place as soon as practicable after the 2014 Annual Meeting.

The Company’s Board of Directors has also approved the change in the Company’s name to BDCA Venture, Inc., subject to and effective upon the closing of the Transaction.  Additionally, upon closing of the Transaction, the trademark license agreement between the Company and the investment adviser for the Company’s use of the “KEATING” name will terminate.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Payment of Q1 2014 Quarterly Distribution
On February 20, 2014, the Company’s Board of Directors declared a first quarter 2014 distribution of $0.10 per share to stockholders of record on March 6, 2014 (the “Record Date”).  The first quarter 2014 distribution was payable in cash or the Company’s common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of the Company’s common stock.  Based on the cash and common stock elections by the Company’s stockholders, on April 14, 2014, the payment date for the first quarter 2014 distribution, the Company paid a cash distribution of $238,722 and issued 119,157 shares of newly-issued common stock based on a price per share of $6.0103, the three-day volume-weighted average stock price for the Company’s common stock for April 7, 8, and 9, 2014.

Portfolio Company Activity
On April 1, 2014, the Company completed a $99,707 investment in the second tranche closing (out of a total of three tranche closings) of subordinated convertible bridge notes of Agilyx, an existing portfolio company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties.  These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.  Forward-looking statements relate to future events or our future financial performance.  We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words.  Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital.  The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

●	our future operating results;

●	our business prospects and the prospects of our existing and prospective portfolio companies;

●	the impact of the investments we expect to make;

●	our ability to identify future portfolio companies that meet our investment criteria;

●	stockholder approval of a new investment advisory and administrative services agreement between us and our investment adviser;

●	the impact of a protracted decline in the market for IPOs on our business;

●	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

●	the expected market for venture capital investments in later stage, private, pre-IPO companies;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	our ability to access the equity markets to raise capital to fund future portfolio company investments;

●	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

●	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

●	our regulatory structure and tax status, including any changes in laws and regulations;

●	our ability to operate as a business development company and a regulated investment company;

●	the adequacy of our cash resources and working capital;

●	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

●	the timing, form and amount of any dividend distributions;

●	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

●	our ability to recover unrealized losses.

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

We are externally managed by Keating Investments, an SEC-registered investment adviser that was founded in 1997 and is registered under the Advisers Act.  As our investment adviser, Keating Investments is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Keating Investments also provides us with the administrative services necessary for us to operate.  Our investment activities are managed by Keating Investments pursuant to the Investment Advisory and Administrative Services Agreement between us and Keating Investments.  Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Palo Alto, California.  See “Recent Developments” below.

Since our first investment in January 2010 through March 31, 2014, we have invested $67.8 million in a total of 21 portfolio companies, and we were the lead investor in seven of those transactions.  Of those 21 investments, four companies have successfully priced IPOs, one portfolio company publicly filed a registration statement for an IPO but was sold to a private equity firm, and one portfolio company was acquired in a merger with a publicly traded company.  Since March 31, 2014, two of our private portfolio companies—TrueCar, Inc. and Zoosk, Inc.—have publicly filed a registration statement for an IPO.

We believe a number of our portfolio companies are achieving key operating milestones as they progress toward an expected IPO, and we believe that several of these companies may complete an IPO in the second or third quarter of this year.  Further, we expect a majority of our private portfolio companies to complete an IPO or strategic sale/merger over the course of the next four to eight quarters.  However, the timing of the completion of an IPO or strategic sale/merger by any of our private portfolio companies is highly uncertain and can be affected by a number of factors including the portfolio company’s performance, equity market trends, market volatility, recent IPO performance, and sectors that may be in or out of favor with IPO investors.  Accordingly, there can be no assurances that any of these private portfolio companies will complete an IPO or strategic sale/merger.

Our Investment Objective and Strategy

Our investment objective is to maximize capital appreciation.  We seek to accomplish our capital appreciation objective by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-IPO companies.  We focus on acquiring equity securities that are typically a portfolio company’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the portfolio company typically has only common stock outstanding.  However, we may also invest in convertible debt securities, such as convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  These bridge notes are typically subordinated to the portfolio company’s senior debt.  We generally intend to hold our convertible debt securities, which we refer to as equity-linked securities, for the purpose of conversion into equity at a future date.  In accordance with our investment objective, we seek to invest in equity and equity-linked securities of principally U.S.-based, private companies with an equity value typically between $100 million and $1 billion.  We refer to companies with an equity value of between $100 million and less than $250 million as “micro-cap companies” and companies with an equity value of between $250 million and $1 billion as “small-cap companies.”

We specialize in making pre-IPO investments in emerging growth companies that are committed to and capable of becoming public.  We provide investors with the ability to participate in a publicly traded fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status, or what we refer to as the private-to-public valuation arbitrage.  Our shares are listed on Nasdaq under the ticker symbol “KIPO.”  Our strategy is to evaluate and invest in companies prior to the valuation accretion that we believe occurs once private companies complete an initial public offering.  We seek to capture this value accretion by investing primarily in private, micro-cap and small-cap companies that meet our core investment criteria:  they (i) generate annual revenue in excess of $20 million on a trailing 12-month basis and have growth potential; (ii) are committed to, capable of, and will benefit from becoming public companies; and (iii) create the potential to achieve a targeted 2x return on our investment within our expected investment horizon of four years. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may complete an IPO sooner than our targeted two-year period from our initial investment, in which case our targeted return may be correspondingly reduced.  Our investment strategy can be summarized as buy privately, sell publicly, capture the difference.

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

We continue to believe that public companies typically trade at higher valuations than private companies with similar financial attributes.  The four portfolio companies that have completed IPOs (NeoPhotonics, Inc., Solazyme, Inc., LifeLock, Inc. and Tremor Video, Inc.) had unrealized returns at the time of their IPOs, based on their IPO price, of 1.8x, 2.0x, 1.7x and 1.5x our investment cost, respectively.  However, the stock prices of each of these companies have changed since the IPO, and there is no assurance that we will be able to sell any of our portfolio company investments, following our lockup restrictions, at prices that will allow us to achieve our targeted 2x return on investment once the companies are publicly traded and assuming our targeted four-year investment horizon.

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

●      Favorable IPO market conditions.  While capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments, the U.S. IPO market in 2013 was the best year since 2000, when 406 IPOs were completed.  In 2013, a total of 222 companies completed IPOs in U.S., compared to a total of 128 IPOs completed in 2012.  The 222 IPOs completed in 2013 exceeded the 216 IPOs completed in 2004, the highest level of completed IPOs in the last 10 years.  During the first quarter of 2014, 64 companies completed IPOs, the highest first quarter activity since 2000 and more than double the number of IPOs in the first quarter of 2013.  We believe there are three primary technical drivers that determine the overall number of completed IPOs:  (i) volatility, (ii) recent IPO performance, and (iii) equity market trends.  As of the end of the first quarter of 2014, we believe that each of the technical indicators were at favorable levels.

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

Portfolio Company Characteristics and Investment Features

We focus on acquiring equity securities that are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  We may also invest in convertible debt securities, which we refer to as equity-linked securities, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  As of March 31, 2014, our portfolio company investments were composed of investments in the form of preferred stock that is convertible into common stock, common stock, subordinated convertible bridge notes, and warrants exercisable into preferred or common stock.  We made our first investments in convertible bridge notes of BrightSource Energy, Inc. and SilkRoad, Inc. in the third quarter of 2013.  BrightSource and SilkRoad were both existing portfolio companies.  During the first quarter of 2014, we also invested in the convertible bridge notes of Agilyx Corporation, an existing portfolio company.

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

Of the 21 portfolio company investments we have made through March 31, 2014, at the time of our initial investment in these companies, 18 of these initial investments represented the portfolio company’s most senior preferred stock, two of these initial investments represented common shares where the portfolio company had only common stock outstanding, and in one initial investment in common stock which we acquired from the portfolio company’s employees, the company had preferred stock outstanding at the time of our initial investment.

Our portfolio companies are generally permitted to undertake subsequent financings in which they may issue equity securities or incur debt that ranks equally with, or senior to, the equity securities in which we invest.  In such cases, debt securities may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies, and the holders of more senior classes of preferred stock would typically be entitled to receive full or partial payment in preference to any distribution to us.  As of March 31, 2014, and as a result of subsequent financings, of our 15 private portfolio companies, we hold the most senior preferred equity in eight of these companies (of which two of our investments have a pari passu preference with a subsequently issued series of preferred stock).

We target our pre-IPO investing activities in later-stage, emerging growth, technology companies.  The financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round.  In addition, we have been the lead investor in seven of our 21 portfolio company investments.

Four of our portfolio companies that we held at March 31, 2014 had 2012 revenue of $100 million or more, and the median company in our portfolio as of March 31, 2014 had 2012 revenue of approximately $64 million.  Excluding Millennial Media, eight of our portfolio companies that we held at March 31, 2014 had 2013 revenue of $100 million or more, and the median company in our portfolio as of March 31, 2014 had 2013 revenue of approximately $79 million.  The median trailing 12-month revenue for venture capital-backed companies at the time of their IPO was $60 million in the year ended December 31, 2013, $104 million in 2012 and $74 million in 2011.  The 2012 and 2013 revenue figures are based on the audited, estimated or unaudited financial results provided to us for the fiscal years ending in 2012 and 2013.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  At the time of initial investment, we had negotiated some form of structural protection in 11 of our 21 total portfolio companies made through March 31, 2014, which represented an aggregate of $40.5 million in initial investments.

Three portfolio companies in which we had structural protection, NeoPhotonics, LifeLock and Tremor Video, have completed IPOs, one portfolio company in which we had structural protection, Corsair Components, Inc. was sold to a private equity firm, and one portfolio company in which we had structural protection, Jumptap, Inc., completed a merger with Millennial Media, Inc. (NYSE: MM).  Of our investments in 15 private portfolio companies as of March 31, 2014, we continue to have some structural protection with respect to investments in five of these portfolio companies, which represented $19 million in initial investments.  However, there is no assurance that the structural protection in these five investments will remain intact or will not be compromised by either a subsequent financing or sale/merger transaction, or other considerations.

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

We also believe that some of our portfolio companies may elect to complete a strategic merger or sale in lieu of an IPO.  For instance, Corsair filed a registration statement for an IPO and attempted to complete an IPO, but was eventually sold to a private equity firm in the second quarter of 2013.  We were able to fully dispose of our interest in Corsair, which we acquired in July 2011, as part of this sale transaction.  In addition, Jumptap, which we acquired in June 2012, completed a merger with Millennial Media, a publicly traded company, on November 6, 2013.  At the closing of the merger, in exchange for our Jumptap Series G preferred stock, we received 1,247,893 shares of Millennial Media’s common stock, which Millennial Media has registered for resale under an effective registration statement.  On February 5, 2014, the lockup restrictions expired on 415,964 shares of common stock in Millennial Media held by us.  During the three months ended March 31, 2014, we sold 415,964 shares of Millennial Media common stock and, following such sales, we held 831,929 shares of Millennial Media common stock which were subject to certain lockup restrictions or held in escrow for potential indemnity claims.  Beginning on or about May 5, 2014, we may sell an additional 696,735 shares of Millennial Media.  At the closing of the merger, we were required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations.  In the case of a strategic sale or merger involving one of our portfolio companies, it is possible that we may be able to dispose of our positions before our targeted four-year holding period.

Two of our private portfolio companies recently filed registration statements for an IPO.  TrueCar publicly filed its registration statement on April 4, 2014, approximately 2.5 years following our $3 million common stock investment.  Zoosk publicly filed its registration statement on April 16, 2014, approximately 2.2 years following our $3 million Series E convertible preferred stock investment.

As of March 31, 2014, the average holding period of our 17 portfolio companies was 2.5 years from our initial investment date, and the weighted-average holding period (based on the investment cost and holding period of each of our portfolio company securities as of March 31, 2014) was 2.2 years.

The following table presents the total invested capital (including any follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of March 31, 2014.  As of March 31, 2014, 89.6% of our $54.0 million of net invested capital was made in the 2011 and 2012 vintage years.

	Number of Portfolio	Total	Percent of Total	Dispositions of Portfolio Company	Net	Percent of Net
	Company	Invested	Invested	Positions	Invested	Invested
Vintage Year1	Investments	Capital2	Capital	(Cost Basis)	Capital	Capital

2010	4	$5,686,936	8.4%	$(3,080,750)	$2,606,186	4.8%
Average Investment per Portfolio Company		$1,421,734
2011	10	$31,564,210	46.6%	$(4,000,080)	$27,564,130	51.0%
Average Investment per Portfolio Company		$3,156,421
2012	6	$27,499,993	40.6%	$(6,666,664)	$20,833,329	38.6%
Average Investment per Portfolio Company		$4,583,332
2013	1	$3,000,000	4.4%	$-	$3,000,000	5.6%
Average Investment per Portfolio Company		$3,000,000
Total	21	$67,751,140	100.0%	$(13,747,494)	$54,003,646	100.0%
Average Investment per Portfolio Company		$3,226,245

1 Vintage year is based on the initial investment date of each portfolio company.
2 Includes follow-on investments in a portfolio company that may have been made after the vintage year.

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

Net Realized Gains

During the three months ended March 31, 2014, we sold 415,964 shares of Millennial Media common stock with an aggregate cost basis of $1,666,664 for total net proceeds of $2,952,510, resulting in net realized gains of $1,285,846.  Following such sales, we still hold 831,929 shares of Millennial Media common stock which are subject to certain lockup restrictions or are held in escrow for potential indemnity claims.  The following table summarizes the realized gains and losses from our disposition of portfolio company investments (including the partial sale of our position in Millennial Media) from inception through March 31, 2014 and the related portfolio company returns.  Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses.

	Quarter of	Weighted
	Complete	Average			Total	Total	Internal
Portfolio	Disposition of	Holding Period	Investment	Realized	Return	Rate of	Rate of
Company	Interest	(Years)1	Amount	Gain (Loss)	Multiple2	Return3	Return (IRR)4

Millennial Media, Inc.	n/a	1.6	$1,666,664	$1,285,846	1.77x	77%	43%

Corsair Components, Inc.	Q2 2013	1.8	$4,000,080	$675,317	1.17x	17%	9%

LifeLock, Inc.	Q2 2013	1.1	$5,000,000	$3,675,041	1.74x	74%	66%

Solazyme, Inc.	Q2 2013	1.8	$2,080,750	$453,452	1.22x	22%	12%

NeoPhotonics Corp.	Q3 2012	2.6	$1,000,000	$(121,428)	0.88x	-12%	-5%

Total		1.6	$13,747,493	$5,968,227	1.43x	43%	24%
					Weighted-Average Return Multiple and Rates of Return

1 The weighted-average holding period is calculated based on the total investment amount and holding period of each disposition of shares.

2 Total return multiple on a portfolio company investment is determined by dividing the net proceeds realized from the disposition of such investment by the aggregate cost of such investment.   The weighted-average total return multiple is determined by dividing the aggregate net proceeds from the disposition of all disposed portfolio companies by the aggregate investment cost of all disposed portfolio companies.

3 Total rate of return on a portfolio company investment is determined by dividing the net gain or loss realized from the disposition of such investment by the aggregate cost of such investment.  The total rate of return is not annualized.  The weighted-average total rate of return is determined by dividing the aggregate net gains and losses realized from the disposition of all disposed portfolio company investments by the aggregate cost of all disposed portfolio company investments.  The weighted-average total rate of return is not annualized.

4 Internal rate of return is the annualized rate of return on a portfolio company investment taking into account the amount and timing of all cash flows related to such portfolio company investment including the initial investment, any follow-on investment and the net proceeds from the disposition of such investment.  The weighted-average internal rate of return is the annualized rate of return on all disposed portfolio company investments taking into account the amount and timing of the cash flows related to all disposed portfolio company investments (as a group).

These returns represent historical results.  Past performance is not a guarantee of future results.

Distributions

Dividend History

Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution.  All distributions are paid at the discretion of our Board of Directors.  Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not typically expect to generate net ordinary income from which we could make distributions to our stockholders.  The amount of distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

The following table summarizes our dividends declared for the first quarter of 2014 and the years 2011, 2012 and 2013:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution

2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains (2)
Total - 2014 Dividends			0.10

2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	$0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49

2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03

2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13

Total - Cumulative			$0.75

(1)	This dividend was paid in cash and shares of our common stock. Please see the discussion immediately following this table for more detail about the composition of this dividend.

(2)
The determination of the tax attributes of the 2014 dividends will be made as of the end of 2014 based upon our net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of 2014 dividends for a full year. If we determined the tax attributes of our 2014 dividends as of March 31, 2014, all of such dividends would be from long-term capital gains.

(3)
Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013.  For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.

(4)
The February 2011 distribution was a special cash distribution based on the unrealized appreciation we had recorded on our NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.

On February 20, 2014, our Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014, to common stockholders of record on March 6, 2014.  Stockholders had the option to receive payment of the dividend in cash or in shares of our common stock, provided that the aggregate cash payable to all stockholders was limited to $238,722, or 25% of the aggregate dividend amount.

Based on stockholder elections, the dividend consisted of $238,722 in cash and 119,157 shares of newly-issued common stock, or 1.2% of our outstanding common stock prior to the dividend payment.  The amount of cash elected to be received was greater than the cash limit of 25% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.  The number of shares of common stock comprising the stock portion was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of our common stock on April 7, 8 and 9, 2014.  See “—Stock Distributions” below.  As of March 31, 2014, on a pro forma basis after giving effect to the payment of the first quarter 2014 cash and stock dividend, our net asset value per share would have been $7.32 based on 9,668,059 shares of common stock outstanding, compared to our actual net asset value per share of $7.34 as of March 31, 2014.

Quarterly Distribution Policy

On February 20, 2014, our Board of Directors adopted a quarterly distribution policy where we intend to pay regular quarterly distributions to our stockholders based on our estimated net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for the year.  Our Board of Directors also determined that it intends to pay the regular quarterly distributions under our quarterly distribution policy in cash or shares of our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.

In accordance with our quarterly distribution policy, on February 20, 2014, our Board of Directors also declared a regular distribution for the second and third quarter of 2014 in each the amount of $0.10 per share.  The record and payment dates for these distributions are as follows:

Regular Dividend	Amount per Share	Record Date	Payment Date
Second Quarter	$0.10	May 8, 2014	June 17, 2014
Third Quarter	$0.10	August 11, 2014	September 18, 2014

Each of these quarterly distributions will be paid in cash or shares of our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.

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

During the three months ended March 31, 2014, we had net realized gains of $1,285,846 resulting from our sale of 415,964 shares of Millennial Media common stock.  Our first quarter 2014 dividend, which was paid on April 14, 2014, totaled $954,890.  This first quarter 2014 dividend was paid $238,722 in cash and 119,157 shares of newly-issued common stock, at a price per share of $6.0103.

We determine the tax attributes of our distributions as of the end of the calendar year based upon our net realized gains for the full year and distributions paid during the full year.   Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.  If we determined the tax attributes of our first quarter 2014 distribution as of March 31, 2014, 100% would be from long-term realized gains, 0% would be from ordinary income, and 0% would be a return of capital.

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

Stock Repurchases

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5 million for a period of six months, which was subsequently extended until May 8, 2013.  On April 25, 2013, our Board of Directors further extended the stock repurchase program until November 8, 2013.  On October 24, 2013, our Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  Since inception of the stock repurchase program, we have repurchased a total of 448,441 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of March 31, 2014.  We have accounted for the repurchases of our common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.  Although we discontinued our stock repurchase program in October 2013, as and when we have access to additional capital that does not impair our ability to make additional portfolio company investments, our Board of Directors may consider reauthorizing a stock repurchase program.

Business Development Company Industry and Our Equity Focus

Based on our research, as of March 31, 2014, there were 47 publicly traded business development companies (“BDCs”), 43 of which were income oriented, and four of which were focused on capital appreciation.  In addition to us, the other BDCs focused on capital appreciation with relatively comparable market capitalizations are Firsthand Technology Value Fund (Nasdaq:  SVVC), GSV Capital Corp. (Nasdaq:  GSVC) and Harris & Harris Group, Inc. (Nasdaq:  TINY).  Of the 47 publicly traded BDCs, as of March 28, 2014, the average price/NAV was 99% and the median price/NAV was 97%, and 20 BDCs (or 43%) were either trading at parity or above net asset value (“NAV”).  Of the four comparable capital appreciation-focused BDCs including us, the price/NAV ranged from 68% to 91%, with an average price/NAV of 78%, and 80% price/NAV for us, based on a March 28, 2014 closing price of $6.09 and a December 31, 2013 NAV of $7.65.  We had a price/NAV of 83% based on our March 31, 2014 closing price and NAV of $6.11 and $7.34, respectively.

Across the entire BDC category as of March 28, 2014, the average dividend yield over the preceding 12 months was 8.2%, and the median yield was 8.9%.  We are one of two BDCs among the four comparable ones focused on capital appreciation that paid a distribution to stockholders in the 12 months ended March 31, 2014.  As of March 31, 2014, the dividend yield on our common stock for the 12 months ended March 31, 2014 was 9.7%, which is calculated as the total dividends of $0.59 per share declared by us for such period divided by our $6.11 per share closing stock price as of March 31, 2014.

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

Recent Portfolio Activity and Discount to Net Asset Value

As of March 31, 2014, we have disposed of our entire position in three of our four portfolio companies that have completed IPOs.  We also own shares of common stock of Millennial Media, a publicly traded company, as a result of its acquisition of Jumptap in a merger transaction which was completed November 6, 2013.  During the three months ended March 31, 2014, we had net realized gains of $1,285,846 resulting from our sale of 415,964 shares of Millennial Media common stock.  Following such sales, we still hold 831,929 shares of Millennial Media common stock which are subject to certain lockup restrictions or are held in escrow for potential indemnity claims.  Beginning on or about May 5, 2014, we may sell an additional 696,735 shares of Millennial Media.  At the closing of the merger, we were required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations.  The other publicly traded company in our portfolio as of March 31, 2014 is Tremor Video, which completed its IPO on June 26, 2013.  The lockup restrictions on our shares of Tremor Video’s common stock expired in late December 2013.  We have not sold any of our shares of Tremor Video.  We also sold our entire position in Corsair in connection with Corsair’s sale of a majority interest to a private equity firm.  Accordingly, as of March 31, 2014, approximately 31% of our 21 portfolio company investments (measured by our cost) have been sold by us or have completed an IPO or merger/sale.  Because of the inherent uncertainty associated with completing IPOs, there is little that we can do to forecast if and when any of our private portfolio companies will be able to successfully complete IPOs, if at all.  In addition, we may not be advised by our portfolio companies of specific sale or merger plans and, in the event we are so advised, we are generally prohibited from disclosing such merger or sale plans until they are publicly disclosed by our portfolio company.

We believe a combination of factors has put selling pressure on our stock, including:  (i) the market response to our recent rights offering which caused our stock price to fall from $7.05 per share on November 5, 2013, the date the rights offering was announced, to $5.95 per share on December 16, 2013, the expiration date of the rights offering, (ii) the fact that 55.8% of our net invested capital as of March 31, 2014 represents investments in vintage year 2010 and 2011 portfolio companies—or holding periods in excess of three and two years, respectively, (iii) the fact we have experienced write downs in some of our investments, particularly aggregate net unrealized depreciation of $5.5 million on our energy and recycling-focused portfolio companies,  (iv) the fact that we have been unable to generate net realized gains in either 2012 or 2013 at levels which exceed our operating expenses for such years, (v) as a result of repurchases of our own shares under our stock repurchase program, our net assets decreased and our operating expense ratio correspondingly increased, (vi) the fact that most of our private companies are under $1 billion in enterprise value and therefore not highly publicized, and (vii) to date there has been limited public visibility with respect to our private portfolio companies completing an IPO or sale/merger in the future.  We believe our private-to-public valuation arbitrage strategy requires further patience in light of the fact that our vintage year 2011 and 2012 portfolio companies, which represent 89.6% of our $54.0 million in invested capital as of March 31, 2014, continue to make progress towards an IPO or sale/merger, which if they are successful in doing so, would potentially allow us to dispose of these positions, on average, at our targeted 2x return and within our anticipated four-year holding period.

Our Board of Directors is focused on the current discount between our stock price and net asset value, and we have taken, and continue to take, active steps to try to eliminate this discount to net asset value over time.  These steps include an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, continuing to present us to the investment community at various investor conferences, and holding one-on-one meetings with institutional investors.  During 2012 and 2013, we also made $3.0 million of repurchases of shares our common stock that were accretive to net asset value.  Although we discontinued our stock repurchase program in October 2013, as and when we have access to additional capital that does not impair our ability to make additional portfolio company investments, our Board of Directors may consider reauthorizing a stock repurchase program.

On February 20, 2014, our Board of Directors adopted a quarterly distribution policy and determined to pay our distributions in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.    By adopting a policy to provide quarterly distributions based on our estimated net capital gains, we believe that our shares may trade at smaller discounts or even premiums to our net asset value.  Further, we believe our quarterly distribution policy will provide a measurable performance target for our investment adviser to generate net capital gains greater than the quarterly distribution amount, which we intend to monitor quarterly.  During the three months ended March 31, 2014, we had net realized gains of $1,285,846 which exceeded our first quarter 2014 dividend of $954,890 paid on April 14, 2014.  This first quarter 2014 dividend was paid $238,722 in cash and 119,157 shares of newly-issued common stock, at a price per share of $6.0103, which represented 1.2% of our outstanding common stock prior to the dividend payment.  We also believe that by paying a portion of dividends in shares of our common stock, while potentially being dilutive to our net asset value, will allow us to make additional portfolio company investments with the potential to achieve our targeted returns, increase our capital base and lower our operating expenses per share, and potentially achieve a higher market capitalization with potentially greater liquidity.  We believe both our quarterly distribution policy and our stock distributions may make our common stock more attractive to investors and help reduce or eliminate our discount to net asset value.

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

In the first quarter of 2014, there were 64 IPOs priced in the U.S. that raised an aggregate of $10.6 billion in gross proceeds (or a median IPO size of $91 million), compared to 70 IPOs in the fourth quarter of 2013 that raised an aggregate of $23.0 billion in gross proceeds (or a median IPO size of $178 million) and 31 IPOs in the first quarter of 2013 that raised an aggregate of $7.6 billion in gross proceeds (or a median IPO size of $105 million).

There were 40 venture capital-backed IPOs in the first quarter of 2014 that raised an aggregate of $3.2 billion in gross proceeds (or an average of $80 million), compared to 25 venture capital-backed IPOs in the fourth quarter of 2013 that raised an aggregate of $4.6 billion in gross proceeds (or an average of $184 million).  Venture capital-backed IPO activity in the first quarter of 2014 was up from the first quarter of 2013 when eight venture capital-backed IPOs were completed raising an aggregate of $600 million in gross proceeds for an average of $75 million.

The U.S. IPO market in 2013 was the best year since 2000, when 406 IPOs were completed.  In 2013, a total of 222 companies completed IPOs in U.S., compared to a total of 128 IPOs completed in all of 2012.  The 222 IPOs completed in 2013 exceeded the 216 IPOs completed in 2004, the highest level of completed IPOs in the last 10 years.  These positive trends in the U.S. IPO market have continued in the first quarter of 2014 with 64 companies completing IPOs, the highest first quarter activity since 2000 and more than double the number of IPOs in the first quarter of 2013.

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

As of March 31, 2014, the VIX Index closed at 13.9, with a high and low during the three months ended March 31, 2014 of 21.4 and 12.1, respectively.  The average daily VIX Index closing value for the three months ended March 31, 2014 was 14.8, and the 10-year average (2003-13) was 20.3.  For the three months ended March 31, 2014, the average U.S. IPO return was 25.3%, compared to a return of 1.3% for the S&P 500 for the same period.  As of the end of the first quarter of 2014, all of the technical indicators that we believe drive IPO issuance activity were at favorable levels.

Portfolio Composition

The total value of our investments in 17 portfolio companies was $57.7 million at March 31, 2014, compared to $62.0 million at December 31, 2013 in 17 portfolio companies.  During the three months ended March 31, 2014, we invested $132,942 in the first tranche closing of subordinated convertible bridge notes of Agilyx, an existing portfolio company.  On April 1, 2014, we also completed a $99,707 investment in the second tranche closing of subordinated convertible bridge notes of Agilyx.  We also are committed to make an additional $99,707 investment in a third and final tranche closing of subordinated convertible bridge notes of Agilyx, which is expected to close on or about April 28, 2014. As of March 31, 2014, we had capital available for two additional portfolio company investments of about $3 million each.  Beyond this, unless we are able to raise additional capital or we have realizations on our existing investments, we have limited capital to make additional portfolio company investments.

The following table summarizes the investment cost, net proceeds and realized gains for the portfolio company positions sold by us during the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
Portfolio Company	Investment Cost	Net Proceeds	Realized Gain (Loss)

Millennial Media, Inc. (partial sales in Feb 2014)	$1,666,664	$2,952,510	$1,285,846

Total	$1,666,664	$2,952,510	$1,285,846

Our dispositions of Millennial Media, a publicly traded portfolio company, were made in open market transactions.

Our investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$33,458,933	$41,000,000	71.04%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	-	360,000	0.62%	-	230,000	0.37%
Common Stock	11,262,385	5,840,000	10.12%	8,862,385	5,370,000	8.67%
Common Stock Warrants	610,860	1,480,000	2.56%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	1,401,364	1,498,388	2.60%	1,242,569	1,242,569	2.00%

Subtotal - Private Portfolio Companies	46,733,542	50,178,388	86.94%	46,574,747	50,422,569	81.36%

Publicly Traded Portfolio Companies:
Common Stock	7,333,333	7,538,111	13.06%	8,999,996	11,554,236	18.64%

Total - Private and Publicly Traded Portfolio Companies	$54,066,875	$57,716,499	100.00%	$55,574,743	$61,976,805	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2014 and 2013 for:  (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments held at the end of each period.

	Three Months Ended
	March 31, 2014		March 31, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Period
Millennial Media, Inc. (partial sale of interests in February 2014)	$1,285,846	$(1,024,748)	$-	$-

Subtotal - Portfolio Company Investments Sold During Period	1,285,846	(1,024,748)	-	-

Portfolio Company Investments Held at End of Period	-	(1,727,690)	-	1,257,077

Total - All Portfolio Companies	$1,285,846	$(2,752,438)	$-	$1,257,077

As of March 31, 2014, the cost, value and unrealized appreciation (or write-up) of each of our portfolio companies held at March 31, 2014 is set forth below.

	March 31, 2014

				Write-Up
Portfolio Company	Cost	Value	Write-Ups	as % of Cost

Xtime, Inc.	$3,000,000	$5,950,000	$2,950,000	98%
SilkRoad, Inc.	6,048,667	8,748,667	2,700,000	45%
Zoosk, Inc.	2,999,999	5,560,000	2,560,001	85%
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	54%
Millennial Media, Inc.	3,333,332	5,066,115	1,732,783	52%
Glam Media, Inc.	4,999,999	5,750,000	750,001	15%
TrueCar, Inc.	2,999,996	3,720,000	720,004	24%
Kabam, Inc.	1,328,860	1,770,000	441,140	33%
Harvest Power, Inc.	2,499,999	2,550,000	50,001	2%
Deem, Inc.	3,000,000	3,000,000	-	0%

Total	$34,210,852	$48,254,782	$14,043,930	41%

As of March 31, 2014, the cost, value and unrealized depreciation (or write-down) of each of our portfolio companies held at March 31, 2014 is set forth below.

	March 31, 2014

				Write-Down
Portfolio Company	Cost	Value	Write-Downs	as % of Cost

MBA Polymers, Inc.	$2,000,000	$1,570,000	$(430,000)	-22%
Livescribe, Inc.	606,187	-	(606,187)	-100%
Suniva, Inc.	2,500,007	1,620,000	(880,007)	-35%
BrightSource Energy, Inc.	3,116,852	1,779,721	(1,337,131)	-43%
Tremor Video, Inc.	4,000,001	2,471,996	(1,528,005)	-38%
Stoke, Inc.	3,500,000	790,000	(2,710,000)	-77%
Agilyx Corporation	4,132,976	1,230,000	(2,902,976)	-70%

Total	$19,856,023	$9,461,717	$(10,394,306)	-52%

For additional discussion of the change in net unrealized appreciation (depreciation) on our portfolio company investments during the three months ended March 31, 2014, see “—Results of Operations” below.

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

Tremor Video, Inc.  On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”).  Our investment in Tremor Video was part of a $37 million Series F preferred stock offering.  Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to major brand advertisers and publishers of Web videos.  On June 26, 2013, Tremor Video priced its IPO at $10.00 per share.  The shares of Tremor Video’s common stock began trading on the New York Stock Exchange under the ticker symbol “TRMR” on June 27, 2013.  In connection with Tremor Video’s IPO, the Series F preferred stock we held automatically converted into 599,999 shares of Tremor Video’s common stock, based on an adjusted conversion price of $6.67 per share.  The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.5x our investment cost.  The lockup restrictions on our shares of Tremor Video’s common stock expired in late December 2013.  As of March 31, 2014, we continue to hold 599,999 shares of Tremor Video’s common stock.

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

Jumptap was acquired in a merger with Millennial Media, a publicly traded company, on November 6, 2013.  At the closing of the merger, in exchange for our Jumptap Series G preferred stock, and based on the Series G liquidation preference of 1.75x our investment cost, we received 1,247,893 shares of Millennial Media’s common stock, which Millennial Media has registered for resale under an effective registration statement.  On February 5, 2014, the lockup restrictions expired on 415,964 shares of common stock in Millennial Media held by us.  During the three months ended March 31, 2014, we sold 415,964 shares of Millennial Media common stock and, following such sales, we held 831,929 shares of Millennial Media common stock which were subject to certain lockup restrictions or held in escrow for potential indemnity claims.  Beginning on or about May 5, 2014, we may sell an additional 696,735 shares of Millennial Media.  At the closing of the merger, we were required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations.

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

On July 10, 2013, we agreed to purchase up to $205,193 of subordinated convertible bridge notes of BrightSource under a $35 million credit facility with existing investors.  On July 17, 2013, we purchased $87,940 of convertible notes under a first drawdown of $15 million under the credit facility.  On August 14, 2013, we purchased $58,627 of convertible notes under a second drawdown of $10 million under the credit facility.  A third and final drawdown of $10 million occurred on October 10, 2013 in which we purchased an additional $58,627 of convertible notes.  The notes have payment-in-kind (“PIK”) interest which accrues at a rate of 11.5% per annum.  Principal and accrued interest is due upon the earlier of July 10, 2014, the closing of a new equity financing of at least $30 million (a “qualified financing”), or a change of control.  At the closing of a qualified financing, and with the consent of a majority of the note holders, the notes (including accrued interest) automatically convert, at the holder’s election, into either:  (i) shares of Series 1 preferred stock, or (ii) the preferred stock issued in the qualified financing.  Existing holders of Series 1 and Series 1A preferred stock who did not participate pro rata in the credit facility had their shares of Series 1 and 1A preferred stock converted into common stock.  For each $1 of convertible notes purchased by an investor under the credit facility, the investor had an option to exchange one share of Series 1A preferred stock for 1/15th of a share of Series 1 preferred stock, with the option exercisable for 60 days following each drawdown.  Based on the three drawdowns, we exchanged a total of 205,170 shares of Series 1A preferred stock for a total of 13,678 shares of Series 1 preferred stock.  Investors purchasing more than their pro rata amount under the credit facility received two-thirds of a share of Series 1 preferred stock for each $1 of oversubscription, with such shares being issued at each drawdown.  For our oversubscription in the three drawdowns, we received 8,429 shares of Series 1 preferred stock.

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

TrueCar, Inc.  On September 26, 2011, we completed a $2,999,996 investment in the common stock of TrueCar, Inc. (“TrueCar”).  Our investment in TrueCar was part of a $50 million common stock offering.  Subsequent to the initial closing of the common stock offering, TrueCar raised an additional $14 million from other investors from the sale of its common stock on the same price and terms as our investment.  Founded in 2005 and based in Santa Monica, California, TrueCar empowers car buyers by giving them transparent insight into what others actually paid, upfront pricing info, a guaranteed savings certificate, and a connection to a trusted TrueCar Certified Dealer to seamlessly complete the car purchase.  On November 22, 2013, TrueCar completed a $30 million Series A convertible preferred stock round in which we did not participate. On April 4, 2014, TrueCar filed a registration statement on Form S-1 for an IPO.

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

During the three months ended March 31, 2014, we invested $132,942 in the first tranche closing of subordinated convertible bridge notes of Agilyx.  On April 1, 2014, we also completed a $99,707 investment in the second tranche closing of the subordinated convertible bridge notes.  We also are committed to make an additional $99,707 investment in a third and final tranche closing of subordinated convertible bridge notes, which is expected to close on or about April 28, 2014.  All shares of preferred stock were converted into common stock as part of the convertible bridge note financing, however, preferred stockholders who invest their pro rata amount in the convertible bridge note financing may exchange their converted common stock into the same preferred stock previously held.

Zoosk, Inc.  On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”).  Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering.  Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities.  On April 16, 2014, Zoosk filed a registration statement on Form S-1 for an IPO.

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

Set forth below are the results of operations for the three months ended March 31, 2014 and 2013.

Comparison of Three Months ended March 31, 2014 and 2013

Investment Income. For the three months ended March 31, 2014 and 2013, we earned interest and dividend income from cash and cash equivalents of $712 and $400, respectively.  During the three months ended March 31, 2014, we also earned PIK interest of $25,852 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx.  Except as set forth above, we did not earn any other investment income during the three months ended March 31, 2014 and 2013.

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

The following table shows our PIK loan activity for the three months ended March 31, 2014 and 2013, at cost:

	Three Months Ended
	March 31,
	2014	2013

Beginning PIK loan balance	$1,242,569	$-
Addition of PIK loans during period	132,942	-
PIK interest accreted to principal during period	25,852	-
Payments received from PIK loans during the period	-	-

Ending PIK loan balance	$1,401,363	$-

During the three months ended March 31, 2014, we invested in the subordinated convertible bridge notes of Agilyx, an existing portfolio company.

The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of March 31, 2014, we were accruing PIK interest on each of our subordinated convertible bridge notes, and none of our subordinated convertible bridge notes were on non-accrual status.

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

Operating expenses for the three months ended March 31, 2014 and 2013 were $593,239 and $1,301,064, respectively, a decrease of $707,825 compared to the prior period.  A summary of the items comprising the decrease in our operating expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is set forth in the table below.

	Three Months Ended
	March 31,	March 31,	Increase /
	2014	2013	(Decrease)
Operating Expenses
Base management fees	$372,904	$366,549	$6,355
Incentive fees	(293,318)	251,415	(544,733)
Administrative expenses allocated from investment adviser	164,763	174,247	(9,484)
Legal and professional fees	164,526	196,072	(31,546)
Directors fees	25,000	40,000	(15,000)
Stock transfer agent fees	12,856	19,322	(6,466)
Custody fees	1,500	1,500	-
Public and investor relations expenses	16,167	48,602	(32,435)
Marketing and advertising expenses	20,897	4,761	16,136
Printing and production expenses	9,528	55,203	(45,675)
Postage and fulfillment expenses	8,453	23,911	(15,458)
Travel expenses	25,560	37,878	(12,318)
General and administrative expenses	64,403	81,604	(17,201)

Total Operating Expenses	$593,239	$1,301,064	$(707,825)

The increase of $6,355 in base management fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was the result of an increase in our gross assets on which the base management fee is calculated.

The decrease of $544,733 in incentive fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was the result of a decrease of $2,752,438 in net unrealized appreciation and $1,285,846 of net realized gain on our portfolio company investments during the three months ended March 31, 2014, compared to an increase of $1,257,077 in net unrealized appreciation on our portfolio company investments during the three months ended March 31, 2013.  See “—Investment Advisory and Administrative Services Agreement” below.

The decrease of $9,484 in administrative expenses allocated from our investment adviser for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of a decrease in the allocation to us of salary and benefit expenses associated with our management and administration.

The decrease of $31,546 in legal and professional fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of decreases in expenses for audit and third party valuation services, partially offset by increases in Sarbanes Oxley consulting services and legal fees.

The decrease of $15,000 in directors’ fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was the result of a reduction in the size of our Board of Directors in the second quarter of 2013 and a revised compensation program for our non-interested directors which became effective July 1, 2013.

The decrease of $6,466 in stock transfer agent fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was the result of a reduction in certain ancillary services during the three months ended March 31, 2014.

The decrease of $32,435 in public and investor relations fees during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of the expiration of the service contract with our retainer fee-based public relations firm in 2013, which was not extended.

The increase of $16,136 in marketing and advertising for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of an increase in spending on web-based and social media advertising under our ongoing corporate branding and awareness campaign.

The decreases of $45,675 in printing and production expenses and $15,458 in postage and fulfillment expenses during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were primarily the result of decreased printing and production volume of investor and marketing materials and the printing and delivery costs of our proxy materials which will be incurred in the second quarter of 2014 as compared to the first quarter of 2013 in the prior period.

The decrease of $12,318 in travel expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was the result of a reduction in travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors.

The decrease of $17,201 in general and administrative expenses during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily the result of decreases in director and officer liability insurance premiums, database and information services and website design improvement costs, partially offset by increases in seminar and conference fees and computer hardware and software costs.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began prior to the listing of our common stock on the Nasdaq Capital Market in December 2011.  We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets from time to time to raise additional capital to fund additional portfolio company investments.  We have taken, and continue to take, active steps to try to eliminate, over time, the current discount between our stock price and our net asset value.  These steps include repurchases under our stock repurchase program, which was discontinued in October 2013, that were accretive to net asset value, an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, continuing to present us to the investment community at various investor conferences, and holding one-on-one meetings with institutional investors.  While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in us and an active trading market for our shares and reduce or eliminate our current discount to net asset value.

Our operating expenses (excluding base management fees and incentive fees) for the three months ended March 31, 2014 and 2013 were $513,653 and $683,100, respectively, a decrease of $169,447 compared to the prior period.  This decrease was primarily related to decreases in printing and production expenses, public and investor relations expenses and legal and professional fees, which were partially offset by increases in marketing and advertising expenses.  We are currently projecting operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2014 of about $2.0 million based on our current capital base, which is consistent with approximately $2.1 million for 2013 and 2012.

Net Investment Loss.  Net investment losses for the three months ended March 31, 2014 and 2013 were $566,675 and $1,300,664, respectively.  The decrease of $733,989 in net investment loss for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily attributable to decreases in accrued incentive fees, printing and production expenses, public and investor relations expenses, and legal and professional fees, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.06 for the three months ended March 31, 2014 compared to basic and diluted net investment loss per common share outstanding of $0.14 for the three months ended March 31, 2013.

Net Realized Gains on Investments.  For the three months ended March 31, 2014 and 2013, net realized gains on investments totaled $1,285,846 and $0, respectively.  During the three months ended March 31, 2014, we sold 415,964 shares of Millennial Media common stock and, following such sales, we held 831,929 shares of Millennial Media common stock which were subject to certain lockup restrictions or held in escrow for potential indemnity claims.

Net Increase (Decrease) in Unrealized Appreciation on Investments.  For the three months ended March 31, 2014, the net decrease in unrealized appreciation on investments totaled $2,752,438.  For the three months ended March 31, 2013, the net increase in unrealized appreciation on investments totaled $1,257,077.

The following table summarizes the cost and value of our portfolio company investments as of March 31, 2014 and December 31, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $2,752,438 for the three months ended March 31, 2014, or $0.29 per common share outstanding during the period.

	March 31, 2014			December 31, 2013				Change In
							Change In	Unrealized
Portfolio Company	Cost	Value	Unrealized Appreciation (Depreciation)	Cost	Value	Unrealized Appreciation (Depreciation)	Unrealized Appreciation (Depreciation)	Appreciation (Depreciation) Per Share1

Xtime, Inc.	$3,000,000	$5,950,000	$2,950,000	$3,000,000	$5,830,000	$2,830,000	$120,000	$0.01
SilkRoad, Inc.	6,048,667	8,748,667	2,700,000	6,028,667	8,608,667	2,580,000	120,000	0.01
Zoosk, Inc.	2,999,999	5,560,000	2,560,001	2,999,999	5,650,000	2,650,001	(90,000)	(0.01)
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	6,140,000	2,140,000	-	-
Millennial Media, Inc.2	3,333,332	5,066,115	1,732,783	4,999,995	8,074,242	3,074,247	(1,341,464)	(0.14)
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,750,000	750,001	-	-
TrueCar, Inc.	2,999,996	3,720,000	720,004	2,999,996	3,720,000	720,004	-	-
Kabam, Inc.	1,328,860	1,770,000	441,140	1,328,860	1,620,000	291,140	150,000	0.02
Harvest Power, Inc.	2,499,999	2,550,000	50,001	2,499,999	2,770,000	270,001	(220,000)	(0.02)
Deem, Inc.	3,000,000	3,000,000	-	3,000,000	3,000,000	-	-	-
MBA Polymers, Inc.	2,000,000	1,570,000	(430,000)	2,000,000	1,530,000	(470,000)	40,000	*
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-	-
Suniva, Inc.	2,500,007	1,620,000	(880,007)	2,500,007	1,330,000	(1,170,007)	290,000	0.03
BrightSource Energy, Inc.	3,116,852	1,779,721	(1,337,131)	3,111,033	1,693,902	(1,417,131)	80,000	0.01
Tremor Video, Inc.	4,000,001	2,471,996	(1,528,005)	4,000,001	3,479,994	(520,007)	(1,007,998)	(0.10)
Stoke, Inc.	3,500,000	790,000	(2,710,000)	3,500,000	940,000	(2,560,000)	(150,000)	(0.02)
Agilyx Corporation	4,132,976	1,230,000	(2,902,976)	4,000,000	1,840,000	(2,160,000)	(742,976)	(0.08)

Total	$54,066,875	$57,716,499	$3,649,624	$55,574,743	$61,976,805	$6,402,062	$(2,752,438)	$(0.29)

* Per share amounts less than $0.01.

1 Per share amounts based on weighted-average shares outstanding of 9,548,902 during the three months ended March 31, 2014.

2 Shares in common stock of Millennial Media were received in exchange for shares of preferred stock of Jumptap, Inc. pursuant to a merger which was completed November 6, 2013.

The net increase in unrealized depreciation in Tremor Video, a publicly traded company, during the three months ended March 31, 2014 reflects the change in market prices for this portfolio company.  The net decrease in unrealized appreciation in Millennial Media, also a publicly traded company, during the three months ended March 31, 2014 is comprised of: (i) the net decrease (reversal) of unrealized appreciation of $1,024,748 on the shares of Millennial Media we sold during the period for which we realized a net gain of $1,285,846, and (ii) the net decrease in unrealized appreciation of $316,716 during the period on the shares of Millennial Media we continue to hold.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended March 31, 2014 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including, without limitation, the following:

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

Net Decrease in Net Assets Resulting From Operations and Per Share Information.  The net decrease in our net assets resulting from operations for the three months ended March 31, 2014 was $2,033,267, which included $1,285,846 in net realized gains and a net decrease in unrealized appreciation of $2,752,438 during such period, compared to a net decrease in our net assets resulting from operations for the three months ended March 31, 2013 of $43,587, which included a net increase in unrealized appreciation of $1,257,077 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.21 for the three months ended March 31, 2014, compared to basic and diluted net decrease in net assets resulting from operations per common share of less than $0.01 per common share for the three months ended March 31, 2013. For purposes of calculating basic and diluted net decrease in net assets resulting from operations per common share for the three months ended March 31, 2014, we have excluded any retroactive adjustment for the portion of the first quarter 2014 distribution that, on April 14, 2014, was paid by the issuance of 119,157 shares of our newly-issued common stock since such adjustment would have had an anti-dilutive effect on the basic and diluted net decrease in net assets per share resulting from operations for such period.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2014, we had cash and cash equivalents of $15.4 million, or $1.61 per share, compared to cash and cash equivalents of $13.5 million as of December 31, 2013.  The $1.9 million increase in cash and cash equivalents during the three months ended March 31, 2014 was primarily the result of:  (i) the net proceeds of $3.0 million from our sale of a portion of our shares in Millennial Media, offset by (ii) our operating expenses of $887,000 (net of the decrease in our accrued incentives fees), and (iii) our investments in existing portfolio companies totaling $133,000.

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

We are actively seeking and reviewing attractive new investment opportunities at this time.  However, as of March 31, 2014, we had capital available for two additional portfolio company investments of about $3 million each.  Beyond this, unless we are able to raise additional capital or we have realizations on our existing investments, we have limited capital to make additional portfolio company investments.  While we expect to generate cash in 2014 from the disposition of our portfolio company positions, there are a number of factors that could affect the timing of these cash inflows, including:  (i) uncertainty regarding the equity markets in general, and the IPO market specifically, which could cause delays in the completion of IPOs by our private portfolio companies, (ii) our inability to sell our positions in our publicly traded portfolio companies until expiration of the 180-day post-IPO lockup restrictions, and (iii) our decision to delay the disposition of our public company positions in an effort to maximize our net proceeds.

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

As of March 31, 2014, we had no indebtedness and total accounts payable and accrued expenses of $3,134,155, including amounts owed to our investment adviser.  As of March 31, 2014, amounts owed to our investment adviser consisted of $128,445 of base management fees, $55,232 of administrative expenses, and $1,923,570 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments.  As of December 31, 2013, we had no indebtedness and total accounts payable and accrued expenses of $2,577,084, including amounts owed to our investment adviser.  As of December 31, 2013, amounts owed to our investment adviser consisted of $126,515 of base management fees, $51,755 of administrative expenses, and $2,216,888 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments.  No incentive fees were due and payable to our investment adviser for the three months ended March 31, 2014 or the year ended December 31, 2013 since the aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the amount of our cumulative net realized gain.

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

Capital Raising

On December 17, 2013, we completed the rights offering and issued 713,562 shares of our common stock to participating stockholders, resulting in gross proceeds of $4,281,372.  In connection with the rights offering, we incurred $359,364 of offering costs, resulting in net proceeds of $3,922,008.  The net proceeds will be used to make new portfolio company investments in accordance with our investment objective and for general working capital purposes.  As of March 31, 2014, we had 9,548,902 shares of our common stock issued and outstanding.

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

Investment Advisory and Administrative Services Agreement

We have entered into an Investment Advisory and Administrative Services Agreement, pursuant to which Keating Investments has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations.  This agreement is terminable by either party upon proper notice.  We pay Keating Investments a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components:  (i) a base management fee, and (ii) an incentive fee.  We also reimburse Keating Investments for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including an allocable portion of the compensation of our Chief Financial Officer/Chief Compliance Officer, and their respective staff.  See “—Recent Developments” below.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets.  The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.  As of March 31, 2014 and December 31, 2013, Base Fees payable to our investment adviser were $128,445 and $126,515, respectively.

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

Mathematically, the formula for computing the annual incentive fee payable to our adviser can be written as:

Since inception, we have not paid any incentive fees to our investment adviser.  As of March 31, 2014, no incentive fees were due and payable to our investment adviser since the $10,394,306 of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $5,968,227 of cumulative net realized gain.  No incentive fees were due and payable to our investment adviser for the year ended December 31, 2013 since the $8,903,332 of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $4,682,381 of cumulative net realized gain.

As of March 31, 2014 and December 31, 2013, we had recorded accrued incentive fees payable to the investment adviser in the amounts of $1,923,570 and $2,216,888, respectively.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period.  In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and Keating Investments, respectively.  Beginning February 20, 2013, the Chief Financial Officer and Chief Compliance Officer positions have been held by a single individual.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.  As of March 31, 2014 and December 31, 2013, allocated administrative expenses payable to the investment adviser were $55,232 and $51,755, respectively.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. At March 31, 2014, we had not entered into any investment agreements which required us to make a future investment in a portfolio company, except for a $99,707 investment in a third and final tranche closing of subordinated convertible bridge notes of Agilyx, an existing portfolio company, which is expected close on or about April 28, 2014.

On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for 1,247,893 shares of common stock in Millennial Media pursuant to a merger transaction.  As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims.  Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund.  Any claim for stockholder indemnification must generally be made by Millennial Media within the one-year period following the closing.  In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund.  We have not been notified of any stockholder indemnity claims and, accordingly, we have assumed that all of our escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing our interests in Millennial Media’s common stock as of March 31, 2014.

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

As of March 31, 2014, we and our officers and directors are not a party to any material legal proceedings.  However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Proposed Change of Control of Investment Adviser

On April 14, 2014, the members of our investment adviser entered into an agreement to sell 100% of their issued and outstanding equity interests (the “Transaction”) of the investment adviser to BDCA Adviser, LLC (“BDCA Adviser”).  Upon the closing of the Transaction, the investment adviser will become a wholly-owned subsidiary of BDCA Adviser.  In the event the proposed change of control of the investment adviser in connection with the Transaction occurs, an assignment of the Investment Advisory and Administrative Services Agreement under the 1940 Act will occur.  This assignment will automatically terminate the Investment Advisory and Administrative Services Agreement in accordance with its terms as required by Section 15 of the 1940 Act.

In order for the investment adviser to continue to serve as our investment adviser upon the closing of the Transaction, our stockholders must approve a new investment advisory and administrative services agreement between us and the investment adviser (the “New Advisory Agreement”).  All material terms of the Investment Advisory and Administrative Services Agreement and the New Advisory Agreement, including investment advisory fees, will remain unchanged.  At an in-person meeting on April 9, 2014, our Board of Directors (including a majority of the non-interested directors) approved the New Advisory Agreement and voted unanimously to recommend that our stockholders approve the New Advisory Agreement.

Our stockholders will be asked to vote on the approval of the New Advisory Agreement at our 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”) to be held in June 2014.  If approved by our stockholders, the New Advisory Agreement will be executed on behalf of us and become effective upon the closing of the Transaction.  The closing of the Transaction is conditioned on, among other things:  (i) the approval of the New Advisory Agreement by our stockholders at the 2014 Annual Meeting; (ii) the change of our name to BDCA Venture, Inc.; and (iii) certain senior officers of the investment adviser entering into employment agreements with the investment adviser.  If the conditions to closing are satisfied, the parties to the Transaction anticipate that the closing will take place as soon as practicable after the 2014 Annual Meeting.

Our Board of Directors has also approved the change in our name to BDCA Venture, Inc., subject to and effective upon the closing of the Transaction.  Additionally, upon closing of the Transaction, the trademark license agreement between us and the investment adviser for our use of the “KEATING” name will terminate.

Payment of Q1 2014 Quarterly Distribution

On February 20, 2014, our Board of Directors declared a first quarter 2014 distribution of $0.10 per share to stockholders of record on March 6, 2014 (the “Record Date”).  The first quarter 2014 distribution was payable in cash or shares of our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  Based on the cash and common stock elections by our stockholders, on April 14, 2014, the payment date for the first quarter 2014 distribution, we paid a cash distribution of $238,722 and issued 119,157 shares of newly-issued common stock based on a price per share of $6.0103, the three-day volume-weighted average stock price for our common stock for April 7, 8, and 9, 2014.

Portfolio Company Activity

On April 1, 2014, we completed a $99,707 investment in the second tranche closing (out of a total of three tranche closings) of subordinated convertible bridge notes of Agilyx, an existing portfolio company.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations.  Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date.  However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices.  Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors.  As of March 31, 2014 and December 31, 2013, 75.5% and 77.4%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

As of March 31, 2014, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investment in Tremor Video, a publicly traded portfolio company, which became a Level 1 asset in the fourth quarter of 2013 upon the expiration of lockup restriction on our Tremor Video shares.  Our shares in Tremor Video are valued based on the March 31, 2014 closing price.  The shares of common stock we continue to hold in Millennial Media, a publicly traded company, continue to be a Level 3 asset since all of these Millennial Media shares as of March 31, 2014 remained subject to certain lockup restrictions or an indemnity escrow.  At March 31, 2014, we valued our remaining shares of common stock in Millennial Media based on the March 31, 2014 closing price, adjusted for a discount due to lack of marketability of 12%.

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

We may elect to engage third-party valuation firms to provide assistance to our Valuation Committee and Board of Directors in valuing certain of our investments.  The Valuation Committee and our Board of Directors will evaluate the impact of such additional information, and factor it into their consideration of fair value.  We have previously engaged third-party valuation firms to conduct periodic valuation reviews of certain of our portfolio investments that are not publicly traded.  The selection of private portfolio companies for periodic valuation reviews is made in accordance with our valuation policy.  For the March 31, 2014 valuation of our portfolio investments that are not publicly traded, no third-party valuation firm reviews were conducted.

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

The fair value of common stock warrants is generally determined by using option pricing models, such as the Black-Scholes model or, in cases of certain warrants where the Company’s ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation.

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

See “Note 3. Portfolio Investments and Fair Value” in the accompanying notes to our financial statements for additional information regarding quantitative information about our Level 3 fair value measurements as of March 31, 2014.

Federal Income Taxes.  From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We satisfied the RIC requirements for our 2013 taxable year, and we intend to operate so as to qualify as a RIC in 2014, and, as such, we have made no provision for income taxes as of March 31, 2014 and December 31, 2013.  However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC.  For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

Since we did not generate investment company taxable income in 2013, we were not required to make any distributions to satisfy the Annual Distribution Requirement.  Further, because we distributed 100% of our net realized capital gains for the year ended December 31, 2013, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, we did not make any provision for federal income or excise taxes as of December 31, 2013.

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

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets.  We would not be required, however, to dispose of any non-qualifying assets in such circumstances.  As of March 31, 2014, approximately 97.7% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.

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

Related Party Agreements and Transactions

We have a number of business relationships with affiliated or related parties.  We have entered into the Investment Advisory and Administrative Services Agreement with Keating Investments.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the Managing Member, the principal owner and an executive officer of Keating Investments. Kyle L. Rogers, our Chief Investment Officer, and Frederic M. Schweiger, our Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Treasurer, Secretary and a director, are also each an executive officer and member of Keating Investments.  We have also entered into a license agreement with Keating Investments, pursuant to which Keating Investments has granted us a non-exclusive, royalty-free license to use the name “Keating Capital.”  See “—Recent Developments” above.

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

Valuation Risk.  Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available, and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets.  (See Notes 2 and 3, Valuation of Investments, included in “Item 1. Financial Statements”)

Because there is initially no public market for the equity securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures.  In the absence of a readily ascertainable market value, the estimated value of our portfolio of equity securities may differ significantly from the value that would be placed on the portfolio if a ready market for the equity securities existed.  Changes in valuation of these equity securities are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk.  We are subject to financial market risks, including changes in interest rates.  Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents.  As of March 31, 2014, we had cash and cash equivalents of $15.4 million.  We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  As of March 31, 2014, we had money market fund investments of $15.1 million, pending subsequent investment in portfolio companies in accordance with our investment objective or payment of our operating expenses, for which we have market risk exposure relating to fluctuations in interest rates.  During March 2014, our money market funds earned an effective annualized dividend of approximately 0.02%.  Assuming no other changes to our holdings of money market funds as of March 31, 2014, a one percentage point change in the underlying dividend rate payable on our money market funds as of March 31, 2014 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates.  As of March 31, 2014, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.  However, in the future, we may have other loans in our portfolio that have floating rates.

Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies.  As of March 31, 2014, we had no debt for borrowed money.  However, we may borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.

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

As of March 31, 2014 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013, which has been filed with the SEC.  Except as set forth below, there has been no material changes during the three months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2014, our Board of Directors declared a first quarter 2014 distribution of $0.10 per share to stockholders of record on March 6, 2014 (the “Record Date”).  The first quarter 2014 distribution was payable in cash or shares of our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  Based on the cash and common stock elections by our stockholders, on April 14, 2014, the payment date for the first quarter 2014 distribution, we paid a cash distribution of $238,722 and issued 119,157 shares of newly-issued common stock based on a price per share of $6.0103, the three-day volume-weighted average stock price for our common stock for April 7, 8, and 9, 2014.  This issuance was not subject to the registration requirements under the Securities Act of 1933, as amended.

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

Date: April 28, 2014	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Frederic M. Schweiger
Frederic M. Schweiger Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)