Form 10-Q
period 2014-06-30
BDCA VENTURE, INC.
filed 2014-07-28
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-53504

BDCA VENTURE, INC.
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

The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 25, 2014 was 9,786,601.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Keating Capital, Inc.
Statements of Assets and Liabilities
(Unaudited)

	June 30,	December 31,
	2014	2013

Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $44,013,609 and $42,574,747, respectively)	$46,245,603	$44,282,569
Publicly-traded portfolio companies
(Cost: $10,333,329 and $8,999,996, respectively)	11,935,475	11,554,236
Affiliate investments:
Private portfolio companies
(Cost: $4,000,000 and $4,000,000, respectively)	6,140,000	6,140,000
Total, investments in portfolio company securities at fair value	64,321,078	61,976,805
(Cost: $58,346,938 and $55,574,743, respectively)

Cash and cash equivalents	9,841,180	13,537,328
Prepaid expenses and other assets	42,234	102,421
Due from related parties	97,866	-

Total assets	$74,302,358	$75,616,554

Liabilities
Base management fees payable to investment adviser	$122,038	$126,515
Accrued incentive fees payable to investment adviser	2,388,474	2,216,888
Administrative expenses payable to investment adviser	54,357	51,755
Accounts payable	87,350	47,709
Dividends payable	-	104,072
Accrued expenses and other liabilities	3,731	30,145

Total liabilities	2,655,950	2,577,084

Net assets
Common stock, $0.001 par value; 200,000,000 authorized; 10,235,042 and
9,997,343 shares issued, respectively	$10,235	$9,997
Additional paid-in capital	73,247,928	71,806,893
Treasury stock, at cost, 448,441 and 448,441 shares held, respectively	(2,962,594)	(2,962,594)
Accumulated net investment loss	(3,987,451)	(2,216,888)
Accumulated distributions in excess of net realized gains on investments	(635,850)	-
Net unrealized appreciation on investments	5,974,140	6,402,062

Total net assets	$71,646,408	$73,039,470

Total liabilities and net assets	$74,302,358	$75,616,554

Net asset value per share (on 9,786,601 and 9,548,902 shares
outstanding, respectively)	$7.32	$7.65

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Investment income
Interest from portfolio company investments
Non-control/non-affiliate investments	$26,373	$-	$52,225	$-
Interest and dividends from cash and cash equivalents	602	844	1,314	1,244

Total investment income	26,975	844	53,539	1,244

Operating expenses
Base management fees	368,542	368,882	741,446	735,431
Incentive fees	464,904	266,924	171,586	518,339
Administrative expenses allocated from investment adviser	163,541	162,517	328,304	336,764
Legal and professional fees	24,623	289,485	189,149	485,557
Directors fees	25,000	40,000	50,000	80,000
Stock transfer agent fees	13,052	12,735	25,908	32,057
Custody fees	1,500	1,500	3,000	3,000
Public and investor relations expenses	39,632	2,156	55,799	50,758
Marketing and advertising expenses	11,450	5,416	32,347	10,177
Printing and production expenses	18,154	7,523	27,682	62,726
Postage and fulfillment expenses	13,620	8,060	22,073	31,971
Travel expenses	22,494	20,552	48,054	58,430
General and administrative expenses	64,351	140,560	128,754	222,164

Total operating expenses	1,230,863	1,326,310	1,824,102	2,627,374

Net investment loss	(1,203,888)	(1,325,466)	(1,770,563)	(2,626,130)

Net realized gain on investments
Non-control/non-affiliate investments	-	3,724,861	1,285,846	3,724,861
Affiliate investments	-	675,317	-	675,317

Total net realized gain on investments	-	4,400,178	1,285,846	4,400,178

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	2,324,516	(2,203,637)	(427,922)	(518,560)
Affiliate investments	-	(861,920)	-	(1,289,920)

Total net change in unrealized appreciation (depreciation) on investments	2,324,516	(3,065,557)	(427,922)	(1,808,480)

Net increase (decrease) in net assets resulting from operations	$1,120,628	$9,155	$(912,639)	$(34,432)

Net investment loss per common share outstanding (basic and diluted)	$(0.12)	$(0.15)	$(0.18)	$(0.29)

Net increase (decrease) in net assets resulting from operations per
common share outstanding (basic and diluted)	$0.12	*	$(0.09)	*

Weighted average common shares outstanding (basic and diluted)	9,669,274	9,086,011	9,609,420	9,125,987

    *   Per share amounts less than $0.01.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Changes in Net Assets
(Unaudited)

						Accumulated
						Undistributed
						(Distributions
					Accumulated	in Excess of)	Unrealized
				Treasury	Net	Net Realized	Appreciation
	Common Stock		Additional	Stock	Investment	Gain on	on	Net
For the Six Months Ended June 30, 2014 and 2013:	Shares (1)	Par Value	Paid-in Capital	At Cost	Income (Loss)	Investments	Investments	Assets

Balance at December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$-	$3,186,290	$73,412,940

Net (decrease) increase in net assets from operations	-	-	-	-	(2,626,130)	4,400,178	(1,808,480)	(34,432)
Distributions to stockholders from net realized gains	-	-	-	-	-	(2,164,145)	-	(2,164,145)
Repurchase of common stock (202,559 shares)	-	-	-	(1,305,562)	-	-	-	(1,305,562)

Balance at June 30, 2013	9,283,781	$9,284	$71,675,244	$(2,069,741)	$(3,319,829)	$2,236,033	$1,377,810	$69,908,801

Balance at December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$-	$6,402,062	$73,039,470

Net (decrease) increase in net assets from operations	-	-	-	-	(1,770,563)	1,285,846	(427,922)	(912,639)
Distributions to stockholders	-	-	-	-	-	(1,921,696)	-	(1,921,696)
Stock dividend distribution	237,699	238	1,441,035	-	-	-	-	1,441,273

Balance at June 30, 2014	10,235,042	$10,235	$73,247,928	$(2,962,594)	$(3,987,451)	$(635,850)	$5,974,140	$71,646,408

(1)	Represents common shares issued.
(2)	Net assets at December 31, 2013, and 2012 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities
Net decrease in net assets resulting from operations	$(912,639)	$(34,432)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(52,225)	-
Net realized gain on investments	(1,285,846)	(4,400,178)
Net change in unrealized appreciation on investments	427,922	1,808,480
Deferred offering costs charged-off	-	287,358
Investments in portfolio companies	(4,386,632)	-
Net proceeds from sales of portfolio company investments	2,952,508	14,905,420
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	60,187	56,175
Increase in amounts due to related parties	(97,866)	-
Decrease in base management fees payable to investment adviser	(4,477)	(7,851)
Increase in accrued incentive fees payable to investment adviser	171,586	518,339
Increase in administrative expenses payable to investment adviser	2,602	1,537
Increase (decrease) in accounts payable	39,641	(44,016)
Decrease in accrued expenses and other liabilities	(26,414)	(6,814)

Net cash provided by (used in) operating activities	(3,111,653)	13,084,018

Cash flows from financing activities
Repurchase of common stock	-	(1,305,562)
Cash distributions to stockholders	(584,495)	(2,164,145)

Net cash used in financing activities	(584,495)	(3,469,707)

Net increase (decrease) in cash and cash equivalents	(3,696,148)	9,614,311

Cash and cash equivalents, beginning of period	13,537,328	8,934,036

Cash and cash equivalents, end of period	$9,841,180	$18,548,347

Supplemental disclosure of non-cash operating activities
Conversion of payment-in-kind interest income into preferred stock	$68,932	$-

Supplemental disclosure of non-cash financing activities
Stock dividend distribution	$1,441,273	$-

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
June 30, 2014
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

Non-Control/Non-Affiliate Investments (4)

Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$-	0.00%
	Consumer Electronics

MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,090,000	2.92%
	Plastics Recycling

BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	660,000	0.92%
	Solar Thermal Energy	Series 1A Preferred Stock	2,294,835	682,761	360,000	0.50%
		Series 1 Convertible Preferred Stock	48,582	458,168	390,000	0.54%
		Subordinated Convertible Bridge Notes (2) (9)	$225,604	225,604	225,604	0.31%
		Original principal $205,193; PIK interest 11.5%;
		mature 7/10/2014 (extended to 8/10/2014 by
		amendment dated as of 7/10/2014)

Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	1,850,000	2.58%
	Waste Management

Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,400,000	1.95%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	150,000	0.21%

Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	5,170,000	7.22%
	Software as a Service	Common Stock Warrants	n/a	610,860	1,460,000	2.04%
		Exercise price $0.01 per share; perpetual term
		Subject to restrictions on exercisability
		Common Stock Warrants	22,581	-	20,000	0.03%
		Exercise price $0.01 per share; expire 8/24/2018
		Subject to restrictions on exercisability

Kabam, Inc.	San Francisco, CA	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,930,000	2.69%
	Online Multiplayer Games

Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	1,000,000	1.40%
	Renewable Oils	Subordinated Secured Convertible Bridge Notes (2) (9)	$332,615	332,615	550,000	0.77%
		Original principal $332,356; PIK interest 0.3%;
		mature 7/31/2015

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
June 30, 2014
(Unaudited)

			Shares /			Value
			Warrants /			as % of
Portfolio Company	Headquarters / Industry (1)	Type of Investment	Principal	Cost	Value (3)	Net Assets

Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	4,480,000	6.25%
	Online Dating

SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	5,409,572	1,068,932	1,450,000	2.02%
	Software as a Service	Series D-2 Convertible Preferred Stock	13,449,995	3,515,000	4,871,790	6.80%
		Class B Common Stock	6,138,057	1,485,000	2,058,210	2.87%
		Series D-1 Convertible Preferred Stock Warrants	1,683,460	-	290,000	0.40%
		Exercise price $0.2823 per share; expire 6/30/2018
		(subject to adjustment)

Mode Media Corporation (4)	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	8.03%
	Social Media

Stoke, Inc.	Santa Clara, CA	Series F Convertible Preferred Stock	645,259	3,012,095	1,770,000	2.47%
	Communications Equipment	Series F Convertible Preferred Stock Warrants	322,629	1,487,902	880,000	1.23%
		Exercise price $0.01 per share; expire 4/29/2019

Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	4,440,000	6.20%
	E-commerce network

Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	2,999,999	4.19%
	Enterprise software

Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$44,013,609	$46,245,603	64.54%

Publicly Traded Portfolio Companies:
Tremor Video, Inc. (5)	New York, NY	Common Stock	599,999	4,000,001	2,831,995	3.95%
	Online Video Advertising

TrueCar, Inc. (6)	Santa Monica, CA	Common Stock	377,358	2,999,996	5,019,616	7.01%
	Consumer Website

Millennial Media, Inc. (7)	Baltimore, MD	Common Stock	831,929	3,333,332	4,083,864	5.70%
	Mobile Advertising

Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$10,333,329	$11,935,475	16.66%

Affiliate Investments (8)

Private Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	6,140,000	8.57%
	Molecular Diagnostics and Services

Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$6,140,000	8.57%

Total - Investments in Portfolio Company Securities (10)				$58,346,938	$64,321,078	89.77%

The accompanying notes are an integral part of these financial statements.

Keating Capital, Inc.
Schedule of Investments
June 30, 2014
(Unaudited)

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$64,321,078	89.77%
Cash and cash equivalents - includes investment in money market funds consisting of 9,529,354 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX)	9,841,180	13.74%
with a value of $1 per share, or $9,529,354, which is income producing (2)
Prepaid expenses and other assets	42,234	0.06%
Due from related parties	97,866	0.14%

Less: Total Liabilities	(2,655,950)	(3.71%)

Net Assets	$71,646,408	100.00%

*	Percentages less than 0.01%

(1)
The Company invests in later stage, typically venture capital-backed, technology companies.  The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business.  The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	Investment is income producing.

(3)
Except for the shares of common stock of Tremor Video and 696,735 shares of common stock of Millennial Media, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of June 30, 2014.

(4)	Glam Media, Inc. has changed its name to Mode Media Corporation.

(5)
On June 26, 2013, Tremor Video priced its initial public offering 7,500,000 shares of common stock at a price to the public of $10.00 per share.  Tremor Video's common stock trades on the New York Stock Exchange under the ticker symbol "TRMR."  The Company's shares in Tremor Video were subject to a lockup agreement which expired on December 24, 2013.  At June 30, 2014, the Company valued its shares of common stock in Tremor Video based on the June 30, 2014 closing price.

(6)
On May 15, 2014, TrueCar priced its initial public offering of 7,775,000 shares of common stock at a price to the public of $9.00 per share.  The shares began trading on the Nasdaq Global Select Market under the ticker symbol "TRUE" on May 16, 2014.  Prior to the IPO, TrueCar completed a two-for-three reverse stock split, and the TrueCar shares are reflected on a split-adjusted basis.    The Company's shares in TrueCar are subject to a lockup agreement which expires on or about November 11, 2014.

(7)
On November 6, 2013, portfolio company Jumptap, Inc. completed its merger with Millennial Media, Inc. (NYSE:  MM).  At the closing of the merger, in exchange for its Jumptap Series G preferred stock and after certain share adjustments, the Company received 1,247,893 shares of Millennial Media’s common stock, which shares are restricted securities.  Pursuant to a contractual lockup agreement, the Company could not sell any shares of Millennial Media common stock for the initial 90-day period following the closing.  Beginning on February 5, 2014, the lockup restriction on 415,964 shares expired, and all of these shares were sold in the first quarter of 2014.  Beginning on May 6, 2014, an additional 696,735 shares were released from any lockup restrictions and, at June 30, 2014, the Company valued these shares of common stock based on the June 30, 2014 closing price.  At the closing of the merger, the Company was required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations and, at June 30, 2014, the Company valued these shares based on the June 30, 2014 closing price, adjusted for a discount due to lack of marketability of 10%.

(8)
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

(9)
Investment is payment-in-kind note.  Principal and cost includes accumulated payment-in-kind ("PIK") interest.  PIK interest rate is fixed for the term of the notes.  The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of June 30, 2014, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(10)
As of June 30, 2014, approximately 97% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act.  Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

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

Keating Capital, Inc.
Schedule of Investments
December 31, 2013
(Unaudited)

		% of
Reconciliation to Net Assets	Amount	Net Assets

Investments in portfolio company securities at fair value	$61,976,805	84.85%
Cash and cash equivalents - includes investment in money market funds consisting of 13,371,266 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX)	13,537,328	18.54%
with a value of $1 per share, or $13,371,266, which is income producing (2)
Prepaid expenses and other assets	102,421	0.14%

Less: Total Liabilities	(2,577,084)	(3.53%)

Net Assets	$73,039,470	100.00%

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

The Company’s investment objective is to maximize capital appreciation.  The Company seeks to accomplish its capital appreciation objective by making investments in the equity securities of later stage, typically venture capital-backed, pre-initial public offering (“pre-IPO”) companies that are committed to and capable of becoming public.  The Company generally acquires equity securities, including preferred stock that is convertible into common stock, common stock, and warrants exercisable into common or preferred stock.  The Company may also invest in debt securities, including convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale or next equity financing event.  The Company’s investments are made principally through direct investments in prospective portfolio companies.  However, the Company may also purchase equity securities in private secondary transactions from current or former management or early stage investors in private companies that meet its investment criteria.

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

In connection with the sale of 100% of the issued and outstanding equity interests of the investment adviser by its members to BDCA Adviser, LLC (“BDCA Adviser”) on July 1, 2014 (the “Transaction”), the Company changed its name to BDCA Venture, Inc., and the investment adviser changed its name to BDCA Venture Adviser, LLC.  See Note 13 - Subsequent Events.

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

Reclassifications
For the three and six months ended June 30, 2014, the Company separately classified marketing and advertising expenses as an individual line item in its Statement of Operations.  Marketing and advertising expenses were previously included as a component of general and administrative expenses.  For comparative purposes, this line item has been separately classified in the Statement of Operations for the three and six months ended June 30, 2014 and 2013.

In the Company’s Statement of Cash Flows for the six months ended June 30, 2014, the items comprising cash flows from investment activities have been included in the cash flows from operating activities.  For the six months ended June 30, 2013, the items comprising cash flows from investment activities were presented in cash flows from investing activities, separately from the cash flows from operating activities.  For comparative purposes, the items comprising cash flows from investment activities have been included in the cash flows from operating activities in the Statement of Cash Flows for six months ended June 30, 2014 and 2013.

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

At June 30, 2014 and December 31, 2013, approximately 78.1% and 77.4%, respectively, of the Company’s gross assets represented investments in portfolio companies that are valued at fair value by the Board of Directors.  The Company makes investments in later stage, typically venture capital-backed, private, pre-IPO companies.  Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-IPO lockup restrictions.  As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates.  Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.  Changes in valuation of these equity securities are recorded in the Company’s Statement of Operations as “Net change in unrealized appreciation (depreciation) on investments.”

At the Company’s regular quarterly meeting of the Board of Directors held on July 24, 2014, the Company dissolved the Valuation Committee effective July 25, 2014 and appointed a lead valuation director, who is an independent member of the Board of the Directors, to act as the liaison between the Board of Directors, the Company’s management and the investment adviser.  With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

●
The Company’s quarterly valuation process begins with each portfolio company investment being initially valued by Keating Investments’ senior investment professionals responsible for the portfolio investment.

●
The Company’s lead valuation director in consultation with the Company’s management, will determine each calendar quarter which investments, if any, in the Company’s portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm.  The selection of a private portfolio company for periodic valuation review will be made in view of all facts and circumstances.  However, there is no requirement that a particular portfolio company have its valuation reviewed by a third-party valuation firm in any specified time interval.

●
The Company’s lead valuation director reviews the preliminary valuations, and the Company’s investment adviser and the third-party valuation firm, if used, respond and supplement the preliminary valuation to reflect any comments provided by the lead valuation director.

●
The Company’s Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available based on the input of the Company’s investment adviser, the third-party valuation firm, if used, and the Company’s lead valuation director.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Debt Investments
Given the nature of the Company’s investments in debt investments, historically convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.  Since the Company invests in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of the Company’s convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors the Company uses to value its equity investments (including convertible preferred stock), as discussed above.  In making a good faith determination of the value of its convertible debt investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and payment-in-kind (“PIK”) interest which has been accreted to principal as earned.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid in connection with an IPO, sale or next equity financing event, or will otherwise be held for cash payment at maturity, or in the case of non-convertible debt investments, the Company applies a procedure that assumes a sale of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants.  The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept.  As part of this process, the Company will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default, and whether the security lien, if any, is subordinated to senior lenders.  The Company will also use pricing of recently issued comparable debt securities, if available, to determine the baseline hypothetical market yield as of the measurement date.  The Company considers each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date.  The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

At June 30, 2014 and December 31, 2013, the Company had one portfolio company investment, Metabolon, Inc. (“Metabolon”), which was an Affiliate Investment, and no Control Investments.  No interest or dividend income was derived from this Affiliate Investment since it was a non-incoming producing equity investment.

Cash and Cash Equivalents
Cash and cash equivalents are composed of demand deposits with original maturities of 90 days or less, when acquired, and investments in money market funds.  The Company primarily invests its cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully collateralized by such securities.  Cash needed to fund the Company’s near-term operating expenses is held in a bank depository account.

Concentration of Credit Risk
The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

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

Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability.  PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement.  PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term.  PIK interest is added to the principal balance of the loan, and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected.  The Company recorded PIK interest income of $26,373 and $52,225 during the three and six months ended June 30, 2014.  The Company had no PIK interest income during the three and six months ended June 30, 2013.  See “Income Taxes” below.

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

The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a “preference” over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets.  In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors.  Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution.  In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a “preference” over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event.  Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends.  When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to the Company’s convertible preferred stock investments, these investments are considered to be non-income producing.  During the three and six months ended June 30, 2014 and 2013, there were no non-cumulative or cumulative dividends recorded.

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
(Unaudited)

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

As of June 30, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions.  Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.  The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses.  There were no such expenses for the three and six months ended June 30, 2014 and 2013.

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
(Unaudited)

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

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  Investment activity during the three months ended June 30, 2014 included the following:

●	The Company invested a total of $199,414 in the second and third tranche closings of subordinated convertible bridge notes of an existing portfolio company, Agilyx Corporation (“Agilyx”).

●
The Company invested $999,997 in the Series F convertible preferred stock financing of Stoke, Inc. (“Stoke”), an existing portfolio company.  In connection with this financing, the Company exchanged all of the shares of common stock that it held in Stoke for shares of Series F convertible preferred stock.  The Company also received warrants to purchase shares of Series F convertible preferred stock at an exercise price of $0.01 per share.

●	The Company invested $2,999,999 in the Series E convertible preferred stock financing of Centrify Corporation (“Centrify”), a new portfolio company.

●	The Company invested $54,280 in the Series F convertible preferred stock financing of Suniva, Inc. (“Suniva”), an existing portfolio company.

●
In connection with the initial closing of the Series D financing of SilkRoad, Inc. (“SilkRoad”), the Company received shares of Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note that it held in SilkRoad, including PIK interest which was also converted.  As part of the initial closing of this financing, the Company also received warrants to purchase Series D-1 convertible preferred stock replacing the warrants issued to the Company in the convertible bridge note financing.  Further, as part of the initial closing of the Series D financing, the Company received shares of Series D-2 convertible stock and Class B Common in exchange for the shares of Series C convertible preferred stock held by the Company.  See Note 13 – Subsequent Events.

During the three months ended June 30, 2014, an additional 696,735 shares of Millennial Media, Inc. (“Millennial”) were released from contractual lockup restriction and, at June 30, 2014, the Company continued to hold these shares.  The Company was required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing of the merger as partial security for potential stockholder indemnification obligations.

During the three months ended June 30, 2014, TrueCar, Inc. (TrueCar”) priced its initial public offering of 7,775,000 shares of common stock at a price to the public of $9.00 per share.  The shares began trading on the Nasdaq Global Select Market under the ticker symbol "TRUE" on May 16, 2014.  Prior to the IPO, TrueCar completed a two-for-three reverse stock split, and the Company holds 377,358 shares of TrueCar’s common stock on a split-adjusted basis at June 30, 2014.  The TrueCar shares are subject to a lockup agreement which expires on or about November 11, 2014.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$41,509,239	$46,241,789	71.89%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	1,487,902	1,170,000	1.82%	-	230,000	0.37%
Common Stock	3,847,389	2,718,210	4.23%	8,862,385	5,370,000	8.67%
Common Stock Warrants	610,860	1,480,000	2.30%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	558,219	775,604	1.21%	1,242,569	1,242,569	2.00%

Subtotal - Private Portfolio Companies	48,013,609	52,385,603	81.45%	46,574,747	50,422,569	81.36%

Publicly Traded Portfolio Companies:
Common Stock	10,333,329	11,935,475	18.55%	8,999,996	11,554,236	18.64%

Total - Private and Publicly Traded Portfolio Companies	$58,346,938	$64,321,078	100.00%	$55,574,743	$61,976,805	100.00%

Fair Value of Investments
The following table categorizes the Company’s cash equivalents, short-term investments, and portfolio company investments measured at fair value based upon the lowest level of significant input used in the valuation as of June 30, 2014 and December 31, 2013:

Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of June 30, 2014
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$46,241,789	$46,241,789
Preferred Stock Warrants	-	-	1,170,000	1,170,000
Common Stock	-	-	2,718,210	2,718,210
Common Stock Warrants	-	-	1,480,000	1,480,000
Subordinated Convertible Bridge Notes	-	-	775,604	775,604

Publicly Traded Portfolio Company Securities:
Common Stock	6,308,703	-	5,626,772	11,935,475

Cash Equivalents:
Money Market Funds	9,529,354	-	-	9,529,354

Total	$15,838,057	$-	$58,012,375	$73,850,432

As of December 31, 2013
Private Portfolio Company Securities:
Preferred Stock	$-	$-	$42,210,000	$42,210,000
Preferred Stock Warrants	-	-	230,000	230,000
Common Stock	-	-	5,370,000	5,370,000
Common Stock Warrants	-	-	1,370,000	1,370,000
Subordinated Convertible Bridge Notes	-	-	1,242,569	1,242,569

Publicly Traded Portfolio Company Securities
Common Stock	3,479,994	-	8,074,242	11,554,236

Cash Equivalents:
Money Market Funds	13,371,266	-	-	13,371,266

Total	$16,851,260	$-	$58,496,811	$75,348,071

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

	Level 3 Portfolio Company Investments (Preferred Stock)	Level 3 Portfolio Company Investments (Preferred Warrants)	Level 3 Portfolio Company Investments (Common Stock)	Level 3 Portfolio Company Investments (Common Warrants)	Level 3 Portfolio Company Investments (Subordinated Convertible Bridge Notes)	Total

Fair Value at December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$58,496,811

Purchases and other adjustments to cost of
Level 3 portfolio company securities (1)	3,723,631	330,645	-	-	384,582	4,438,858

Sale, exchange or conversion of Level 3 portfolio company securities (2)	(484,824)	310,806	1,242,950	-	(1,068,932)	-

Gross transfers out of Level 3 to Level 1 (2)	-	-	(7,199,496)	-	-	(7,199,496)

Total realized gains (losses) and change in unrealized
appreciation (depreciation)	792,982	298,549	857,286	110,000	217,385	2,276,202

Fair Value at June 30, 2014	$46,241,789	$1,170,000	$8,344,982	$1,480,000	$775,604	$58,012,375

Total change in unrealized appreciation (depreciation) on Level 3 portfolio company securities held at June 30, 2014	$792,982	$298,549	$857,286	$110,000	$217,385	$2,276,202

(1)	Purchases and other adjustments to cost of Level 3 portfolio company securities include purchases of new investments at cost and payment-in kind interest accreted to principal.

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

Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2014.  In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements.  The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.  To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of June 30, 2014.  Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

	June 30, 2014
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)

Level 3 Portfolio Company Investments: Preferred Stock	$46,241,789	Comparable public companies	Revenue multiple	0.7	to	8.6	3.6
			EBITDA multiple	6.3	to	38.5	22.7
			Discount for lack of marketability	20%	to	40%	34%

		Discounted cash flow	Discount rate	23%	to	65%	36%
			Terminal revenue multiple	1.7	to	12.5	4.2
			Terminal EBITDA multiple	9.0	to	39.2	30.7
			Discount for lack of marketability	20%	to	40%	34%

Level 3 Portfolio Company Investments: Preferred Stock Warrants	$1,170,000	Comparable public companies	Revenue multiple	2.1	to	3.1	2.4
			Discount for lack of marketability	30%	to	40%	36%

		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	2.9	to	3.2	3.1
			Discount for lack of marketability	30%	to	40%	36%

Level 3 Portfolio Company Investments: Common Stock	$8,344,982	Comparable public companies	Revenue multiple	0.3	to	0.4	n/a
			EBITDA multiple	2.2	to	8.5	3.9
			Discount for lack of marketability	10%	to	40%	19%

		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	0.4	to	2.9	2.9
			Terminal EBITDA multiple	9.0	to	9.0	9.0
			Discount for lack of marketability	10%	to	40%	19%

Level 3 Portfolio Company Investments: Common Stock Warrants	$1,480,000	Option pricing model	Comparable public company equity volatility	28%	to	49%	38%

Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes	$775,604	Comparable public companies	Revenue multiple	0.7	to	8.5	2.2
			EBITDA multiple	6.3	to	8.5	7.9
			Discount for lack of marketability	35%	to	35%	35%

		Discounted cash flow	Discount rate	35%	to	65%	56%
			Terminal revenue multiple	12.5	to	12.5	12.5
			Terminal EBITDA multiple	9.0	to	9.0	9.0
			Discount for lack of marketability	35%	to	35%	35%

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

(2)	Weighted average based on fair value as of June 30, 2014.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2014 and 2013 for:  (i) the Company’s portfolio company investments sold during the three and six months ended June 30, 2014 and 2013, and (ii) the Company’s portfolio company investments held at June 30, 2014 and 2013.

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$-	$-	$675,317	$(991,920)	$-	$-	$675,317	$(1,599,920)
LifeLock, Inc.	-	-	3,675,041	(4,095,660)	-	-	3,675,041	(1,911,002)
Solazyme, Inc.	-	-	49,820	351,331	-	-	49,820	342,456
Millennial Media, Inc.	-	-	-	-	1,285,846	(1,024,748)	-	-

Subtotal - Portfolio Company Investments Sold During Period	$-	$-	$4,400,178	$(4,736,249)	$1,285,846	$(1,024,748)	$4,400,178	$(3,168,466)

Portfolio Company Investments Held at End of Period	-	2,324,516	-	1,670,692	-	596,826	-	1,359,986

Total - All Portfolio Companies	$-	$2,324,516	$4,400,178	$(3,065,557)	$1,285,846	$(427,922)	$4,400,178	$(1,808,480)

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies.  The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2.

4.	Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
In connection with the closing of the Transaction, the Company entered into a new Investment Advisory and Administrative Services Agreement with the investment adviser (“New Advisory Agreement” or the “Investment Advisory and Administrative Services Agreement”).  The New Advisory Agreement became effective July 1, 2014 and is identical with respect to all material terms and conditions of the prior Investment Advisory and Administrative Services Agreement between the Company and the investment adviser (the “Prior Advisory Agreement”), which automatically terminated upon the closing of the Transaction in accordance with the 1940 Act.  The investment advisory fees under the New Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement and are described below.  The New Advisory Agreement was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014.  See Note 13 - Subsequent Events.

Subject to the overall supervision of the Company’s Board of Directors, the investment adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services.  Under the terms of the Investment Advisory and Administrative Services Agreement between the investment adviser and the Company, the investment adviser:  (i) determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the  investment portfolio and the manner of implementing such changes; (ii) determines which securities the Company will purchase, retain or sell; (iii) identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and (iv) closes, monitors and services the investments the Company makes.

The investment adviser’s services under the Investment Advisory and Administrative Services Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

The Company pays the investment adviser a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components:  (i) a base management fee, and (ii) an incentive fee.  The Company’s officers do not receive any compensation directly from the Company.  However, the officers of the investment adviser who also serve as the Company’s officers receive compensation from the investment adviser or an affiliate, which may be funded by or economically related to the investment advisory fees paid by the Company to the investment adviser under to the Investment Advisory and Administrative Services Agreement.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Base Management Fee
The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes.  The Company did not have any borrowings during the six months ended June 30, 2014 or the year ended December 31, 2013.  The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.

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

Since inception, the Company has not paid any incentive fees to its investment adviser.  As of June 30, 2014 and December 31, 2013, no incentive fees were due and payable to the investment adviser in accordance with the contractual terms of the Investment Advisory and Administrative Services Agreement since the Company did not generate net realized capital gains in excess of gross unrealized depreciation.

During the three and six months ended June 30, 2014, the Company recorded incentive fee expense of $464,904 and $171,586 resulting from:  (i) an increase (decrease) in net unrealized appreciation on its portfolio company investments of $2,324,516 and $(427,922) during such periods, respectively, and (ii) an increase in its cumulative net realized gains of $0 and $1,285,846 during such periods, respectively.  During the three and six months ended June 30, 2013, the Company recorded an increase in incentive fee expense of $266,924 and $518,339 resulting from: (i) a decrease in net unrealized appreciation on the Company’s portfolio company investments of $3,065,557 and $1,808,480 during such periods, respectively, and (ii) an increase in its cumulative net realized gains of $4,400,178 and $4,400,178 during such periods, respectively.

As of June 30, 2014 and December 31, 2013, the Company had recorded accrued incentive fees payable to the investment adviser in the amounts of $2,388,474 and $2,216,888, respectively.

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

The Company reimburses the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff.  The allocation ratio with respect to compensation of the Company’s Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of the Company and the investment adviser, respectively.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.  Effective beginning February 20, 2013, the Chief Financial Officer and Chief Compliance Officer positions have been held by a single individual.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

Duration and Termination
The Prior Advisory Agreement,  which automatically terminated upon the closing the Transaction on July 1, 2014, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009.  On April 9, 2014, the Company’s Board of Directors, including the “non-interested” directors, as such term is defined under the 1940 Act (the “Non-interested Directors”), renewed the Prior Advisory for an additional year.

The New Advisory Agreement, which was entered into on July 1, 2014 as part of the closing of the Transaction, will remain in effect for a period of two years, unless sooner terminated.  The New Advisory Agreement was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014.  After the initial two-year period, the New Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by:  (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons.  An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the New Advisory Agreement.

The New Advisory Agreement automatically terminates in the event of its assignment.  As required by the 1940 Act, the New Advisory Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to the investment adviser.  If the investment adviser wishes to voluntarily terminate the New Advisory Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination.  The New Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.  See Note 13 - Subsequent Events.

License Agreement
The Company previously entered into a license agreement (the “License Agreement”) with the investment adviser, pursuant to which the investment adviser granted the Company a non-exclusive license to use the name “Keating.”  Under the License Agreement, the Company had the right to use the “Keating” name and logo without license fee for so long as the investment adviser or one of its affiliates remained the Company’s investment adviser.  Other than with respect to this limited license, the Company had no legal right to the “Keating” name or logo.

On July 1, 2014, as part of the closing of the Transaction, the License Agreement terminated, and the Company entered into a sublicense agreement (the “Sublicense Agreement”) with the investment adviser pursuant to which the investment adviser granted the Company a non-exclusive license to use the name “BDCA.”  Under the Sublicense Agreement, the Company will have a right to use the BDCA name and logo, for so long as the investment adviser remains the Company’s investment adviser.  Other than with respect to this limited license, the Company will have no legal right to the “BDCA” name or logo.  The Sublicense Agreement will remain in effect for so long as the New Advisory Agreement with the investment adviser is in effect.  The Sublicense Agreement will also terminate upon the expiration or termination of the license agreement between BDCA Adviser and the investment adviser pursuant to which BDCA Adviser granted the investment adviser a non-exclusive license to use the name “BDCA,” including the limited right to sublicense such use to any business development company to whom the investment adviser provides investment advisory services.  See Note 13 - Subsequent Events.

Receivable Due from Related Party
As part of the Transaction, BDCA Adviser agreed to reimburse the Company at the closing for the costs incurred in connection with the Company’s 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the New Advisory Agreement, which costs would not otherwise have been incurred by the Company.  As of June 30, 2014, BDCA Adviser had agreed to reimburse the Company for such costs in the amount of $97,866.  The Company recorded this amount as a receivable due from related party as of June 30, 2014.  BDCA Adviser paid this amount to the Company at the closing of the Transaction on July 1, 2014.  See Note 13 – Subsequent Events.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

During the three months ended June 30, 2014, the Company issued 237,699 shares of its common stock to its stockholders as part of its quarterly distributions declared for the first and second quarter of 2014.  These shares were issued at an average price per share of $6.06, which represented a 17.4% discount to the Company’s net asset value of $7.34 as of March 31, 2014.  See Note 7 – Dividends and Distributions.

6.	Stock Repurchases

On May 9, 2012, the Company’s Board of Directors authorized a stock repurchase program of up to $5 million for a period of six months, which was subsequently extended until May 8, 2013.  On April 25, 2013, the Company’s Board of Directors further extended the stock repurchase program until November 8, 2013.  On October 24, 2013, the Company’s Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  Since inception of the stock repurchase program, the Company has repurchased a total of 448,441 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of June 30, 2014.  The Company has accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

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

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The following table summarizes the Company’s dividends declared for the first and second quarter of 2014 and the years 2011, 2012 and 2013:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution

2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains / Return of Capital (2)
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains / Return of Capital (2)
Total - 2014 Dividends			0.20

2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49

2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03

2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13

Total - Cumulative			$0.85

(1)	This dividend was paid in cash and shares of the Company's common stock. Please see the discussion immediately following this table for more detail about the composition of this dividend.

(2)
The determination of the tax attributes of the 2014 dividends will be made as of the end of 2014 based upon the Company's net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of 2014 dividends for a full year. If the Company's determined the tax attributes of its first and second quarter 2014 dividends as of June 30, 2014, 67% of such dividends would be from long-term capital gains and 33% of such dividends would be a return of capital.

(3)
Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013.  For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company's in 2013.

(4)
The February 2011 distribution was a special cash distribution based on the unrealized appreciation the Company's had recorded on its NeoPhotonics investment at the time of the distribution, following NeoPhotonics’ completion of its IPO.

On February 20, 2014, the Company’s Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014 and June 17, 2014, to common stockholders of record on March 6, 2014 and May 8, 2014, respectively.  Stockholders had the option to receive payment of these dividends in cash or in shares of the Company’s common stock, provided that the aggregate cash payable to all stockholders for each dividend was limited to 25% of the aggregate dividend amount.  Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment, and the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment.

For both the April and June 2014 dividend payments, the amount of cash elected to be received by stockholders was greater than the cash limit of 25% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.  The number of shares of common stock comprising the stock portion of the April 14, 2014 dividend was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of the common stock on April 7, 8 and 9, 2014, and which represented a 18.1% discount to the Company’s net asset value of $7.34 as of March 31, 2014.  The number of shares of common stock comprising the stock portion of the June 17, 2014 dividend was calculated based on a price of $6.1169 per share, which equaled the volume weighted average trading price per share of the common stock on June 10, 11 and 12, 2014, and which represented a 16.7% discount to the Company’s net asset value of $7.34 as of March 31, 2014.

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

In accordance with the Company’s quarterly distribution policy, on February 20, 2014, the Company’s Board of Directors also declared a regular distribution for the third quarter of 2014 in the amount of $0.10 per share.  The record and payment dates for this distribution are as follows:

Regular Dividend	Amount per Share	Record Date	Payment Date
Third Quarter	$0.10	August 11, 2014	September 18, 2014

This quarterly distribution will be paid in cash or the Company’s common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of the Company’s common stock.

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

The Company maintains a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if the Company declares a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of common stock.  Although the Company has a number of options to satisfy the share requirements of the DRIP, it currently expects that the shares required to be purchased under the DRIP will be acquired through open market purchases of common stock by the DRIP administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP administrator.  The Company has suspended, and intends in the future to suspend, its DRIP with respect to the entirety of any distribution which is payable in cash and shares of the Company’s common stock at the election of stockholders.

8.	Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  At June 30, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction.  As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims.  Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company has set aside 135,194 shares of Millennial Media as part of this escrow fund.  Any claim for stockholder indemnification must generally be made by Millennial Media within the one-year period following the closing.  In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund.  The Company has not been notified of any stockholder indemnity claims and, accordingly, the Company has assumed that all of its escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing its interests in Millennial Media’s common stock as of June 30, 2014.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

The Company maintains liability insurance for its officers and directors.  The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Absent the willful misfeasance, bad faith or gross negligence of the investment adviser or the investment adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify the investment adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of the investment adviser’s performance of its duties and obligations under both the Prior Advisory Agreement and the New Advisory Agreement, except to the extent specified in the 1940 Act.

As of June 30, 2014, the Company was not a party to any material legal proceedings.  However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

9.	Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net increase (decrease) in net assets resulting from operations	$1,120,628	$9,155	$(912,639)	$(34,432)

Basic and diluted weighted average shares outstanding	9,669,274	9,086,011	9,609,420	9,125,987

Basic and diluted net increase (decrease) in net assets per share
resulting from operations	$0.12	*	$(0.09)	*

* Per share amounts less than $0.01.

During the three and six months June 30, 2014 and 2013, the Company had no dilutive securities outstanding.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

10.	Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,	June 30,
	2014	2013

Per common share data
Net asset value, beginning of period	$7.65	$8.00

Net investment loss (1)	(0.18)	(0.29)
Net realized gain on investments (1)	0.13	0.48
Net change in unrealized appreciation on investments (1)	(0.04)	0.20

Net increase (decrease) in net assets resulting from operations	(0.09)	*

Stockholder distributions:
Stockholder distributions paid from net realized gains	(0.13)	(0.24)
Distributions in excess of net investment income and net realized gains	(0.07)	-

Net decrease in net assets resulting from stockholder distributions	(0.20)	(0.24)

Capital stock transactions:
Issuance of common stock as stock dividend distribution (2)	(0.04)	-
Repurchases of common stock (3)	-	0.03

Net increase in net assets from capital stock transactions	(0.04)	0.03

Net asset value, end of period	$7.32	$7.79

Ratios and supplemental data:
Per share market price, end of period	$5.91	6.78
Total return based on change in net asset value (4)	(1.74%)	0.30%
Total return based on stock price (5)	(0.69%)	12.09%
Common shares outstanding, end of period	9,786,601	8,972,226
Weighted average common shares outstanding during period	9,609,420	9,125,987
Net assets, end of period	$71,646,408	$69,908,801
Annualized ratio of operating expenses to average net assets (6)	4.86%	6.57%
Annualized ratio of net investment loss to average net assets	(4.95%)	(7.28%)
Weighted average debt per common share (7)	$-	$-
Portfolio turnover (8)	4.12%	20.66%

*Per share amount less than $0.01 per share.  Note, for the six months ended June 30, 2013, due to rounding, the components for the decrease in net assets resulting from operations do not subtotal to less than $0.01 per share.

(1)	Based on weighted average shares outstanding during the period.

(2)
Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the payment of the Company’s stock dividend distributions during the period. See Note 7, Dividends and Distributions.

(3)	Represents the increase in net asset value attributable to repurchases of common stock during the period.

(4)
Total return based on net asset value is calculated based on the change in net asset value per share taking into account distributions reinvested at the beginning of the period net asset value per share.  The total return has not been annualized.

(5)
Total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on dividend distribution date.  The total return has not been annualized.

(6)
Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly.  However, incentive fees payable to the Company's investment adviser are not annualized.  Separately calculated, the ratio of non-annualized incentive fees to average net assets were 0.24% and 0.72% for the six months ended June 30, 2014 and 2013, respectively.  Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

(7)	During the six months ended June 30, 2014 and 2013, the Company did not have any debt for borrowed money.

(8)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

11.	Income Taxes

Because the Company distributed 100% of its net realized capital gains for the years ended December 31, 2013, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2013.  The Company intends to operate so as to qualify as a RIC in 2014, and, based on the Company’s current quarterly distribution policy to distribute 100% of its net realized gains to stockholders, the Company has made no provision for income taxes as of June 30, 2014.

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

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013

Aggregate cost of portfolio company securities
for federal income tax purposes (1)	$58,346,938	$55,574,743

Gross unrealized appreciation of portfolio company securities	15,522,362	15,305,394
Gross unrealized depreciation of portfolio company securities	(9,548,222)	(8,903,332)

Net unrealized appreciation of portfolio company securities	$5,974,140	$6,402,062

(1)	Includes cumulative PIK interest accreted to principal.

As of June 30, 2014 and December 31, 2013, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

12.	Investments in and Advances to Affiliates

During the three and six months ended June 30, 2014, the Company had one portfolio company investment, Metabolon, which was an Affiliate Investment, and the Company had no Control Investments.  The following is a schedule of the Company’s investments in this affiliate during the three and months ended June 30, 2014.  During the three and six months ended June 30, 2014, the Company made no advances to this affiliate.

Keating Capital, Inc.
Notes to Financial Statements
(Unaudited)

			Three Months Ended	Six Months Ended
			June 30, 2014	June 30, 2014

Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	Amount of Interest and Dividends Credited to Income (2)	December 31, 2013 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2014 Fair Value

Affiliate Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	-	$-	$6,140,000	$-	$-	$6,140,000

Total Affiliate Investments			$-	$-	$6,140,000	$-	$-	$6,140,000

(1)	The Company had no control investments as defined by the 1940 Act during the six months ended June 30, 2014.

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

In preparing these financial statements, the Company has evaluated events after June 30, 2014.  Except as set forth below, there were no subsequent events since June 30, 2014 that would require adjustment to or additional disclosure in these financial statements.

Change of Control of Investment Adviser
On July 1, 2014, the members of the Company’s investment adviser completed the sale of 100% of their issued and outstanding equity interests (the “Transaction”) of the investment adviser to BDCA Adviser.  Upon the closing of the Transaction, the investment adviser became a wholly-owned subsidiary of BDCA Adviser.  Because there was a change of control of the investment adviser in connection with the Transaction, an assignment of the Prior Advisory Agreement under the 1940 Act occurred.  This assignment automatically terminated the Prior Advisory Agreement in accordance with its terms as required by Section 15 of the 1940 Act.

In connection with the closing of the Transaction, the Company entered into the New Advisory Agreement with the investment adviser (“New Advisory Agreement”).  The New Advisory Agreement became effective July 1, 2014 and is identical with respect to all material terms and conditions of the Prior Advisory Agreement between the Company and the investment adviser.  The New Advisory Agreement was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014.

In connection with the closing of the Transaction, (i) the Company changed its name to BDCA Venture, Inc., (ii) the investment adviser changed its name to BDCA Venture Adviser, LLC, (iii) the license agreement between the Company and the investment adviser for the Company’s use of the “KEATING” name terminated, and (iv) the Company entered into a sublicense agreement with the investment adviser pursuant to which the investment adviser granted the Company a non-exclusive license to use the “BDCA” name.

As part of the Transaction, BDCA Adviser agreed to reimburse the Company at the closing for the costs incurred in connection with the Company's 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the New Advisory Agreement, which costs would not otherwise have been incurred by the Company. As of June 30, 2014, BDCA Adviser had agreed to reimburse the Company for such costs in the amount of $97,866. The Company recorded this amount as a receivable due from related party as of June 30, 2014. BDCA Adviser paid this amount to the Company at the closing of the Transaction on July 1, 2014.

The Company did not raise any capital, nor were any new securities issued by the Company, in connection with the Transaction.

Portfolio Company Activity
On July 2, 2014, the Company purchased shares of SilkRoad’s Series D-1 convertible preferred stock for an aggregate purchase price of $268,853 in a subsequent closing of SilkRoad’s Series D financing.  In connection with the Company’s purchase of these shares of Series D-1 convertible preferred stock, the Company also received shares of Series D-2 convertible preferred stock in exchange for all of the shares of Class B Common Stock that it received in the initial closing of the Series D financing on June 25, 2014 upon the automatic conversion of certain convertible bridge notes held by the Company.

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

Overview

We are a closed-end, non-diversified investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act (the “1940 Act”).  As a business development company, we are required to comply with certain regulatory requirements.  For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code (the “Code”).  We satisfied the RIC requirements for our 2013 taxable year, and we intend to operate so as to qualify as a RIC in 2014.

We are externally managed by BDCA Venture Adviser, LLC, f/k/a Keating Investments, an SEC-registered investment adviser that was founded in 1997 and is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  On July 1, 2014, the members of our investment adviser completed the sale of 100% of their issued and outstanding equity interests (the “Transaction”) of the investment adviser to BDCA Adviser, LLC (“BDCA Adviser”).  Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser and changed its name to BDCA Venture Adviser, LLC (“BDCA Venture Adviser”).

Because there was a change of control of our investment adviser in connection with the Transaction, an assignment of the Investment Advisory and Administrative Services Agreement between us and Keating Investments (the “Prior Advisory Agreement”) under the 1940 Act occurred.  This assignment automatically terminated the Prior Advisory Agreement in accordance with its terms as required by Section 15 of the 1940 Act, and we entered into a new Investment Advisory and Administrative Services Agreement with BDCA Venture Adviser (the “New Advisory Agreement” or the “Investment Advisory and Administrative Services Agreement”).  The New Advisory Agreement became effective July 1, 2014 and is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and the investment adviser.  The investment advisory fees under the New Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement.  The New Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014.

In connection with the closing of the Transaction, we changed our name to BDCA Venture, Inc. (“BDCA Venture”), effective July 1, 2014.  Our stockholders continue to own the same amount and type of shares in BDCA Venture as they did with Keating Capital.  We did not raise any capital, nor were any new securities issued by us, in connection with the Transaction.  The shares of BDCA Venture continue to be listed on Nasdaq and began trading under the new ticker “BDCV” on July 2, 2014.

Our investment adviser is responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments.  Our investment adviser also provides us with the administrative services necessary for us to operate.  Our investment activities are currently managed by our investment adviser pursuant to the New Advisory Agreement between us and BDCA Venture Adviser.  Our investment adviser sources our investments through its principal office located in Greenwood Village, Colorado as well as through an additional office in Palo Alto, California.

Since our first investment in January 2010 through June 30, 2014, we have invested $72.0 million in a total of 22 portfolio companies, and we were the lead investor in seven of those transactions.  Of those 22 investments, five companies have successfully priced IPOs, one portfolio company publicly filed a registration statement for an IPO but was sold to a private equity firm, and one portfolio company was acquired in a merger with a publicly traded company.  One of our private portfolio companies—Zoosk, Inc.—has publicly filed a registration statement for an IPO.

We believe two of our portfolio companies may complete an IPO in the second half of this year.  However, the timing of the completion of an IPO or strategic sale/merger by any of our private portfolio companies is highly uncertain and can be affected by a number of factors including the portfolio company’s performance, equity market trends, market volatility, recent IPO performance, and sectors that may be in or out of favor with IPO investors.  Accordingly, there can be no assurances that any of these private portfolio companies will complete an IPO or strategic sale/merger.

As of June 30, 2014, we are fully invested and, unless we are able to raise additional capital or we have realizations on our existing investments, we have limited capital to make additional portfolio company investments other than follow-on investments in existing portfolio companies.

Our Investment Objective and Strategy

Our investment objective is to maximize capital appreciation.  We seek to accomplish our capital appreciation objective by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-IPO companies.  We focus on acquiring equity securities that are typically a portfolio company’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the portfolio company typically has only common stock outstanding.  However, we may also invest in debt securities, including convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  Convertible debt securities, including bridge notes, which we refer to as equity-linked securities, are typically subordinated to the portfolio company’s senior debt, and we generally intend to hold these securities for the purpose of conversion into equity at a future date.  In accordance with our investment objective, we seek to invest in equity and equity-linked securities of principally U.S.-based, private companies with an equity value typically between $100 million and $1 billion.  We refer to companies with an equity value of between $100 million and less than $250 million as “micro-cap companies” and companies with an equity value of between $250 million and $1 billion as “small-cap companies.”

We specialize in making pre-IPO investments in emerging growth companies that are committed to and capable of becoming public.  We provide investors with the ability to participate in a publicly traded fund that allows our stockholders to share in the potential value accretion that we believe typically occurs once a company transforms from private to public status, or what we refer to as the private-to-public valuation arbitrage.  Our shares are listed on Nasdaq under the ticker symbol “BDCV.”  Our strategy is to evaluate and invest in companies prior to the valuation accretion that we believe occurs once private companies complete an initial public offering.  We seek to capture this value accretion by investing primarily in private, micro-cap and small-cap companies that meet our core investment criteria:  they (i) generate annual revenue in excess of $20 million on a trailing 12-month basis and have growth potential; (ii) are committed to, capable of, and will benefit from becoming public companies; and (iii) create the potential to achieve a targeted 2x return on our investment within our expected investment horizon of four years. We may also pursue investments with a shorter expected investment horizon, where we believe the portfolio company may complete an IPO sooner than our targeted two-year period from our initial investment, in which case our targeted return may be correspondingly reduced.  Our investment strategy can be summarized as buy privately, sell publicly, capture the difference.

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

We continue to believe that public companies typically trade at higher valuations than private companies with similar financial attributes.  The five portfolio companies that have completed IPOs (NeoPhotonics, Inc., Solazyme, Inc., LifeLock, Inc., Tremor Video, Inc. and TrueCar, Inc.) had unrealized returns at the time of their IPOs, based on their IPO price, of 1.8x, 2.0x, 1.7x, 1.5x and 1.1x our investment cost, respectively.  However, the stock prices of each of these companies have changed since the IPO, and there is no assurance that we will be able to sell any of our portfolio company investments, following our lockup restrictions, at prices that will allow us to achieve our targeted 2x return on investment once the companies are publicly traded and assuming our targeted four-year investment horizon.

We have an IPO, event-driven strategy, and we attempt to generate returns by accepting the risks of owning illiquid securities of later stage private companies.  We believe that investing in an issuer’s most senior equity securities and/or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with pre-IPO investing.  However, the process of transforming from private to public ownership is subject to the uncertainties of the IPO process.  If this process happened quickly and with certainty, we believe there would be less of an illiquidity discount available (and hence, less potential return) to us when we make our investments.  Instead, the private-to-public transformation process takes time and is subject to market conditions, and we therefore incorporate a targeted four-year average holding period for each portfolio company into our strategy.  However, as of June 30, 2014, 13 of our private portfolio companies have not completed an IPO or strategic sale or merger within our targeted two-year time period from initial investment.  Accordingly, our overall holding periods may also be longer than our targeted four-year holding period which would adversely affect our portfolio company-level internal rates of return (“IRR”).

Because the equity and equity-linked securities of pre-IPO companies typically do not pay any current income, we will consider investments in qualified private and public companies that generate current yield in the form of interest income which can be used to offset some of our operating expenses.  These investments typically will be in the form of debt instruments providing for the current payment of interest, which may be convertible into equity securities or have separate warrants exercisable for equity securities so that we have an opportunity to achieve long-term capital appreciation.  To the extent that we make investments in public companies, we anticipate that the market capitalizations of these companies would typically be below $250 million and that we would be willing to generally accept a reduced level of potential capital appreciation in exchange for the payment of a current yield on our investments to offset some of our operating expenses.  In addition to broadening our potential sources of return, we believe that the ability to generate current yield in the form of interest income on some of our investments may be attractive to our investors.

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

●      Favorable IPO market conditions.  While capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments, the U.S. IPO market in 2013 was the best year since 2000, when 406 IPOs were completed.  In 2013, a total of 222 companies completed IPOs in U.S., compared to a total of 128 IPOs completed in 2012.  The 222 IPOs completed in 2013 exceeded the 216 IPOs completed in 2004, the highest level of completed IPOs in the last 10 years.  During the second quarter of 2014, 83 companies completed IPOs, the highest number of IPOs in any quarter since 2000 and the end of the tech bubble.  We believe there are three primary technical drivers that determine the overall number of completed IPOs:  (i) volatility, (ii) recent IPO performance, and (iii) equity market trends.  As of the end of the second quarter of 2014, we believe that each of the technical indicators were at favorable levels.

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

As of June 30, 2014, 13 of our private portfolio companies have not completed an IPO within our targeted two-year time period from initial investment.  In the event our portfolio companies fail to complete an IPO within our targeted two-year time frame, we may need to make additional investments in these portfolio companies, along with other existing investors, to fund their operations.  In some cases, if we elect not to fund our pro rata share of these additional investments, there may be adverse consequences including the forced conversion of our preferred stock into common stock at an unfavorable conversion rate and the corresponding loss of any liquidation preferences or other rights and privileges that may be applicable to the securities we currently hold.

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

There also can be no assurances that any of our private portfolio companies will complete an IPO within our targeted two-year time frame, or at all.  Even if these portfolio companies are able to complete an IPO, we may not be able to dispose of our interests in these publicly traded portfolio companies within our targeted four-year holding period or at prices that would allow us to achieve our targeted 2x return on our investment, or any return at all.  In cases where we have reduced our targeted return due to a shorter expected investment horizon, there can be no assurance that our portfolio company will be able to complete an IPO, or that we will be able to dispose of our investment, in this shorter time frame at our targeted return.  There can be no assurance that we will be able to achieve our targeted return on our portfolio company investments if, as and when they go public.  Additionally, if our private portfolio companies continue to experience delays in completing an IPO or a strategic sale or merger, our overall holding periods may be longer than our targeted four-year holding period which would adversely affect our portfolio company-level IRR.

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

Portfolio Company Characteristics and Investment Features

We focus on acquiring equity securities that are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding.  We may also invest in debt securities including convertible debt, which we refer to as equity-linked securities, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  As of June 30, 2014, our portfolio company investments were composed of investments in the form of preferred stock that is convertible into common stock, common stock, subordinated convertible bridge notes, and warrants exercisable into preferred or common stock.  We made our first investments in convertible bridge notes of BrightSource Energy, Inc. and SilkRoad, Inc. in the third quarter of 2013.  BrightSource and SilkRoad were both existing portfolio companies.  During the first half of 2014, we also invested in the convertible bridge notes of Agilyx Corporation, an existing portfolio company.  In connection with the initial closing of SilkRoad’s Series D financing on June 25, 2014, we received shares of Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note that we held in SilkRoad, including PIK interest which was also converted.

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

Our preferred and common stock, warrants, and equity interests are generally non-income producing.  Except for our Series F convertible preferred stock investments in Suniva, all convertible preferred stock investments currently held by us carry a non-cumulative, preferred dividend payable only when and if declared by the portfolio company's board of directors.  Suniva’s Series F convertible preferred stock carries a cumulative preferred dividend, which is payable only when and if declared by Suniva’s board of directors or upon a qualifying liquidation event.  Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.

Of the 22 portfolio company investments we have made since inception through June 30, 2014, at the time of our initial investment in these companies, 19 of these initial investments represented the portfolio company’s most senior preferred stock, two of these initial investments represented common shares where the portfolio company had only common stock outstanding, and in one initial investment in common stock which we acquired from the portfolio company’s employees, the company had preferred stock outstanding at the time of our initial investment.

Our portfolio companies are generally permitted to undertake subsequent financings in which they may issue equity securities or incur debt that ranks equally with, or senior to, the equity securities in which we invest.  In such cases, debt securities may provide that the holders are entitled to receive payment of interest or principal before we are entitled to receive any distribution from the portfolio companies, and the holders of more senior classes of preferred stock would typically be entitled to receive full or partial payment in preference to any distribution to us.  As of June 30, 2014, and as a result of subsequent financings, of our 15 private portfolio companies, we hold the most senior preferred equity in seven of these companies (of which one of our investments has a pari passu preference with a subsequently issued series of preferred stock).

We target our pre-IPO investing activities in later-stage, emerging growth, technology companies.  The financing round in which we made our initial investment represented, on average, the portfolio company’s fifth, or Series E, financing round.  In addition, we have been the lead investor in seven of our 22 portfolio company investments we have made since inception.

Four of our portfolio companies that we held at June 30, 2014 had 2012 revenue of $100 million or more, and the median company in our portfolio as of June 30, 2014 had 2012 revenue of approximately $58 million.  Excluding Millennial Media, eight of our portfolio companies that we held at June 30, 2014 had 2013 revenue of $100 million or more, and the median company in our portfolio as of June 30, 2014 had 2013 revenue of approximately $58 million.  The median trailing 12-month revenue for venture capital-backed companies at the time of their IPO was $60 million in the year ended December 31, 2013, $104 million in 2012 and $74 million in 2011.  The 2012 and 2013 revenue figures are based on the audited, estimated or unaudited financial results provided to us for the fiscal years ending in 2012 and 2013.

In each of our investments, we may seek to negotiate structural protections such as conversion rights which would result in our receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of an IPO.  In some circumstances, these structural protections will apply only if the IPO price is below stated levels.  In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.  At the time of initial investment, we had negotiated some form of structural protection in 11 of our 22 portfolio company investments we have made since inception through June 30, 2014, which represented an aggregate of $40.5 million in initial investments.

Three portfolio companies in which we had structural protection, NeoPhotonics, LifeLock and Tremor Video, have completed IPOs, one portfolio company in which we had structural protection, Corsair Components, Inc. was sold to a private equity firm, and one portfolio company in which we had structural protection, Jumptap, Inc., completed a merger with Millennial Media, Inc. (NYSE: MM).  Of our investments in 15 private portfolio companies as of June 30, 2014, we continue to have some structural protection with respect to investments in five of these portfolio companies, which represented $18.6 million in initial investments.  However, there is no assurance that the structural protection in these five investments will remain intact or will not be compromised by either a subsequent financing or sale/merger transaction, or other considerations.

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

Portfolio Company Exits

While NeoPhotonics and Solazyme were each able to complete their IPOs within approximately one year from the date of our investment, LifeLock was able to complete its IPO within 0.6 years from the date of our investment, Tremor Video was able to complete its IPO within 1.8 years from the date of our investment, and TrueCar was able to complete its IPO within 2.6 years from the date of our investment, a number of our portfolio companies are, on average, taking longer than we initially expected to complete their IPOs.  We generally expect that our portfolio companies will be able to complete an IPO, on average, within approximately two years after the closing of our initial investment.  After a typical lockup restriction which prohibits us from selling our investment during a customary 180-day period following the IPO, we expect that, on average, the holding period for our portfolio company investments will be approximately four years, compared to private equity and venture capital funds which we believe typically take seven to 10 years.  However, as our recent dispositions indicate, there may be instances where we can exit a portfolio company position prior to our anticipated four-year holding period in cases where a portfolio company completes an IPO sooner than we expected.

We also believe that some of our portfolio companies may elect to complete a strategic merger or sale in lieu of an IPO.  For instance, Corsair filed a registration statement for an IPO and attempted to complete an IPO, but was eventually sold to a private equity firm in the second quarter of 2013.  We were able to fully dispose of our interest in Corsair, which we acquired in July 2011, as part of this sale transaction.  In addition, Jumptap, which we acquired in June 2012, completed a merger with Millennial Media, a publicly traded company, on November 6, 2013.  At the closing of the merger, in exchange for our Jumptap Series G preferred stock, we received 1,247,893 shares of Millennial Media’s common stock which, at the time of issuance to us, were all subject to lockup restrictions of different durations.  In the case of a strategic sale or merger involving one of our portfolio companies, it is possible that we may be able to dispose of our positions before our targeted four-year holding period.

Another private portfolio company, Zoosk, publicly filed its registration statement on April 16, 2014, approximately 2.2 years following our $3 million Series E convertible preferred stock investment.

As of June 30, 2014, the average holding period of our 18 portfolio companies was 2.6 years from our initial investment date, and the weighted-average holding period (based on the investment cost and holding period of each of our portfolio company securities as of June 30, 2014) was 2.3 years.  As of June 30, 2014, 13 of our private portfolio companies have not completed an IPO or strategic sale or merger within our targeted two-year time period from initial investment.  Accordingly, our overall holding periods may also be longer than our targeted four-year holding period which would tend to correspond with lower internal rates of return (“IRR”) at the portfolio company-level than our investment model expectations.

The following table presents the total invested capital (including any follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of June 30, 2014.  As of June 30, 2014, 85.2% of our $58.3 million of net invested capital was made in the 2011 and 2012 vintage years.

				Dispositions
	Number		Percent of	of Portfolio		Percent of
	of Portfolio	Total	Total	Company	Net	Net
	Company	Invested	Invested	Positions	Invested	Invested
Vintage Year1	Investments	Capital2	Capital	(Cost Basis)	Capital	Capital

2010	4	$5,686,936	7.9%	$(3,080,750)	$2,606,186	4.5%
Average Investment per Portfolio Company		$1,421,734
2011	10	$31,817,904	44.2%	$(4,000,080)	$27,817,824	47.7%
Average Investment per Portfolio Company		$3,181,790
2012	6	$28,499,990	39.6%	$(6,666,664)	$21,833,326	37.5%
Average Investment per Portfolio Company		$4,749,998
2013	1	$3,000,000	4.2%	$-	$3,000,000	5.1%
Average Investment per Portfolio Company		$3,000,000
2014	1	$2,999,999	4.2%	$-	$2,999,999	5.1%
Average Investment per Portfolio Company		$2,999,999
Total	22	$72,004,830	100.0%	$(13,747,494)	$58,257,336	100.0%
Average Investment per Portfolio Company		$3,272,947

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

Net Realized Gains

On February 5, 2014, our lockup restrictions on 415,964 shares of Millennial Media common stock expired and, during the first quarter of 2014, we sold 415,964 shares of Millennial Media common stock with an aggregate cost basis of $1,666,664 for total net proceeds of $2,952,510, resulting in net realized gains of $1,285,846.  During the second quarter of 2014, our lockup restrictions on an additional 696,735 shares of Millennial Media common stock expired and, at June 30, 2014, we continued to hold these shares.  At the closing of the Millennial Media merger, we were also required to set aside in escrow a total of 135,194 shares of Millennial Media common stock until November 6, 2014 as partial security for potential stockholder indemnification obligations.

As of June 30, 2014, all of the shares we hold in Tremor Video are freely tradable, but all of the shares we hold in TrueCar are still subject to post-IPO lockup restrictions, which will expire on or about November 11, 2014.

The following table summarizes the realized gains and losses from our disposition of portfolio company investments (including the partial sale of our position in Millennial Media) from inception through June 30, 2014 and the related portfolio company returns.  Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses.

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

The following table summarizes our dividends declared for the first half of 2014 and the years 2011, 2012 and 2013:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution

2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains / Return of Capital (2)
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains / Return of Capital (2)
Total - 2014 Dividends			0.20

2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49

2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03

2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13

Total - Cumulative			$0.85

(1)	This dividend was paid in cash and shares of our common stock. Please see the discussion immediately following this table for more detail about the composition of this dividend.

(2)
The determination of the tax attributes of the 2014 dividends will be made as of the end of 2014 based upon our net realized gains for the full year and distributions paid for the full year.  Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of 2014 dividends for a full year. If we determined the tax attributes of our first and second quarter 2014 dividends as of June 30, 2014, 67% of such dividends would be from long-term capital gains and 33% of such dividends would be a return of capital.

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

On February 20, 2014, our Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014 and June 17, 2014, to common stockholders of record on March 6, 2014 and May 8, 2014, respectively.  Stockholders had the option to receive payment of these dividends in cash or in shares of our common stock, provided that the aggregate cash payable to all stockholders for each dividend was limited to 25% of the aggregate dividend amount.

Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of newly-issued common stock, or 1.2% of our outstanding common stock prior to the dividend payment, and the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment.  The amount of cash elected to be received by stockholders was greater than the cash limit of 25% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.

The number of shares of common stock comprising the stock portion of the April 14, 2014 dividend was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of our common stock on April 7, 8 and 9, 2014, and which represented a 18.1% discount to our net asset value (“NAV”) of $7.34 as of March 31, 2014.

The number of shares of common stock comprising the stock portion of the June 17, 2014 dividend was calculated based on a price of $6.1169 per share, which equaled the volume weighted average trading price per share of our common stock on June 10, 11 and 12, 2014, and which represented a 16.7% discount to our NAV of $7.34 as of March 31, 2014.  See “—Stock Distributions” below.

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

In accordance with our quarterly distribution policy, on February 20, 2014, our Board of Directors also declared a regular distribution for the third quarter of 2014 in the amount of $0.10 per share.  The record and payment dates for this distribution are as follows:

Regular Dividend	Amount per Share	Record Date	Payment Date
Third Quarter	$0.10	August 11, 2014	September 18, 2014

This quarterly distribution will be paid in cash or shares of our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.

Since our portfolio company investments typically do not generate current income (i.e., dividends or interest income), we do not expect the quarterly distributions to represent earnings from net investment income, which makes us different from other business development companies that primarily make debt investments and may pay dividends from their recurring interest income.

Under our quarterly distribution policy, we seek to maintain a consistent distribution level that may be paid in part or in full from net capital gains or a return of capital, or a combination thereof.  If our actual net capital gains are less than the total amount of our regular quarterly distributions for the year, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  Alternatively, if our actual net capital gains exceed the total amount of our regular quarterly distributions for a given year, our Board of Directors currently intends to adjust or make an additional distribution in December of each year so that our total distributions for any given year represent 100% of our actual net capital gains in that year.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our stock.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned.  The tax character of a distribution is determined based upon our total net capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year.

During the six months ended June 30, 2014, we had net realized gains of $1,285,846 resulting from the partial sale of our position in Millennial Media common stock.  Our first and second quarter 2014 dividends, both of which were paid in the second quarter of 2014, totaled $1,921,696.  We determine the tax attributes of our distributions as of the end of the calendar year based upon our net realized gains for the full year and distributions paid during the full year.  Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year.  If we determined the tax attributes of our first and second quarter 2014 distribution as of June 30, 2014, since we have made distributions to stockholders in excess of our net realized gains, 67% of the total distribution, or $1,285,846, would be from long-term realized gains, none of the total distribution would be from ordinary income, and 33% of the total distribution, or $635,850, would be a return of capital.

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

For the six months ended June 30, 2014, the dilutive effect of issuing shares of our common stock below net asset value per share in connection with the payment of our first and second quarter 2014 stock dividend distributions was $0.04 per share.  This was the result of issuing a total of 237,699 shares in stock dividend distributions during the six months ended June 30, 2014 at an average discount of 17.4% to our NAV of $7.34 as of March 31, 2014.

Dividend Reinvestment Plan

We maintain a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash.  As a result, if we declare a dividend, stockholders who have not “opted out” of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of our common stock.  Although we have a number of options to satisfy the share requirements of the DRIP, we currently expect that the shares required to be purchased under the DRIP will be acquired through open market purchases of common stock by the DRIP administrator.  The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP administrator.  We have suspended, and intend in the future to suspend, our DRIP with respect to the entirety of any distribution which is paid in cash and shares of our common stock at the election of stockholders.

Stock Repurchases

On May 9, 2012, our Board of Directors authorized a stock repurchase program of up to $5 million for a period of six months, which was subsequently extended until May 8, 2013.  On April 25, 2013, our Board of Directors further extended the stock repurchase program until November 8, 2013.  On October 24, 2013, our Board of Directors discontinued the stock repurchase program in order to make additional capital available for potential new investment opportunities.  Since inception of the stock repurchase program, we have repurchased a total of 448,441 shares of common stock, which shares have not been retired or cancelled, remain issued but not outstanding shares, and were held in treasury as of March 31, 2014.  We have accounted for the repurchases of our common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.  We discontinued our stock repurchase program in October 2013.

Business Development Company Industry and Our Equity Focus

Based on our research, as of June 30, 2014, there were 49 publicly traded business development companies (“BDCs”), 45 of which were income oriented, and four of which were focused on capital appreciation.  In addition to us, the other BDCs focused on capital appreciation with relatively comparable market capitalizations are Firsthand Technology Value Fund (Nasdaq:  SVVC), GSV Capital Corp. (Nasdaq:  GSVC) and Harris & Harris Group, Inc. (Nasdaq:  TINY).  Of the 49 publicly traded BDCs, as of June 27, 2014, the average price/NAV was 99% and the median price/NAV was 97%, and 14 BDCs (or 29%) were either trading at parity or above net asset value (“NAV”).  Of the four comparable capital appreciation-focused BDCs including us, the price/NAV ranged from 67% to 88%, with an average price/NAV of 79%, and 83% price/NAV for us, based on a June 27, 2014 closing price of $6.07 and a March 31, 2014 NAV of $7.34.  We had a price/NAV of 81% based on our June 30, 2014 closing price and NAV of $5.91 and $7.32, respectively.

Across the entire BDC category as of June 27, 2014, the average dividend yield over the preceding 12 months was 8.3%, and the median yield was 9.4%.  We are one of two BDCs among the four comparable ones focused on capital appreciation that paid a distribution to stockholders in the 12 months ended June 30, 2014.  As of June 30, 2014, the dividend yield on our common stock for the 12 months ended June 30, 2014 was 7.6%, which is calculated as the total dividends of $0.45 per share declared by us for such period divided by our $5.91 per share closing stock price as of June 30, 2014.

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

Portfolio Activity and Discount to Net Asset Value

During the three months ended June 30, 2014, we did not sell any of our portfolio company positions.  As of June 30, 2014, we have disposed of our entire position in three of our five portfolio companies that have completed IPOs.  We also own shares of common stock of Millennial Media, a publicly traded company, as a result of its acquisition of Jumptap in a merger transaction which was completed November 6, 2013.

During the first quarter of 2014, we had net realized gains of $1,285,846 resulting from our sale of 415,964 shares of Millennial Media common stock.  During the second quarter of 2014, our lockup restrictions on an additional 696,735 shares of Millennial Media common stock expired and, at June 30, 2014, we continued to hold these shares.   At the closing of the Millennial Media merger, we were also required to set aside in escrow a total of 135,194 shares of Millennial Media common stock until November 6, 2014 as partial security for potential stockholder indemnification obligations.

The other two publicly traded companies in our portfolio as of June 30, 2014 are Tremor Video and TrueCar.  Tremor Video completed its IPO on June 26, 2013, and the lockup restrictions on our shares of Tremor Video’s common stock expired in late December 2013.  We have not sold any of our shares of Tremor Video.  TrueCar completed its IPO on May 15, 2014, and the lockup restrictions on our shares of TrueCar’s common stock will expire on or about November 11, 2014.  We also sold our entire position in Corsair in connection with Corsair’s sale of a majority interest to a private equity firm.

Approximately 33% of our 22 portfolio company investments since inception (as measured by our cost) have either been sold by us or completed an IPO or merger/sale as of June 30, 2014.  However, 13 of our 15 private portfolio companies as of June 30, 2014 have not completed an IPO or a strategic sale or merger within our targeted two-year period from initial investment.   Accordingly, despite the relatively robust IPO market over the last 18 months, our portfolio companies are taking a longer time than we initially expected to complete their IPOs or a merger/sale.  This may result in our overall holding periods being longer than our targeted four-year holding period, which would tend to correspond with lower portfolio company-level IRR than our investment model expectations.  Because of the inherent uncertainty associated with completing IPOs, there is little that we can do to forecast if and when any of our private portfolio companies will be able to successfully complete IPOs, if at all.  In addition, we may not be advised by our portfolio companies of specific sale or merger plans and, in the event we are so advised, we are generally prohibited from disclosing such merger or sale plans until they are publicly disclosed by our portfolio company.

We believe a combination of factors has put selling pressure on our stock, including:  (i) the fact that, despite the relatively strong recent IPO market, our portfolio companies are taking a longer time than we initially expected to complete their IPOs or a merger/sale, (ii) the fact we have experienced write downs in some of our investments, particularly aggregate net unrealized depreciation of $5.8 million on our energy and recycling-focused portfolio companies,  (iii) the fact that we have been unable to generate net realized gains in 2012, 2013 or year-to-date 2014 at levels which exceed our operating expenses for such periods, (iv) with the exception of LifeLock, we have not been able to generate what we believe to be an acceptable portfolio company-level IRR for our investment strategy on our fully disposed positions and, further, the limited number of complete portfolio company dispositions to date has not provided sufficient validation of our investment strategy, and (v) the fact that most of our private companies are under $1 billion in enterprise value and therefore not highly publicized.  We believe our private-to-public valuation arbitrage strategy requires further patience in light of the fact that our vintage year 2011 and 2012 portfolio companies, which represent 85.2% of our $58.3 million in net invested capital as of June 30, 2014, continue to make progress towards an IPO or sale/merger, which if they are successful in doing so, would potentially allow us to dispose of these positions, on average, at our targeted 2x return and within our targeted four-year holding period.  However, if our private portfolio companies continue to experience delays in completing an IPO or sale/merger, we may be required to hold our positions longer than our targeted four-year holding period which would adversely affect our portfolio company-level IRR.

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

Our investment adviser and our Board of Directors recognize that one of their responsibilities is to enhance stockholder value by consistently growing our net asset value.  Based on our current discount to net asset value, our investment adviser and our Board of Directors have been, and will continue to be, committed to instituting programs and policies designed to narrow, or ideally eliminate, any discount to net asset value.  In light of the stock price discount to our net asset value of 19% as of June 30, 2014, our Board of Directors has authorized management to assess various programs and policies, and recommend a plan to address this discount. Such plan  may include repurchases of our common stock of up to $5.0 million.  Repurchases of our common stock would be immediately accretive to our current net asset value.  In spite of these efforts, we believe that in order to generate interest among potential investors, we need to achieve the following key milestones:  (i) have more companies publicly file registration statements for and complete IPOs, or complete a strategic sale or merger, (ii) complete more  sales of our investments at realized gains in line with our targeted 2x return and within our targeted four-year holding period, (iii) continue to distribute these net realized gains to our stockholders in amounts that are comparable to the yield of other BDCs, and (iv) demonstrate, in some manner, that although our portfolio company IPOs and the corresponding sale of our investments are episodic and unpredictable, that the overall return potential of our stock is sufficiently attractive on a risk-adjusted basis to warrant an investment in our stock.

Current Business Environment

Capital markets volatility and the overall market environment may preclude our portfolio companies from completing an IPO and impede our exit from these investments.  Since 1998, the number of venture capital-backed companies that have been able to complete IPOs has fallen, while the median time from initial funding to IPO completion has risen.

In the second quarter of 2014, there were 83 IPOs priced in the U.S. that raised an aggregate of $20.8 billion in gross proceeds (or a median IPO size of $100 million), compared to 64 IPOs in the first quarter of 2014 that raised an aggregate of $10.6 billion in gross proceeds (or a median IPO size of $91 million) and 61 IPOs in the second quarter of 2013 that raised an aggregate of $13.0 billion in gross proceeds (or a median IPO size of $101 million).

There were 28 venture capital-backed IPOs in the second quarter of 2014 that raised an aggregate of $4.4 billion in gross proceeds (or an average of $157 million), compared to 40 venture capital-backed IPOs in the first quarter of 2014 that raised an aggregate of $3.2 billion in gross proceeds (or an average of $80 million).  Venture capital-backed IPO activity in the second quarter of 2014 was up from the second quarter of 2013 when 22 venture capital-backed IPOs were completed raising an aggregate of $2.1 billion in gross proceeds for an average of $95 million.

The U.S. IPO market in 2013 was the best year since 2000, when 406 IPOs were completed.  In 2013, a total of 222 companies completed IPOs in U.S., compared to a total of 128 IPOs completed in all of 2012.  The 222 IPOs completed in 2013 exceeded the 216 IPOs completed in 2004, the highest level of completed IPOs in the last 10 years.  These positive trends in the U.S. IPO market have continued in the second quarter of 2014 with 83 companies completing IPOs, the highest number of IPOs in any quarter since 2000 and the end of the tech bubble.

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

As of June 30, 2014, the VIX Index closed at 11.6, with a high and low during the three months ended June 30, 2014 of 17.0 and 10.6, respectively.  The average daily VIX Index closing value for the three months ended June 30, 2014 was 12.7, and the 10-year average (2003-13) was 20.3.  For the three months ended June 30, 2014, the average U.S. IPO return was 21.7%, compared to a return of 4.7% for the S&P 500 for the same period.  As of the end of the second quarter of 2014, all of the technical indicators that we believe drive IPO issuance activity were at favorable levels.

Portfolio Composition

The total value of our investments in 18 portfolio companies was $64.3 million at June 30, 2014, compared to $57.7 million at March 31, 2013 in 17 portfolio companies.  During the three months ended June 30, 2014, our investment activity included the following:

●      We invested a total of $199,414 in the second and third first tranche closings of subordinated convertible bridge notes of Agilyx Corporation (“Agilyx”).

●      We invested $999,997 in the Series F convertible preferred stock financing of Stoke, Inc. (“Stoke”), an existing portfolio company.

●      We invested $2,999,999 in the Series E convertible preferred stock financing of Centrify Corporation (“Centrify”), a new portfolio company.

●      We invested $54,280 in the Series F convertible preferred stock financing of Suniva, Inc. (“Suniva”), an existing portfolio company.

As of June 30, 2014, we were fully invested other than for possible follow-on investments in existing portfolio companies and, unless we are able to raise additional capital or we have realizations on our existing investments, we have limited capital to make additional portfolio company investments.

Our investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock.  The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
			Percentage			Percentage
Investment Type	Cost	Fair Value	of Portfolio	Cost	Fair Value	of Portfolio

Private Portfolio Companies:
Preferred Stock	$41,509,239	$46,241,789	71.89%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	1,487,902	1,170,000	1.82%	-	230,000	0.37%
Common Stock	3,847,389	2,718,210	4.23%	8,862,385	5,370,000	8.67%
Common Stock Warrants	610,860	1,480,000	2.30%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	558,219	775,604	1.21%	1,242,569	1,242,569	2.00%

Subtotal - Private Portfolio Companies	48,013,609	52,385,603	81.45%	46,574,747	50,422,569	81.36%

Publicly Traded Portfolio Companies:
Common Stock	10,333,329	11,935,475	18.55%	8,999,996	11,554,236	18.64%

Total - Private and Publicly Traded Portfolio Companies	$58,346,938	$64,321,078	100.00%	$55,574,743	$61,976,805	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

The following table summarizes the net realized gains and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2014 and 2013 for:  (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments held at the end of each period.

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Portfolio Companies	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gains	Net Change in Unrealized Appreciation (Depreciation)

Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$-	$-	$675,317	$(991,920)	$-	$-	$675,317	$(1,599,920)
LifeLock, Inc.	-	-	3,675,041	(4,095,660)	-	-	3,675,041	(1,911,002)
Solazyme, Inc.	-	-	49,820	351,331	-	-	49,820	342,456
Millennial Media, Inc.	-	-	-	-	1,285,846	(1,024,748)	-	-

Subtotal - Portfolio Company Investments Sold During Period	$-	$-	$4,400,178	$(4,736,249)	$1,285,846	$(1,024,748)	$4,400,178	$(3,168,466)

Portfolio Company Investments Held at End of Period	-	2,324,516	-	1,670,692	-	596,826	-	1,359,986

Total - All Portfolio Companies	$-	$2,324,516	$4,400,178	$(3,065,557)	$1,285,846	$(427,922)	$4,400,178	$(1,808,480)

As of June 30, 2014, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies held at June 30, 2014 is set forth below.

	June 30, 2014

				Write-Up
Portfolio Company	Cost	Fair Value	Write-Ups	as % of Cost

Xtime, Inc.	$3,000,000	$6,650,000	$3,650,000	122%
SilkRoad, Inc.	6,068,932	8,670,000	2,601,068	43%
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	54%
TrueCar, Inc.	2,999,996	5,019,616	2,019,620	67%
Zoosk, Inc.	2,999,999	4,480,000	1,480,001	49%
Deem, Inc.	3,000,000	4,440,000	1,440,000	48%
Millennial Media, Inc.	3,333,332	4,083,864	750,532	23%
Mode Media Corporation	4,999,999	5,750,000	750,001	15%
Kabam, Inc.	1,328,860	1,930,000	601,140	45%
MBA Polymers, Inc.	2,000,000	2,090,000	90,000	5%
Centrify Corporation	2,999,999	2,999,999	-	0%

Total	$36,731,117	$52,253,479	$15,522,362	42%

As of June 30, 2014, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies held at June 30, 2014 is set forth below.

	June 30, 2014

				Write-Down
Portfolio Company	Cost	Fair Value	Write-Downs	as % of Cost

Livescribe, Inc.	$606,187	$-	$(606,187)	-100%
Harvest Power, Inc.	2,499,999	1,850,000	(649,999)	-26%
Suniva, Inc.	2,554,287	1,550,000	(1,004,287)	-39%
Tremor Video, Inc.	4,000,001	2,831,995	(1,168,006)	-29%
BrightSource Energy, Inc.	3,122,735	1,635,604	(1,487,131)	-48%
Stoke, Inc.	4,499,997	2,650,000	(1,849,997)	-41%
Agilyx Corporation	4,332,615	1,550,000	(2,782,615)	-64%

Total	$21,615,821	$12,067,599	$(9,548,222)	-44%

For additional discussion of the change in net unrealized appreciation (depreciation) on our portfolio company investments during the three and six months ended June 30, 2014, see “—Results of Operations” below.

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

Tremor Video, Inc.  On September 6, 2011, we completed a $4,000,001 investment in the Series F convertible preferred stock of Tremor Video, Inc. (“Tremor Video”).  Our investment in Tremor Video was part of a $37 million Series F preferred stock offering.  Founded in 2005 and headquartered in New York, New York, Tremor Video is an online video technology and advertising company that provides video advertising solutions to major brand advertisers and publishers of Web videos.  On June 26, 2013, Tremor Video priced its IPO at $10.00 per share.  The shares of Tremor Video’s common stock began trading on the New York Stock Exchange under the ticker symbol “TRMR” on June 27, 2013.  In connection with Tremor Video’s IPO, the Series F preferred stock we held automatically converted into 599,999 shares of Tremor Video’s common stock, based on an adjusted conversion price of $6.67 per share.  The adjusted conversion price was calculated based on our structurally protected appreciation multiple of 1.5x our investment cost.  The lockup restrictions on our shares of Tremor Video’s common stock expired in late December 2013.  As of June 30, 2014, we continue to hold 599,999 shares of Tremor Video’s common stock.

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

Jumptap was acquired in a merger with Millennial Media, a publicly traded company, on November 6, 2013.  At the closing of the merger, in exchange for our Jumptap Series G preferred stock, and based on the Series G liquidation preference of 1.75x our investment cost, we received 1,247,893 shares of Millennial Media’s common stock, which Millennial Media registered for resale under an effective registration statement.  On February 5, 2014, the lockup restrictions expired on 415,964 shares of common stock in Millennial Media, which we subsequently sold during the first quarter of 2014.  During the second quarter of 2014, our lockup restrictions on an additional 696,735 shares of Millennial Media common stock expired and, at June 30, 2014, we continued to hold these shares.   At the closing of the Millennial Media merger, we were also required to set aside in escrow a total of 135,194 shares of Millennial Media common stock until November 6, 2014 as partial security for potential stockholder indemnification obligations.

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

On May 15, 2014, TrueCar priced its initial public offering of 7,775,000 shares of common stock at a price to the public of $9.00 per share.  The shares began trading on the Nasdaq Global Select Market under the ticker symbol "TRUE" on May 16, 2014.  Prior to the IPO, TrueCar completed a two-for-three reverse stock split, and we held 377,358 shares of TrueCar’s common stock on a split-adjusted basis at June 30, 2014, which shares are subject to a lockup agreement which expires on or about November 11, 2014.

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

On July 10, 2013, we agreed to purchase up to $205,193 of subordinated convertible bridge notes of BrightSource under a $35 million credit facility with existing investors.  On July 17, 2013, we purchased $87,940 of convertible notes under a first drawdown of $15 million under the credit facility.  On August 14, 2013, we purchased $58,627 of convertible notes under a second drawdown of $10 million under the credit facility.  A third and final drawdown of $10 million occurred on October 10, 2013 in which we purchased an additional $58,627 of convertible notes.  The notes have payment-in-kind (“PIK”) interest which accrues at a rate of 11.5% per annum.  Principal and accrued interest is due upon the earlier of July 10, 2014, the closing of a new equity financing of at least $30 million (a “qualified financing”), or a change of control.  At the closing of a qualified financing, and with the consent of a majority of the note holders, the notes (including accrued interest) automatically convert, at the holder’s election, into either:  (i) shares of Series 1 preferred stock, or (ii) the preferred stock issued in the qualified financing.  Existing holders of Series 1 and Series 1A preferred stock who did not participate pro rata in the credit facility had their shares of Series 1 and 1A preferred stock converted into common stock.  For each $1 of convertible notes purchased by an investor under the credit facility, the investor had an option to exchange one share of Series 1A preferred stock for 1/15th of a share of Series 1 preferred stock, with the option exercisable for 60 days following each drawdown.  Based on the three drawdowns, we exchanged a total of 205,170 shares of Series 1A preferred stock for a total of 13,678 shares of Series 1 preferred stock.  Investors purchasing more than their pro rata amount under the credit facility received two-thirds of a share of Series 1 preferred stock for each $1 of oversubscription, with such shares being issued at each drawdown.  For our oversubscription in the three drawdowns, we received 8,429 shares of Series 1 preferred stock.  On July 10, 2014, a majority of the note holders amended the subordinated convertible bridge notes to extend the maturity date to August 10, 2014.

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

Suniva, Inc.  On March 31, 2011, we completed a $2,500,007 investment in the Series D convertible preferred stock of Suniva, Inc. (“Suniva”).  Our investment in Suniva was part of a $106 million Series D preferred stock offering.  Founded in 2007 and headquartered in Norcross, Georgia, Suniva is a manufacturer of high-efficiency solar photovoltaic cells and modules focused on delivering high-power solar energy products.  On December 20, 2012, Suniva completed a Series E convertible preferred stock financing in which we did not participate.  As part of the Series E financing, Suniva completed a 1-for-1,000 reverse stock split.  On May 2, 2014, Suniva completed an initial closing of a Series F convertible preferred stock financing with existing investors.  Existing investors who did not invest their pro rata amount in the Series F financing had their shares of preferred stock converted into common stock.  The Series F preferred stock has a senior right and preference (before any other preferred or common stock) to any dividends declared or any distribution of assets in liquidation.  After the payment of the Series F dividend or liquidation preference, the holders of Series D and Series E preferred stock have, on an equal priority, pari passu basis, a senior right and preference (before Series A-C preferred stock and common stock) to any dividends declared or any distribution of assets in liquidation.  We purchased 10.022 shares of Series F preferred stock, representing our pro rata amount, in the initial closing of the Series F financing for $54,250 cash consideration.

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

During the first half of 2014, we invested a total of $332,356 in three tranche closings of subordinated convertible bridge notes of Agilyx, which represented our pro rata amount of the convertible bridge note financing.  All shares of preferred stock were converted into common stock as part of the convertible bridge note financing, however, preferred stockholders who invested their pro rata amount in the convertible bridge note financing exchanged their converted common stock into the same preferred stock previously held.

Zoosk, Inc.  On January 27, 2012, we completed a $2,999,999 investment in the Series E convertible preferred stock of Zoosk, Inc. (“Zoosk”).  Our investment in Zoosk was part of a $21 million Series E convertible preferred stock offering.  Founded in 2007 and headquartered in San Francisco, California, Zoosk operates online dating communities.  On April 16, 2014, Zoosk filed a registration statement on Form S-1 for an IPO, which was subsequently amended on May 1, 2014.

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

On August 21, 2013, we purchased $1,000,000 of subordinated convertible bridge notes of SilkRoad under a $25 million bridge note financing.  A total of $15.7 million was raised in the initial closing of the bridge note financing on August 21, 2013.  In connection with the initial closing of the Series D financing of SilkRoad on June 25, 2014, we received shares of Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note, including PIK interest which was also converted.  As part of the initial closing of this financing, we also received warrants to purchase Series D-1 convertible preferred stock replacing the warrants issued to us in the convertible bridge note financing.  Further, as part of the initial closing of the Series D financing, we received shares of Series D-2 convertible stock and Class B Common in exchange for the shares of Series C convertible preferred stock held by us.  The Series D-1 preferred stock has a senior liquidation preference (before any other preferred or common stock) to any distribution of assets in liquidation.  After the payment of the Series D-1 liquidation preference, the holders of Series D-2 preferred stock have a senior right and preference (before any other series of preferred stock and common stock).

On July 2, 2014, we purchased shares of SilkRoad’s Series D-1 convertible preferred stock for an aggregate purchase price of $268,853 in a subsequent closing of the Series D financing.  In connection with our purchase of these shares of Series D-1 convertible preferred stock, we also received shares of Series D-2 convertible preferred stock in exchange for all of the shares of Class B Common Stock that we received in the initial closing of the Series D financing upon the automatic conversion of the convertible bridge notes held by us.  See “—Recent Developments” below.

Mode Media Corporation  On May 25, 2012, we completed a $4,999,999 investment in the Series F convertible preferred stock of Mode Media Corporation, f/k/a Glam Media, Inc. (“Mode Media”).  Our investment in Mode Media was part of a $15 million Series F convertible preferred stock offering, in which we were the lead investor.  On May 9, 2013, Mode Media issued $10 million of Series F convertible preferred stock to an existing investor in an additional closing.  On March 17, 2014, Mode Media completed a convertible note financing with an existing investor.  Founded in 2004 and headquartered in Brisbane, California, Mode Media is an online media and social networking company focused on matching targeted audiences with targeted content through its properties in the lifestyle, entertainment, home, health and wellness, food and parenting categories.

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

On April 30, 2014, we invested $999,997 in the Series F convertible preferred stock financing of Stoke.  In connection with the Series F financing, we also exchanged all of the shares of common stock that we held in Stoke for shares of Series F convertible preferred stock.  We also received warrants to purchase shares of Series F convertible preferred stock at an exercise price of $0.01 per share.  The Series F preferred stock has a senior liquidation preference (before any other preferred or common stock) to any distribution of assets in liquidation.

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

On May 30, 2014, Deem completed an initial closing of a Series AA-3 convertible preferred stock round (“Series AA-3 Financing”) and a Series BB-1 convertible preferred stock round (“Series BB-1 Financing”).  The shares of Series AA-3 and BB-1 preferred stock have a pari passu liquidation preference senior to the Series AA-1 and AA-2 preferred stock.

Centrify Corporation  On May 16, 2014, we completed a $3,000,000 investment in the Series E convertible preferred stock of Centrify Corporation (“Centrify”).  Our investment in Centrify was part of a $42 million Series E financing.  The Series E preferred stock has a liquidation preference pari passu with all other outstanding preferred stock.  Founded in 2004 and headquartered in Santa Clara, California, Centrify provides identity management software that allows users to access data center, cloud, and mobile devices and applications with a single sign-on.

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

Set forth below are the results of operations for the three and six months ended June 30, 2014 and 2013.

Comparison of Three Months ended June 30, 2014 and 2013

Investment Income. For the three months ended June 30, 2014 and 2013, we earned interest and dividend income from cash and cash equivalents of $602 and $844, respectively.  During the three months ended June 30, 2014, we also earned PIK interest of $26,373 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx.  Except as set forth above, we did not earn any other investment income during the three months ended June 30, 2014 and 2013.

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

The following table shows our PIK loan activity for the three months ended June 30, 2014 and 2013, at cost:

	Three Months Ended
	June 30,
	2014	2013

Beginning PIK loan balance (inclusive of $63,229 of PIK interest)	$1,401,363	$-
Addition of PIK loans during period	199,415	-
PIK interest accreted to principal during period	26,373	-
Conversion of PIK loans into equity during the period (inclusive of $68,932 of PIK interest)	(1,068,932)	-
Payments received from PIK loans during the period	-	-
Ending PIK loan balance (inclusive of $20,670 of PIK interest)	$558,219	$-

During the three months ended June 30, 2014, we invested in the subordinated convertible bridge notes of Agilyx, an existing portfolio company, and we received shares of SilkRoad’s Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note issued to us by SilkRoad, including PIK interest of $68,932 which was also converted.

The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned.  As of June 30, 2014, we were accruing PIK interest on each of our subordinated convertible bridge notes, and none of our subordinated convertible bridge notes were on non-accrual status.

Operating Expenses.  Our primary operating expenses include the payment of:  (i) investment advisory fees to our investment adviser, (ii) our allocable portion of overhead and other expenses incurred by our investment adviser, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating costs, including those listed below, to the extent such costs are not capitalized for accounting purposes.

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

●
All other expenses incurred by either our investment adviser or us in connection with administering our business, including payments under the Investment Advisory and Administrative Services Agreement that will be based upon our allocable portion of overhead and other expenses incurred by our investment adviser in performing its obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Operating expenses for the three months ended June 30, 2014 and 2013 were $1,230,863 and $1,326,310, respectively, a decrease of $95,477 compared to the prior period.  A summary of the items comprising the decrease in our operating expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is set forth in the table below.

	Three Months Ended
	June 30,	June 30,	Increase /
	2014	2013	(Decrease)
Operating Expenses
Base management fees	$368,542	$368,882	$(340)
Incentive fees	464,904	266,924	197,980
Administrative expenses allocated from investment adviser	163,541	162,517	1,024
Legal and professional fees	24,623	289,485	(264,862)
Directors fees	25,000	40,000	(15,000)
Stock transfer agent fees	13,052	12,735	317
Custody fees	1,500	1,500	-
Public and investor relations expenses	39,632	2,156	37,476
Marketing and advertising expenses	11,450	5,416	6,034
Printing and production expenses	18,154	7,523	10,631
Postage and fulfillment expenses	13,620	8,060	5,560
Travel expenses	22,494	20,552	1,942
General and administrative expenses	64,351	140,560	(76,209)

Total Operating Expenses	$1,230,863	$1,326,310	$(95,447)

As part of the Transaction, BDCA Adviser agreed to reimburse us at closing for the costs incurred in connection with our 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the New Advisory Agreement, which costs would not otherwise have been incurred by us.  As of June 30, 2014, BDCA Adviser had agreed to reimburse us for such costs in the amount of $97,866.  Accordingly, we recorded this amount as a receivable due from a related party as of June 30, 2014.  BDCA Adviser paid this amount to us at the closing of the Transaction on July 1, 2014.

The decrease of $340 in base management fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was the result of a decrease in our gross assets on which the base management fee is calculated.

The increase of $197,980 in incentive fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was the result of an increase of $2,324,516 in net unrealized appreciation during the three months ended June 30, 2014, compared to a decrease of $3,065,557 in net unrealized appreciation and $4,400,178 of net realized gain on our portfolio company investments during the three months ended June 30, 2013.  See “—Investment Advisory and Administrative Services Agreement” below.

The increase of $1,024 in administrative expenses allocated from our investment adviser for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of an increase in salary, benefits and other expenses associated with our management and administration which are allocated to us.

The decrease of $264,862 in legal and professional fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of: (i) legal fees of $196,730 and audit fees of $40,000 which were expensed in the three months ended June 30, 2013 in connection with the withdrawal of our registration statement for an underwritten offering, and (ii) decreases in valuation and tax preparation service expenses during the three months ended June 30, 2014.

The decrease of $15,000 in directors’ fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was the result of a reduction in the size of our Board of Directors in the second quarter of 2013 and a revised compensation program for our non-interested directors which became effective July 1, 2013.

The increase of $317 in stock transfer agent fees for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was the result of an increase in certain ancillary services during the three months ended June 30, 2014.

The increase of $37,476 in public and investor relations fees during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of: (i) increases in seminar and conference registration fees during the three months ended June 30, 2014, and (ii) proxy administrative expenses related to our annual meeting of stockholders which were incurred in the second quarter of 2014 compared to the first quarter of 2013 in the prior period.

The increase of $6,034 in marketing and advertising for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of an increase in spending on web-based and social media advertising under our ongoing corporate branding and awareness campaign and press release issuance costs during the three months ended June 30, 2014.

The increases of $10,631 in printing and production expenses and $5,560 in postage and fulfillment expenses during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were primarily the result of printing and delivery costs of our proxy materials which were incurred in the second quarter of 2014 as compared to the first quarter of 2013 in the prior period.

The increase of $1,942 in travel expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of an increase in travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors during the three months ended June 30, 2014.

The decrease of $76,209 in general and administrative expenses during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily the result of: (i) Edgar filing and printing costs of $50,629 which were expensed in the three months ended June 30, 2013 in connection with the withdrawal of our registration statement for an underwritten offering, and (ii) decreases in director and officer liability insurance premiums, website design improvement costs and subscription fees during the three months ended June 30, 2014, partially offset by increases in computer hardware and software costs during the three months ended June 30, 2014.

We continue to focus on building and enhancing our stockholder communications, investor relations and brand marketing programs which we began prior to the listing of our common stock on the Nasdaq Capital Market in December 2011.  We believe it is important to continue to develop these programs as they will be the foundation of our investor relations initiatives as we anticipate that we will need to access the capital markets at some point in the future to raise additional capital to fund additional portfolio company investments.  We have taken, and continue to take, active steps to try to eliminate, over time, the current discount between our stock price and our net asset value.  These steps include repurchases under our prior stock repurchase program that were accretive to net asset value, an investor relations program and corporate branding campaign designed to increase awareness and visibility for our stock, continuing to present us to the investment community at various investor conferences, and holding one-on-one meetings with institutional investors.  While some of these expenses may be one-time in nature, the majority of these expenses will continue, and may increase over time, as we attempt to develop interest in us and an active trading market for our shares and reduce or eliminate our current discount to net asset value.

Our operating expenses (excluding base management fees, incentive fees, and costs related to our withdrawn registration statement) for the three months ended June 30, 2014 and 2013 were $397,417 and $403,146, respectively, a decrease of $5,729 compared to the prior period.  This decrease was primarily related to decreases in non-offering related general and administrative expenses and legal and professional fees, and directors fees during the three months ended June 30, 2014, which were partially offset by increases in public and investor relations expenses, printing and production expenses marketing and advertising expenses and postage and fulfillment expenses during the three months ended June 30, 2014, as discussed above..  We are currently projecting operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2014 of about $2.0 million based on our current capital base, which is consistent with approximately $2.1 million for 2013 and 2012.

Net Investment Loss.  Net investment losses for the three months ended June 30, 2014 and 2013 were $1,203,888 and $1,325,466, respectively.  The decrease of $121,578 in net investment loss for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily attributable to: (i) legal and professional fees and Edgar filing and printing costs which were expensed in the three months ended June 30, 2013 in connection with the withdrawal of our registration statement for an underwritten offering, and (ii) decreases in non-offering related general and administrative expenses and legal and professional fees, and directors fees, during the three months ended June 30, 2014, which were partially offset by increases in public and investor relations expenses, printing and production expenses marketing and advertising expenses and postage and fulfillment expenses during the three months ended June 30, 2014, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.12 for the three months ended June 30, 2014 compared to basic and diluted net investment loss per common share outstanding of $0.15 for the three months ended June 30, 2013.

Net Realized Gains on Investments.  For the three months ended June 30, 2014 and 2013, net realized gains on investments totaled $0 and $4,400,178, respectively.  During the three months ended June 30, 2013, we sold our entire positions in Corsair, LifeLock and Solazyme.  For additional information regarding the investment cost, net proceeds and realized gains for each of the portfolio company positions sold by us during the three months ended June 30, 2013, see “—Portfolio Composition” above.

Net Increase (Decrease) in Unrealized Appreciation on Investments.  For the three months ended June 30, 2014, the net increase in unrealized appreciation on investments totaled $2,324,516.  For the three months ended June 30, 2013, the net decrease in unrealized appreciation on investments totaled $3,065,557.

The following table summarizes the cost and fair value of our portfolio company investments as of June 30, 2014 and March 31, 2014, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $2,324,516 for the three months ended June 30, 2014, or $0.24 per common share outstanding during the period.

	June 30, 2014			March 31, 2014				Change In
							Change In	Unrealized
			Unrealized			Unrealized	Unrealized	Appreciation
		Fair	Appreciation		Fair	Appreciation	Appreciation	(Depreciation)
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)	Per Share1

Xtime, Inc.	$3,000,000	$6,650,000	$3,650,000	$3,000,000	$5,950,000	$2,950,000	$700,000	$0.07
SilkRoad, Inc.	6,068,932	8,670,000	2,601,068	6,048,667	8,748,667	2,700,000	(98,932)	(0.01)
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	6,140,000	2,140,000	-	-
TrueCar, Inc.	2,999,996	5,019,616	2,019,620	2,999,996	3,720,000	720,004	1,299,616	0.13
Zoosk, Inc.	2,999,999	4,480,000	1,480,001	2,999,999	5,560,000	2,560,001	(1,080,000)	(0.11)
Deem, Inc.	3,000,000	4,440,000	1,440,000	3,000,000	3,000,000	-	1,440,000	0.15
Millennial Media, Inc.	3,333,332	4,083,864	750,532	3,333,332	5,066,115	1,732,783	(982,251)	(0.10)
Mode Media Corporation	4,999,999	5,750,000	750,001	4,999,999	5,750,000	750,001	-	-
Kabam, Inc.	1,328,860	1,930,000	601,140	1,328,860	1,770,000	441,140	160,000	0.02
MBA Polymers, Inc.	2,000,000	2,090,000	90,000	2,000,000	1,570,000	(430,000)	520,000	0.05
Centrify Corporation	2,999,999	2,999,999	-	-	-	-	-	-
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-	-
Harvest Power, Inc.	2,499,999	1,850,000	(649,999)	2,499,999	2,550,000	50,001	(700,000)	(0.07)
Suniva, Inc.	2,554,287	1,550,000	(1,004,287)	2,500,007	1,620,000	(880,007)	(124,280)	(0.01)
Tremor Video, Inc.	4,000,001	2,831,995	(1,168,006)	4,000,001	2,471,996	(1,528,005)	359,999	0.04
BrightSource Energy, Inc.	3,122,735	1,635,604	(1,487,131)	3,116,852	1,779,721	(1,337,131)	(150,000)	(0.02)
Stoke, Inc.	4,499,997	2,650,000	(1,849,997)	3,500,000	790,000	(2,710,000)	860,003	0.09
Agilyx Corporation	4,332,615	1,550,000	(2,782,615)	4,132,976	1,230,000	(2,902,976)	120,361	0.01

Total	$58,346,938	$64,321,078	$5,974,140	$54,066,875	$57,716,499	$3,649,624	$2,324,516	$0.24

    * Per share amounts less than $0.01.

     1Per share amounts based on weighted-average shares outstanding of 9,669,274 during the three months ended June 30, 2014.

The change in unrealized appreciation (depreciation) in Tremor Video and Millennial Media, both publicly traded companies, during the three months ended June 30, 2014 reflects the change in market prices for these portfolio companies.  The net increase in unrealized appreciation in TrueCar, which completed its IPO on May 15, 2014, during the three months ended June 30, 2014 reflects the change in market price for TrueCar since the IPO and the fair value of this investment as determined in good faith by our Board of Directors as of March 31, 2014.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended June 30, 2014 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including, without limitation, the following:

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

The following table summarizes the cost and fair value of our portfolio company investments as of June 30, 2013 and March 31, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $3,065,557 for the three months ended June 30, 2013.

	June 30, 2013			March 31, 2013
							Change In
			Unrealized			Unrealized	Unrealized
		Fair	Appreciation		Fair	Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Xtime, Inc.	$3,000,000	$5,100,000	$2,100,000	$3,000,000	$4,612,167	$1,612,167	$487,833
SilkRoad, Inc.	5,000,000	6,680,000	1,680,000	5,000,000	6,630,000	1,630,000	50,000
Harvest Power, Inc.	2,499,999	3,370,000	870,001	2,499,999	3,540,000	1,040,001	(170,000)
Tremor Video, Inc.	4,000,001	4,859,984	859,983	4,000,001	3,860,000	(140,001)	999,984
Metabolon, Inc.	4,000,000	4,840,000	840,000	4,000,000	4,710,000	710,000	130,000
TrueCar, Inc.	2,999,996	3,510,000	510,004	2,999,996	2,850,000	(149,996)	660,000
Zoosk, Inc.	2,999,999	3,510,000	510,001	2,999,999	3,000,000	1	510,000
Glam Media, Inc.	4,999,999	5,430,000	430,001	4,999,999	5,600,000	600,001	(170,000)
Jumptap, Inc.	4,999,995	5,380,000	380,005	4,999,995	5,320,000	320,005	60,000
Kabam, Inc.	1,328,860	1,420,000	91,140	1,328,860	1,120,000	(208,860)	300,000
LifeLock, Inc.	-	-	-	5,000,000	9,095,660	4,095,660	(4,095,660)
Corsair Components, Inc.	-	-	-	4,000,080	4,992,000	991,920	(991,920)
Solazyme, Inc.	-	-	-	1,505,162	1,153,831	(351,331)	351,331
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-
MBA Polymers, Inc.	2,000,000	1,340,000	(660,000)	2,000,000	770,000	(1,230,000)	570,000
Suniva, Inc.	2,500,007	1,410,000	(1,090,007)	2,500,007	1,290,000	(1,210,007)	120,000
BrightSource Energy, Inc.	2,897,131	1,490,000	(1,407,131)	2,897,131	2,637,125	(260,006)	(1,147,125)
Agilyx Corporation	4,000,000	2,490,000	(1,510,000)	4,000,000	2,350,000	(1,650,000)	140,000
Stoke, Inc.	3,500,000	1,880,000	(1,620,000)	3,500,000	2,750,000	(750,000)	(870,000)

Total	$51,332,174	$52,709,984	$1,377,810	$61,837,416	$66,280,783	$4,443,367	$(3,065,557)

The net decrease in unrealized appreciation on investments of $3,065,557 for the three months ended June 30, 2013, or $0.34 per common share outstanding during the period, was comprised of:  (i) a net decrease in unrealized appreciation of $4,736,249 on Corsair, Solazyme and LifeLock, which we disposed of during the second quarter of 2013, partially offset by (ii) a net increase in unrealized appreciation of $1,670,692 on our portfolio company investments held at June 30, 2013.  See “—Portfolio Composition” above.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended June 30, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

Net Increase in Net Assets Resulting From Operations and Per Share Information.  The net increase in our net assets resulting from operations for the three months ended June 30, 2014 was $1,120,628, which included $0 in net realized gains and a net increase in unrealized appreciation of $2,324,516 during such period, compared to a net increase in our net assets resulting from operations for the three months ended June 30, 2013 of $9,155, which included $4,400,178 in net realized gains and a net decrease in unrealized appreciation of $3,065,557 during such period.

Basic and diluted net increase in net assets resulting from operations per common share was $0.12 for the three months ended June 30, 2014, compared to basic and diluted net increase in net assets resulting from operations per common share of less than $0.01 per common share for the three months ended June 30, 2013.

Comparison of Six Months ended June 30, 2014 and 2013

Investment Income. For the six months ended June 30, 2014 and 2013, we earned interest and dividend income from cash and cash equivalents of $1,314 and $1,244, respectively.  During the six months ended June 30, 2014, we also earned PIK interest of $52,225 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx.  Except as set forth above, we did not earn any other investment income during the six months ended June 30, 2014 and 2013.

The following table shows our PIK loan activity for the six months ended June 30, 2014 and 2013, at cost:

	Six Months Ended
	June 30,
	2014	2013

Beginning PIK loan balance (inclusive of $37,377 of PIK interest)	$1,242,569	$-
Addition of PIK loans during period	332,357	-
PIK interest accreted to principal during period	52,225	-
Conversion of PIK loans into equity during the period (inclusive of $68,932 of PIK interest)	(1,068,932)	-
Payments received from PIK loans during the period	-	-
Ending PIK loan balance (inclusive of $20,670 of PIK interest)	$558,219	$-

During the six months ended June 30, 2014, we invested in the subordinated convertible bridge notes of Agilyx, an existing portfolio company, and we received shares of SilkRoad’s Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note issued to us by SilkRoad, including PIK interest of $68,932 which was also converted.

Operating Expenses.  Operating expenses for the six months ended June 30, 2014 and 2013 were $1,824,102 and $2,627,374, respectively, a decrease of $803,272 compared to the prior period.  A summary of the items comprising the decrease in our operating expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is set forth in the table below.

	Six Months Ended
	June 30,	June 30,	Increase /
	2014	2013	(Decrease)
Operating Expenses
Base management fees	$741,446	$735,431	$6,015
Incentive fees	171,586	518,339	(346,753)
Administrative expenses allocated from investment adviser	328,304	336,764	(8,460)
Legal and professional fees	189,149	485,557	(296,408)
Directors fees	50,000	80,000	(30,000)
Stock transfer agent fees	25,908	32,057	(6,149)
Custody fees	3,000	3,000	-
Public and investor relations expenses	55,799	50,758	5,041
Marketing and advertising expenses	32,347	10,177	22,170
Printing and production expenses	27,682	62,726	(35,044)
Postage and fulfillment expenses	22,073	31,971	(9,898)
Travel expenses	48,054	58,430	(10,376)
General and administrative expenses	128,754	222,164	(93,410)

Total Operating Expenses	$1,824,102	$2,627,374	$(803,272)

The increase of $6,015 in base management fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was the result of an increase in our gross assets on which the base management fee is calculated.

The decrease of $346,753 in incentive fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was the result of a decrease of $427,922 in net unrealized appreciation and $1,285,846 of net realized gain on our portfolio company investments during the six months ended June 30, 2014, compared to a decrease of $1,808,480 in net unrealized appreciation and $4,400,178 of net realized gain on our portfolio company investments during the six months ended June 30, 2013.  See “—Investment Advisory and Administrative Services Agreement” below.

The decrease of $8,460 in administrative expenses allocated from our investment adviser for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of a decrease in the salary, benefit and other expenses associated with our management and administration which are allocated to us.

The decrease of $296,408 in legal and professional fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of: (i) legal fees of $196,730 and audit fees of $40,000 which were expensed in the six months ended June 30, 2013 in connection with the withdrawal of our registration statement for an underwritten offering, and (ii) decreases in valuation and tax preparation service expenses during the six months ended June 30, 2014.

The decrease of $30,000 in directors’ fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was the result of a reduction in the size of our Board of Directors in the second quarter of 2013 and a revised compensation program for our non-interested directors which became effective July 1, 2013.

The decrease of $6,149 in stock transfer agent fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was the result of a reduction in certain ancillary services during the six months ended June 30, 2014.

The increase of $5,041 in public and investor relations fees during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of increases in seminar and conference registration fees and proxy administrative expenses during the six months ended June 30, 2014, partially offset by a reduction in expenses related the expiration of the service contract with our retainer fee-based public relations firm in 2013, which was not extended.

The increase of $22,170 in marketing and advertising for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of increases in spending on web-based and social media advertising under our ongoing corporate branding and awareness campaign and press release issuance costs during the six months ended June 30, 2014.

The decreases of $35,044 in printing and production expenses and $9,898 in postage and fulfillment expenses during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were primarily the result of decreased printing and production volume of investor and marketing materials and the printing and delivery costs of our proxy materials during the six months ended June 30, 2014.

The decrease of $10,376 in travel expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was the result of a reduction in travel and travel-related expenses related to our participation in investor conferences and meetings with institutional investors during the six months ended June 30, 2014.

The decrease of $93,410 in general and administrative expenses during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily the result of: (i) Edgar filing and printing costs of $50,629 which were expensed in the six months ended June 30, 2013 in connection with the withdrawal of our registration statement for an underwritten offering, and (ii) decreases in director and officer liability insurance premiums, website design improvement costs and subscription costs during the six months ended June 30, 2014, partially offset by an increase in computer hardware and software costs during the six months ended June 30, 2014.

Our operating expenses (excluding base management fees and incentive fees, and costs related to our withdrawn registration statement) for the six months ended June 30, 2014 and 2013 were $911,070 and $1,086,246, respectively, a decrease of $175,176 compared to the prior period.  This decrease was primarily related to decreases in non-offering related legal and professional fees, printing and production expenses, postage and fulfillment expenses and director fees, partially offset by increases in marketing and advertising expenses and public and investor relations expenses.  We are currently projecting operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2014 of about $2.0 million based on our current capital base.

Net Investment Loss.  Net investment losses for the six months ended June 30, 2014 and 2013 were $1,770,563 and $2,626,130, respectively.  The decrease of $855,567 in net investment loss for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily attributable to: (i)  legal and professional fees and Edgar filing and printing costs which were expensed in the six months ended June 30, 2013 in connection with the withdrawal of our registration statement for an underwritten offering, and (ii) decreases in accrued incentive fees, non-offering related legal and professional fees, printing and production expenses and director fees, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.18 for the six months ended June 30, 2014 compared to basic and diluted net investment loss per common share outstanding of $0.29 for the six months ended June 30, 2013.

Net Realized Gains on Investments.  For the six months ended June 30, 2014 and 2013, net realized gains on investments totaled $1,285,846 and $4,400,178, respectively.  During the six months ended June 30, 2014, we sold 415,964 shares of Millennial Media common stock.  During the six months ended June 30, 2013, we sold our entire positions in Corsair, LifeLock and Solazyme.  For additional information regarding the investment cost, net proceeds and realized gains for each of the portfolio company positions sold by us during the six months ended June 30, 2014 and 2013, see “Portfolio Composition” above.

Net Decrease in Unrealized Appreciation on Investments.  For the six months ended June 30, 2014, the net decrease in unrealized appreciation on investments totaled $427,922.  For the six months ended June 30, 2013, the net decrease in unrealized appreciation on investments totaled $1,808,480.

The following table summarizes the cost and fair value of our portfolio company investments as of June 30, 2014 and December 31, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $427,922 for the six months ended June 30, 2014, or $0.04 per common share outstanding during the period.

	June 30, 2014			December 31, 2013				Change In
							Change In	Unrealized
			Unrealized			Unrealized	Unrealized	Appreciation
		Fair	Appreciation		Fair	Appreciation	Appreciation	(Depreciation)
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)	Per Share1

Xtime, Inc.	$3,000,000	$6,650,000	$3,650,000	$3,000,000	$5,830,000	$2,830,000	$820,000	$0.09
SilkRoad, Inc.	6,068,932	8,670,000	2,601,068	6,028,667	8,608,667	2,580,000	21,068	*
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	6,140,000	2,140,000	-	-
TrueCar, Inc.	2,999,996	5,019,616	2,019,620	2,999,996	3,720,000	720,004	1,299,616	0.14
Zoosk, Inc.	2,999,999	4,480,000	1,480,001	2,999,999	5,650,000	2,650,001	(1,170,000)	(0.12)
Deem, Inc.	3,000,000	4,440,000	1,440,000	3,000,000	3,000,000	-	1,440,000	0.15
Millennial Media, Inc.	3,333,332	4,083,864	750,532	4,999,995	8,074,242	3,074,247	(2,323,715)	(0.24)
Mode Media Corporation	4,999,999	5,750,000	750,001	4,999,999	5,750,000	750,001	-	-
Kabam, Inc.	1,328,860	1,930,000	601,140	1,328,860	1,620,000	291,140	310,000	0.03
MBA Polymers, Inc.	2,000,000	2,090,000	90,000	2,000,000	1,530,000	(470,000)	560,000	0.06
Centrify Corporation	2,999,999	2,999,999	-	-	-	-	-	-
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-	-
Harvest Power, Inc.	2,499,999	1,850,000	(649,999)	2,499,999	2,770,000	270,001	(920,000)	(0.10)
Suniva, Inc.	2,554,287	1,550,000	(1,004,287)	2,500,007	1,330,000	(1,170,007)	165,720	0.02
Tremor Video, Inc.	4,000,001	2,831,995	(1,168,006)	4,000,001	3,479,994	(520,007)	(647,999)	(0.07)
BrightSource Energy, Inc.	3,122,735	1,635,604	(1,487,131)	3,111,033	1,693,902	(1,417,131)	(70,000)	(0.01)
Stoke, Inc.	4,499,997	2,650,000	(1,849,997)	3,500,000	940,000	(2,560,000)	710,003	0.07
Agilyx Corporation	4,332,615	1,550,000	(2,782,615)	4,000,000	1,840,000	(2,160,000)	(622,615)	(0.06)

Total	$58,346,938	$64,321,078	$5,974,140	$55,574,743	$61,976,805	$6,402,062	$(427,922)	$(0.04)

        * Per share amounts less than $0.01.

        1Per share amounts based on weighted-average shares outstanding of 9,609,420 during the six months ended June 30, 2014.

The net increase in unrealized depreciation in Tremor Video, a publicly traded company, during the six months ended June 30, 2014 reflects the change in market prices for this portfolio company.  The net increase in unrealized appreciation in TrueCar, which completed its IPO on May 15, 2014, during the six months ended June 30, 2014 reflects the change in market price for TrueCar since the IPO and the fair value of this investment as determined in good faith by our Board of Directors as of December 31, 2013.  The net decrease in unrealized appreciation in Millennial Media, also a publicly traded company, during the six months ended June 30, 2014 is comprised of:  (i) the net decrease (reversal) of unrealized appreciation of $1,024,748 on the shares of Millennial Media we sold during the period for which we realized a net gain of $1,285,846, and (ii) the net decrease in unrealized appreciation of $1,298,967 during the period on the shares of Millennial Media we continue to hold.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the six months ended June 30, 2014 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

The following table summarizes the cost and fair value of our portfolio company investments as of June 30, 2013 and December 31, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $1,808,480 for the six months ended June 30, 2013.

	June 30, 2013			December 31, 2012
							Change In
			Unrealized			Unrealized	Unrealized
		Fair	Appreciation		Fair	Appreciation	Appreciation
Portfolio Company	Cost	Value	(Depreciation)	Cost	Value	(Depreciation)	(Depreciation)

Xtime, Inc.	$3,000,000	$5,100,000	$2,100,000	$3,000,000	$4,442,878	$1,442,878	$657,122
SilkRoad, Inc.	5,000,000	6,680,000	1,680,000	5,000,000	5,720,000	720,000	960,000
Harvest Power, Inc.	2,499,999	3,370,000	870,001	2,499,999	3,540,000	1,040,001	(170,000)
Tremor Video, Inc.	4,000,001	4,859,984	859,983	4,000,001	3,850,000	(150,001)	1,009,984
Metabolon, Inc.	4,000,000	4,840,000	840,000	4,000,000	4,530,000	530,000	310,000
TrueCar, Inc.	2,999,996	3,510,000	510,004	2,999,996	2,680,000	(319,996)	830,000
Zoosk, Inc.	2,999,999	3,510,000	510,001	2,999,999	3,080,000	80,001	430,000
Glam Media, Inc.	4,999,999	5,430,000	430,001	4,999,999	5,170,000	170,001	260,000
Jumptap, Inc.	4,999,995	5,380,000	380,005	4,999,995	4,999,995	-	380,005
Kabam, Inc.	1,328,860	1,420,000	91,140	1,328,860	980,000	(348,860)	440,000
LifeLock, Inc.	-	-	-	5,000,000	6,911,002	1,911,002	(1,911,002)
Corsair Components, Inc.	-	-	-	4,000,080	5,600,000	1,599,920	(1,599,920)
Solazyme, Inc.	-	-	-	1,505,162	1,162,706	(342,456)	342,456
Livescribe, Inc.	606,187	-	(606,187)	606,187	-	(606,187)	-
MBA Polymers, Inc.	2,000,000	1,340,000	(660,000)	2,000,000	1,730,000	(270,000)	(390,000)
Suniva, Inc.	2,500,007	1,410,000	(1,090,007)	2,500,007	1,280,000	(1,220,007)	130,000
BrightSource Energy, Inc.	2,897,131	1,490,000	(1,407,131)	2,897,131	2,657,125	(240,006)	(1,167,125)
Agilyx Corporation	4,000,000	2,490,000	(1,510,000)	4,000,000	3,650,000	(350,000)	(1,160,000)
Stoke, Inc.	3,500,000	1,880,000	(1,620,000)	3,500,000	3,040,000	(460,000)	(1,160,000)

Total	$51,332,174	$52,709,984	$1,377,810	$61,837,416	$65,023,706	$3,186,290	$(1,808,480)

The net decrease in unrealized appreciation on investments of $1,808,480 for the six months ended June 30, 2013, or $0.20 per common share outstanding during the period, was comprised of:  (i) a net decrease in unrealized appreciation of $3,168,466 on Corsair, Solazyme and LifeLock, which we disposed of during the second quarter of 2013, partially offset by (ii) a net increase in unrealized appreciation of $1,359,986 on our portfolio company investments held at June 30, 2013.  See “—Portfolio Composition” above.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the six months ended June 30, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.  The write-up or write-down of specific portfolio company investments can be attributed a variety of reasons, including without limitation those set forth above.

Net Decrease in Net Assets Resulting From Operations and Per Share Information.  The net decrease in our net assets resulting from operations for the six months ended June 30, 2014 was $912,639, which included $1,285,846 in net realized gains and a net decrease in unrealized appreciation of $427,922 during such period, compared to a net decrease in our net assets resulting from operations for the six months ended June 30, 2013 of $34,432, which included $4,400,178 in net realized gains and a net decrease in unrealized appreciation of $1,808,480 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.09 for the six months ended June 30, 2014, compared to basic and diluted net decrease in net assets resulting from operations per common share of less than $0.01 per common share for the six months ended June 30, 2013.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2014, we had cash and cash equivalents of $9.8 million, or $1.01 per share, compared to cash and cash equivalents of $13.5 million as of December 31, 2013.  The $3.7 million decrease in cash and cash equivalents during the six months ended June 30, 2014 was primarily the result of:  (i) the net proceeds of $3.0 million from our sale of a portion of our shares in Millennial Media, offset by (ii) our operating expenses of $1.7 million (net of the decrease in our accrued incentives fees), (iii) our cash distributions to stockholders of $0.6 million, and (iv) our investments in new portfolio companies totaling $3.0 million and in existing investments of $1.4 million.

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

As of June 30, 2014, we are fully invested and, unless we are able to raise additional capital or we have realizations on our existing investments, we have limited capital to make additional portfolio company investments other than follow-on investments in existing portfolio companies.  While we expect to generate cash in 2014 from the disposition of our portfolio company positions, there are a number of factors that could affect the timing of these cash inflows, including:  (i) uncertainty regarding the equity markets in general, and the IPO market specifically, which could cause delays in the completion of IPOs by our private portfolio companies, (ii) our inability to sell our positions in our publicly traded portfolio companies until expiration of the 180-day post-IPO lockup restrictions, and (iii) our decision to delay the disposition of our public company positions in an effort to maximize our net proceeds.

Our Board of Directors previously declared a third quarter 2014 distribution of $0.10 per share that will be payable to stockholders of record as of August 8, 2014.  The third quarter distribution will be paid on September 18, 2014, and record stockholders will have the option to receive payment of this distribution in cash or in shares of the Company’s common stock, provided that the aggregate cash payable to all stockholders is limited to 25% of the aggregate distribution amount.  Further, we remain committed to distribute 100% of our net realized gains to our stockholders in accordance with the quarterly distribution policy adopted by our Board of Directions on February 20, 2014.  However, in an effort to preserve cash for additional portfolio company investments, we intend to pay the regular quarterly distributions under our quarterly distribution policy in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock.  We expect to continue to pay a portion of our distributions in shares of our common stock until such time as we have eliminated our stock price discount to net asset value and can successfully access the equity capital markets, or on an ongoing basis.

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

As of June 30, 2014, we had no indebtedness and total accounts payable and accrued expenses of $2,655,950, including amounts owed to our investment adviser.  As of June 30, 2014, amounts owed to our investment adviser consisted of $122,038 of base management fees, $54,357 of administrative expenses, and $2,388,474 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments.  As of December 31, 2013, we had no indebtedness and total accounts payable and accrued expenses of $2,577,084, including amounts owed to our investment adviser.  As of December 31, 2013, amounts owed to our investment adviser consisted of $126,515 of base management fees, $51,755 of administrative expenses, and $2,216,888 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments.  No incentive fees were due and payable to our investment adviser for the six months ended June 30, 2014 or the year ended December 31, 2013 since the aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the amount of our cumulative net realized gain.

Because the portfolio company securities that we have acquired are typically illiquid until an IPO or sale/merger of the company, we generally cannot predict the regularity and time periods between the sales of our portfolio company investments and the realizations of capital gains, if any, from such sales.  Sales of our portfolio company investments are discretionary and based on the business judgment of our investment adviser.  If we are successful in selling a portfolio company investment, we intend to reinvest the principal amount of our investment and the portion of the net realized gains that we distribute to our stockholders in the form of our shares of common stock, in additional portfolio company opportunities.

Capital Raising

On December 17, 2013, we completed the rights offering and issued 713,562 shares of our common stock to participating stockholders, resulting in gross proceeds of $4,281,372.  In connection with the rights offering, we incurred $359,364 of offering costs, resulting in net proceeds of $3,922,008.  The net proceeds will be used to make new portfolio company investments in accordance with our investment objective and for general working capital purposes.  As of June 30, 2014, we had 9,786,601 shares of our common stock issued and outstanding, which includes 237,699 shares of our common stock issued as stock dividend distributions with respect to our first and second quarter 2014 distributions.

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

Operating Expenses and Scale

We are currently projecting operating expenses (excluding base management fees, incentive fees, and registration and offering-related costs) for 2014 of about $2.0 million based on our current capital base, which is consistent with approximately $2.1 million for both 2013 and 2012.  Our operating expenses (excluding base management fees and incentive fees, and registration and offering-related costs) for the six months ended June 30, 2014 were $911,070.  We expect to continue our focus on an investor relations program and corporate branding campaign designed to increase interest in the Company and an active trading market for our shares in an effort to eliminate the current discount between our stock price and our net asset value.  We also expect to continue to carefully examine our operating expenses for potential reductions in light of our current capital base.  However, we believe there are limited opportunities for further operating cost reductions.  Accordingly, our operating expenses at our current capital level will continue to impact our returns to stockholders.  To the extent we are able to raise additional capital, our operating expenses should be a lesser percentage burden on the return to our stockholders.

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

Investment Advisory and Administrative Services Agreement

Because there was a change of control of our investment adviser in connection with the Transaction, an assignment of the Prior Advisory Agreement under the 1940 Act occurred.  This assignment automatically terminated the Prior Advisory Agreement in accordance with its terms as required by Section 15 of the 1940 Act, and we entered into the New Advisory Agreement, which we also refer to as the “Investment Advisory and Administrative Services Agreement” herein.  The New Advisory Agreement became effective July 1, 2014 and is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and the investment adviser.  The investment advisory fees under the New Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement.  The New Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014.  See “—Recent Developments” below.

Pursuant to the Investment Advisory and Administrative Services Agreement, BDCA Venture Adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations.  This agreement is terminable by either party upon proper notice.  We pay our investment adviser a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components:  (i) a base management fee, and (ii) an incentive fee.  We also reimburse our investment adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including an allocable portion of the compensation of our Chief Financial Officer/Chief Compliance Officer, and their respective staff.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets.  The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter.  As of June 30, 2014 and December 31, 2013, Base Fees payable to our investment adviser were $122,038 and $126,515, respectively.

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

Mathematically, the formula for computing the annual incentive fee payable to our adviser can be written as:

Since inception, we have not paid any incentive fees to our investment adviser.  As of June 30, 2014, no incentive fees were due and payable to our investment adviser since the $9,548,222 of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $5,968,227 of cumulative net realized gain.  No incentive fees were due and payable to our investment adviser for the year ended December 31, 2013 since the $8,903,332 of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $4,682,381 of cumulative net realized gain.

As of June 30, 2014 and December 31, 2013, we had recorded accrued incentive fees payable to the investment adviser in the amounts of $2,388,474 and $2,216,888, respectively.

We reimburse the investment adviser for the allocable portion of overhead and other expenses incurred by the investment adviser in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period.  In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and our investment adviser, respectively.  Beginning February 20, 2013, the Chief Financial Officer and Chief Compliance Officer positions have been held by a single individual.  Allocated administrative expenses are payable to the investment adviser monthly in arrears.  As of June 30, 2014 and December 31, 2013, allocated administrative expenses payable to the investment adviser were $54,357 and $51,755, respectively.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. At June 30, 2014, we had not entered into any investment agreements which required us to make a future investment in a portfolio company.

On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for 1,247,893 shares of common stock in Millennial Media pursuant to a merger transaction.  As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims.  Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund.  Any claim for stockholder indemnification must generally be made by Millennial Media by November 6, 2014, the one-year anniversary of the closing.  In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund.  We have not been notified of any stockholder indemnity claims and, accordingly, we have assumed that all of our escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing our interests in Millennial Media’s common stock as of June 30, 2014.

We maintain a directors and officers insurance policy for non-indemnifiable claims covering our officers and directors.  We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under both the Prior Advisory Agreement and the New Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of our investment adviser or the investment adviser’s reckless disregard of its duties and obligations, we have agreed to indemnify our investment adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of our investment adviser’s performance of its duties and obligations under the Prior Advisory Agreement and the New Advisory Agreement, except to the extent specified in the 1940 Act.

As of June 30, 2014, we and our officers and directors are not a party to any material legal proceedings.  However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Change of Control of Investment Adviser

On July 1, 2014, the members of our investment adviser completed the sale of 100% of their issued and outstanding equity interests (the “Transaction”) of the investment adviser to BDCA Adviser.  Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser.  Because there was a change of control of our investment adviser in connection with the Transaction, an assignment of the Prior Advisory Agreement under the 1940 Act occurred.  This assignment automatically terminated the Prior Advisory Agreement in accordance with its terms as required by Section 15 of the 1940 Act.

In connection with the closing of the Transaction, we entered into the New Advisory Agreement with our investment adviser.  The New Advisory Agreement became effective July 1, 2014 and is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and our investment adviser.  The investment advisory fees under the New Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement.  The New Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014.

In connection with the closing of the Transaction, (i) we changed our name to BDCA Venture, Inc., (ii) our investment adviser changed its name to BDCA Venture Adviser, LLC, (iii) the license agreement between us and our investment adviser for our use of the “KEATING” name terminated, and (iv) we entered into a sublicense agreement with our investment adviser pursuant to which our investment adviser granted us a non-exclusive license to use the “BDCA” name.

As part of the Transaction, BDCA Adviser agreed to reimburse us at closing for the costs incurred in connection with our 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the New Advisory Agreement, which costs would not otherwise have been incurred by us. As of June 30, 2014, BDCA Adviser had agreed to reimburse us for such costs in the amount of $97,866. Accordingly, we recorded this amount as a receivable due from a related party as of June 30, 2014. BDCA Adviser paid this amount to us at the closing of the Transaction on July 1, 2014.

Our stockholders will continue to own the same amount and type of shares in BDCA Venture as they did in Keating Capital.  We did not raise any capital, nor were any new securities issued by us, in connection with the Transaction.  The shares of BDCA Venture continue to be listed on Nasdaq and began trading under the new ticker “BDCV” on July 2, 2014.

Portfolio Company Activity

On July 2, 2014, we purchased shares of SilkRoad’s Series D-1 convertible preferred stock for an aggregate purchase price of $268,853 in a subsequent closing of the Series D financing.  In connection with our purchase of these shares of Series D-1 convertible preferred stock, we also received shares of Series D-2 convertible preferred stock in exchange for all of the shares of Class B Common Stock that we received in the initial closing of the Series D financing upon the automatic conversion of the convertible bridge notes held by us.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

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

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations.  Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date.  However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices.  Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors.  As of June 30, 2014 and December 31, 2013, 78.1% and 77.4%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

We make investments in later stage, typically venture capital-backed, private, pre-IPO companies.  We focus on acquiring equity securities that are typically the portfolio company’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the portfolio company typically has only common stock outstanding.  We may also invest in debt securities, including convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event.  We generally intend to hold these convertible debt securities, or equity-linked securities, for the purpose of conversion into equity at a future date.

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

As of June 30, 2014, all of our investments in portfolio companies were determined to be Level 3 assets, except for our investment in Tremor Video, a publicly traded portfolio company, which became a Level 1 asset in the fourth quarter of 2013 upon the expiration of lockup restriction on our Tremor Video shares.  Our shares in Tremor Video are valued based on the June 30, 2014 closing price.  In addition, as of June 30, 2014, 696,735 shares of common stock that we held in Millennial Media, a publicly traded company, were no longer subject lockup restrictions and became a Level 1 asset in the second quarter of 2014.  At June 30, 2014, we still held 135,194 shares of common stock in Millennial Media subject to transfer restrictions under an indemnity escrow which we valued based on the June 30, 2014 closing price, adjusted for a discount due to lack of marketability of 10%.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.  We are required to specifically value each individual investment on a quarterly basis.

At the regular quarterly meeting of our Board of Directors held on July 24, 2014, we dissolved the Valuation Committee effective July 25, 2014 and appointed a lead valuation director, who is an independent member of our Board of the Directors, to act as the liaison between our Board of Directors, our management and our investment adviser.  With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

●
Our quarterly valuation process begins with each portfolio company investment being initially valued by the senior investment professionals of Keating Investments, our investment adviser, responsible for the portfolio investment.

●
Our lead valuation director will determine each calendar quarter which investments, if any, in our portfolio for which market quotations are not readily available will be reviewed by a third-party valuation firm.  The selection of a private portfolio company for periodic valuation review will be made in view of all facts and circumstances.  However, there is no requirement that a particular portfolio company have its valuation reviewed by a third-party valuation firm in any specified time interval.

●
Our lead valuation director reviews the preliminary valuations, and our investment adviser and the third-party valuation firm, if used, respond and supplement the preliminary valuation to reflect any comments provided by the lead valuation director.

●
Our Board of Directors discusses the valuations and determines, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, the third-party valuation firm, if used, and the lead valuation director.

We may elect to engage third-party valuation firms to provide assistance to our lead valuation director and our Board of Directors in valuing certain of our investments.  Our lead valuation director and our Board of Directors will evaluate the impact of such additional information, and factor it into their consideration of fair value.  We have previously engaged third-party valuation firms to conduct periodic valuation reviews of certain of our portfolio investments that are not publicly traded.  For the June 30, 2014 valuation of our portfolio investments that are not publicly traded, no third-party valuation firm reviews were conducted.

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

Debt Investments.  Given the nature of our investments in debt investments, historically convertible bridge notes, issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.  Since we invest in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of our convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors we use to value our equity investments (including convertible preferred stock), as discussed above.  In making a good faith determination of the value of our convertible debt investments, we generally start with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and PIK interest which has been accreted to principal as earned.

If we determine that there is a low likelihood that our convertible debt investments will be converted into equity or repaid in connection with an IPO, sale/merger or next equity financing event, or will otherwise be held for cash payment at maturity, or in the case of non-convertible debt, we apply a procedure that assumes a disposition of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants.  The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept.  As part of this process, we will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default, and whether the security lien, if any, is subordinated to senior lenders.  We will also use pricing of recently issued comparable debt securities, if available, to determine the baseline hypothetical market yield as of the measurement date.  We consider each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date.  The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

Valuation Analysis of Portfolio Companies Completing IPO or Sale

The determination of the fair value of our private portfolio companies involves subjective judgments and estimates and is subject to inherent uncertainty.  Following an IPO, we value our public portfolio companies based on the market price of these companies, subject to a 10% discount for lack of marketability to positions where we are still subject to a customary 180-day lockup provision.  We have presented in the chart below a valuation trend line analysis for the five portfolio companies that have completed an IPO and Millennial Media whose common stock we received in connection with its merger with Jumptap.  The valuation trend line analysis includes only those portfolio companies that have either completed an IPO or have merged into a public company.  Accordingly, our investment in Corsair which was sold in a private transaction is not included in the chart below.

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

See “Note 3. Portfolio Investments and Fair Value” in the accompanying notes to our financial statements for additional information regarding quantitative information about our Level 3 fair value measurements as of June 30, 2014.

Federal Income Taxes.  From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code.  We satisfied the RIC requirements for our 2013 taxable year, and we intend to operate so as to qualify as a RIC in 2014, and, as such, we have made no provision for income taxes as of June 30, 2014 and December 31, 2013.  However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC.  For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets.  We would not be required, however, to dispose of any non-qualifying assets in such circumstances.  As of June 30, 2014, approximately 97% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.

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

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, BDCA Venture, Inc., 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.

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

Code of ethics.  We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel.  Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us.  You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, DC.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  In addition, each code of ethics is available on the SEC’s website at www,sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address:  publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  You may also obtain a copy of our code of ethics on our website at www.bdcv.com.

Related Party Agreements and Transactions

In connection with the change of control of our investment adviser in connection with the Transaction, we entered into the New Advisory Agreement effective July 1, 2014, which is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and the investment adviser.  The investment advisory fees under the New Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement.  The New Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014.  Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser.  See “—Recent Developments” above.

As part of the Transaction, BDCA Adviser agreed to reimburse us at closing for the costs incurred in connection with our 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the New Advisory Agreement, which costs would not otherwise have been incurred by us.  As of June 30, 2014, BDCA Adviser had agreed to reimburse us for such costs in the amount of $97,866.  Accordingly, we recorded this amount as a receivable due from a related party as of June 30, 2014.  BDCA Adviser paid this amount to us at the closing of the Transaction on July 1, 2014.

We have a number of business relationships with affiliated or related parties.  Timothy J. Keating, our President, Chief Executive Officer and Chairman of the Board of Directors, is the President and Chief Executive Officer of our investment adviser.  Kyle L. Rogers, our Chief Investment Officer, is the Chief Investment Officer of our investment adviser.  Frederic M. Schweiger, our Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Treasurer and Secretary is the Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of our investment adviser.  We have also entered into a sublicense agreement with our investment adviser, pursuant to which our investment adviser has granted us a non-exclusive, royalty-free license to use the name “BDCA.”  See “—Recent Developments” above.

Timothy J. Keating, Kyle L. Rogers and Frederic M. Schweiger currently manage our day-to-day operations and are employed by our investment adviser pursuant to employment agreements.  On July 1, 2014, BDCA Adviser, acting in its capacity as the sole member of our investment adviser, appointed Timothy J. Keating, Kyle L. Rogers, Frederic M. Schweiger, Robert K. Grunewald and Peter M. Budko as the members of the Investment Committee of our investment adviser, each of whom is a senior investment professional of our investment adviser and/or one of its affiliates.  Messrs. Keating, Rogers and Schweiger have sole investment and dispositive control over our portfolio companies as of July 1, 2014 (the “Legacy Portfolio”).  Messrs. Grunewald, Budko and Keating have sole investment and dispositive control over all of our other investments.   All actions taken by the Investment Committee or any subdivision thereof must be made by the majority of the persons then acting.  The entire Investment Committee makes fair value recommendations to our Board of Directors with respect to the Legacy Portfolio.

Our investment adviser’s services under the New Advisory Agreement are not exclusive, and our investment adviser is free to furnish similar services to other entities so long as its services to us are not impaired.  Although we are not aware of any current plans to do so, our investment adviser is not restricted from creating new investment vehicles subject to compliance with applicable law.  Currently, the investment professionals and administrative personnel employed by our investment adviser do not serve as principals of or provide services to other investment funds affiliated with our investment adviser; however, they may do so in the future.  If they do, persons and entities may in the future manage investment funds with investment objective similar to ours.  In addition, our investment adviser, its principals and affiliates, and their respective investment professionals, including the members of the Investment Committee of the foregoing, may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us.  Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with our investment adviser.  In the event that our investment adviser or its affiliates provide investment advisory services to other entities, we expect that our management and our independent directors will attempt to resolve any conflicts in a fair and equitable manner taking into account factors that would include the investment objective, amount of assets under management and available for investment in additional portfolio companies, portfolio composition and return expectations of us and any other entity, and other factors deemed appropriate.  However, in the event such conflicts do arise in the future, our investment adviser intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other affiliate or client of our investment adviser.

We rely, in part, on our investment adviser to manage our day-to-day activities and to implement our investment strategy.  Our investment adviser may, in the future, be involved with activities which are unrelated to us.  As a result of these activities, our investment adviser, its employees and certain of its affiliates may have conflicts of interest in allocating their time between us and other activities in which they may become involved.  Our investment adviser and its employees will devote only as much of its time to our business as our investment adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.  Therefore, our investment adviser, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, may become involved.  This could result in actions that are more favorable to other affiliated entities than to us.  In such event, we intend to have our independent directors review our investment adviser’s performance periodically, but not less than annually, to assure that our investment adviser is fulfilling its obligations to us under the Investment Advisory and Administration Agreement, that any conflicts are handled in a fair and equitable manner and that our investment adviser has sufficient personnel to discharge fully its responsibilities to all activities in which they are involved.

As a business development company, we may be limited in our ability to invest in any portfolio company in which any fund or other client managed by our investment adviser, or any of its affiliates has an investment.  We may also be limited in our ability to co-invest in a portfolio company with our investment adviser or one or more of its affiliates.  Subject to obtaining exemptive relief from the SEC, we also may co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations thereunder.

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

In addition, our code of business conduct and ethics, which is applicable to all our all employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.  Our code of business conduct and ethics is available on our website at www.bdcv.com.

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

Interest Rate Risk.  We are subject to financial market risks, including changes in interest rates.  Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents.  As of June 30, 2014, we had cash and cash equivalents of $9.8 million.  We primarily invest our cash on hand in money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.  As of June 30, 2014, we had money market fund investments of $9.5 million, pending subsequent investment in portfolio companies in accordance with our investment objective, payment of our operating expenses, or payment of dividends or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.  During June  2014, our money market funds earned an effective annualized dividend of approximately 0.02%.  Assuming no other changes to our holdings of money market funds as of June 30, 2014, a one percentage point change in the underlying dividend rate payable on our money market funds as of June 30, 2014 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates.  As of June 30, 2014, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.  However, in the future, we may have other loans in our portfolio that have floating rates.

Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies.  As of June 30, 2014, we had no debt for borrowed money.  However, we may borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.

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

As of June 30, 2014 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013, which has been filed with the SEC.  Except as set forth below, there has been no material changes during the six months ended June 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2014, on February 20, 2014, our Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014 and June 17, 2014, to common stockholders of record on March 6, 2014 and May 8, 2014, respectively.  Stockholders had the option to receive payment of these dividends in cash or in shares of our common stock, provided that the aggregate cash payable to all stockholders for each dividend was limited to 25% of the aggregate dividend amount.

Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of newly-issued common stock, or 1.2% of our outstanding common stock prior to the dividend payment, and the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment.  The number of shares of common stock comprising the stock portion of the April 14, 2014 dividend was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of our common stock on April 7, 8 and 9, 2014.  The number of shares of common stock comprising the stock portion of the June 17, 2014 dividend was calculated based on a price of $6.1169 per share, which equaled the volume weighted average trading price per share of our common stock on June 10, 11 and 12, 2014.  These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended.

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

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)

3.4	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)

3.5	Amendment to Amended and Restated Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)

3.6	Amendment to Amended and Restated Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)

3.7	Amendment to Amended and Restated Bylaws dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)

3.8	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-191525), filed on October 2, 2013)

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)

10.1
Investment Advisory and Administrative Services Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)

10.2
Trademark Sublicense Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)

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

Date: July 28, 2014	KEATING CAPITAL, INC.

	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Frederic M. Schweiger
Frederic M. Schweiger Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)