Form 10-Q
period 2014-09-30
BDCA VENTURE, INC.
filed 2014-10-29
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53504
BDCA Venture, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-2582882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5251 DTC Parkway, Suite 1100 Greenwood Village, CO	80111
(Address of Principal Executive Office)	(Zip Code)

(720) 889-0139
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐
No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 29, 2014 was 9,922,971.

PART I

Item 1. Financial Statements.
BDCA Venture, Inc.
Statements of Assets and Liabilities

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Non-control/non-affiliate investments:
Private portfolio companies
(Cost: $42,959,630 and $42,574,747, respectively)	$44,449,999	$44,282,569
Publicly-traded portfolio companies
(Cost: $7,541,686 and $8,999,996, respectively)	7,726,531	11,554,236
Affiliate investments:
Private portfolio companies
(Cost: $4,000,000 and $4,000,000, respectively)	6,140,000	6,140,000
Total, investments in portfolio company securities at fair value	58,316,530	61,976,805
(Cost: $54,501,316 and $55,574,743, respectively)

Cash and cash equivalents:
Cash and money market funds	11,492,741	13,537,328
United States Treasury Bills	20,000,000	—
Total, cash and cash equivalents	31,492,741	13,537,328

Prepaid expenses and other assets	107,814	102,421
Total assets	$89,917,085	$75,616,554

Liabilities
Short-term borrowings at fair value (Proceeds: $19,400,000 and $0, respectively)	$19,400,000	$—
Base management fees payable to investment adviser	122,664	126,515
Accrued incentive fees payable to investment adviser	1,831,299	2,216,888
Administrative expenses payable to investment adviser	127,652	51,755
Due to related parties	55,429	—
Accounts payable	21,792	47,709
Dividends payable	—	104,072
Accrued expenses and other liabilities	11,743	30,145
Total liabilities	21,570,579	2,577,084

Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized, 10,371,412 and 9,997,343 shares issued, respectively	10,371	9,997
Additional paid-in capital	73,981,787	71,806,893
Treasury stock, at cost, 448,441 and 448,441 shares held, respectively	(2,962,594)	(2,962,594)
Accumulated net investment loss	(4,256,815)	(2,216,888)
Accumulated distributions in excess of net realized gains on investments	(2,241,457)	—
Net unrealized appreciation on investments	3,815,214	6,402,062
Total net assets	$68,346,506	$73,039,470
Total liabilities and net assets	$89,917,085	$75,616,554
Net asset value per share (on 9,922,971 and 9,548,902 shares outstanding, respectively)	$6.89	$7.65
The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment income
Interest from portfolio company investments
Non-control/non-affiliate investments	$6,426	$11,613	$58,651	$11,613
Interest and dividends from cash and cash equivalents	529	820	1,843	2,064
Total investment income	6,955	12,433	60,494	13,677

Operating expenses
Base management fees	375,088	358,247	1,116,534	1,093,678
Incentive fees	(557,175)	1,018,842	(385,589)	1,537,181
Administrative expenses allocated from investment adviser	181,048	158,400	509,352	495,164
Professional fees	100,168	45,263	289,317	530,820
Directors fees	31,250	25,000	81,250	105,000
Travel expenses	14,828	30,398	62,882	88,828
Stock transfer agent fees	14,358	14,498	40,266	46,555
Printing and production expenses	13,962	12,297	41,644	75,023
Marketing and advertising expenses	8,450	199,800	40,797	209,977
Interest expense on borrowings	6,736	—	6,736	—
Postage and fulfillment expenses	6,637	5,555	28,710	37,526
Public and investor relations expenses	4,114	2,510	59,913	53,268
Custody fees	1,500	1,500	4,500	4,500
General and administrative expenses	75,355	86,357	204,109	308,521
Total operating expenses	276,319	1,958,667	2,100,421	4,586,041

Net investment loss	(269,364)	(1,946,234)	(2,039,927)	(4,572,364)

Net realized gain (loss) on investments
Non-control/non-affiliate investments	(626,946)	—	658,900	3,724,861
Affiliate investments	—	—	—	675,317
Total net realized gain (loss) on investments	$(626,946)	$—	$658,900	$4,400,178

Net change in unrealized appreciation (depreciation) on investments
Non-control/non-affiliate investments	(2,158,926)	5,074,208	(2,586,848)	4,555,648
Affiliate investments	—	20,000	—	(1,269,920)
Total net change in unrealized appreciation (depreciation) on investments	$(2,158,926)	$5,094,208	$(2,586,848)	$3,285,728

Net increase (decrease) in net assets resulting from operations	$(3,055,236)	$3,147,974	$(3,967,875)	$3,113,542

Net investment loss per common share outstanding (basic and diluted)	$(0.03)	$(0.22)	$(0.21)	$(0.50)
Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.31)	$0.35	$(0.41)	$0.34
Weighted average common shares outstanding (basic and diluted)	9,805,871	8,932,438	9,675,623	9,060,762

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Changes in Net Assets
(Unaudited)

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Distributions in Excess of Net Realized Gain on Investments	Unrealized Appreciation on Investments	Net Assets
Balance at December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$—	$3,186,290	$73,412,940
Net increase in net assets from operations	—	—	—	—	(5,312,835)	4,400,178	3,215,772	2,303,115
Distributions to stockholders from net realized gains (3)	—	—	—	—	—	(4,400,178)	—	(4,400,178)
Issuance of common stock, net of offering costs of $359,364	713,562	713	3,921,295	—	—	—	—	3,922,008
Repurchase of common stock (339,445 shares)	—	—	—	(2,198,415)	—	—	—	(2,198,415)
Reclassification of permanent book to tax differences	—	—	(3,789,646)	—	3,789,646	—	—	—
Balance, December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$—	$6,402,062	$73,039,470
Net decrease in net assets from operations	—	—	—	—	(2,039,927)	658,900	(2,586,848)	(3,967,875)
Distributions to stockholders from net realized gains	—	—	—	—	—	(658,900)	—	(658,900)
Distributions to stockholders in excess of net realized gain	—	—	—	—	—	(2,241,457)	—	(2,241,457)
Stock dividend distribution	374,069	374	2,174,894	—	—	—	—	2,175,268
Balance, September 30, 2014 (Unaudited)	10,371,412	$10,371	$73,981,787	$(2,962,594)	$(4,256,815)	$(2,241,457)	$3,815,214	$68,346,506
__________________________________________________________________________
(1) Represents common shares issued.
(2) Net assets at December 31, 2013 and 2012 include no accumulated undistributed net investment income.
(3) Distribution payable to stockholders of record on December 30, 2013 (with ex-dividend date of December 26, 2013) of $104,072 was paid on January 13, 2014. For income and excise tax purposes, the distribution is treated as paid in 2013 and taxable to stockholders in 2013.

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(3,967,875)	$3,113,542
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Investments in portfolio companies	(4,655,486)	(4,146,567)
Net proceeds from sales of portfolio company investments	6,446,066	14,905,420
Net realized gain on investments	(658,900)	(4,400,178)
Net change in unrealized depreciation (appreciation) on investments	2,586,848	(3,285,728)
Increase in investment balance cost basis due to payment-in-kind interest	(58,253)	(11,613)
Deferred offering costs charged-off	—	287,358
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(5,393)	35,244
Decrease in base management fees payable to investment adviser	(3,851)	(12,504)
(Decrease) increase in accrued incentive fees payable to investment adviser	(385,589)	1,537,181
Increase in administrative expenses payable to investment adviser	75,897	1,484
Increase in amounts due to related parties	55,429	—
Decrease in accounts payable	(25,917)	(22,848)
Decrease in accrued expenses and other liabilities	(18,402)	(6,857)
Net cash (used in) provided by operating activities	$(615,426)	$7,993,934

Cash flows from financing activities:
Proceeds from short-term borrowings	$19,400,000	$—
Repurchase of common stock	—	(2,198,415)
Cash distributions to stockholders	(829,161)	(4,296,106)
Net cash provided by (used in) financing activities	$18,570,839	$(6,494,521)

Net increase in cash and cash equivalents	$17,955,413	$1,499,413
Cash and cash equivalents, beginning of period	13,537,328	8,934,036
Cash and cash equivalents, end of period	$31,492,741	$10,433,449

Supplemental disclosure of non-cash operating activities
Conversion of payment-in-kind interest income into preferred stock	$68,932	$—

Supplemental disclosure of non-cash financing activities
Decrease in deferred offering costs	$—	$18,371
Stock distributions to stockholders	$2,175,268	$—

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Schedule of Investments
September 30, 2014
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (3)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments
Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$—	—%
	Consumer Electronics
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	2,000,000	2,080,000	3.04%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	470,000	0.69%
	Solar Thermal Energy	Series 1A Preferred Stock	2,294,835	682,761	350,000	0.51%
		Series 1 Convertible Preferred Stock	48,582	458,168	390,000	0.57%
		Subordinated Convertible Bridge Notes (2) (9)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 2/15/2015	$231,891	231,891	280,000	0.41%
Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	2,210,000	3.23%
	Waste Management
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,690,000	2.47%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	170,000	0.25%
Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	5,800,000	8.49%
	Software as a Service	Common Stock Warrants Exercise price $0.01 per share; perpetual term; subject to restrictions on exercisability	n/a	610,860	1,130,000	1.65%
		Common Stock Warrants Exercise price $0.01 per share; expire 8/24/2018; subject to restrictions on exercisability	22,581	—	70,000	0.10%
Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	1,470,000	2.15%
	Renewable Oils	Series E-2 Convertible Preferred Stock	15,107,090	332,356	230,000	0.34%
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	4,100,000	6.00%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	2,810,000	4.11%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	5,450,000	7.98%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	340,000	0.50%
Mode Media Corporation (4)	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	8.41%
	Social Media

BDCA Venture, Inc.
Schedule of Investments
September 30, 2014
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (3)	Value as % of Net Assets
Stoke, Inc.	Santa Clara, CA	Series F Convertible Preferred Stock	645,259	3,012,095	1,480,000	2.17%
	Communications Equipment	Series F Convertible Preferred Stock Warrants Exercise price $0.01 per share; expire 4/29/2019	322,629	1,487,902	740,000	1.08%
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	4,440,000	6.50%
	E-commerce network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	2,999,999	4.39%
	Enterprise software
Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$42,959,630	$44,449,999	65.04%

Publicly Traded Portfolio Companies:
Tremor Video, Inc. (5)	New York, NY	Common Stock	599,999	4,000,001	1,403,998	2.05%
	Online Video Advertising
TrueCar, Inc. (6)	Santa Monica, CA	Common Stock	377,358	2,999,996	6,096,218	8.92%
	Consumer Website
Millennial Media, Inc. (7)	Baltimore, MD	Common Stock	135,194	541,689	226,315	0.33%
	Mobile Advertising
Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$7,541,686	$7,726,531	11.30%

Affiliate Investments (8)
Private Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	6,140,000	8.98%
	Molecular Diagnostics and Services
Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$6,140,000	8.98%

Total - Investments in Portfolio Company Securities (10)				$54,501,316	$58,316,530	85.32%

Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$58,316,530	85.32%
Cash and cash equivalents
Money market funds consisting of 11,274,451 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (2)					11,274,451	16.50%
United States Treasury Bills, maturing 10/23/14, valued at 100 (2)					20,000,000	29.26%
Other cash and cash equivalents					218,290	0.32%
Prepaid expenses and other assets					107,814	0.16%
Less: Total liabilities					(21,570,579)	(31.56)%
Net Assets					$68,346,506	100.00%

BDCA Venture, Inc.
Schedule of Investments
September 30, 2014
(Unaudited)

__________________________________________________________________________
(1) The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2) Investment is income producing.
(3) Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of September 30, 2014.
(4) Glam Media, Inc. has changed its name to Mode Media Corporation.
(5) On June 26, 2013, Tremor Video priced its initial public offering 7,500,000 shares of common stock at a price to the public of $10.00 per share. Tremor Video's common stock trades on the New York Stock Exchange under the ticker symbol "TRMR." The Company's shares in Tremor Video were subject to a lockup agreement which expired on December 24, 2013. At September 30, 2014, the Company valued its shares of common stock in Tremor Video based on the September 30, 2014 closing price.
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
(7) On November 6, 2013, portfolio company Jumptap, Inc. completed its merger with Millennial Media, Inc. (NYSE: MM). At the closing of the merger, in exchange for its Jumptap Series G preferred stock and after certain share adjustments, the Company received 1,247,893 shares of Millennial Media’s common stock, which shares are restricted securities. Pursuant to a contractual lockup agreement, the Company could not sell any shares of Millennial Media common stock for the initial 90-day period following the closing. Beginning on February 5, 2014, the lockup restriction on 415,964 shares expired, and all of these shares were sold in the first quarter of 2014. Beginning on May 6, 2014, an additional 696,735 shares were released from any lockup restrictions and were sold in the third quarter of 2014. At the closing of the merger, the Company was required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations and, at September 30, 2014, the Company valued these shares based on the September 30, 2014 closing price, adjusted for a discount due to lack of marketability of 10%.
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
(9) Investment is payment-in-kind note. Principal and cost includes accumulated payment-in-kind ("PIK") interest. PIK interest rate is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of September 30, 2014, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.
(10) As of September 30, 2014, approximately 98% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

BDCA Venture, Inc.
Schedule of Investments
December 31, 2013

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (3)	Value as % of Net Assets
Non-Control/Non-Affiliate Investments
Private Portfolio Companies:
Livescribe, Inc.	Oakland, CA	Common Stock	9,686	$606,187	$—	—%
	Consumer Electronics
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	2,000,000	1,530,000	2.09%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	710,000	0.97%
	Solar Thermal Energy	Series 1A Preferred Stock	2,294,835	682,761	380,000	0.52%
		Series 1 Convertible Preferred Stock	48,582	458,168	390,000	0.53%
		Subordinated Convertible Bridge Notes (2) (7)Original principal $205,193; PIK interest 11.5%; mature 7/10/2014	$213,902	213,902	213,902	0.29%
Harvest Power, Inc.	Waltham, MA	Series B Convertible Preferred Stock	580,496	2,499,999	2,770,000	3.79%
	Waste Management
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,330,000	1.82%
	Solar Photovoltaic Cells
Xtime, Inc.	Redwood Shores, CA	Series 1A Convertible Preferred Stock	1,573,234	2,389,140	4,460,000	6.11%
	Software as a Service	Common Stock Warrants Exercise price $0.01 per share; perpetual term; Subject to restrictions on exercisability	n/a	610,860	1,350,000	1.85%
		Common Stock Warrants Exercise price $0.01 per share; expire 8/24/2018; Subject to restrictions on exercisability	22,581	—	20,000	0.03%
Kabam, Inc.	San Francisco, CA	Series D Convertible Preferred Stock	1,046,017	1,328,860	1,620,000	2.22%
	Online Multiplayer Games
TrueCar, Inc.	Santa Monica, CA	Common Stock	566,037	2,999,996	3,720,000	5.09%
	Consumer Website
Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	1,840,000	2.52%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	5,650,000	7.74%
	Online Dating

BDCA Venture, Inc.
Schedule of Investments
December 31, 2013

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (3)	Value as % of Net Assets
SilkRoad, Inc.	Chicago, IL	Series C Convertible Preferred Stock	17,711,654	5,000,000	7,350,000	10.06%
	Software as a Service	Preferred Stock Warrants Exercise price $0.2823 per share (subject to adjustment); expire 6/30/2018; Subject to restrictions on exercisability	n/a	—	230,000	0.31%
		Subordinated Convertible Bridge Note (2) (7)Original principal $1,000,000; PIK interest 8%; matures 6/30/2014 (subject to certain conditions and events)	$1,028,667	1,028,667	1,028,667	1.41%
Glam Media, Inc.	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	7.87%
	Social Media
Stoke, Inc.	Santa Clara, CA	Common Stock	1,000,000	3,500,000	940,000	1.29%
	Communications Equipment
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	3,000,000	4.11%
	E-commerce network
Subtotal - Non-Control/Non-Affiliate Investments, Private Portfolio Companies				$42,574,747	$44,282,569	60.62%

Publicly Traded Portfolio Companies:
Tremor Video, Inc. (4)	New York, NY	Common Stock	599,999	4,000,001	3,479,994	4.76%
	Online Video Advertising
Millennial Media, Inc. (5)	Baltimore, MD	Common Stock	1,247,893	4,999,995	8,074,242	11.06%
	Mobile Advertising
Subtotal - Non-Control/Non-Affiliate Investments, Publicly Traded Portfolio Companies				$8,999,996	$11,554,236	15.82%

Affiliate Investments (6)
Private Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	6,140,000	8.41%
	Molecular Diagnostics and Services
Subtotal - Affiliate Investments, Private Portfolio Companies				$4,000,000	$6,140,000	8.41%

Total - Investments in Portfolio Company Securities (8)				$55,574,743	$61,976,805	84.85%

BDCA Venture, Inc.
Schedule of Investments
December 31, 2013

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (3)	Value as % of Net Assets
Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$61,976,805	84.85%
Cash and cash equivalents - includes investment in money market funds consisting of 13,371,266 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $13,371,266, which is income producing (2)					13,537,328	18.54%
Prepaid expenses and other assets					102,421	0.14%
Less: Total Liabilities					(2,577,084)	(3.53)%
Net Assets					$73,039,470	100.00%
________________________________________________________________________
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 - Description of Business

BDCA Venture, Inc. (the "Company"), formally known as Keating Capital, Inc., was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), as of November 20, 2008. Effective July 1, 2014, the Company changed its name from Keating Capital, Inc. to BDCA Venture, Inc. Effective January 1, 2010, the Company elected to be treated for U.S. Federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company commenced its portfolio company investment activities in January 2010. The shares of the Company's common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

On September 22, 2014, the Board of Directors approved a change in the Company’s investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. The Company’s investment strategy focuses on making secured and unsecured debt investments in companies that the Adviser believes are poised to grow at above-average rates relative to other sectors of the U.S. economy. The Company may also invest in equity or equity-related investments alongside its debt investments. Previously, the Company's investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering ("Pre-IPO") companies.

BDCA Venture Adviser, LLC ("BDCA Venture Adviser") serves as the Company’s external investment adviser and also provides the Company with administrative services necessary for it to operate. Effective July 1, 2014, BDCA Venture Adviser changed its name from Keating Investments, LLC ("Keating Investments") to BDCA Venture Adviser, LLC. In this capacity, BDCA Venture Adviser is primarily responsible for the selection, evaluation, structure, valuation and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors. BDCA Venture Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Company has entered into a custody agreement with and has appointed Steele Street Bank & Trust as custodian of all of its portfolio company investments and money market fund securities.

On July 1, 2014, the members of Keating Investments completed the sale of 100% of their issued and outstanding equity interests in Keating Investments (the "Transaction") to BDCA Adviser, LLC ("BDCA Adviser"). Upon the closing of the Transaction, Keating Investments became a wholly-owned subsidiary of BDCA Adviser, which is an indirect wholly-owned subsidiary of AR Capital, LLC ("AR Capital"). In connection with the closing of the Transaction, the Company entered into a new Investment Advisory and Administrative Services Agreement with BDCA Venture Adviser (the "Investment Advisory Agreement"), replacing the prior Investment Advisory and Administrative Services Agreement between the Company and Keating Investments (the "Prior Advisory Agreement"), which automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. See Note 4 - Related Party Agreements and Transactions.

The Company did not raise any capital, nor were any new securities issued by the Company, in connection with the Transaction.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation
The interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2014. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company’s financial statements include only the accounts of BDCA Venture as the Company has no subsidiaries.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Reclassifications
For the three and nine months ended September 30, 2014, the Company separately classified marketing and advertising expenses as an individual line item in its Statement of Operations. Marketing and advertising expenses were previously included as a component of general and administrative expenses. For comparative purposes, this line item has been separately classified in the Statement of Operations for the three and nine months ended September 30, 2014 and 2013.

In the Company’s Statement of Cash Flows for the nine months ended September 30, 2014, the items comprising cash flows from portfolio activities have been included in the cash flows from operating activities. For the nine months ended September 30, 2013, the items comprising cash flows from portfolio activities were presented in cash flows from investing activities, separately from the cash flows from operating activities. For comparative purposes, the items comprising cash flows from portfolio activities have been included in the cash flows from operating activities in the Statement of Cash Flows for the nine months ended September 30, 2014 and 2013.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Such estimates and judgments could change in the future as more information becomes known, and actual results could differ from these estimates and the differences could be material. The Company considers its significant estimates to include the fair value of investments in portfolio company securities and income taxes.

Valuation of Investments
Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the U.S. Securities and Exchange Commission (the "SEC"), and in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820"). Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 3 - Portfolio Investments and Fair Value. The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

At September 30, 2014 and December 31, 2013, 63.3% and 77.4%, respectively, of the Company's gross assets represented investments in portfolio companies valued at fair value by the Company's Board of Directors. Given the nature of investing in the securities of private companies, the Company’s investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-initial public offering lockup restrictions. As such, the Company values all of its investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by the Company’s Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Changes in valuation of these equity securities are recorded in the Company’s Statement of Operations as "Net change in unrealized appreciation (depreciation) on investments."

At the Company’s regular quarterly meeting of the Board of Directors held on July 24, 2014, the Company dissolved the Valuation Committee effective July 25, 2014 and appointed a lead valuation director, who is a non-interested member of the Board of the Directors, to act as the liaison between the Board of Directors, the Company’s management and BDCA Venture Adviser. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company investment will be valued by BDCA Venture Adviser, potentially with information received from one or more independent valuation firms engaged by BDCA Venture Adviser.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

•
An independent valuation firm, if involved, will conduct independent appraisals and make an independent assessment of the value of each investment, which will be used by BDCA Venture Adviser in deriving a preliminary valuation.

•	The Company's lead valuation director will review and discuss the preliminary valuations with BDCA Venture Adviser and the assistance of the independent valuation firm, if any.

•
The Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in the portfolio for which market quotations are not readily available based on the input of BDCA Venture Adviser, the independent valuation firm, if any, and the lead valuation director.

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

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an initial public offering ("IPO") by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for Pre-IPO companies, as well as during any lockup period to which the Company is subject with respect to public companies in its portfolio. See Note 3 - Portfolio Investments and Fair Value.

In cases where a portfolio company completes a subsequent financing with different rights and preferences than the equity securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding, or where a merger or acquisition event involving a portfolio company has been completed or is pending, the Company may consider aforementioned transaction to estimate the portfolio company's equity value.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company's capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company generally uses an option pricing model to allocate value to each equity and equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. In the case of certain warrants where the Company's ability to exercise may be contingent or subject to certain metrics, a Monte Carlo simulation model may be used.

Debt Investments
Given the nature of the Company’s current debt investments, principally convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Since the Company invested in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of the Company’s convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors and methodologies the Company uses to value its equity investments, as discussed above. In making a good faith determination of the value of its convertible debt investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount ("OID"), if any, and payment-in-kind ("PIK") interest which has been accreted to principal as earned.

If the Company determines that there is a low likelihood that its current convertible debt investments will be converted into equity or repaid in connection with an IPO, sale or next equity financing event, or will otherwise be held for cash payment at maturity, or in the case of non-convertible debt investments, the Company applies a procedure that assumes a sale of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. As part of this process, the Company will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default, and whether the security lien, if any, is subordinated to senior lenders. The Company will also use pricing of recently issued comparable debt securities, if available, to determine the baseline hypothetical market yield as of the measurement date. The Company considers each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

When acquiring a debt instrument, the Company may receive warrants or other equity-linked securities from the borrower in connection with the debt investment. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

Valuation of Financial Instruments
The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents (including money market funds and short-term U.S. Treasury securities), receivables, short-term borrowings, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments.

Portfolio Company Investment Classification
The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation. Under the 1940 Act, "Affiliate Investments" are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, "Non-Control/Non-Affiliate Investments" are defined as investments that are neither Control Investments nor Affiliate Investments.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

At September 30, 2014 and December 31, 2013, the Company had one portfolio company investment, Metabolon, Inc. which was an Affiliate Investment, and no Control Investments. No interest or dividend income was derived from this Affiliate Investment since it was a non-incoming producing equity investment.

Cash and Cash Equivalents
Cash and cash equivalents include U.S. Treasury securities with original maturities of 90 days or less, when acquired, and investments in money market funds which invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully collateralized by such securities. Cash and cash equivalents are carried at amortized cost which approximates fair value. Cash needed to fund the Company’s near-term operating expenses is held in a bank depository account.

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

Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected, and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan, and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $6,426 and $58,651 during the three and nine months ended September 30, 2014. The Company recorded PIK interest income of $11,613 and $11,613 during the three and nine months ended September 30, 2013. See "Income Taxes" below.

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

The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a "preference" over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets. In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors. Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution. In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a "preference" over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event. Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors, or when a specified event occurs triggering an obligation to pay such dividends. When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to the Company’s convertible preferred stock investments, these investments are considered to be non-income producing. During the three and nine months ended September 30, 2014 and 2013, there were no non-cumulative or cumulative dividends recorded.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Net Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
Net realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition (after reduction for commissions and other selling expenses). Net realized gains and losses on investment transactions are determined by specific identification. Unrealized appreciation or depreciation is computed as the difference between the fair value of the investment and the cost basis of such investment.

Income Taxes
Effective January 1, 2010, the Company elected to be treated for tax purposes as a RIC under the Code. The Company intends to operate so as to qualify as a RIC. To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its "investment company taxable income" as defined in the Code. To maintain the Company’s status as a RIC, PIK interest, which is a non-cash source of income, must generally be distributed to stockholders at least annually from other sources such as available cash or the proceeds from the disposition of investments. However, since the Company does not currently expect to have investment company taxable income, the Company would generally not be required to distribute PIK interest from its available cash or the proceeds from the disposition of investments.

Due to the limited number of investments in the Company's portfolio, the current asset composition has affected the Company's ability to satisfy asset diversification test to maintain its status as a RIC under the Code. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% threshold"). During the nine months ended September 30, 2014, the Company was below the 50% threshold. However, the failure to meet the 50% threshold alone will not result in the Company's loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of the Company's assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% threshold. As of September 30, 2014, in order to satisfy the 50% threshold, the Company purchased short-term qualified securities in the form of U.S. Treasury bills which were funded through a short-term loan. See Note 6 - Short-term Borrowing. Subsequent to the September 30, 2014 measurement date, the Company sold the U.S. Treasury bills and repaid the short-term loan. See Note 14 - Subsequent Events.

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

The Company is not required to distribute its realized net capital gains, if any, to stockholders to maintain RIC tax treatment. However, the Company generally will have to pay corporate-level federal income taxes on any realized net capital gains that the Company does not distribute to its stockholders. In the event the Company retains any of its realized net capital gains, including amounts retained to pay incentive fees to BDCA Venture Adviser, the Company may designate the retained amount as a deemed distribution to stockholders and will be required to pay corporate-level tax on the retained amount.

The Company would also be subject to certain nondeductible federal excise taxes imposed on RICs if it fails to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one year period ending October 31 of such calendar year, if any, and (iii) any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will not be subject to this excise tax on amounts on which the Company is required to pay corporate income tax (such as retained realized net capital gains).

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions from net realized gains for financial reporting purposes may include short-term capital gains which are included in ordinary income for tax purposes.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2011, 2012 and 2013 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2011, 2012 and 2013 state tax years for the Company remain subject to examination by the Colorado Department of Revenue.

As of September 30, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three and nine months ended September 30, 2014 and 2013.

The Regulated Investment Company Modernization Act of 2010 (the "RIC Act") modernized several of the federal income and excise tax provisions related to RICs. Under the RIC Act, capital losses incurred during the Company’s 2011 taxable year and after may be carried forward indefinitely with the character of the original loss retained. Prior to the RIC Act, capital losses could be carried forward for eight years, and were carried forward as short-term capital losses regardless of the character of the original loss. The RIC Act also contains simplification provisions, which are aimed at preventing disqualification of a RIC for inadvertent failures to comply with asset diversification and/or qualifying income tests.

Dividends and Distributions
Dividends and distributions to common stockholders must be approved by the Company’s Board of Directors and any dividend payable is recorded on the ex-dividend date.

The Company may fund cash distributions to stockholders from any sources of funds available to the Company. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

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

Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.

Note 3 - Portfolio Investments and Fair Value

The Company’s investments in portfolio companies consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock. Investment activity during the three months ended September 30, 2014 included the following:

•
The Company invested $268,853 in SilkRoad’s Series D-1 convertible preferred stock in a subsequent closing of SilkRoad's Series D financing. In connection with this investment, the Company also received shares of Series D-2 convertible preferred stock in exchange for all of the shares of Class B Common Stock that the Company received in the initial closing of the Series D financing upon the automatic conversion of the convertible bridge notes held by the Company.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

•	The Company sold its entire position in Kabam’s Series D convertible preferred stock for a net realized gain of $671,140.

•	The Company sold 696,735 shares of Millennial Media common stock for a realized loss of $1,298,086.

•
In connection with the initial closing of Agilyx's Series E convertible preferred stock financing round, the convertible bridge notes the Company held in the principal amount of $332,356 were automatically converted into shares of Series E-2 convertible preferred stock. The accrued interest under these bridge notes at the time of conversion was paid in cash.

•	The maturity date of the BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from September 15, 2014 to February 15, 2015.

The following table summarizes the composition of the Company’s investment portfolio by type of security at cost and fair value as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$42,266,588	$47,559,999	81.55%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	1,487,902	1,080,000	1.85%	—	230,000	0.37%
Common Stock	2,362,389	470,000	0.81%	8,862,385	5,370,000	8.67%
Common Stock Warrants	610,860	1,200,000	2.06%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	231,891	280,000	0.48%	1,242,569	1,242,569	2.00%
Subtotal - Private Portfolio Companies	46,959,630	50,589,999	86.75%	46,574,747	50,422,569	81.36%
Publicly Traded Portfolio Companies:
Common Stock	7,541,686	7,726,531	13.25%	8,999,996	11,554,236	18.64%
Total - Private and Publicly Traded Portfolio Companies	$54,501,316	$58,316,530	100.00%	$55,574,743	$61,976,805	100.00%

Fair Value of Investments
The following table categorizes the Company’s investments measured at fair value based upon the lowest level of significant input used in the valuation as of September 30, 2014 and December 31, 2013:

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Description	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2014
Private Portfolio Company Securities:
Preferred Stock	$—	$—	$47,559,999	$47,559,999
Preferred Stock Warrants	—	—	1,080,000	1,080,000
Common Stock	—	—	470,000	470,000
Common Stock Warrants	—	—	1,200,000	1,200,000
Subordinated Convertible Bridge Notes	—	—	280,000	280,000
Publicly Traded Portfolio Company Securities:
Common Stock	1,403,998	—	6,322,533	7,726,531
Cash Equivalents:
Money Market Funds	11,274,451	—	—	11,274,451
United States Treasury Bills	20,000,000	—	—	20,000,000
Total	$32,678,449	$—	$56,912,532	$89,590,981

As of December 31, 2013
Private Portfolio Company Securities:
Preferred Stock	$—	$—	$42,210,000	$42,210,000
Preferred Stock Warrants	—	—	230,000	230,000
Common Stock	—	—	5,370,000	5,370,000
Common Stock Warrants	—	—	1,370,000	1,370,000
Subordinated Convertible Bridge Notes	—	—	1,242,569	1,242,569
Publicly Traded Portfolio Company Securities
Common Stock	3,479,994	—	8,074,242	11,554,236
Cash Equivalents:
Money Market Funds	13,371,266	—	—	13,371,266
Total	$16,851,260	$—	$58,496,811	$75,348,071

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Common Stock Warrants	Level 3 Subordinated Convertible Bridge Notes	Total
Fair Value at December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$58,496,811
Purchases and other adjustments to cost of Level 3 portfolio company securities (1)	3,992,484	330,645	—	—	391,007	4,714,136
Sale, exchange or conversion of Level 3 portfolio company securities (2)	30,482	310,806	(940,000)	—	(1,401,686)	(2,000,398)
Gross transfers out of Level 3 to Level 1 (2)	—	—	(7,199,496)	—	—	(7,199,496)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	1,327,033	208,549	1,487,787	(170,000)	48,110	2,901,479
Fair Value at September 30, 2014	$47,559,999	$1,080,000	$6,792,533	$1,200,000	$280,000	$56,912,532

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company securities held at September 30, 2014	$947,033	$208,549	$1,487,787	$(170,000)	$48,110	$2,521,479

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

__________________________________________________________________________
(1) Purchases and other adjustments to cost of Level 3 portfolio company securities include purchases of new investments at cost and payment-in kind interest accreted to principal.
(2) Exchanges, conversions and transfers out of Level 3 portfolio company securities are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company securities are reflected at the net proceeds from the sale.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Common Stock Warrants	Level 3 Subordinated Convertible Bridge Notes	Total
Fair Value at December 31, 2012	$43,087,120	$—	$19,791,002	$982,878	$—	$63,861,000
Purchases and other adjustments to cost of Level 3 portfolio company securities (1)	3,000,000	—	—	—	1,242,569	4,242,569
Sale, exchange or conversion of Level 3 portfolio company securities (2)	(8,849,995)	—	5,103,660	(929,062)	—	(4,675,397)
Gross transfers out of Level 3 to Level 1 (2)	—	—	(10,761,002)	—	—	(10,761,002)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	4,972,875	230,000	(689,418)	1,316,184	—	5,829,641
Fair Value at December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$58,496,811

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company securities held at December 31, 2013	$4,972,875	$230,000	$1,094,247	$457,122	$—	$6,754,244
__________________________________________________________________________
(1) Purchases and other adjustments to cost of Level 3 portfolio company securities include purchases of new investments at cost and payment-in kind interest accreted to principal.
(2) Exchanges, conversions and transfers out of Level 3 portfolio company securities are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company securities are reflected at the net proceeds from the sale.

Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2014. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of September 30, 2014. Significant changes in the inputs in isolation would result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

	September 30, 2014
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$47,559,999	Option pricing model	Comparable public company equity volatility	20%	to	60%	42%
		Comparable public companies	Revenue multiple	0.8	to	7.0	3.2
			EBITDA multiple	6.5	to	8.5	7.2
			Discount for lack of marketability	20%	to	35%	27%
		Discounted cash flow	Discount rate	20%	to	60%	35%
			Terminal revenue multiple	1.3	to	7.3	4.0
			Terminal EBITDA multiple	9.0	to	9.0	9.0
			Discount for lack of marketability	20%	to	45%	28%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$1,080,000	Option pricing model	Comparable public company equity volatility	40%	to	50%	47%
		Comparable public companies	Revenue multiple	1.0	to	2.8	1.6
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	20%	to	35%	30%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	1.5	to	4.5	2.4
			Discount for lack of marketability	20%	to	35%	30%
Level 3 Portfolio Company Investments: Common Stock	$6,792,533	Option pricing model	Comparable public company equity volatility	55%	to	55%	55%
		Comparable public companies	Revenue multiple	0.3	to	2.0	1.5
			EBITDA multiple	8.5	to	8.5	8.5
			Discount for lack of marketability	10%	to	35%	11%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	0.3	to	0.3	0.3
			Terminal EBITDA multiple	9.0	to	9.0	9.0
			Discount for lack of marketability	10%	to	35%	11%
Level 3 Portfolio Company Investments: Common Stock Warrants	$1,200,000	Option pricing model	Comparable public company equity volatility	50%	to	50%	50%
		Comparable public companies	Revenue multiple	4.0	to	7.0	6.0
			Discount for lack of marketability	25%	to	25%	25%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	25%	to	25%	25%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes	$280,000	Option pricing model	Comparable public company equity volatility	55%	to	55%	55%
		Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			EBITDA multiple	8.5	to	8.5	8.5
			Discount for lack of marketability	20%	to	20%	20%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	9.0	to	9.0	9.0
			Discount for lack of marketability	20%	to	20%	20%

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

__________________________________________________________________________
(1) The significant unobservable inputs that may be used in the fair value measurement of the Company’s investments in convertible preferred stock, common stock, and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and price to earnings ("P/E") multiples (collectively, "Multiples") for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability ("DLOM"). For some investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a "Precedent Transaction"). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.
Additional inputs used in the option pricing model include the equity volatility of comparable public companies, risk free interest rate and estimated time to exit. The significant unobservable input used in the option pricing model for valuing certain of the Company’s investments in convertible preferred stock, common stock, and preferred and common stock warrants for which market quotations are not readily available is the equity volatility of comparable public companies. A change in the assumption used for equity volatility may indicate a directionally similar change in the fair value of the convertible preferred stock, common stock, and preferred and common stock warrant investments.
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
(2) Weighted average based on fair value as of September 30, 2014.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2014 and 2013 for: (i) the Company’s portfolio company investments sold during the three and nine months ended September 30, 2014 and 2013, and (ii) the Company’s portfolio company investments held at September 30, 2014 and 2013.

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$—	$—	$—	$—	$—	$—	$675,317	$(1,599,920)
LifeLock, Inc.	—	—	—	—	—	—	3,675,041	(1,911,002)
Solazyme, Inc.	—	—	—	—	—	—	49,820	342,456
Millennial Media, Inc.	(1,298,086)	(685,065)	—	—	(12,240)	(2,741,189)	—	—
Kabam, Inc.	671,140	(601,140)	—	—	671,140	(291,140)	—	—
Subtotal - Portfolio Company Investments Sold During Period	$(626,946)	$(1,286,205)	$—	$—	$658,900	$(3,032,329)	$4,400,178	$(3,168,466)
Portfolio Company Investments Held at End of Period	—	(872,721)	—	5,094,208	—	445,481	—	6,454,194
Total - All Portfolio Companies	$(626,946)	$(2,158,926)	$—	$5,094,208	$658,900	$(2,586,848)	$4,400,178	$3,285,728

See the accompanying schedule of investments for the fair value of the Company’s investments in portfolio companies. The methodology for the determination of the fair value of the Company’s investments in portfolio companies is discussed in Note 2 - Summary of Significant Accounting Policies.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Note 4 - Related Party Agreements and Transactions

Investment Advisory and Administrative Services Agreement
In connection with the closing of the Transaction, the Company entered into the Investment Advisory Agreement effective July 1, 2014 which is identical with respect to all material terms and conditions of the Prior Advisory Agreement that was automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. The investment advisory fees under the Investment Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement and are described below. The Investment Advisory Agreement was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014.

Subject to the overall supervision of the Company’s Board of Directors, BDCA Venture Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory Agreement between BDCA Venture Adviser and the Company, BDCA Venture Adviser: (i) determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; (ii) determines which securities the Company will purchase, retain or sell; (iii) identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and (iv) closes, monitors and services the investments the Company makes.

BDCA Venture Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.

The Company pays BDCA Venture Adviser a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee. The Company’s officers do not receive any compensation directly from the Company. However, the officers of BDCA Venture Adviser who also serve as the Company’s officers receive compensation from BDCA Venture Adviser or an affiliate, which may be funded by or economically related to the investment advisory or administrative fees paid by the Company to BDCA Venture Adviser under to the Investment Advisory Agreement.

Base Management Fee
The base management fee (the "Base Fee") is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is payable monthly in arrears, and is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. During the three months ended September 30, 2014, the Company did incur borrowings to finance the purchase of U.S. Treasury bills. However, BDCA Venture Adviser has agreed to waive any Base Fee for the fourth quarter of 2014 associated with the short-term loan used to finance the purchase of Treasury bills included in gross assets as of September 30, 2014.

Incentive Fee
The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio. For purposes of determining the incentive fee to be paid, realized capital gains, realized capital losses and unrealized capital depreciation are each determined without regard to the holding period for the Company’s investments and include both long-term (held more than 12 months) and short-term holdings. BDCA Venture Adviser is not entitled to an incentive fee on investment income generated from interest or dividends on its portfolio company investments. For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term capital gains and losses.

Since inception, the Company has not paid any incentive fees to BDCA Venture Adviser. As of September 30, 2014 and December 31, 2013, no incentive fees were due and payable to BDCA Venture Adviser in accordance with the contractual terms of the Investment Advisory Agreement since the Company did not generate net realized capital gains in excess of gross unrealized depreciation.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

For accounting purposes only, the Company is required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation on investments held at the end of each period. The accrual of this theoretical incentive fee assumes all unrealized appreciation and depreciation is realized in order to reflect an incentive fee that would theoretically be payable to the Company's investment adviser. During the three and nine months ended September 30, 2014, the Company recorded a reduction of incentive fee expense of $(557,175) and $(385,589) resulting from: (i) a decrease in net unrealized appreciation on its portfolio company investments of $(2,158,926) and $(2,586,848) during such periods, respectively, and (ii) a (decrease) increase in its cumulative net realized gains of $(626,946) and $658,900 during such periods, respectively. During the three and nine months ended September 30, 2013, the Company recorded an increase in incentive fee expense of $1,018,842 and $1,537,181 resulting from: (i) an increase in net unrealized appreciation on the Company’s portfolio company investments of $5,094,208 and $3,285,728 during such periods, respectively, and (ii) an increase in its cumulative net realized gains of $0 and $4,400,178 during such periods, respectively.

As of September 30, 2014 and December 31, 2013, the Company had recorded accrued incentive fees payable to BDCA Venture Adviser in the amounts of $1,831,299 and $2,216,888, respectively.

Administrative Services
Pursuant to the Investment Advisory Agreement, BDCA Venture Adviser furnishes the Company with office facilities, equipment, and clerical, bookkeeping and record-keeping services. BDCA Venture Adviser also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which the Company is required to maintain, and preparing reports to the Company’s stockholders and reports filed with the SEC.

In addition, BDCA Venture Adviser assists the Company with its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing stockholder and investor relations services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns, printing and disseminating reports to its stockholders, providing support for its risk management efforts and generally overseeing the payment of its expenses and performance of administrative and professional services rendered to the Company by others.

The Company reimburses BDCA Venture Adviser for the allocable portion of overhead and other expenses incurred by BDCA Venture Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The allocation ratio with respect to compensation of the Company’s Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of the Company and BDCA Venture Adviser, respectively. Allocated administrative expenses are payable to BDCA Venture Adviser monthly in arrears.

Duration and Termination
The Prior Advisory Agreement, which automatically terminated upon the closing of the Transaction on July 1, 2014, was approved by the Company’s Board of Directors on April 17, 2009, and by the Company’s stockholders on May 14, 2009. On April 9, 2014, the Company’s Board of Directors, including the "non-interested" directors, as such term is defined under the 1940 Act (the "Non-interested Directors"), renewed the Prior Advisory for an additional year.

The Investment Advisory Agreement, which was entered into on July 1, 2014 as part of the closing of the Transaction, will remain in effect for a period of two years, unless sooner terminated. The Investment Advisory Agreement was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. After the initial two-year period, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by: (i) the vote of the Board of Directors, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory Agreement.

The Investment Advisory Agreement automatically terminates in the event of its assignment. As required by the 1940 Act, the Investment Advisory Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to BDCA Venture Adviser. If BDCA Venture Adviser wishes to voluntarily terminate the Investment Advisory Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

License Agreement
The Company previously entered into a license agreement (the "License Agreement") with BDCA Venture Adviser, pursuant to which BDCA Venture Adviser granted the Company a non-exclusive license to use the name "Keating." Under the License Agreement, the Company had the right to use the "Keating" name and logo without license fee for so long as the investment adviser or one of its affiliates remained the Company’s investment adviser. Other than with respect to this limited license, the Company had no legal right to the "Keating" name or logo.

On July 1, 2014, as part of the closing of the Transaction, the License Agreement terminated, and the Company entered into a sublicense agreement (the "Sublicense Agreement") with BDCA Venture Adviser pursuant to which BDCA Venture Adviser granted the Company a non-exclusive license to use the name "BDCA." Under the Sublicense Agreement, the Company will have a right to use the BDCA name and logo, for so long as BDCA Venture Adviser remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the "BDCA" name or logo. The Sublicense Agreement will remain in effect for so long as the Investment Advisory Agreement with BDCA Venture Adviser is in effect. The Sublicense Agreement will also terminate upon the expiration or termination of the license agreement between BDCA Adviser and BDCA Venture Adviser pursuant to which BDCA Adviser granted the investment adviser a non-exclusive license to use the name "BDCA," including the limited right to sublicense such use to any business development company to whom BDCA Venture Adviser provides investment advisory services.

Reimbursement from Related Party
As part of the Transaction, BDCA Adviser agreed to reimburse the Company at the closing for the costs incurred in connection with the Company’s 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the Investment Advisory Agreement, which costs would not otherwise have been incurred by the Company. As of June 30, 2014, BDCA Adviser had agreed to reimburse the Company for such costs in the amount of $97,866. The Company recorded this amount as a receivable due from related party as of June 30, 2014. BDCA Adviser paid this amount to the Company at the closing of the Transaction on July 1, 2014.

Amount Due to Related Parties
During the three months ended September 30, 2014, the Company incurred $52,116 and $3,313 in legal and marketing expenses, respectively, for services rendered to the Company by RCS Advisory Services, LLC ("RCS Advisory"), a subsidiary of RCS Capital Corporation ("RCS Capital"). RCS Capital is an affiliate of AR Capital.

Joint Liability Insurance Agreement
On August 28, 2014, the Company entered into a joint liability insurance agreement ("Insurance Agreement") with BDCA Venture Adviser which allocates the premium cost of the Company's directors and officers liability insurance policy ("D&O Policy") and the Company's excess coverage policy ("Excess Policy") between the Company and BDCA Venture Adviser. The D&O Policy covers the Company's directors and officers, insures the Company against loss that it may be required or permitted to pay as indemnities of the Company's directors and officers, and insures the Company for certain securities claims. The Company also maintains an Excess Policy which provides for excess coverage to the Company's officers and directors in the case of non-indemnifiable claims. The coverages under the D&O Policy and Excess Policy in certain cases extend to the officers, managers and employees of BDCA Venture Adviser, and to the members of BDCA Venture Adviser’s investment committee. For the policy year ending August 28, 2015, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium has been allocated to BDCA Venture Adviser.

Note 5 - Equity Offerings and Related Costs
On December 17, 2013, the Company completed a rights offering of its common stock to record stockholders. The Company sold 713,562 shares of common stock in the rights offering at a subscription price of $6.00 per share, resulting in gross proceeds of $4,281,372. In connection with the rights offering, the Company incurred $359,364 of offering costs, resulting in net proceeds of $3,922,008.

During the three months ended September 30, 2014, the Company issued 136,370 shares of its common stock to its stockholders as part of its quarterly distributions declared for the third quarter of 2014. These shares were issued at an average price per share of $5.38, which represented a 26.5% discount to the Company’s net asset value of $7.32 as of June 30, 2014. See Note 8 - Dividends and Distributions.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Note 6 - Short-term Borrowing

On July 24, 2014, the Company entered into a margin account agreement with National Financial Services, LLC ("NFS"). To maintain its status as a RIC for tax purposes, the Company purchased $20 million of short-term U.S. Treasury bills ("T-Bills") on September 24, 2014. As these T-Bills had a maturity of less than 90 days, the Company considered them to be cash equivalents and included them in cash and cash equivalents on the Statements of Assets and Liabilities as of September 30, 2014. The Company financed the purchase of these T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term borrowing financed through the margin account agreement with NFS. The short-term borrowing had an effective annual interest rate of approximately 2.5%. The $20 million of T-Bills were pledged as collateral for the short-term borrowing. On October 3, 2014, the Company sold the T-Bills for a realized loss of $94 and repaid the short-term borrowing in full together with accrued interest. See Note 14 - Subsequent Events.

Note 7 - Stock Repurchases

The Company's Board of Directors previously authorized a stock repurchase program of up to $5 million which commenced on May 9, 2012 and was discontinued on October 24, 2013. Under this stock repurchase program, the Company repurchased a total of 448,441 shares of common stock with a total cost of $3.0 million, which shares have not been retired or canceled, remain issued but not outstanding shares, and were held in treasury as of September 30, 2014. The Company accounted for the repurchases of its common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

On September 22, 2014, the Company's Board of Directors authorized a new stock repurchase program of up to $5 million. Under the new repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This new stock repurchase program will expire on March 22, 2015, unless extended by the Board of Directors. This new repurchase program may be extended, modified or discontinued at any time for any reason. The new repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended September 30, 2014, the Company did not repurchase any of its shares under the new repurchase program.

Note 8 - Dividends and Distributions

Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution. The amount of distributions will depend on the Company’s financial condition, maintenance of its RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as the Company’s Board of Directors may deem relevant from time to time.

The following table summarizes the Company’s dividends declared for the nine months ended September 30, 2014 and the years 2011, 2012 and 2013:

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains / Return of Capital	(2)
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains / Return of Capital	(2)
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains / Return of Capital	(2)
Total - 2014 Dividends			0.30
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains	(3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital	(4)
Total - 2011 Dividends			0.13
Total - Cumulative			$0.95
__________________________________________________________________________
(1) This dividend was paid in cash and shares of the Company's common stock.
(2) The determination of the tax attributes of the 2014 dividends will be made as of the end of 2014 based upon the Company's net realized gains for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of 2014 dividends for a full year. If the Company determined the tax attributes of its first, second and third quarter 2014 dividends as of September 30, 2014, 23% of such dividends would be from long-term capital gains and 77% of such dividends would be a return of capital.
(3) Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2013.
(4) The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.

On February 20, 2014, the Company’s Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014, June 17, 2014 and September 18, 2014, to common stockholders of record on March 6, 2014, May 8, 2014 and August 11, 2014, respectively. Stockholders had the option to receive payment of these dividends in cash or in shares of the Company’s common stock, provided that the aggregate cash payable to all stockholders for each dividend was limited to 25% of the aggregate dividend amount. Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment, the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, or 1.2% of the Company’s outstanding common stock prior to the dividend payment, and the September 18, 2014 dividend consisted of $244,665 in cash and 136,370 shares of common stock, or 1.4% of the Company's outstanding common stock prior to the dividend payment.

For each of the April, June and September 2014 dividend payments, the amount of cash elected to be received by stockholders was greater than the cash limit of 25% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash. The number of shares of common stock comprising the stock portion of the April 14, 2014 dividend was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of the common stock on April 7, 8 and 9, 2014, and which represented a 18.1% discount to the Company’s net asset value per share of $7.34 as of March 31, 2014. The number of shares of common stock comprising the stock portion of the June 17, 2014 dividend was calculated based on a price of $6.1169 per share, which equaled the volume weighted average trading price per share of the common stock on June 10, 11 and 12, 2014, and which represented a 16.7% discount to the Company’s net asset value per share of $7.34 as of March 31, 2014. The number of shares of common stock comprising the stock portion of the September 18, 2014 dividend was calculated based on a price of $5.3824 per share, which equaled the volume weighted average trading price per share of the common stock on September 11, 12 and 15, 2014, and which represented a 26.5% discount to the Company's net asset value per share of $7.32 as of June 30, 2014.

BDCA Venture, Inc.
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

On February 20, 2014, the Company’s Board of Directors also determined that it intended to pay the regular quarterly distributions under the Company’s quarterly distribution policy in cash or the Company’s common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of the Company’s common stock. However, based on the current level of the stock price discount to net asset value per share, on October 23, 2014, the Company's Board of Directors indicated that it currently intends to pay future quarterly distributions entirely in cash.

In the event the Company retains some or all of its realized net capital gains, including amounts retained to pay incentive fees to BDCA Venture Adviser, the Company may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long-term capital gains or a combination thereof.

The Company maintains a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a dividend, stockholders who have not "opted out" of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of common stock. Although the Company has a number of options to satisfy the share requirements of the DRIP, it currently expects that the shares required to be purchased under the DRIP will be acquired through open market purchases of common stock by the DRIP administrator. The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP administrator.

Note 9 - Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company has set aside 135,194 shares of Millennial Media as part of this escrow fund. Any claim for stockholder indemnification must generally be made by Millennial Media within the one-year period following the closing. In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund. The Company has not been notified of any stockholder indemnity claims and, accordingly, the Company has assumed that all of its escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing its interests in Millennial Media’s common stock as of September 30, 2014.

The Company maintains a D&O Policy and an Excess Policy which provide liability insurance coverage for its officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under both the Prior Advisory Agreement and the Investment Advisory Agreement, except to the extent specified in the 1940 Act.

As of September 30, 2014, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Note 10 - Changes in Net Assets Per Share
The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net increase (decrease) in net assets resulting from operations	$(3,055,236)	$3,147,974	$(3,967,875)	$3,113,542
Basic and diluted weighted-average shares outstanding	9,805,871	8,932,438	9,675,623	9,060,762
Basic and diluted net increase (decrease) in net assets per share resulting from operations	$(0.31)	$0.35	$(0.41)	$0.34

During the three and nine months ended September 30, 2014 and 2013, the Company had no dilutive securities outstanding.

Note 11 - Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Per common share data
Net asset value, beginning of period	$7.65	$8.00

Net investment loss (1)	(0.21)	(0.50)
Net realized gain on investments (1)	0.07	0.48
Net change in unrealized (depreciation) appreciation on investments (1)	(0.27)	0.36
Net (decrease) increase in net assets resulting from operations	(0.41)	0.34

Stockholder distributions:
Stockholder distributions paid from net realized gains	(0.07)	(0.48)
Distributions in excess of net investment income and net realized gains	(0.23)	—
Net decrease in net assets resulting from stockholder distributions	(0.30)	(0.48)

Capital stock transactions:
Issuance of common stock as stock dividend distribution (2)	(0.05)	—
Repurchases of common stock (3)	—	0.07
Net (decrease) increase in net assets from capital stock transactions	(0.05)	0.07

Net asset value, end of period	$6.89	$7.93

Ratios and supplemental data:
Per share market price, end of period	$5.25	$7.43
Total return based on change in net asset value (4)	(6.25)%	5.24%
Total return based on stock price (5)	(10.00)%	26.90%
Common shares outstanding, end of period	9,922,971	8,835,340
Weighted average common shares outstanding during period	9,675,623	9,060,762
Net assets, end of period	$68,346,506	$70,031,961
Annualized ratio of operating expenses to average net assets (6)	4.14%	7.82%
Annualized ratio of net investment loss to average net assets	(3.84)%	(8.51)%
Weighted average debt per common share (7)	$0.04	$—
Portfolio turnover (8)	9.11%	20.81%
__________________________________________________________________________
(1) Based on weighted average shares outstanding during the period.
(2) Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the payment of the Company’s stock dividend distributions during the period. However, for purposes of this presentation, the per share amount attributable to the dilutive effect of issuing common stock below net asset value per share was reduced from $(0.07) per share to $(0.05) per share to reconcile the change in net asset value per share to the other per share information presented. See Note 8 - Dividends and Distributions.
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
(6) Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. However, incentive fees payable to BDCA Venture Adviser are not annualized. Separately calculated, the ratio of non-annualized incentive fees to average net assets were (0.54)% and 2.15% for the nine months ended September 30, 2014 and 2013, respectively. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(7) Weighted average debt per common share is calculated as the weighted average debt during the period divided by the weighted average shares outstanding during the period.
(8) Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Note 12 - Income Taxes

Because the Company distributed 100% of its net realized capital gains for the years ended December 31, 2013, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2013. The Company intends to operate so as to qualify as a RIC in 2014, and, based on the Company’s current quarterly distribution policy to distribute 100% of its net realized gains to stockholders. The Company has made no provision for income taxes as of September 30, 2014.

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

The aggregate gross unrealized appreciation and depreciation, the net unrealized appreciation, and the aggregate cost of the Company’s portfolio company securities for federal income tax purposes as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Aggregate cost of portfolio company securities for federal income tax purposes (1)	$54,501,316	$55,574,743
Gross unrealized appreciation of portfolio company securities	14,868,439	15,305,394
Gross unrealized depreciation of portfolio company securities	(11,053,225)	(8,903,332)
Net unrealized appreciation of portfolio company securities	$3,815,214	$6,402,062
__________________________________________________________________
(1) Includes cumulative PIK interest accreted to principal.

As of September 30, 2014 and December 31, 2013, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.

Note 13 - Investments in and Advances to Affiliates

During the three and nine months ended September 30, 2014, the Company had one portfolio company investment, Metabolon, which was an Affiliate Investment, and the Company had no Control Investments. The following is a schedule of the Company’s investments in this affiliate during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company made no advances to this affiliate.

			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Portfolio Company (1)	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (2)	Amount of Interest and Dividends Credited to Income (2)	December 31, 2013 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2014 Fair Value
Affiliate Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$—	$6,140,000	$—	$—	$6,140,000
Total - Affiliate Investments			$—	$—	$6,140,000	$—	$—	$6,140,000

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

__________________________________________________________________________
(1) The Company had no control investments as defined by the 1940 Act during the nine months ended September 30, 2014.
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

Note 14 - Subsequent Events

In preparing these financial statements, the Company has evaluated events after September 30, 2014. Except as set forth below, there were no subsequent events since September 30, 2014 that would require adjustment to or additional disclosure in these financial statements.

Sale of T-Bills and Repayment of Short-term Borrowing

On October 3, 2014, the Company sold $20 million of T-Bills for a realized loss of $94. Following the sale of the T-Bills, the $19.4 million short-term borrowing used to finance the purchase of these T-Bills was repaid in full together with accrued interest.

Resignation of Frederic M. Schweiger as Chief Financial Officer and Treasurer

At the Company's Board of Directors meeting held on October 23, 2014, Frederic M. Schweiger submitted his resignation as the Company's Chief Financial Officer and Treasurer effective October 23, 2014. His resignation was accepted by the Board of Directors. Mr. Schweiger's resignation from these positions was not the result of any disagreement with the Company on any matters relating to its operations, policies or practices. Mr. Schweiger will continue to serve as the Company's Chief Operating Officer, Chief Compliance Officer and Secretary and as a member of BDCA Venture Adviser’s investment committee (only with respect to investment decisions concerning the Legacy Portfolio). Mr. Schweiger will also continue to serve as the Chief Compliance Officer of BDCA Venture Adviser.

Resignation of Kyle L. Rogers as Chief Investment Officer

The Company's Board of Directors at its October 23, 2014 meeting also accepted the resignation of Kyle L. Rogers as the Company's Chief Investment Officer, effective October 23, 2014. Mr. Rogers will continue to serve as a member of BDCA Venture Adviser’s investment committee (only with respect to investment decisions concerning the Legacy Portfolio) and as the Chief Investment Officer of BDCA Venture Adviser.

Appointment of Katie P. Kurtz as as Chief Financial Officer and Treasurer

The Company's Board of Directors at its October 23, 2014 meeting also appointed Katie P. Kurtz, age 34, to serve as the Company’s Chief Financial Officer and Treasurer, replacing Mr. Schweiger, effective October 23, 2014.

Portfolio Company Activity

On October 14, 2014, Harvest Power, Inc. ("Harvest Power") completed a recapitalization and the initial closing of a new convertible preferred stock financing (the “Financing”).  Pursuant to the recapitalization, all of Harvest Power’s outstanding shares of preferred stock were converted into common stock on a 1:1 basis.  Accordingly, following the recapitalization, all of the shares of Series B preferred stock held by the Company were converted into common stock on a 1:1 basis.  At the initial closing of the Financing, Harvest Power raised approximately $17.1 million from three existing investors who received a new series of convertible preferred stock (“New Convertible Preferred Stock”).   Other existing investors have the right to invest up to 2x their pro rata amount in the New Convertible Preferred Stock.  Thus, the Company has the right to purchase up to approximately $405,000 of New Convertible Preferred Stock.  Existing investors who elect to invest 2x their pro rata amount in the New Convertible Preferred

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Stock will have the right to exchange the common stock they received in the recapitalization conversion for a new series of non-convertible preferred stock (“New Non-convertible Preferred Stock”), with a preference value equal to 50% of their original preferred stock.  The New Non-convertible Preferred Stock is not convertible into common stock and has a liquidation preference which is subordinate to the senior preference of the New Convertible Preferred Stock.  In a qualifying IPO, the holders of New Non-convertible Preferred Stock also have certain rights to receive the preference value of their New Non-convertible Preferred Stock in cash or common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the success of our portfolio companies in completing an initial public offering within our targeted timeframes, our ability to achieve certain returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the investments we expect to make;

•	our ability to identify future portfolio companies that meet our investment criteria;

•	our ability to implement our New Investment Objective and transition the existing portfolio;

•	the impact of changes in interest rates on our contemplated debt investments;

•	the impact of a protracted decline in the market for initial public offerings ("IPO") on our business;

•	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

•	the expected market for venture capital investments in later stage, private, pre-IPO companies;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the equity markets to raise capital to fund future portfolio company investments;

•	the ability of our portfolio companies to achieve their operating performance objectives and complete an IPO within our targeted timeframe;

•	our ability to invest at valuations which allow us to achieve our targeted returns within our expected holding periods;

•	our ability to find suitable debt investments with income that would enable us to pay advisory and operating expenses and pay a dividend;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our portfolio company interests after they have completed an IPO;

•	the timing, form and amount of any dividend distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and

•	actual and potential conflicts of interest with our Adviser and its affiliates.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in our most recent annual report on Form 10-K previously filed with the SEC and in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act.

Overview

BDCA Venture, Inc. ("we," "our" and "us"), formerly known as Keating Capital, Inc., was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), as of November 20, 2008. Effective July 1, 2014, we changed our name from Keating Capital, Inc. to BDCA Venture, Inc. Effective January 1, 2010, we elected to be treated for U.S. Federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We commenced our portfolio company investment activities in January 2010. The shares of our common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

On September 22, 2014, our Board of Directors approved a change in our investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. Our investment strategy focuses on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy. We may also invest in equity or equity-like securities alongside our debt investments. Previously, our investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering ("Pre-IPO") companies.

BDCA Venture Adviser, LLC ("BDCA Venture Adviser") serves as our external investment adviser and also provides us with administrative services necessary for us to operate. Effective July 1, 2014, BDCA Venture Adviser changed its name from Keating Investments, LLC ("Keating Investments") to BDCA Venture Adviser, LLC. In this capacity, BDCA Venture Adviser is primarily responsible for the selection, evaluation, structure, valuation and administration of our investment portfolio, subject to the supervision of our Board of Directors. BDCA Venture Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. We have entered into a custody agreement with and have appointed Steele Street Bank & Trust as custodian of all of our portfolio company investments and money market fund securities.

On July 1, 2014, the members of Keating Investments completed the sale of 100% of their issued and outstanding equity interests (the "Transaction") to BDCA Adviser, LLC ("BDCA Adviser"). Upon the closing of the Transaction, Keating Investments became a wholly-owned subsidiary of BDCA Adviser, which is an indirect wholly-owned subsidiary of AR Capital, LLC ("AR Capital"). In connection with the closing of the Transaction, we entered into a new Investment Advisory and Administrative Services Agreement with BDCA Venture Adviser (the "Investment Advisory Agreement"), replacing the prior Investment Advisory and Administrative Services Agreement between us and Keating Investments (the "Prior Advisory Agreement"), which automatically terminated upon the closing of the Transaction in accordance with the 1940 Act.

We did not raise any additional capital, nor were any new securities issued by us, in connection with the Transaction.

Change in Investment Objective

On September 22, 2014, our Board of Directors approved a change in our investment objective. Our new investment objective is to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. We intend to focus on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy ("Growth Companies"). Alongside our debt investments, we also may invest in equity or equity-related investments. We refer to this as our "New Investment Objective".

Our New Investment Objective is designed to:

•	Generate current income and help offset operating expenses, both of which could positively impact our net asset value,

•	Create the potential to provide a more predictable and consistent source of return to our stockholders, and

•
Provide our stockholders with the potential for capital appreciation through warrants and other equity features that we may negotiate as part of future debt investments in accordance with our New Investment Objective.

BDCA Venture Adviser will begin to identify suitable investments and direct future cash from exited positions into debt investments in accordance with our New Investment Objective. Additionally, BDCA Venture Adviser will continue to manage our existing portfolio of equity securities consistent with past practices.

Former Investment Objective

Our former investment strategy focused on making equity investments in emerging growth companies that were committed to and capable of becoming public, or pre-initial public offering investments. We sought to provide investors with the ability to participate in a publicly traded fund that allowed our stockholders to share in the potential value accretion that we believe typically occurred once a company transformed from private to public status, or what we refer to as the private-to-public valuation arbitrage. We attempted to capture this value accretion by investing primarily in private companies with an equity value typically between $100 million and $1 billion that met the following core investment criteria: they (i) generated annual revenue in excess of $20 million on a trailing 12-month basis and had growth potential; (ii) were committed to, capable of, and expected to benefit from becoming public companies; and (iii) created the potential to achieve a targeted 2x return on our investment within our expected investment horizon of four years. Consistent with this expected four-year investment horizon, we sought to invest in portfolio companies that we believed may complete an IPO or strategic sale/merger within our targeted two-year period from our initial investment.

We may make follow-on equity investments in our existing portfolio companies to the extent we believe such investments are in the best interests of our stockholders. In evaluating follow-on investment opportunities, we typically assess a number of additional factors beyond the three core investment criteria we use in making our initial equity investment decisions. These additional factors may include: (i) the portfolio company’s continued commitment to an IPO or strategic sale/merger, (ii) the achievement of value-accreting milestones since our initial investment, (iii) the size of our portfolio company investment relative to our overall portfolio, (iv) any industry trends affecting the portfolio company, (v) the impact of a follow-on investment on our diversification requirements so we can continue to qualify as a RIC for tax purposes, and (vi) the possible adverse consequences to our existing investment if we elect not to make a follow-on investment.

We have not taken a control position in our equity investments through ownership, board seats, observation rights or other control features. Accordingly, we are not in a position to control the management, operation and strategic decision-making of the companies we have made equity investments in. Nevertheless, as part of a portfolio company investment, we have typically obtained information rights that give us access to the portfolio company’s quarterly and annual financial statements as well as the portfolio company’s annual budget. We also attempt to have dialogue with our private portfolio company management teams to review the portfolio company’s business prospects, financial results, and exit strategy plans. We monitor the financial trends of each portfolio company to assess the performance of individual portfolio companies as well as to evaluate overall portfolio quality and risk.

New Investment Objective

Focus on Income-Producing Debt Investments
Our New Investment Objective is to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. We seek to achieve our New Investment Objective primarily by making debt investments in Growth Companies. Alongside our debt investments, we may invest in equity or equity-related investments. We intend to invest primarily in secured and unsecured debt of U.S.-based Growth Companies, which may be coupled with warrants, options or rights to purchase common or preferred stock. We refer to our secured and unsecured debt as our "debt investments." We use the term "equity kickers" to refer to the warrants, options or rights to purchase common or preferred stock that we attempt to negotiate as part of our debt investments.

We may also opportunistically invest solely in the equity of Growth Companies, which we refer to as "direct equity investments." Our direct equity investments will typically be in the form of convertible preferred stock or unsecured convertible bridge notes, although we may also invest in common stock under certain circumstances. In addition, we may also invest in debt issued by the founders, management or employees of selected Growth Companies who are either seeking liquidity without having to sell their equity interests or desire financing to exercise their options and thus permit greater participation in the future appreciation of their equity position by minimizing potential taxes, which we refer to as "Stock Loans."

We will primarily focus on companies in the technology, healthcare, life sciences and energy industries, which we believe currently have the most favorable prospects for above-average growth and present the most favorable investment opportunities. Within these industries, we intend to primarily make debt investments in privately held Growth Companies across various stages of development, including early, later and growth stage companies, more established companies and lower middle market companies. We define lower middle market as companies with annual revenues ranging from $10 million to $100 million. We will also make debt investments in select publicly traded companies that are unable to cost-effectively access the public markets for growth capital.

Under our New Investment Objective, our primary source of investment return will be from the current interest income we expect to receive on our debt investments and, to a lesser extent, from the potential capital appreciation we may realize from our debt investments, equity kickers and direct equity investments.

Additionally, as the portion of our portfolio consisting of debt investments grows over time, we may seek to utilize leverage to enhance stockholder returns. The 1940 Act currently permits us, as a BDC, to borrow money in amounts such that our asset coverage is at least 200% after each such borrowing. "Asset coverage" is defined in the 1940 Act as the ratio of the value of the total assets less total liabilities (excluding borrowings) to total borrowings.

Industry Focus
We believe that companies in the technology, healthcare, life sciences and energy sectors operate in some of the faster growing industries in the U.S. economy and that continued growth in these industries is supported by ongoing innovation and advances in technology.

•
Technology. We believe that technology and technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy, and that continued growth is supported by ongoing innovation and performance improvements. We believe many viable technology-related companies backed by financial sponsors have been unable to obtain sufficient growth financing from traditional lenders as they are typically unable to underwrite the risk associated with these companies effectively.

•
Healthcare. Healthcare is the largest segment of the U.S. economy and is one of the fastest growing sectors. We believe healthcare is undergoing a period of extraordinary change as a result of (1) the Affordable Care Act and (2) breakthroughs in science and medicine that are transforming and modernizing the medical delivery system and patient access to care and quality of care.

•
Life Sciences. We believe that the life sciences industry is well positioned for growth driven by an aging population, longer life expectancies, rising incidence of chronic diseases, technological advancements and product innovation, and certain anticipated impacts from health care reform provisions including increases in government funding and insurance coverage. Our primary areas of focus in the life sciences industry include biotechnology, pharmaceuticals and medical devices.

•
Energy. World markets for oil and natural gas have entered a period of dynamic change in both supply and demand. New technology such as directional drilling has reshaped the U.S. oil and natural gas landscape allowing exploration and production companies to take advantage of new supplies of fossil fuels from shale plays. The increase in drilling has led to significant need for capital to help service the energy industry, from the major oil companies down to the local service providers. We will seek to take advantage of this demand by providing capital for drilling, infrastructure development and oilfield services to small regional or early stage companies. We also expect to seek opportunities in other energy-related technologies that can deliver cost-effective alternative energy solutions compared to traditional energy products.

We also expect that other industries will face transformative changes as a result of evolving technologies and that companies within these industries will need to adopt new innovations, technologies and business models in response to competitive pressures. We expect these changes may provide opportunities for us to fund the additional growth capital needs that will arise in a variety of industries.

New Investment Criteria
We have identified several criteria that we believe are important in achieving our New Investment Objective with respect to prospective portfolio companies. These criteria, while not all-inclusive, provide general guidelines for our investment decisions.

•
Companies in growth industries.  We generally focus our investments in markets that are expected to grow at above-average rates relative to other sectors of the economy. While we intend to make debt investments in Growth Companies across various stages of development, we generally require prospective portfolio companies to be beyond the seed stage of development and to have already received or anticipate receiving commitments for their first round of institutional venture capital or private equity financing before we consider making an investment. See "-Industry Focus" above for more information.

•
Financial sponsor commitment. We generally invest in companies in which one or more venture capital or private equity firms, which we refer to as "financial sponsors," have previously invested and remain committed to future capital funding.

We believe that financial sponsors can serve as a committed partner and will assist their portfolio companies and their management teams in creating value.

•
Operating plan and cash resources. We generally require that prospective portfolio companies, in addition to having sufficient access to capital to support leverage, demonstrate operating plans capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover their operating expenses and service their debt.

•
Security interest. We generally seek a secured investment where our security interest includes either all or a portion of a portfolio company’s tangible and intangible assets as collateral for our secured debt.

•
Exit strategy. Prior to making an equity kicker or a direct equity investment in a prospective portfolio company, we would analyze the potential for a liquidity event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include, but are not limited to, an initial public offering, or IPO, of common stock, a private sale of our equity interest to a third party, a strategic merger or acquisition of the company, and a purchase of our equity interest by the company or one of its equity holders.

Investment Selection
The foundation of our investment philosophy is intensive credit and, if applicable, equity investment analysis and strict investment criteria based on fundamental value-oriented research and diversification. We will follow a rigorous selection process based on:

•
A comprehensive analysis of issuer creditworthiness and growth potential, including a quantitative and qualitative assessment of the issuer’s business and future prospects, as well as an evaluation of a potential portfolio company provided by our investment adviser’s contacts in venture capital, private equity, and industry participants;

•
An evaluation of the management team, including prior experience, cohesiveness, and years of collaboration together, as well as the level of commitment demonstrated (both financially and otherwise) by the founders;

•	An assessment of existing financial sponsors and their commitment to future capital funding, management assistance and liquidity events;

•
An analysis of business strategy, technology and intellectual property and long-term industry trends based on a review of relevant industry publications and conversations with knowledgeable industry participants; and

•	An in-depth review and assessment of capital structure, financial results and financial projections.

We will seek to identify those issuers exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

•
Companies with a compelling business model and history of achieving milestones.   We seek to invest in companies with a compelling business model with a high probability of monetizing their technologies, products, business concepts or services and are either currently profitable or can demonstrate a clear path towards revenue generation or an increase in revenues and operating cash flow over time. We typically focus on companies with a history of achieving development milestones in a timely basis and substantial enterprise value increases over a series of equity financing rounds.

•
Experienced management team.   We generally expect our portfolio companies to be led by experienced management teams that have expertise in the market in which the company operates. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with a company’s investors.

•
Large market potential and sustainable competitive advantages.   We typically seek portfolio companies that are addressing large market opportunities. Our prospective portfolio companies must be capitalizing on or show the potential to capitalize on their competitive advantages such as unique technology, proprietary intellectual property or significant market traction.

•	Growth industries and sectors with positive long-term dynamics. We seek to invest in companies in growth industries or sectors with positive and sustainable long-term dynamics.

Debt Investments
Our debt investments are typically originated, structured, negotiated and administered by us. Our debt portfolio is expected to be composed primarily of debt investments that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. There is typically no active secondary market for our debt securities and, as a result, these investments may also be illiquid and difficult to value.

Equity Investments
Our direct equity investments will typically be in the form of convertible preferred stock or unsecured convertible bridge notes, although we may also directly invest in common stock under certain circumstances. We focus on acquiring equity securities that are typically the portfolio company’s most senior equity security at the time of our investment or, in cases where we acquire shares of common stock, the portfolio company typically has only common stock outstanding. We believe that investing in an issuer’s most senior equity securities or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with our direct equity investments.

Our direct equity investments are typically originated, structured, negotiated and administered by us. There is typically no active secondary market for our direct equity investments and, as a result, these investments may also be illiquid and difficult to value. Equity capital is typically used for growth and general working capital purposes as well as for acquisitions, in certain cases.

Portfolio Monitoring
In addition, BDCA Venture Adviser will monitor our portfolio companies to determine if each company is meeting its business plan and to assess the appropriate course of action for each company.

We will employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of successful execution of the portfolio company’s business plan, achievement of development milestones and compliance with applicable debt covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial sponsor, to discuss financial position, requirements and accomplishments;

•	Evaluation of a portfolio company’s success in achieving periodic benchmarks established by our investment adviser and portfolio company management;

•
Offering significant managerial assistance to our portfolio companies from our investment adviser’s officers, managers and personnel, including assistance in director and officer recruitment, referral of outside professionals such as management consultants or bankers, providing financial, management and capital markets expertise through our investment adviser’s experience in the business of the portfolio company; and

•	Review of monthly and/or quarterly financial statements and financial projections of the portfolio company.

Opportunistic Acquisitions and Dispositions
BDCA Venture Adviser will periodically evaluate all investments, both individually and as a component of our overall portfolio, to determine whether we should acquire or dispose of any assets in our portfolio on an opportunistic basis. Opportunistic asset acquisitions involve the use of a valuation approach to identify assets whose current market prices are at a discount to their intrinsic value. Conversely, opportunistic dispositions involve the use of the same valuation approach to identify assets whose current market prices are at a premium to their intrinsic value. In both instances, intrinsic value is based on the combination of the valuation assessment of the portfolio company’s operations with the financial condition reflected in the current market price of the asset. The opportunistic value trading strategy attempts to take advantage of valuation inefficiencies and underappreciated fundamental prospects present in the marketplace.

Competition
Our primary competition includes venture capital and private equity firms, as well as other investment funds, BDCs, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Moreover, alternative investment vehicles, such as hedge funds, also make investments similar to those that we intend to target. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and more flexible structuring than we are able to do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We expect to use the industry information of our investment professionals, to which we will have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

Portfolio Company Dispositions

During the three months ended September 30, 2014, we sold our entire position in Kabam to an investment firm in a private sale transaction. We had invested $1,328,860 in Kabam’s Series D convertible preferred stock financing on August 29, 2011. As a result of the private sale of our Kabam interest, we generated net proceeds of $2,000,000 and a realized gain of $671,140.

During the three months ended September 30, 2014, we sold 696,735 shares of Millennial Media common stock with an aggregate cost basis of $2,791,643 for total net proceeds of $1,493,557, resulting in net realized losses of $1,298,086. We had previously sold 415,964 shares of Millennial Media common stock in the three months ended March 31, 2014 which resulted in net realized gains of $1,285,846. Accordingly, for the nine months ended September 30, 2014, we have generated a net realized loss of $12,240 on our disposition of Millennial Media shares. At September 30, 2014, we continue to own 135,194 shares of Millennial Media common stock which have been set aside in escrow until November 6, 2014 as partial security for potential stockholder indemnification obligations. We have not been notified of any stockholder indemnity claims with respect to these escrowed shares as of September 30, 2014.

Since our first investment in January 2010 through September 30, 2014, we have invested $72.3 million in a total of 22 portfolio companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, and warrants to purchase common and preferred stock. As of September 30, 2014, five portfolio companies have successfully priced IPOs and two portfolio companies have elected to complete a strategic merger or sale in lieu of an IPO. Of the remaining portfolio companies, 12 portfolio companies have not completed an IPO or strategic sale/merger within our targeted two-year time period from initial investment. See "-Portfolio Activity and Composition" below for further information on our Pre-IPO investments.

The following table summarizes the realized gains and losses from our disposition of portfolio company investments (including the partial sale of our position in Millennial Media) from inception through September 30, 2014 and the related portfolio company returns. Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses.

Portfolio Company	Quarter of Complete Disposition of Interest	Weighted Average Holding Period (Years) (1)	Investment Amount	Realized Gain (Loss)	Total Return Multiple (2)	Total Rate of Return (3)	Internal Rate of Return (IRR) (4)
Millennial Media, Inc.	n/a	2.0	$4,458,307	$(12,240)	1.00	0%	0%
Kabam, Inc.	Q3 2014	2.9	$1,328,860	$671,140	1.51x	51%	15%
Corsair Components, Inc.	Q2 2013	1.8	$4,000,080	$675,317	1.17x	17%	9%
LifeLock, Inc.	Q2 2013	1.1	$5,000,000	$3,675,041	1.74x	74%	66%
Solazyme, Inc.	Q2 2013	1.8	$2,080,750	$453,452	1.22x	22%	12%
NeoPhotonics Corp.	Q3 2012	2.6	$1,000,000	$(121,428)	0.88x	(12)%	(5)%
Total		1.8	$17,867,997	$5,341,282	1.30x	30%	17%
					Weighted-Average Return Multiple and Rates of Return (5)
__________________________________________________________________________
(1) The weighted-average holding period is calculated based on the total investment amount and holding period of each disposition of shares.
(2) The total return multiple on a portfolio company investment is determined by dividing the net proceeds realized from the disposition of such investment by the aggregate cost of such investment.
(3) The total rate of return on a portfolio company investment is determined by dividing the net gain or loss realized from the disposition of such investment by the aggregate cost of such investment. The total rate of return is not annualized.
(4) Internal rate of return is the annualized rate of return on a portfolio company investment taking into account the amount and timing of all cash flows related to such portfolio company investment including the initial investment, any follow-on investment and the net proceeds from the disposition of such investment.

(5) The weighted-average total return multiple is determined by dividing the aggregate net proceeds from the disposition of all disposed portfolio companies by the aggregate investment cost of all disposed portfolio companies. The weighted-average total rate of return is determined by dividing the aggregate net gains and losses realized from the disposition of all disposed portfolio company investments by the aggregate cost of all disposed portfolio company investments. The weighted-average total rate of return is not annualized. The weighted-average internal rate of return is the annualized rate of return on all disposed portfolio company investments taking into account the amount and timing of the cash flows related to all disposed portfolio company investments (as a group).

These returns represent historical results. Past performance is not a guarantee of future results.

The following table presents the total invested capital (including any follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of September 30, 2014. As of September 30, 2014, 84.2% of our $54.4 million of net invested capital was made in the 2011 and 2012 vintage years.

The following table presents the total invested capital (including follow-on investments) and the net invested capital (after reduction for any dispositions) of our portfolio company investments since inception, based on the year we made our initial investments in the portfolio company, or the vintage year, as of September 30, 2014.

Vintage Year (1)	Number of Portfolio Company Investments	Total Invested Capital (2)	Percent of Total Invested Capital	Dispositions of Portfolio Company Positions (Cost Basis)	Net Invested Capital	Percent of Net Invested Capital
2010	4	$5,686,936	7.9%	$(3,080,750)	$2,606,186	4.8%
2011	10	$31,817,904	44.0%	$(5,328,940)	$26,488,964	48.7%
2012	6	$28,768,843	39.7%	$(9,458,307)	$19,310,536	35.5%
2013	1	$3,000,000	4.2%	$—	$3,000,000	5.5%
2014	1	$2,999,999	4.2%	$—	$2,999,999	5.5%
Total	22	$72,273,682	100.0%	$(17,867,997)	$54,405,685	100.0%
__________________________________________________________________________
(1) Vintage year is based on the initial investment date of each portfolio company.
(2) Includes follow-on investments in a portfolio company that may have been made after the vintage year.

Portfolio Activity and Composition

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors, see "-Critical Accounting Policies" below.

During the three months ended September 30, 2014, our portfolio company activity consisted of the following:

•
We purchased 952,366 shares of SilkRoad’s Series D-1 convertible preferred stock for an aggregate purchase price of $268,853 in a subsequent closing of the Series D financing. In connection with our purchase of these shares of Series D-1 convertible preferred stock, we also received shares of Series D-2 convertible preferred stock in exchange for all of the shares of Class B Common Stock that we received in the initial closing of the Series D financing upon the automatic conversion of the convertible bridge notes held by us.

•	We sold our entire position in Kabam’s Series D convertible preferred stock for a net realized gain of $671,140.

•	We sold 696,735 shares of Millennial Media common stock for a realized loss of $1,298,086.

•
In connection with the initial closing of Agilyx's Series E convertible preferred stock financing round, the convertible bridge notes we held in the principal amount of $332,356 were automatically converted into 15,107,090 shares of Series E-2 convertible preferred stock. The accrued interest under these bridge notes at the time of conversion was paid in cash.

•	The maturity date of the BrightSource convertible bridge notes we hold in the initial principal amount of $205,193 was extended from September 15, 2014 to February 15, 2015.

The total value of our investments was $58.3 million at September 30, 2014, compared to $64.3 million at June 30, 2014.

The following table summarizes the composition of our portfolio company investments by type of security at cost and value as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
Investment Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Private Portfolio Companies:
Preferred Stock	$42,266,588	$47,559,999	81.55%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	1,487,902	1,080,000	1.85%	—	230,000	0.37%
Common Stock	2,362,389	470,000	0.81%	8,862,385	5,370,000	8.67%
Common Stock Warrants	610,860	1,200,000	2.06%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	231,891	280,000	0.48%	1,242,569	1,242,569	2.00%
Subtotal - Private Portfolio Companies	46,959,630	50,589,999	86.75%	46,574,747	50,422,569	81.36%
Publicly Traded Portfolio Companies:
Common Stock	7,541,686	7,726,531	13.25%	8,999,996	11,554,236	18.64%
Total - Private and Publicly Traded Portfolio Companies	$54,501,316	$58,316,530	100.00%	$55,574,743	$61,976,805	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2014 and 2013 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments held at the end of each period.

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$—	$—	$—	$—	$—	$—	$675,317	$(1,599,920)
LifeLock, Inc.	—	—	—	—	—	—	3,675,041	(1,911,002)
Solazyme, Inc.	—	—	—	—	—	—	49,820	342,456
Millennial Media, Inc.	(1,298,086)	(685,065)	—	—	(12,240)	(2,741,189)	—	—
Kabam, Inc.	671,140	(601,140)	—	—	671,140	(291,140)	—	—
Subtotal - Portfolio Company Investments Sold During Period	$(626,946)	$(1,286,205)	$—	$—	$658,900	$(3,032,329)	$4,400,178	$(3,168,466)
Portfolio Company Investments Held at End of Period	—	(872,721)	—	5,094,208	—	445,481	—	6,454,194
Total - All Portfolio Companies	$(626,946)	$(2,158,926)	$—	$5,094,208	$658,900	$(2,586,848)	$4,400,178	$3,285,728

As of September 30, 2014, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies held at September 30, 2014 is set forth below.

	September 30, 2014
Portfolio Company	Cost	Fair Value	Unrealized Appreciation	As % of Cost
Xtime, Inc.	$3,000,000	$7,000,000	$4,000,000	133%
TrueCar, Inc.	2,999,996	6,096,218	3,096,222	103%
SilkRoad, Inc.	6,337,785	8,600,000	2,262,215	36%
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	54%
Deem, Inc.	3,000,000	4,440,000	1,440,000	48%
Zoosk, Inc.	2,999,999	4,100,000	1,100,001	37%
Mode Media Corporation	4,999,999	5,750,000	750,001	15%
MBA Polymers, Inc.	2,000,000	2,080,000	80,000	4%
Centrify Corporation	2,999,999	2,999,999	—	—%
Total	$32,337,778	$47,206,217	$14,868,439	46%

As of September 30, 2014, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies held at September 30, 2014 is set forth below.

	September 30, 2014
Portfolio Company	Cost	Fair Value	Unrealized Depreciation	As % of Cost
Harvest Power, Inc.	$2,499,999	$2,210,000	$(289,999)	(12)%
Millennial Media, Inc.	541,689	226,315	(315,374)	(58)%
Livescribe, Inc.	606,187	—	(606,187)	(100)%
Suniva, Inc.	2,554,287	1,860,000	(694,287)	(27)%
BrightSource Energy, Inc.	3,129,022	1,490,000	(1,639,022)	(52)%
Stoke, Inc.	4,499,997	2,220,000	(2,279,997)	(51)%
Tremor Video, Inc.	4,000,001	1,403,998	(2,596,003)	(65)%
Agilyx Corporation	4,332,356	1,700,000	(2,632,356)	(61)%
Total	$22,163,538	$11,110,313	$(11,053,225)	(50)%

Results of Operations

The principal measure of our financial performance is the net increase (decrease) in our net assets resulting from operations, which is the sum of (i) net investment income (loss), (ii) net realized gain (loss) on our investments, and (iii) net unrealized appreciation (depreciation) on our investments. Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company securities and their stated cost. Net unrealized appreciation (depreciation) from investments is the net change in the fair value of our investment portfolio.

Set forth below are the results of operations for the three and nine months ended September 30, 2014 and 2013.

Comparison of the Three Months Ended September 30, 2014 and 2013

Investment Income
For the three months ended September 30, 2014 and 2013, we earned interest and dividend income from cash and cash equivalents of $529 and $1,843, respectively. During the three months ended September 30, 2014, we also earned payment-in-kind ("PIK") interest of $6,426 on our subordinated convertible bridge note investments in BrightSource and Agilyx. During the three months ended September 30, 2013, we earned PIK interest of $11,613 on our subordinated convertible bridge note investments in BrightSource and SilkRoad.

The following table shows our PIK loan activity for the three months ended September 30, 2014 and 2013, at cost:

	Three Months Ended
	September 30,
	2014	2013
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$558,219	$—
Addition of PIK loans during period	—	1,146,567
PIK interest accreted to principal during period	6,426	11,613
Conversion of PIK loans into equity during the period	(332,356)	—
Payments received from PIK loans during the period	(398)	—
Ending PIK loan balance (inclusive of PIK interest capitalized)	$231,891	$1,158,180

During the three months ended September 30, 2014, the convertible bridge notes of Agilyx that we held in the principal amount of $332,356 were automatically converted into shares of Series E-2 convertible preferred stock. The accrued PIK interest under the Agilyx bridge notes of $398 at the time of conversion was paid in cash. As of September 30, 2014, the only convertible bridge notes with PIK interest that we held were issued by BrightSource.

During the three months ended September 30, 2013, we invested in the subordinated convertible bridge notes of BrightSource.

Operating Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, (ii) our allocable portion of overhead and other expenses incurred by our investment adviser, as our administrator, in performing its administrative obligations under the Investment Advisory Agreement, and (iii) other operating costs.

The composition of our operating expenses for the three months ended September 30, 2014 and 2013, respectively, were as follows.

	Three Months Ended
	September 30, 2014	September 30, 2013	Increase / Decrease
Operating expenses
Base management fees	$375,088	$358,247	$16,841
Incentive fees	(557,175)	1,018,842	(1,576,017)
Administrative expenses allocated from investment adviser	181,048	158,400	22,648
Professional fees	100,168	45,263	54,905
Directors fees	31,250	25,000	6,250
Travel expenses	14,828	30,398	(15,570)
Stock transfer agent fees	14,358	14,498	(140)
Printing and production expenses	13,962	12,297	1,665
Marketing and advertising expenses	8,450	199,800	(191,350)
Interest expense on borrowings	6,736	—	6,736
Postage and fulfillment expenses	6,637	5,555	1,082
Public and investor relations expenses	4,114	2,510	1,604
Custody fees	1,500	1,500	—
General and administrative expenses	75,355	86,357	(11,002)
Total operating expenses	$276,319	$1,958,667	$(1,682,348)

Operating expenses for the three months ended September 30, 2014 and 2013 were $276,319 and $1,958,667, respectively, a decrease of $1,682,348 compared to the prior period. Base management fees increased by $16,841 as a result of an increase in our gross assets. Incentive fees decreased by $1,576,017 as a result of a decrease of $2,158,926 in net unrealized appreciation and $626,946 of net realized loss. Administrative expenses allocated from BDCA Venture Advisor increased $22,648 as a result of increased allocations of adviser expenses. Professional fees increased by $54,905 due to increased legal fees. Advertising and marketing decreased by $191,350 as a result of our of a decrease in web-based and social media advertising.

The increase of $6,250 in directors’ fees for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was the result of an increase in the number of non-interested directors that serve on our Board of Directors beginning in the third quarter of 2014.

The increase of $6,736 in interest expense on borrowings for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was the result of the interest expense on our $19.4 million short-term borrowing used to finance the purchase of $20 million of short-term U.S. Treasury Bills ("T-Bills") to satisfy the RIC diversification requirement as of September 30, 2014, see "-Financial Condition, Liquidity and Capital Resources" below.

All other fluctuations in operating expenses were due to normal variances in our operations.

Our operating expenses (excluding base management fees, incentive fees, and costs related to our withdrawn registration statement) for the three months ended September 30, 2014 and 2013 were $458,406 and $581,578, respectively, a decrease of $123,172 compared to the prior period.

Net Investment Loss
Net investment losses for the three months ended September 30, 2014 and 2013 were $269,364 and $1,946,234, respectively. The decrease of $1,676,870 in net investment loss for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily attributable to decreases in accrued incentive fees, marketing and advertising expenses, and general and administrative expenses during the three months ended September 30, 2014, which were partially offset by increases in professional fees and administrative expenses allocated from the investment adviser during the three months ended September 30, 2014, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.03 for the three months ended September 30, 2014 compared to basic and diluted net investment loss per common share outstanding of $0.22 for the three months ended September 30, 2013.

Net Realized Losses on Investments
For the three months ended September 30, 2014 and 2013, net realized losses on investments totaled $626,946 and $0, respectively. During the three months ended September 30, 2014, we sold our entire position in Kabam and 696,735 shares of Millennial Media. For additional information regarding the investment cost, net proceeds and net realized gain (loss) for each of the portfolio company positions sold by us during the three months ended September 30, 2014 and 2013, see "-Portfolio Activity and Composition" above.

Net Increase (Decrease) in Unrealized Appreciation on Investments.
For the three months ended September 30, 2014, the net decrease in unrealized appreciation on investments totaled $2,158,926. For the three months ended September 30, 2013, the net increase in unrealized appreciation on investments totaled $5,094,208.

The following table summarizes the cost and fair value of our portfolio company investments as of September 30, 2014 and June 30, 2014, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $2,158,926 for the three months ended September 30, 2014.

	September 30, 2014			June 30, 2014			Quarter to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation) Per Share[1]
Xtime, Inc.	$3,000,000	$7,000,000	$4,000,000	$3,000,000	$6,650,000	$3,650,000	$350,000	0.04
TrueCar, Inc.	2,999,996	6,096,218	3,096,222	2,999,996	5,019,616	2,019,620	1,076,602	0.11
SilkRoad, Inc.	6,337,785	8,600,000	2,262,215	6,068,932	8,670,000	2,601,068	(338,853)	(0.04)
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	6,140,000	2,140,000	—	—
Deem, Inc.	3,000,000	4,440,000	1,440,000	3,000,000	4,440,000	1,440,000	—	—
Zoosk, Inc.	2,999,999	4,100,000	1,100,001	2,999,999	4,480,000	1,480,001	(380,000)	(0.04)
Mode Media Corporation	4,999,999	5,750,000	750,001	4,999,999	5,750,000	750,001	—	—
MBA Polymers, Inc.	2,000,000	2,080,000	80,000	2,000,000	2,090,000	90,000	(10,000)	*
Kabam, Inc.	—	—	—	1,328,860	1,930,000	601,140	(601,140)	(0.06)
Centrify Corporation	2,999,999	2,999,999	—	2,999,999	2,999,999	—	—	—
Harvest Power, Inc.	2,499,999	2,210,000	(289,999)	2,499,999	1,850,000	(649,999)	360,000	0.04
Millennial Media, Inc.	541,689	226,315	(315,374)	3,333,332	4,083,864	750,532	(1,065,906)	(0.11)
Livescribe, Inc.	606,187	—	(606,187)	606,187	—	(606,187)	—	—
Suniva, Inc.	2,554,287	1,860,000	(694,287)	2,554,287	1,550,000	(1,004,287)	310,000	0.03
BrightSource Energy, Inc.	3,129,022	1,490,000	(1,639,022)	3,122,735	1,635,604	(1,487,131)	(151,891)	(0.02)
Stoke, Inc.	4,499,997	2,220,000	(2,279,997)	4,499,997	2,650,000	(1,849,997)	(430,000)	(0.04)
Tremor Video, Inc.	4,000,001	1,403,998	(2,596,003)	4,000,001	2,831,995	(1,168,006)	(1,427,997)	(0.15)
Agilyx Corporation	4,332,356	1,700,000	(2,632,356)	4,332,615	1,550,000	(2,782,615)	150,259	0.02
	$54,501,316	$58,316,530	$3,815,214	$58,346,938	$64,321,078	$5,974,140	$(2,158,926)	(0.22)
* Per share amounts less than $0.01.
__________________________________________________________________________
(1) Per share amounts based on weighted-average shares outstanding of 9,805,871 during the three months ended September 30, 2014.

The change in unrealized appreciation (depreciation) in TrueCar, Tremor Video and Millennial Media, all publicly traded companies, during the three months ended September 30, 2014 reflects the change in market prices for these portfolio companies. The net decrease in unrealized appreciation in Millennial Media during the three months ended September 30, 2014 is comprised of: (i) the net decrease (reversal) of unrealized appreciation of $685,065 on the shares of Millennial Media we sold during the period for which we realized a net loss of $1,298,086, and (ii) the net decrease in unrealized appreciation of $380,841 during the period on the shares of Millennial Media we continue to hold.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the three months ended September 30, 2014 is based upon the fair value determinations made in good faith by our Board of Directors.

The following table summarizes the cost and fair value of our portfolio company investments as of September 30, 2013 and June 30, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $5,094,208 for the three months ended September 30, 2013.

	September 30, 2013			June 30, 2013			Quarter to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation) Per Share[1]
Xtime, Inc.	$3,000,000	$6,040,000	$3,040,000	$3,000,000	$5,100,000	$2,100,000	$940,000	0.11
SilkRoad, Inc.	6,008,667	8,518,667	2,510,000	5,000,000	6,680,000	1,680,000	830,000	0.09
Jumptap, Inc.	4,999,995	7,200,000	2,200,005	4,999,995	5,380,000	380,005	1,820,000	0.2
Zoosk, Inc.	2,999,999	4,770,000	1,770,001	2,999,999	3,510,000	510,001	1,260,000	0.14
Tremor Video, Inc.	4,000,001	4,984,192	984,191	4,000,001	4,859,984	859,983	124,208	0.02
Harvest Power, Inc.	2,499,999	3,480,000	980,001	2,499,999	3,370,000	870,001	110,000	0.01
Metabolon, Inc.	4,000,000	4,860,000	860,000	4,000,000	4,840,000	840,000	20,000	*
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,430,000	430,001	320,000	0.04
TrueCar, Inc.	2,999,996	3,650,000	650,004	2,999,996	3,510,000	510,004	140,000	0.02
Kabam, Inc.	1,328,860	1,620,000	291,140	1,328,860	1,420,000	91,140	200,000	0.02
Deem, Inc.	3,000,000	3,000,000	—	—	—	—	—	—
Livescribe, Inc.	606,187	—	(606,187)	606,187	—	(606,187)	—	—
MBA Polymers, Inc.	2,000,000	1,180,000	(820,000)	2,000,000	1,340,000	(660,000)	(160,000)	(0.02)
Suniva, Inc.	2,500,007	1,400,000	(1,100,007)	2,500,007	1,410,000	(1,090,007)	(10,000)	*
Agilyx Corporation	4,000,000	2,770,000	(1,230,000)	4,000,000	2,490,000	(1,510,000)	280,000	0.03
BrightSource Energy, Inc.	3,046,644	1,809,513	(1,237,131)	2,897,131	1,490,000	(1,407,131)	170,000	0.02
Stoke, Inc.	3,500,000	930,000	(2,570,000)	3,500,000	1,880,000	(1,620,000)	(950,000)	(0.11)
	$55,490,354	$61,962,372	$6,472,018	$51,332,174	$52,709,984	$1,377,810	$5,094,208	0.57
* Per share amounts less than $0.01.
_________________________________________________________________________
(1) Per share amounts based on weighted-average shares outstanding of 8,932,438 during the three months ended September 30, 2013.

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

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the three months ended September 30, 2014 was $3,055,236, which included $626,946 in net realized losses and a net decrease in unrealized appreciation of $2,158,926 during such period, compared to a net increase in our net assets resulting from operations for the three months ended September 30, 2013 of $3,147,974, which included $0 in net realized gains and a net increase in unrealized appreciation of $5,094,208 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.31 for the three months ended September 30, 2014, compared to basic and diluted net increase in net assets resulting from operations per common share of $0.35 per common share for the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Investment Income
For the nine months ended September 30, 2014 and 2013, we earned interest and dividend income from cash and cash equivalents of $1,843 and $2,064, respectively. During the nine months ended September 30, 2014, we also earned PIK interest of $58,651 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx. During the nine months ended September 30, 2013, we earned PIK interest of $11,613 on our subordinated convertible bridge note investments in BrightSource and SilkRoad.

The following table shows our PIK loan activity for the nine months ended September 30, 2014 and 2013, at cost:

	Nine Months Ended
	September 30,
	2014	2013
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$1,242,569	$—
Addition of PIK loans during period	332,357	1,146,567
PIK interest accreted to principal during period	58,651	11,613
Conversion of PIK loans into equity during the period (inclusive of $68,932 of PIK interest)	(1,401,288)	—
Payments received from PIK loans during the period	(398)	—
Ending PIK loan balance (inclusive of PIK interest capitalized)	$231,891	$1,158,180

During the nine months ended September 30, 2014, we invested in the subordinated convertible bridge notes of Agilyx which, during the same period, was subsequently converted into shares of Series E-2 convertible preferred stock. We also received shares of SilkRoad’s Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note issued to us by SilkRoad, including PIK interest of $68,932 which was also converted.

During the nine months ended September 30, 2013, we invested in the subordinated convertible bridge notes of BrightSource.

Operating Expenses
The composition of our operating expenses for the nine months ended September 30, 2014 and 2013, respectively, were as follows.

	Nine Months Ended
	September 30, 2014	September 30, 2013	Increase / Decrease
Operating expenses
Base management fees	$1,116,534	$1,093,678	$22,856
Incentive fees	(385,589)	1,537,181	(1,922,770)
Administrative expenses allocated from investment adviser	509,352	495,164	14,188
Professional fees	289,317	530,820	(241,503)
Directors fees	81,250	105,000	(23,750)
Travel expenses	62,882	88,828	(25,946)
Stock transfer agent fees	40,266	46,555	(6,289)
Printing and production expenses	41,644	75,023	(33,379)
Marketing and advertising expenses	40,797	209,977	(169,180)
Interest expense on borrowings	6,736	—	6,736
Postage and fulfillment expenses	28,710	37,526	(8,816)
Public and investor relations expenses	59,913	53,268	6,645
Custody fees	4,500	4,500	—
General and administrative expenses	204,109	308,521	(104,412)
Total operating expenses	$2,100,421	$4,586,041	$(2,485,620)

Operating expenses for the nine months ended September 30, 2014 and 2013 were $2,100,421 and $4,586,041, respectively, a decrease of $2,485,620 compared to the prior period. Base management fees increased by $22,856 as a result of an increase in our gross assets. Incentive fees decreased by $1,922,770 as a result of a decrease of $2,586,848 in net unrealized appreciation, which was partially offset by $658,900 in net realized gain. Administrative expenses allocated from BDCA Venture Advisor increased $14,188 as a result of increased allocations of adviser expenses. Professional fees decreased by $241,503 as a result of fees incurred in 2013 surrounding our withdrawn registration statement. Advertising and marketing decreased by $169,180 as a result of a decrease in web-based and social media advertising. General and administrative expenses decreased by $104,412 as a result of fees incurred in 2013 surrounding our withdrawn registration statement.

The decrease of $23,750 in directors’ fees for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was the result of a reduction in the size of our Board of Directors in the second quarter of 2013 and a revised compensation program for our non-interested directors which became effective July 1, 2013, which were partially offset by an increase in the number of non-interested directors that serve on our Board of Directors in the second quarter of 2014. All other fluctuations in operating expenses were due to normal variances in our operations.

Net Investment Loss
Net investment losses for the nine months ended September 30, 2014 and 2013 were $2,039,927 and $4,572,364, respectively. The decrease of $2,532,437 in net investment loss for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to decreases in professional fees, marketing and advertising expenses, and accrued incentive fees, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.21 for the nine months ended September 30, 2014 compared to basic and diluted net investment loss per common share outstanding of $0.50 for the nine months ended September 30, 2013.

Net Realized Gains on Investments
For the nine months ended September 30, 2014 and 2013, net realized gains on investments totaled $658,900 and $4,400,178, respectively. During the nine months ended September 30, 2014, we sold our entire position of Kabam and 1,112,699 shares of Millennial Media common stock. During the nine months ended September 30, 2013, we sold our entire positions in Corsair, LifeLock and Solazyme. For additional information regarding the investment cost, net proceeds and realized gains for each of the portfolio company positions sold by us during the nine months ended September 30, 2014 and 2013, see "-Portfolio Activity and Composition" above.

Net Increase (Decrease) in Unrealized Appreciation on Investments
For the nine months ended September 30, 2014, the net decrease in unrealized appreciation on investments totaled $2,586,848. For the nine months ended September 30, 2013, the net increase in unrealized appreciation on investments totaled $3,285,728.

The following table summarizes the cost and fair value of our portfolio company investments as of September 30, 2014 and December 31, 2013, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net decrease in unrealized appreciation on investments of $2,586,848 for the nine months ended September 30, 2014.

	September 30, 2014			December 31, 2013			Year to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation) Per Share[1]
Xtime, Inc.	$3,000,000	$7,000,000	$4,000,000	$3,000,000	$5,830,000	$2,830,000	$1,170,000	0.12
TrueCar, Inc.	2,999,996	6,096,218	3,096,222	2,999,996	3,720,000	720,004	2,376,218	0.25
SilkRoad, Inc.	6,337,785	8,600,000	2,262,215	6,028,667	8,608,667	2,580,000	(317,785)	(0.03)
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	6,140,000	2,140,000	—	—
Deem, Inc.	3,000,000	4,440,000	1,440,000	3,000,000	3,000,000	—	1,440,000	0.15
Zoosk, Inc.	2,999,999	4,100,000	1,100,001	2,999,999	5,650,000	2,650,001	(1,550,000)	(0.16)
Mode Media Corporation	4,999,999	5,750,000	750,001	4,999,999	5,750,000	750,001	—	—
MBA Polymers, Inc.	2,000,000	2,080,000	80,000	2,000,000	1,530,000	(470,000)	550,000	0.06
Kabam, Inc.	—	—	—	1,328,860	1,620,000	291,140	(291,140)	(0.03)
Centrify Corporation	2,999,999	2,999,999	—	—	—	—	—	—
Harvest Power, Inc.	2,499,999	2,210,000	(289,999)	2,499,999	2,770,000	270,001	(560,000)	(0.06)
Millennial Media, Inc.	541,689	226,315	(315,374)	4,999,995	8,074,242	3,074,247	(3,389,621)	(0.35)
Livescribe, Inc.	606,187	—	(606,187)	606,187	—	(606,187)	—	—
Suniva, Inc.	2,554,287	1,860,000	(694,287)	2,500,007	1,330,000	(1,170,007)	475,720	0.05
BrightSource Energy, Inc.	3,129,022	1,490,000	(1,639,022)	3,111,033	1,693,902	(1,417,131)	(221,891)	(0.03)
Stoke, Inc.	4,499,997	2,220,000	(2,279,997)	3,500,000	940,000	(2,560,000)	280,003	0.03
Tremor Video, Inc.	4,000,001	1,403,998	(2,596,003)	4,000,001	3,479,994	(520,007)	(2,075,996)	(0.22)
Agilyx Corporation	4,332,356	1,700,000	(2,632,356)	4,000,000	1,840,000	(2,160,000)	(472,356)	(0.05)
	$54,501,316	$58,316,530	$3,815,214	$55,574,743	$61,976,805	$6,402,062	$(2,586,848)	(0.27)

__________________________________________________________________________
(1) Per share amounts based on weighted-average shares outstanding of 9,675,623 during the nine months ended September 30, 2014.

The net increase in unrealized depreciation in Tremor Video, a publicly traded company, during the nine months ended September 30, 2014 reflects the change in market prices for this portfolio company. The net increase in unrealized appreciation in TrueCar, which completed its IPO on May 15, 2014, during the nine months ended September 30, 2014 reflects the change in market price for TrueCar since the IPO and the fair value of this investment as determined in good faith by our Board of Directors as of December 31, 2013. The net decrease in unrealized appreciation in Millennial Media, also a publicly traded company, during the nine months ended September 30, 2014 is comprised of: (i) the net decrease (reversal) of unrealized appreciation of $2,741,189 on the shares of Millennial Media we sold during the period for which we realized a net loss of $12,240, and (ii) the net decrease in unrealized appreciation of $648,432 during the period on the shares of Millennial Media we continue to hold.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the nine months ended September 30, 2014 is based upon the fair value determinations made in good faith by our Board of Directors.

The following table summarizes the cost and fair value of our portfolio company investments as of September 30, 2013 and December 31, 2012, and the change in unrealized appreciation (depreciation) on each individual portfolio company investment comprising the net increase in unrealized appreciation on investments of $3,285,728 for the nine months ended September 30, 2013.

	September 30, 2013			December 31, 2012			Year to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation)	Change In Unrealized Appreciation (Depreciation) Per Share[1]
Xtime, Inc.	$3,000,000	$6,040,000	$3,040,000	$3,000,000	$4,442,878	$1,442,878	$1,597,122	0.18
SilkRoad, Inc.	6,008,667	8,518,667	2,510,000	5,000,000	5,720,000	720,000	1,790,000	0.20
Jumptap, Inc.	4,999,995	7,200,000	2,200,005	4,999,995	4,999,995	—	2,200,005	0.24
Zoosk, Inc.	2,999,999	4,770,000	1,770,001	2,999,999	3,080,000	80,001	1,690,000	0.19
Tremor Video, Inc.	4,000,001	4,984,192	984,191	4,000,001	3,850,000	(150,001)	1,134,192	0.12
Harvest Power, Inc.	2,499,999	3,480,000	980,001	2,499,999	3,540,000	1,040,001	(60,000)	(0.01)
Metabolon, Inc.	4,000,000	4,860,000	860,000	4,000,000	4,530,000	530,000	330,000	0.04
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,170,000	170,001	580,000	0.06
TrueCar, Inc.	2,999,996	3,650,000	650,004	2,999,996	2,680,000	(319,996)	970,000	0.11
Kabam, Inc.	1,328,860	1,620,000	291,140	1,328,860	980,000	(348,860)	640,000	0.07
Deem, Inc.	3,000,000	3,000,000	—	—	—	—	—	—
LifeLock, Inc.	—	—	—	5,000,000	6,911,002	1,911,002	(1,911,002)	(0.21)
Corsair Components, Inc.	—	—	—	4,000,080	5,600,000	1,599,920	(1,599,920)	(0.18)
Solazyme, Inc.	—	—	—	1,505,162	1,162,706	(342,456)	342,456	0.04
Livescribe, Inc.	606,187	—	(606,187)	606,187	—	(606,187)	—	—
MBA Polymers, Inc.	2,000,000	1,180,000	(820,000)	2,000,000	1,730,000	(270,000)	(550,000)	(0.06)
Suniva, Inc.	2,500,007	1,400,000	(1,100,007)	2,500,007	1,280,000	(1,220,007)	120,000	0.01
Agilyx Corporation	4,000,000	2,770,000	(1,230,000)	4,000,000	3,650,000	(350,000)	(880,000)	(0.10)
BrightSource Energy, Inc.	3,046,644	1,809,513	(1,237,131)	2,897,131	2,657,125	(240,006)	(997,125)	(0.11)
Stoke, Inc.	3,500,000	930,000	(2,570,000)	3,500,000	3,040,000	(460,000)	(2,110,000)	(0.23)
	$55,490,354	$61,962,372	$6,472,018	$61,837,416	$65,023,706	$3,186,290	$3,285,728	0.36
__________________________________________________________________________
(1) Per share amounts based on weighted-average shares outstanding of 9,060,762 during the nine months ended September 30, 2013.

The net increase in unrealized appreciation on investments for the nine months ended September 30, 2013, was comprised of: (i) a net decrease (reversal) in unrealized appreciation of $3,168,466 on Corsair, Solazyme and LifeLock, which we disposed of during the period, partially offset by (ii) a net increase in unrealized appreciation of $6,454,194 on our portfolio company investments held at September 30, 2013. See "-Portfolio Activity and Composition" above.

The change in unrealized appreciation (depreciation) on our private portfolio company investments during the nine months ended September 30, 2013 is based upon the fair value determinations made in good faith by our Board of Directors.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the nine months ended September 30, 2014 was $3,967,875, which included $658,900 in net realized gains and a net decrease in unrealized appreciation of $2,586,848 during such period, compared to a net increase in our net assets resulting from operations for the nine months ended September 30, 2013 of $3,113,542, which included $4,400,178 in net realized gains and a net increase in unrealized appreciation of $3,285,728 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.41 for the nine months ended September 30, 2014, compared to basic and diluted net increase in net assets resulting from operations per common share of $0.34 per common share for the nine months ended September 30, 2013.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents
As of September 30, 2014, we had cash and cash equivalents of $31.5 million, compared to cash and cash equivalents of $13.5 million as of December 31, 2013. On July 24, 2014, we entered into a margin account agreement with National Financial Services, LLC. Our cash and cash equivalents as of September 30, 2014 include $20 million of T-Bills that we purchased in the third quarter of 2014. We financed the purchase of these T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term borrowing with an effective annual interest rate of approximately 2.5%.

Going forward, we intend to reinvest the cost of our disposed equity investments into debt investments in accordance with our New Investment Objective. The targeted size of our debt investments will be based on our current capital base and regulatory constraints. As we employ our New Investment Objective and the portion of our portfolio consisting of debt investments grows over time, we may seek to utilize leverage to enhance stockholder returns. The 1940 Act currently permits us, as a BDC, to borrow money in amounts such that our Asset Coverage is at least 200% after each such borrowing.

As of September 30, 2014, we had short-term borrowings of $19.4 million to finance the purchase of T-Bills, as discussed above, and total accounts payable and accrued expenses of $2.2 million, including amounts owed to our investment adviser. As of September 30, 2014, amounts owed to our investment adviser consisted of $122,664 of base management fees, $127,652 of administrative expenses, and $1,831,299 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments. As of December 31, 2013, we had no indebtedness and total accounts payable and accrued expenses of $2.6 million, including amounts owed to our investment adviser. As of December 31, 2013, amounts owed to our investment adviser consisted of $126,515 of base management fees, $51,755 of administrative expenses, and $2,216,888 of accrued incentive fees related to net unrealized appreciation and cumulative net realized gain on our investments.

For accounting purposes only, we are required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation on investments held at the end of each period. The accrual of this theoretical incentive fee assumes all unrealized appreciation and depreciation is realized in order to reflect an incentive fee that would theoretically be payable to our investment adviser. For the three and nine months ended September 30, 2014, we recorded a reduction of theoretical incentive fees of $557,175 and $385,589, respectively. For the three and nine months ended September 30, 2013, we incurred $1,018,842 and $1,537,181 of theoretical incentive fees, respectively. The amounts actually paid to our investment adviser are consistent with the Advisers Act and the formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized appreciation.

Capital Raising
On December 17, 2013, we completed the rights offering and issued 713,562 shares of our common stock to participating stockholders, resulting in gross proceeds of $4,281,372. In connection with the rights offering, we incurred $359,364 of offering costs, resulting in net proceeds of $3,922,008. The net proceeds will be used to make new portfolio company investments in accordance with our investment objective and for general working capital purposes. As of September 30, 2014, we had 9,922,971 shares of our common stock issued and outstanding, which includes 374,069 shares of our common stock issued as stock dividend distributions with respect to our first, second and third quarter 2014 distributions.

Except for a rights offering, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if (i) our Board of Directors determines that such sale is in the best interests of the Company and (ii) our stockholders have approved such sale. If our Board of Directors determines that a sale of common stock at a price below the current net asset value is in the best interests of the Company and our stockholders, our Board may consider a rights offering or it may seek approval from our stockholders for the authority to sell shares of our common stock below net asset value. We do not intend to raise additional equity capital in 2014 or 2015 unless and until our stock price is at or above our NAV.

Regulatory Compliance
Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy the asset diversification test to maintain our status as a RIC under the Code. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% threshold"). During the nine months ended September 30, 2014, we were below the 50% threshold. However, the failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% threshold. As of September 30, 2014, in order to satisfy the 50% threshold, we purchased the T-Bills which were funded through a short-term borrowing. Subsequent to the September 30, 2014 measurement date, we sold the T-Bills and repaid the short-term borrowing. We continue to remain below the 50% threshold and, until the composition of our assets satisfies the asset diversification test as of each quarter end by a significant margin, we will continue to seek to employ similar purchases of qualified securities using short-term borrowings that would ensure us to meet the asset diversification test at quarter end. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all.

Investment Advisory and Administrative Services Agreement

Because there was a change of control of Keating Investments in connection with the Transaction, an assignment of the Prior Advisory Agreement under the 1940 Act occurred. This assignment automatically terminated the Prior Advisory Agreement in accordance with its terms as required by Section 15 of the 1940 Act, and we entered into the Investment Advisory Agreement. The Investment Advisory Agreement became effective July 1, 2014 and is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and Keating Investments. The investment advisory fees under the Investment Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement. The Investment Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014.

Pursuant to the Investment Advisory Agreement, BDCA Venture Adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay BDCA Venture Adviser a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee. We also reimburse BDCA Venture Adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory Agreement.

The base management fee (the "Base Fee") is calculated at an annual rate of 2% of our gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. As of September 30, 2014 and December 31, 2013, Base Fees payable to our investment adviser were $122,664 and $126,515, respectively. During the three months ended September 30, 2014, we incurred borrowings to finance the purchase of T-Bills; however, BDCA Venture Adviser has agreed to waive any Base Fee for the fourth quarter of 2014 associated the short-term loan used to finance the purchase of T-Bills included in gross assets as of September 30, 2014.

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

Mathematically, the formula for computing the annual incentive fee payable to our adviser can be written as:

There is no provision for incentive fees based on net investment income under the Investment Advisory Agreement. Since inception, we have not paid any incentive fees to our investment adviser. As of September 30, 2014, no incentive fees were due and payable to our investment adviser since the $11.1 million of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $5.3 million of cumulative net realized gain. No incentive fees were due and payable to our investment adviser for the year ended December 31, 2013 since the $8.9 million of aggregate unrealized depreciation on our investments that had a fair value below our investment cost exceeded the $4.7 million of cumulative net realized gain.

As of September 30, 2014 and December 31, 2013, we had recorded accrued incentive fees payable to the investment adviser in the amounts of $1,831,299 and $2,216,888, respectively.

Distributions

Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution. We may fund cash distributions to stockholders from any sources of funds available to us. We have not established limits on the amount of funds we may use from available sources to make distributions. All distributions are paid at the discretion of our Board of Directors. The amount of distributions will depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time.

The following table summarizes our dividends declared for the nine months ended September 30, 2014 and the years 2011, 2012 and 2013:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains / Return of Capital	(2)
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains / Return of Capital	(2)
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains / Return of Capital	(2)
Total - 2014 Dividends			0.30
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains	(3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital	(4)
Total - 2011 Dividends			0.13
Total - Cumulative			$0.95
__________________________________________________________________________
(1) This dividend was paid in cash and shares of our common stock.
(2) The determination of the tax attributes of the 2014 dividends will be made as of the end of 2014 based upon our net realized gains for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of 2014 dividends for a full year. If we determined the tax attributes of our first, second and third quarter 2014 dividends as of September 30, 2014, 23% of such dividends would be from long-term capital gains and 77% would be a return of capital.
(3) Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.
(4) The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.

On February 20, 2014, our Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014, June 17, 2014 and September 18, 2014, to common stockholders of record on March 6, 2014, May 8, 2014 and August 11, 2014, respectively. Stockholders had the option to receive payment of these dividends in cash or in shares of our common stock, provided that the aggregate cash payable to all stockholders for each dividend was limited to 25% of the aggregate dividend amount.

Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of newly-issued common stock, or 1.2% of our outstanding common stock prior to the dividend payment, the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment, and the September 18, 2014 dividend consisted of $244,665 in cash and 136,370 shares of common stock, or 1.4% of our outstanding common stock prior to the dividend payment. The amount of cash elected to be received by stockholders was greater than the cash limit of 25% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.

The number of shares of common stock comprising the stock portion of the April 14, 2014 dividend was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of our common stock on April 7, 8 and 9, 2014, and which represented a 18.1% discount to our net asset value per share ("NAV") of $7.34 as of March 31, 2014.

The number of shares of common stock comprising the stock portion of the June 17, 2014 dividend was calculated based on a price of $6.1169 per share, which equaled the volume weighted average trading price per share of our common stock on June 10, 11 and 12, 2014, and which represented a 16.7% discount to our NAV of $7.34 as of March 31, 2014.

The number of shares of common stock comprising the stock portion of the September 18, 2014 dividend was calculated based on a price of $5.3824 per share, which equaled the volume weighted average trading price per share of our common stock on September 11, 12 and 15, 2014, and which represented a 26.5% discount to our NAV of $7.32 as of June 30, 2014.

Quarterly Distribution Policy
On February 20, 2014, our Board of Directors adopted a quarterly distribution policy where we intend to pay regular quarterly distributions to our stockholders based on our estimated net capital gains (which are defined as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses) for the year. Under our quarterly distribution policy, we seek to maintain a consistent distribution level that may be paid in part or in full from net capital gains or a return of capital, or a combination thereof. If our actual net capital gains are less than the total amount of our regular quarterly distributions for the year, the difference will be distributed from our capital and will constitute a return of capital to our stockholders. Alternatively, if our actual net capital gains exceed the total amount of our regular quarterly distributions for a given year, our Board of Directors currently intends to adjust or make an additional distribution in December so that our total distributions for the year represent 100% of our actual net capital gains in that year. A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our stock. The tax character of a distribution is determined based upon our total net capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year.

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

During the nine months ended September 30, 2014, we had net realized gains of $658,900. Our first, second and third quarter 2014 dividends totaled $2,900,357. We determine the tax attributes of our distributions as of the end of the calendar year based upon our net realized gains for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our first, second and third quarter 2014 distribution as of September 30, 2014, since we have made distributions to stockholders in excess of our net realized gains, 23% of the total distribution, or $658,900, would be from long-term realized gains, none of the total distribution would be from ordinary income, and 77% of the total distribution, or $2,241,457, would be a return of capital.

On October 23, 2014, our Board of Directors confirmed that, in the event we realize net gains in the fourth quarter in excess of $2,241,457, it intends to declare a fourth quarter dividend in such amount so that the cumulative dividends declared by us in 2014 represents at least 100% of our total net realized gains for 2014. Our Board of Directors further confirmed its intention to review the current quarterly distribution policy for 2015 at its first regularly scheduled meeting in 2015.

As we transition our portfolio under the New Investment Objective, we expect that our current income will grow and provide a source of return for our stockholders over time. However, there is no guarantee that current income will exceed our annual operating expenses and provide distributions representing earnings from net investment income.

Our Board of Directors may amend or terminate the quarterly distribution policy at any time.

Stock Distributions
On February 20, 2014, consistent with applicable tax rules, our Board of Directors determined that it intended to pay our quarterly distributions in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution will be paid in cash with the remainder paid in shares of our common stock. At that time, our Board of Directors believed there were a number of benefits from paying stock distributions and retaining cash, including the following: (i) that our increased cash resources would allow us to make investments in a greater number of portfolio companies at potentially larger investment amounts, (ii) that our increased capital base would have the effect of reducing our operating expenses as a percent of our net assets, and (iii) that a higher market capitalization and potentially greater liquidity may make our common stock more attractive to investors and help reduce or eliminate our stock price discount to net asset value over time. Our Board of Directors also felt that, based on the then current stock price, these benefits outweighed the immediate dilution of our NAV for all of our stockholders resulting from stock distributions that likely would be made at a price per share that is less than our NAV. However, based on the current level of the stock price discount to NAV, on October 23, 2014, our Board of Directors indicated that it currently intends to pay future quarterly distributions entirely in cash.

For the nine months ended September 30, 2014, the dilutive effect of issuing shares of our common stock below NAV in connection with the payment of our first, second and third quarter 2014 distributions was $0.07 per share. This was the result of issuing a total of 374,069 shares in stock distributions at a weighted average price of $5.82 per share during the nine months ended September 30, 2014, representing an average discount of 23.9% to our NAV of $7.65 as of December 31, 2013.

Dividend Reinvestment Plan
We maintain a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a dividend, stockholders who have not "opted out" of the DRIP by the dividend record date will have their dividend automatically reinvested into additional shares of our common stock. Although we have a number of options to satisfy the share requirements of the DRIP, we currently expect that the shares required to be purchased under the DRIP will be acquired through open market purchases of common stock by the DRIP administrator. The shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP administrator.

Stock Repurchases

Our Board of Directors previously authorized a stock repurchase program of up to $5 million which commenced on May 9, 2012 and was discontinued on October 24, 2013. Under this stock repurchase program, we repurchased a total of 448,441 shares of common stock with a total cost of $3.0 million, which shares have not been retired or canceled, remain issued but not outstanding shares, and were held in treasury as of September 30, 2014. We accounted for the repurchases of our common stock under the cost method, such that repurchased shares were recorded as treasury stock based on the actual cost of the repurchases.

On September 22, 2014, our Board of Directors authorized a new stock repurchase program of up to $5 million. Under the new repurchase program, we are authorized to repurchase shares of our common stock in open market transactions. This new stock repurchase program will expire on March 22, 2015, unless extended by our Board of Directors. This new repurchase program may be extended, modified or discontinued at any time for any reason. The new repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended September 30, 2014, we did not repurchase any of our shares of common stock under the new repurchase program.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. At September 30, 2014, we had not entered into any investment agreements which required us to make a future investment in a portfolio company.

On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for 1,247,893 shares of common stock in Millennial Media pursuant to a merger transaction. As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund. Any claim for stockholder indemnification must generally be made by Millennial Media by November 6, 2014, the one-year anniversary of the closing. In addition, recovery under the stockholder indemnity obligation is generally limited to the escrow fund. We have not been notified of any stockholder indemnity claims and, accordingly, we have assumed that all of our escrowed shares will be released on the one-year anniversary of the closing for purposes of valuing our interests in Millennial Media’s common stock as of September 30, 2014.

As of September 30, 2014, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Sale of T-Bills and Repayment of Short-term Borrowing
On October 3, 2014, we sold $20 million of T-Bills for a realized loss of $94. Following our sale of the T-Bills, the $19.4 million short-term loan used to finance the purchase of these T-Bills was repaid in full together with accrued interest.

Portfolio Company Activity
On October 14, 2014, Harvest Power, Inc. ("Harvest Power") completed a recapitalization and the initial closing of a new convertible preferred stock financing (the “Financing”).  Pursuant to the recapitalization, all of Harvest Power’s outstanding shares of preferred stock were converted into common stock on a 1:1 basis.  Accordingly, following the recapitalization, all of the shares of Series B preferred stock held by us were converted into common stock on a 1:1 basis.  At the initial closing of the Financing, Harvest Power raised approximately $17.1 million from three existing investors who received a new series of convertible preferred stock (“New Convertible Preferred Stock”).   Other existing investors have the right to invest up to 2x their pro rata amount in the New Convertible Preferred Stock.  Thus, we have the right to purchase up to approximately $405,000 of New Convertible Preferred Stock.  Existing investors who elect to invest 2x their pro rata amount in the New Convertible Preferred Stock will have the right to exchange the common stock they received in the recapitalization conversion for a new series of non-convertible preferred stock (“New Non-convertible Preferred Stock”), with a preference value equal to 50% of their original preferred stock.  The New Non-convertible Preferred Stock is not convertible into common stock and has a liquidation preference which is subordinate to the senior preference of the New Convertible Preferred Stock.  In a qualifying IPO, the holders of New Non-convertible Preferred Stock also have certain rights to receive the preference value of their New Non-convertible Preferred Stock in cash or common stock.

Off Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements.

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

Valuation of Portfolio Company Investments
The most significant estimate inherent in the preparation of our financial statements is the valuation of our portfolio investments and the related amounts of unrealized appreciation and depreciation. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value as determined in good faith by our Board of Directors. The 1940 Act requires periodic valuation of each portfolio investment to determine our net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations in an active market are valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of our Board of Directors.

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of September 30, 2014 and December 31, 2013, 63.3% and 77.4%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.

Financial Accounting Standards Board Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In accordance with ASC 820, we use a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

To date, we have generally made equity investments in later stage, typically venture capital-backed, private, pre-IPO companies. We have also invested in debt securities, principally convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event. We generally intend to hold these convertible debt securities, or equity-linked securities, for the purpose of conversion into equity at a future date.

On September 22, 2014, our Board of Directors approved a change in our investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. Our investment strategy focuses on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy. We may also invest in equity or equity-related investments alongside our debt investments. During the third quarter of 2014, we did not make any debt investments based on our New Investment Objective.

Given the nature of investing in the securities of private companies, our equity and equity-linked investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and until such time as these securities are no longer subject to any post-IPO lockup restrictions. As such, we value all of our equity and equity-linked investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates. Accordingly, this critical accounting policy expresses the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. We generally have agreements with our portfolio companies to receive financial and other information with respect to our private portfolio companies on a quarterly basis. However, for our quarterly fair value determinations, we typically will only have access to a portfolio company’s actual financial results as of or for the quarter end which precedes the quarter end for which our fair value determination relates. In addition, we typically only receive updated financial projections for a portfolio company on an annual basis. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Changes in valuation of these equity securities are recorded in our Statement of Operations as "Net change in unrealized appreciation (depreciation) on investments." In addition, the net changes in unrealized appreciation (depreciation) on investments that we record each period will affect the amount of any accrued incentive fees payable to the investment adviser. Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

As of September 30, 2014, all of our investments in portfolio companies were determined to be Level 3 assets, except for our common stock investment in Tremor Video, a publicly traded portfolio company, which shares are no longer subject to any post-IPO lockup restriction. At September 30, 2014, we held 135,194 shares of common stock in Millennial Media, a publicly traded company, which were subject to transfer restrictions under an indemnity escrow which we valued based on the September 30, 2014 closing price, adjusted for a discount due to lack of marketability of 10%. At September 30, 2014, we held 377,358 shares of common stock in TrueCar, a publicly traded company, subject to transfer restrictions under a lockup agreement expiring on or about November 11, 2014, which we valued based on the September 30, 2014 closing price, adjusted for a discount due to lack of marketability of 10%.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis.

At the regular quarterly meeting of our Board of Directors held on July 24, 2014, we dissolved the Valuation Committee effective July 25, 2014 and appointed a lead valuation director, who is a non-interested member of our Board of the Directors, to act as the liaison between our Board of Directors, our management and our investment adviser. With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company investment will be valued by our investment adviser, potentially with information received from one or more independent valuation firms engaged by our investment adviser.

•
An independent valuation firm, if involved, will conduct independent appraisals and make an independent assessment of the value of each investment, which will be used by our investment adviser in deriving a preliminary valuation.

•	Our lead valuation director will review and discuss the preliminary valuations with our investment adviser and the assistance of the independent valuation firm, if any.

•
Our Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, the independent valuation firm, if any, and the lead valuation director.

For the September 30, 2014 valuation of our portfolio investments that are not publicly traded, an independent valuation firm was used to assist our investment adviser in deriving the valuation of investments we held in seven of these portfolio companies.
Equity Investments
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

The fair values of our equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, we may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. We may also consider other events, including the transaction in which we acquired our securities, subsequent equity issuances by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company. In addition, we may consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid, such as when there are restrictions on resale or the lack of an established trading market which will generally be the case for pre-IPO companies, as well as during any lockup period to which we are subject with respect to public companies in our portfolio.

In determining the fair value of our equity investments in a portfolio company for which market quotations are not readily available, our valuation analysis typically includes the following:

•
First, we generally derive a marketable equity value for the portfolio company based on our weighting of: (i) the value derived using market multiples of selected comparable public companies or comparable transactions under the market approach, and/or (ii) the value determined by applying a discount rate to the portfolio company’s future cash flows and terminal exit values under the discounted cash flow, or income, approach. As part of this analysis, we use certain valuation metrics such as revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA") or net income to derive a marketable equity value under the market and income approaches. Since our portfolio companies tend to be Growth Companies without significant current or projected EBITDA or net income, most of our private companies are valued based on current and future revenue. In cases where a portfolio company completes a subsequent financing with different rights and preferences than the equity securities we hold, or where we own common stock in a portfolio company with preferred stock outstanding, or where a merger or acquisition event involving a portfolio company has been completed or is pending, we may also consider using a backsolve approach to estimate the portfolio company's equity value.

•
Second, after deriving appropriate values using the market approach and/or income approaches, we consider the appropriate weightings, if any, that should be applied to each of these derived values to derive a marketable equity value for the portfolio company.

•
Third, after deriving a marketable equity value of the portfolio company, we then value the equity and equity-linked securities we hold in the portfolio company based on the precedent transaction value, if applicable, and certain exit scenarios such as an IPO, sale/merger or liquidation. In assessing whether the precedent transaction continues to represent the best indicator, or an indicator, of fair value at valuation dates subsequent to the date of the precedent transaction, we typically will consider the recency of the precedent transaction, along with any significant changes in the portfolio company’s business performance and financial condition and other significant events or conditions occurring subsequent to the date of the precedent transaction. The value of our equity interests under the IPO and sale/merger scenarios is derived using the concluded marketable equity value of the portfolio company. We will also use a cost, or liquidation, approach to value our equity and equity-linked securities in a portfolio company where recent performance or the uncertainty of obtaining additional financing may indicate the portfolio company’s inability to continue as a going concern.

•
Fourth, we will generally apply a discount for lack of marketability ("DLOM") to the marketable value of our equity and equity-linked securities. Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. After applying a DLOM, the resultant values are considered non-marketable values.

•
Lastly, we consider the appropriate weightings, if any, that should be applied to each of these derived non-marketable values (IPO, sale/merger, liquidation, or precedent transaction value) to derive the fair value of our private equity securities on a non-marketable basis.

In determining the value of our equity or equity-linked securities in a portfolio company, we consider the rights, preferences and limitations of such securities we hold. In cases where a portfolio company's capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, we generally will use an option pricing model to allocate value to each equity and equity-linked security, unless we believe a liquidity event such as an IPO, acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. In the case of certain warrants where our ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation model may be used.

Debt Investments
Given the nature of our current debt investments, principally convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. Since we invested in the convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of our convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors and methodologies that we use to value our equity investments, as discussed above. In making a good faith determination of the value of our convertible debt investments, we generally start with the cost basis of the investment, which includes the value attributed to the original issue discount ("OID"), if any, and PIK interest which has been accreted to principal as earned.

If we determine that there is a low likelihood that our current convertible debt investments will be converted into equity or repaid in connection with an IPO, sale/merger or next equity financing event, or will otherwise be held for cash payment at maturity, or in the case of non-convertible debt investments, we apply a procedure that assumes a disposition of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. As part of this process, we will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default, and whether the security lien, if any, is subordinated to senior lenders. We will also use pricing of recently issued comparable debt securities, if available, to determine the baseline hypothetical market yield as of the measurement date. We consider each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

When acquiring a debt instrument, we may receive warrants or other equity-linked securities from the borrower in connection with the debt instrument. We determine the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

Since we invest in convertible debt investments, principally convertible bridge notes, for the primary purpose of potential conversion into equity at a future date, the significant unobservable inputs that may be used in the fair value measurement of our convertible debt investments on an as-converted to equity basis are the same inputs used by us to value our equity and equity-linked securities. An option pricing model valuation technique may be used to derive the fair value of the conversion feature of convertible notes unless we believe a liquidity event such as an IPO, acquisition or a dissolution is imminent, or the portfolio company is unlikely to continue as a going concern. If we determine that there is a low likelihood that our convertible debt investments will be converted into equity or repaid in connection with an IPO, sale or next equity financing event, or will otherwise be held for cash payment at maturity, the significant unobservable inputs that may be used in the fair value measurement of our convertible debt investments are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, collateral, and other characteristics of the investment. In certain investments, we may value our convertible debt investments using a liquidation approach in which case the realizable value of the collateral would be a significant unobservable input.

U.S. Federal Income Tax Considerations

From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

Regulation as a Business Development Company

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company without the approval of a "majority of our outstanding voting securities," within the meaning of the 1940 Act.

Qualifying assets
Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to here as "qualifying assets," unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets (the "70% test"). The principal categories of qualifying assets relevant to our business are any of the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	Satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.
is controlled by a business development company or group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.
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

4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, certificates of deposit, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of September 30, 2014, approximately 98% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.

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

Managerial assistance to portfolio companies
In general, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if requested to, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

We may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our investment adviser, subject to the oversight and approval of our Board of Directors, determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. Historically, we have not borrowed funds to finance the purchase of equity investments in portfolio companies since we typically do not generate current income (i.e., dividends) on these equity investments sufficient to cover the interest expense associated with such borrowings, which would result in an increase in our operating expenses and our net investment loss. Further, due to the episodic and inconsistent nature of our net realized gains on equity investments, there was no assurance that any return from equity investments funded by borrowings would cover the interest expense associated with the debt, which would adversely impact stockholders. As our portfolio begins to transition to income-producing debt investments, we expect that borrowings to finance the purchase of debt investments in accordance with our New Investment Objective will become more attractive and allow us to leverage our debt portfolio to increase our capital base and provide an incremental source of return to our stockholders. In the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with any borrowing or preferred stock issuance, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders.

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

Temporary investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, certificates of deposit, U.S. government securities or high-quality debt securities maturing in one year or less.

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

Related Party Agreements and Transactions

We have entered into agreements with affiliates of BDCA Venture Adviser. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of the various related-party transactions, agreements and fees.
In connection with the change of control of Keating Investments in connection with the Transaction, we entered into the Investment Advisory Agreement effective July 1, 2014, which is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and Keating Investments. The investment advisory fees under the Investment Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement. The Investment Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014. Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser. On July 1, 2014, BDCA Adviser, acting in its capacity as the sole member of BDCA Venture Adviser, appointed Timothy J. Keating, Kyle L. Rogers, Frederic M. Schweiger, Peter M. Budko and Robert K. Grunewald as the members of the investment committee of BDCA Venture Adviser, each of whom is a senior investment professional of BDCA Venture Adviser and/or one of its affiliates. Messrs. Keating, Rogers and Schweiger have sole investment and dispositive control over our portfolio companies as of July 1, 2014 (the "Legacy Portfolio"). Messrs. Budko, Grunewald and Keating have sole investment and dispositive control over all of our other investments, including all investments made under our New Investment Objective. All actions taken by the investment committee or any subdivision thereof must be made by the majority of the persons then acting.

BDCA Venture Adviser will have certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•
Personnel of BDCA Venture Adviser must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including the other programs sponsored by affiliates of AR Capital, the indirect owner of BDCA Venture Adviser, as well as BDCA Adviser the investment adviser to Business Development Corporation of America, BDCA Adviser II, LLC, the investment adviser to Business Development Corporation of America II all public, non-listed BDCs, and with any BDCs or other investment programs that may be sponsored by our Adviser and its affiliates in the future.

•
The compensation payable by us to BDCA Venture Adviser will be approved by our board of directors consistent with the exercise of the requisite standard of conduct applicable to directors under Maryland law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided to us or whether or not our stockholders receive distributions, and may be based in part on the value of assets acquired with leverage.

•
BDCA Venture Adviser and its affiliates are not restricted from forming additional BDCs or other investment programs, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us or may involve substantial time and resources of BDCA Venture Adviser and its affiliates.

To the extent permitted by the 1940 Act and the interpretations of the SEC staff, our investment adviser may determine it is appropriate for us and one or more other investment accounts managed by our Adviser or any of its affiliates to participate in an investment opportunity. These co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our investment adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of us, the clients for which participation is appropriate and any other factors deemed appropriate.

As a BDC, we may be limited in our ability to invest in any portfolio company in which BDCA, BDCA II or any other investment account managed by investment advisers affiliated with BDCA Venture Adviser or any of its affiliates has an investment unless we obtain exemptive relief from the SEC.

On October 2, 2014, we, Business Development Corporation of America and Business Development Corporation of America II and our respective advisers filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. This exemptive relief, if granted by the SEC, would be subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds. In the event exemptive relief is granted by the SEC, we expect to present qualifying co-investment opportunities for Growth Companies to affiliated investment funds that intend to rely on the relief and, likewise, we would expect to be presented with qualifying co-investment opportunities for Growth Companies by affiliated investment funds that intent to rely on relief.

To date, the SEC has not ruled on the application for exemptive relief and it is possible that the application for exemptive relief could be under review by the SEC for am extended period. There is also no assurance that we will obtain the requested relief from the SEC.

The Audit Committee of our Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

In addition, our code of business conduct and ethics, which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our code of business conduct and ethics is available on our website at www.bdcv.com.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our business activities contain elements of risk. We consider the primary type of market risk attributable to us to be valuation risk.

Valuation Risk
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available, and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Portfolio Investments and Fair Value in the interim financial statements file in the this Quarterly Report on form 10-Q.

Because there is initially no public market for the equity and equity-linked securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the estimated value of our portfolio of equity and equity-linked securities may differ significantly from the value that would be placed on the portfolio if a ready market for such securities existed. Changes in valuation of these equity and equity-linked securities are recorded in our Statement of Operations as "Net change in unrealized appreciation (depreciation) on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of September 30, 2014, we had cash and cash equivalents of $31.5 million. We primarily invest our cash on hand in short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of September 30, 2014, we held T-Bills of $20 million and money market fund investments of $11.3 million, pending subsequent investment in portfolio companies in accordance with our investment objective, payment of our operating expenses, or payment of dividends or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates. We financed the purchase of the T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term loan with an effective annual interest rate of approximately 2.5%. On October 3, 2014, we sold these T-Bills for a realized loss of $94.

During September 2014, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of September 30, 2014, a one percentage point change in the underlying dividend rate payable on our money market funds as of September 30, 2014 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of September 30, 2014, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates. However, in the future, based on our New Investment Objective, we may have debt investments in our portfolio that have floating rates.

Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies. As of September 30, 2014, we had no debt for borrowed money other than the short-term loan used to finance the purchase of the T-Bills discussed above. However, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our investment adviser, subject to the oversight and approval of our Board of Directors, determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.

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

Item 4. Controls and Procedures

As of September 30, 2014 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

On September 22, 2014, our Board of Directors approved a change in our investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. Our investment strategy focuses on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy. We may also invest in equity or equity-like securities alongside our debt investments. Our investment adviser intends to begin transitioning us to invest consistently with our New Investment Objective over the next several months.

Our New Investment Objective involves a number of significant risks. In addition, there is no assurance that our transition to a new investment strategy will be successful. As a result of our new investment strategy, you should consider carefully the following information before making an investment in our common stock. In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the "Risk Factors" discussed in our annual report on Form 10-K for the year ended December 31, 2013 under the heading "Risks Related to Our Portfolio Company Investments," which has been filed with the SEC. As a result of our new investment strategy, and as set forth below, there has been material additions and changes to the other risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013.

Risks Related to Investments Made under our New Investment Strategy

Our new investment strategy focuses on debt investments in growth companies in growth industries, which are subject to many risks, including volatility, intense competition, current operating losses, shortened product life cycles and periodic downturns, and would be rated below "investment grade."

On September 22, 2014, the Board of Directors approved a change in the Company’s investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. The Company’s investment strategy focuses on making secured and unsecured debt investments in companies that the Adviser believes are poised to grow at above-average rates relative to other sectors of the U.S. economy. The Company may also invest in equity or equity-related investments alongside its debt investments. Previously, the Company's investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering ("Pre-IPO") companies.

Under our New Investment Objective, we intend to invest primarily in Growth Companies in industries that we believe are poised to grow at above-average rates relative to other sectors, which may have relatively limited operating histories and may be particularly vulnerable to U.S. and foreign economic downturns. Many of these companies will have narrow product lines and small market shares, compared to larger established publicly owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Most of these portfolio companies will experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit. Many of the companies we target for investment have more limited access to capital and higher funding costs, will have a weaker financial position and will need additional capital to expand or complete their business plans. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. These companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. For these reasons, debt investments in portfolio companies under our new investment strategy, if rated by one or more ratings agencies, would typically be rated below "investment grade," which refers to securities rated by ratings agencies below the four highest rating categories. In addition, the growth industries that we intend to target under our new investment strategy including, but not limited to, technology, healthcare, life sciences and energy, are generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, these portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

Because of rapid technological change, the average selling prices of products and some services provided by the companies that we intend to target may decrease with corresponding rapid speed over their productive lives. These decreases could adversely affect their operating results and cash flow, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Debt investments under our new investment strategy involve risk and we could lose all or part of our investment.

Investing in debt investments involves a number of significant risks. Below investment grade debt investments have historically experienced greater default rates than has been the case for investment grade securities. We intend to achieve our New Investment Objective by investing in a portfolio composed primarily of debt investments, both secured and unsecured, that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our debt investments. The debt investments which we intend to make may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of secured and unsecured debt may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral, if any, backing our investments. This could lead to a decline in value of our debt investments, which could result in a decline in our net earnings and NAV.

It is unclear how increased regulatory oversight and changes in the method for determining the London Interbank Offered Rate, or LIBOR, may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR, or the Wheatley Review, were released. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including additional statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, or the FCA Rules. In particular, the FCA Rules include requirements that (i) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards or potentially manipulative behavior, and (ii) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
An investment strategy focused primarily on private, growth companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key personnel at a given portfolio company, a lack of a diversified product line, a dependence on several key customers and a greater vulnerability to economic downturns.
Under our new investment strategy, we intend to invest primarily in private Growth Companies across various stages of development. Generally, at the time of our investment, there is little publicly available information about these businesses since they are primarily privately owned. Therefore, although our investment adviser’s representatives will perform due diligence investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses. At the time of our investment, we may only have access to the portfolio company’s actual financial results as of and for the most recent quarter end or, in certain cases, the quarter end preceding the most recent quarter end. In addition, we may be relying on financial statements from a prior year-end which have not been audited. There can be no assurance that the information that we do obtain with respect to any investment is reliable. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines, dependence on a few key customers and a smaller market presence than larger competitors. Thus, they are generally more vulnerable to economic downturns and a dependence on a few key sources of revenue and may experience substantial variations in operating results. These factors could affect our investment returns.
In addition, our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development, particularly so in the growth industries in which we intend to invest. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect our investment returns.
We expect our investments to be concentrated in certain industries and in a limited number of companies, which subjects us to the risk of significant loss if any of these companies default on their obligations under any of their debt securities that we hold, or if any of the industry sectors experience a downturn.
We intend to invest in a limited number of companies. As a consequence of this limited number of investments, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we intend to invest primarily in Growth Companies, including those in technology, healthcare, life sciences, energy and other industries with above-average rates of growth, at various stages of development. As a result, a downturn in industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.
Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.
We cannot assure you that any of our investments in our portfolio companies will be successful. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our debt investments. The secured and unsecured debt in which we invest may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of debt may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral, if any, backing our investments. This could lead to a decline in value of our debt investments, which could result in a decline in our net earnings and NAV. We may lose our entire investment in any or all of our portfolio companies.
Most of our portfolio companies will need additional capital, which may not be readily available.
The portfolio companies we intend to target under our new investment strategy may have limited financial resources and typically require substantial additional financing to satisfy their continuing working capital and other capital requirements and service the interest and principal payments on our debt investments. We cannot predict the circumstances or market conditions under which these portfolio companies will seek additional capital. Each round of institutional equity financing is typically intended to provide a company with only enough capital to reach the next stage of development. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to the portfolio company, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from any provider of capital under any terms, thereby requiring these companies to cease or curtail business operations. Accordingly, investing in these types of companies generally entails a higher risk of loss than investing in companies that do not have significant incremental capital raising requirements.

If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our debt and equity investments could be adversely affected.
The value of our debt and equity investments in our portfolio companies may decline if our portfolio companies are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to innovate continually in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected, and their ability to service their debt obligations to us over the life of a loan could be impaired. Our portfolio companies may be unable to acquire or develop successful new technologies and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.
If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.
Our future success and competitive position depends in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our debt investments or constitutes a significant portion of the portfolio companies’ value that may be available in a downside scenario to repay our secured debt investments. Our portfolio companies rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights or other intellectual property rights, protect their trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third party or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as the value of any collateral securing our investment.
Our investments in technology companies are subject to many risks, including regulatory concerns, litigation risks and intense competition.
We intend to make investments in technology companies, which are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving, intensely competitive and subject to changing technology, shifting user needs and frequent introductions of new products and services. Potential competitors to our portfolio companies in the technology industry range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, may not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of technology companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe. Any of these factors could materially and adversely affect the operations of a portfolio company in the technology industry and, in turn, impair our ability to timely collect principal and interest payments owed to us and adversely affect the value of these portfolio companies.
Our investments in the healthcare and life sciences industries are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We intend to invest in companies in the healthcare and life sciences industries that are subject to extensive regulation by the Food and Drug Administration, or the FDA, and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the healthcare and life sciences industries may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in the healthcare and life sciences industries and, in turn, impair our ability to timely collect principal and interest payments owed to us and adversely affect the value of these portfolio companies.
Our investments in the life sciences companies are subject to numerous risks, including competition, extensive government regulation, product liability and commercial difficulties.
We intend to invest in companies in the life sciences industries, including biotechnology, pharmaceuticals and medical device companies, which are subject to numerous risks. The successful and timely implementation of the business model of our biotechnology, pharmaceutical and medical device portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patient’s and clinician’s ease of use and cost-effectiveness are important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by our portfolio companies to introduce planned products or other new products or to introduce products on schedule could have a material adverse effect on our business, financial condition and results of operations.
Further, the development of products by biotechnology, pharmaceutical and medical device companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.
Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.
Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.
Our investments in the energy and energy-related technology industries are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns, loss of government subsidies and incentives, and potential litigation.
We intend to make investments in energy and energy-related technology companies that are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, the directional drilling, infrastructure development and oilfield services companies that we intend to target may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our energy companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of energy and energy-related technology companies can and often do fluctuate suddenly and dramatically and the markets in which these companies operate are generally characterized by abrupt business cycles and intense competition.
Demand for energy technology and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases. A change in prices in these energy products could reduce demand for alternative energy. Our investments in energy companies also face potential litigation, including significant warranty and product liability claims, as well as class action and government claims arising from business failures of companies supported government subsidies. Such litigation could adversely affect the business and results of operations of our energy portfolio companies. There is also particular uncertainty about whether agreements providing government incentives and subsidies for reductions in greenhouse gas emissions, such as the Kyoto Protocol, will continue and whether countries around the world will enact or maintain legislation that provides such incentives and subsidies for reductions in greenhouse gas emissions, without which such investments in energy technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes or government subsidies and incentives expire or are adversely modified. Any of these factors could materially and adversely affect the operations of a portfolio company in the energy and energy-related technology industries and, in turn, impair our ability to timely collect principal and interest payments owed to us and adversely affect the value of these portfolio companies.
We may invest in obligations of non-U.S. obligors, which involve certain risks related to regional economic conditions and risks not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States.
Although 70% of our investments must be in U.S.-based companies, we may invest in obligations of obligors organized or incorporated under the laws of a country other than the United States or a state or territory thereof. Investments in the obligations of non-U.S. obligors involve certain special risks related to regional economic conditions and sovereign risks which are not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States. We are unable to provide any information regarding the specific risks associated with purchasing a loan, participation interest or other investment governed by a law other than those of a U.S. jurisdiction. These risks may include and economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets, confiscatory taxation, taxation of income earned in foreign nations or other taxes or restrictions imposed with respect to investments in foreign nations, foreign exchange controls (which may include suspension of the ability to transfer currency from a given country and repatriation of investments) and uncertainties as to the status, interpretation and application of laws including, but not limited to those relating to insolvency. In addition, there is often less publicly available information about non-U.S. obligors than about sovereign and corporate obligors in the United States. Sovereign and corporate obligors in countries other than the United States may not be subject to uniform accounting, auditing and financial reporting standards, and auditing practices and requirements for both foreign public and private obligors may not be comparable to those applicable to U.S. companies. It also may be difficult to obtain and enforce a judgment relating to investments issued by a non-U.S. obligor in a court outside the United States.
We generally will not control our portfolio companies.
We generally will not control our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of its common equity, may take risks or otherwise act in ways that do not serve our interests as debt or preferred equity investors. Due to the lack of liquidity for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
We may hold the debt and equity securities of companies that may enter into bankruptcy proceedings.
The Growth Companies we intend to target may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a borrower may adversely and permanently affect the borrower. If the proceeding is converted to a liquidation, the value of the borrower may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Any unrealized depreciation we experience on our debt and equity investments may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our debt and equity investments at fair value which shall be the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our board of directors in accordance with our valuation policy. We are not permitted to maintain a reserve for loan losses. Decreases in the fair values of our debt and equity investments are recorded as unrealized depreciation. Any unrealized depreciation in our debt or equity portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us and the potential future decline in the value of our investments. This could result in realized losses in the future and ultimately reduces our income available for distribution in future periods.
While most of our debt and equity investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations.
We may suffer a loss if a portfolio company defaults on our debt securities and the underlying collateral is not sufficient or our debt is unsecured.
In the event of a default by a portfolio company on our secured debt, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make debt investments that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our secured debt or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
If the value of collateral underlying our secured debt declines or interest rates increase during the term of our debt, a portfolio company may not be able to obtain the necessary funds to repay our debt investment at maturity through refinancing. Decreasing collateral value or increasing interest rates may hinder a portfolio company’s ability to refinance our debt securities because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our debt investment at maturity, we could suffer a loss which may adversely impact our financial performance.
Our portfolio companies may incur debt that ranks equally with, or senior to, our debt and equity investments in such companies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt or equity in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. These debt instruments may also prohibit the portfolio companies from paying interest on or repaying our debt investments in the event of, and during, the continuance of a default under the debt instruments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our debt investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution on our debt or equity investments. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its debt obligation to us or our equity investments. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
We could be subject to lender liability claims.
We may be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. A number of judicial decisions have upheld judgments of borrowers against lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of our debt investments we may be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender to the claims of the disadvantaged creditor or creditors, a remedy called "equitable subordination." Because of the nature of our debt investments, and particularly because we intend to make direct equity investments and may receive warrants in connection with our loans, we may be subject to claims of equitable subordination. Further, because we or affiliates of our investment adviser may also hold equity or other interests in obligors of our portfolio companies, we could be exposed to claims for equitable subordination or lender liability or both based on such equity or other holdings.
The preceding discussion is based upon principles of U.S. federal and state laws. Insofar as debt investments are obligations of non-U.S. obligors, the laws of certain foreign jurisdictions may impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.
Our unsecured and subordinated debt investments are effectively subordinated to any secured indebtedness that a portfolio company has currently incurred or may incur in the future.
The repayment of our unsecured and subordinated debt investments is generally subject to full payment of any secured indebtedness of the portfolio company. As a result, our unsecured and subordinated debt investments are effectively subordinated to the secured indebtedness that a portfolio company has currently incurred and may incur in the future (or any indebtedness that is initially unsecured which the portfolio company subsequently grants security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of existing or future secured indebtedness of the portfolio company may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including us as holders of unsecured and subordinated debt.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. At the time of a liquidity event, such as a sale of the business, refinancing or public offering, many of our portfolio companies may avail themselves of the opportunity to repay our debt securities prior to maturity. Our debt investments generally allow for repayment at any time subject to certain penalties. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future debt investment in a new portfolio company may also be at a lower yield than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our failure to make follow-on equity investments in our portfolio companies could impair the value of our equity portfolio.
Often during a growth company’s life cycle, an additional or "follow-on" equity investment is required to fully realize the value to be created by the portfolio company. Following an initial equity investment in a portfolio company in accordance with our new investment strategy, we may make such "follow-on" equity investments, in order to attempt to preserve or enhance the value of our initial equity investment. We may elect not to make these follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on equity investments may, in some circumstances, jeopardize the continued viability of a portfolio company, result in a diminished current value, impair the ability or likelihood for a full recovery of the value of our initial equity investment, result in a default under any outstanding debt investment with the portfolio company, or result in a missed opportunity for us to maintain or increase our equity participation in a successful operation. Even if we have sufficient capital to make a desired follow-on equity investment, we may elect not to make such follow-on investment because we do not want to increase our concentration of risk in that portfolio company, we prefer other opportunities, we are subject to BDC requirements that would prevent or limit such follow-on investment or the follow-on investment would affect our qualification as a RIC, particularly the RIC diversification requirements.
The lack of liquidity in our debt and equity investments may adversely affect our business, and if we seek to sell any of our investments, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses.
We plan to generally hold debt investments until maturity, unless earlier prepaid. Any direct equity investments such as preferred stock holdings typically will not provide us with liquidity opportunities for at least four years, if not substantially longer. We expect to primarily invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our debt and equity investments may make it difficult for us to sell these investments when desired, if at all. We may also face other restrictions on our ability to liquidate an investment in a public portfolio company to the extent that we possess material non-public information regarding the portfolio company or during the underwriters’ customary 180-day lockup period following an IPO. Because most of our investments are illiquid, we may be unable to dispose of them, in which case we could fail to qualify as a RIC or BDC, or we may not be able to dispose of them at favorable prices, and as a result, we may suffer losses.
Many of the growth companies that we intend to target will have complex capital structures.
Although we intend to invest primarily in the secured and unsecured debt of Growth Companies, we may also make direct equity investments in these companies either in connection with our debt investments or on a stand-alone basis. Such companies frequently have complex capital structures based on multiple rounds of equity financing and, as a result, may have multiple classes of common and preferred equity securities with differing rights, including with respect to voting, dividends, redemptions, liquidation, and conversion rights. Although we seek to make equity investments in the portfolio company’s most senior class of equity securities or obtain other structural protections, the seniority and protections provided in these types of equity investments may be diminished if the portfolio company issues more senior securities in a subsequent equity financing round. The value of our equity investments may also be adversely affected by subsequent debt financing by a portfolio company. Our investment adviser typically requires information on the private company’s capital structure as part of its due diligence process. Although we believe that our investment adviser’s investment professionals have extensive experience evaluating and investing in Growth Companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Further, a preferred equity investment we make may be superseded by another series of preferred stock with greater priority. Any failure on our part to properly evaluate the relative rights and value of a class of equity securities in which we invest could cause us to lose part or all of our equity investment, which in turn could have a material and adverse effect on our NAV and results of operations.
The warrants, options and rights to acquire equity securities that we may receive in connection with our debt investments, as well as the direct equity investments we may make in portfolio companies, are highly speculative, and may not appreciate in value and may result in unrealized depreciation or realized losses which may adversely affect our returns.
When we invest in debt securities, we generally expect to acquire warrants, options and rights to acquire equity securities of the portfolio company typically at the same price paid by the portfolio company’s equity investors in the most recent or next equity round. These warrants, options and rights to acquire equity securities may include a "cashless exercise" provision to allow us to exercise these rights without requiring us to make any additional cash investment. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. It is possible that these equity interests may become worthless. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience on our debt securities.
We may also make direct equity investments, where we make an upfront cash investment in a company’s equity securities, either as part of our debt investment or as a stand-alone investment. To the extent we hold these equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, these equity investments are highly speculative and may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or an IPO, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, our equity investments. If our direct equity investments decline in value, we may have unrealized depreciation or realized losses which may adversely affect our returns.
A lack of IPO opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses on our equity investments.
A typical "liquidity event" for a growth company may be an IPO, in which the growth company’s pre-IPO investors are able to dispose of their investment usually following a six-month post-IPO lockup period. A lack of IPO opportunities for Growth Companies could lead to companies remaining in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for future early-stage companies in particular as, in general, venture capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO to preserve the value of their initial investment. In the best case, we would be required to forego investments in otherwise promising Growth Companies to provide the required financing for existing portfolio companies necessary to retain the value of our original investment, and in the worst case, this could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all. A lack of IPO opportunities for Growth Companies can also cause some financial sponsors to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other capital providers such as ourselves who are lenders to or potentially co-investors in such companies.
Engaging in hedging transactions may expose us to additional risks.
We may enter into interest rate or currency hedges. Hedging against interest rate and currency fluctuations may expose us to additional risks and could harm our financial performance. Our use of hedging would not eliminate the risk that the value of our investments could decline or that our investment performance would be better off if we did not hedge. The effectiveness of our hedging is dependent on the price we pay for the hedge and the correlation of the hedge to the risk it is designed to mitigate. It may arise that the cost of a hedging instrument exceeds its expected benefits or that an instrument may not hedge all of the risk for which it was designed to mitigate. Additionally, the use of hedging instruments exposes us to counterparty risk including the failure to perform under the contract such as nonpayment. In the case of the early termination of a hedge agreement upon the occurrence of certain events of default or termination events set forth in the hedge agreement we may be required to make a payment to the hedge provider.
Risks Related to Our Common Stock
The market price of our shares of common stock may be adversely affected if we are unable to successfully implement our new investment strategy.

We are transitioning from an investment strategy focused on investing in pre-IPO companies to a strategy focused on debt investments in Growth Companies across a variety of stages of development, and there is no assurance that we will be successful in implementing our new investment strategy. Our New Investment Objective and strategy result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Portfolio company investments under our new strategy will be highly speculative and, therefore, an investor in our common stock may lose his entire investment. Unrealized depreciation of the debt and equity securities of our portfolio companies will always be a by-product and risk of our business, and there can be no assurance that our investment adviser will be successful in executing our new investment strategy. Due to the relatively small size of the investment we can currently make in any one portfolio company, we may have limited opportunities to make debt investments in Growth Companies that meet our investment criteria and under terms acceptable to us. Many of our competitors are substantially larger and have considerably greater financial resources than we do. Some competitors may have a lower cost of funds as well as access to funding sources that are not available to us or may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and offer better pricing and more flexible structuring than we are able to do. If we are unable to transition to income-producing debt investments, we may not be able to increase our capital base through borrowings secured by our debt investments in which case our operating expenses at our current capital level will continue to adversely impact our returns to stockholders. The market price of our shares of common stock may be adversely affected if we are unable to successfully implement our new investment strategy, and an investment in our common stock would not be suitable for investors with lower risk tolerance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2014, on February 20, 2014, our Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014, June 17, 2014 and September 18, 2014, to common stockholders of record on March 6, 2014, May 8, 2014 and August 11, 2014, respectively. Stockholders had the option to receive payment of these dividends in cash or in shares of our common stock, provided that the aggregate cash payable to all stockholders for each dividend was limited to 25% of the aggregate dividend amount.

Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of newly-issued common stock, or 1.2% of our outstanding common stock prior to the dividend payment, the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, or 1.2% of our outstanding common stock prior to the dividend payment, and the September 18, 2014 dividend consisted of $244,665 in cash and 136,370 shares of common stock, or 1.4% of our outstanding common stock prior to the dividend payment.

The number of shares of common stock comprising the stock portion of the April 14, 2014 dividend was calculated based on a price of $6.0103 per share, which equaled the volume weighted average trading price per share of our common stock on April 7, 8 and 9, 2014. The number of shares of common stock comprising the stock portion of the June 17, 2014 dividend was calculated based on a price of $6.1169 per share, which equaled the volume weighted average trading price per share of our common stock on June 10, 11 and 12, 2014. The number of shares of common stock comprising the stock portion of the September 18, 2014 dividend was calculated based on a price of $5.3824 per share, which equaled the volume weighted average trading price per share of our common stock on September 11, 12 and 15, 2014.

Our issuance of these stock distributions were not subject to the registration requirements under the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignation of Frederic M. Schweiger as Chief Financial Officer and Treasurer

At our Board of Directors meeting held on October 23, 2014, Frederic M. Schweiger submitted his resignation as our Chief Financial Officer and Treasurer effective October 23, 2014. His resignation was accepted by our Board of Directors. Mr. Schweiger's resignation from these positions was not the result of any disagreement with us on any matters relating to our operations, policies or practices. Mr. Schweiger will continue to serve as our Chief Operating Officer, Chief Compliance Officer and Secretary and as a member of BDCA Venture Adviser’s investment committee (only with respect to investment decisions concerning the Legacy Portfolio). Mr. Schweiger will also continue to serve as theChief Compliance Officer of BDCA Venture Adviser.

Resignation of Kyle L. Rogers as Chief Investment Officer

At our Board of Directors meeting held on October 23, 2014, Kyle. L.Rogers submitted his resignation as our Chief Investment Officer effective October 23, 2014. His resignation was accepted by our Board of Directors. Mr. Rogers' resignation from this position was not the result of any disagreement with us on any matters relating to our operations, policies or practices. Mr. Rogers will continue to serve as a member of BDCA Venture Adviser’s investment committee (only with respect to investment decisions concerning the Legacy Portfolio) and as the Chief Investment Officer of BDCA Venture Adviser. Our Board of Directors has indicated that it does not intend to appoint a new Chief Investment Officer at this time.

Appointment of Katie P. Kurtz as as Chief Financial Officer and Treasurer

Our Board of Directors at its October 23, 2014 meeting also appointed Katie P. Kurtz, age 34, to serve as our Chief Financial Officer and Treasurer, replacing Mr. Schweiger, effective October 23, 2014. There are no related party transactions with Ms. Kurtz that are reportable under Item 404(a) of Regulation S-K. There is no family relationship between Ms. Kurtz and any director or executive officer of the Company.

Biographical and other information for Katie P. Kurtz is set forth below.

Katie P. Kurtz currently serves as the Chief Financial Officer, Treasurer and Secretary of Business Development Corporation of America II, a public, non-listed business development company, Chief Accounting Officer of Business Development Corporation of America, a public, non-listed business development company, and Chief Accounting Officer of ARC Realty Finance Trust, Inc., a public, non-listed real estate investment trust, and as Vice President of AR Capital, LLC. Prior to joining AR Capital in July 2013, Ms. Kurtz was employed as Vice President by The Carlyle Group, where she served as Chief Accounting Officer for Carlyle GMS Finance, Inc., Carlyle’s business development company. From 2010 to 2012, Ms. Kurtz served as Director of Finance and Controller for New Mountain Finance Corporation, an exchange-traded business development company. Prior to New Mountain, Ms. Kurtz served as Controller at Solar Capital Ltd, an exchange-traded business development company, and in various accounting and financial reporting roles at GFI Group, Inc. Ms. Kurtz began her career at PricewaterhouseCoopers, LLP. She is a licensed certified public accountant in New York State. Ms. Kurtz holds a B.S. in Accountancy and a B.A. in German from Wake Forest University and a Master of Science in Accountancy from Wake Forest University.

Item 6. Exhibits.

Exhibit No.	Description
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
10.5
First Amendment to Custody Agreement between the Company and Steele Street Bank & Trust dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)

10.6
Second Amendment to Custody Agreement between the Company and Steele Street Bank & Trust dated September 24, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on September 29, 2014)

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
_________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2014		BDCA VENTURE, INC.
	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Katie P. Kurtz
Katie P. Kurtz Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)