Form 10-K
period 2014-12-31
BDCA VENTURE, INC.
filed 2015-03-26
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $56.8 million based upon a closing price of $5.91 reported for such date on the Nasdaq Capital Market.  Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates.

As of March 25, 2015, the number of outstanding shares of common stock of the registrant was 9,793,994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, to be filed within 120 days after the close of the registrant’s year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

In this annual report on Form 10-K, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to BDCA Venture, Inc., and “BDCA Venture Adviser” or “our investment adviser” refer to BDCA Venture Adviser, LLC.
Item 1.  Business
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
BDCA Venture Adviser serves as our investment adviser and also provides us with administrative services necessary for us to operate. In this capacity, our investment adviser is primarily responsible for the selection, evaluation, structure, valuation and administration of our investment portfolio, subject to the supervision of our Board of Directors. Our investment adviser's investment committee consists of Timothy J. Keating, Kyle L. Rogers, Frederic M. Schweiger, Peter M. Budko and Robert K. Grunewald, each of whom is a senior investment professional of our investment adviser and/or one of its affiliates. Our investment adviser is registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). We have entered into a custody agreement with and have appointed MidFirst Bank, formerly known as Steele Street Bank & Trust, as custodian of all of our portfolio company investments and other securities.
On July 1, 2014, the members of the investment adviser completed the sale of 100% of their issued and outstanding equity interests (the "Transaction") to BDCA Adviser, LLC ("BDCA Adviser"). Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser, which is an indirect wholly-owned subsidiary of AR Capital, LLC ("AR Capital"), and changed its name from Keating Investments, LLC to BDCA Venture Adviser, LLC. In connection with the closing of the Transaction, we entered into a new Investment Advisory and Administrative Services Agreement with the investment adviser (the "Investment Advisory Agreement"), replacing the prior Investment Advisory and Administrative Services Agreement between us and our investment adviser (the "Prior Advisory Agreement"). The Investment Advisory Agreement is identical with respect to all material terms and conditions of the Prior Advisory Agreement.
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
Our Board of Directors has established an Audit Committee, a Nominating Committee and a Compensation Committee to assist the Board of Directors in fulfilling its oversight responsibilities.  Each of these committees is composed solely of non-interested, or independent, directors.  The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our financial statements.  The Nominating Committee’s responsibilities include identifying qualified individuals to serve on our Board of Directors, and to select, or recommend that the Board of Directors select, the Board nominees. The Compensation Committee's responsibilities include the review of the compensation of our investment adviser in conjunction with future renewals of the Investment Advisory Agreement.

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

Our investment adviser intends to focus future investment activities on debt investments in accordance with our New Investment Objective. However, to date, we have not made any debt investments under our New Investment Objective.
Due to regulatory constraints, we can only make investments of a relatively small size at this time. Given this restriction, we may have limited opportunities to make investments in Growth Companies that meet our investment criteria and under terms acceptable to us. Under our New Investment Objective, we intend to primarily make debt investments in privately held Growth Companies across various stages of development, including early, later and growth stage companies, more established companies and lower middle market companies. It has been our experience that the later and growth stage companies that we may target, which are typically backed by one or more venture capital firms, are generally seeking to borrow from a single lender in amounts that are larger than the maximum investment we can make given the size of our capital base and the need to satisfy diversification requirements in order to maintain our RIC status. In addition, it has been our experience that competition for these later and growth stage company investments from other lenders often leads to terms and pricing that our investment adviser does not believe adequately compensates us for the risk. With our current capital and investment size limitations, our investment adviser believes that we may need to focus more on investments in earlier stage companies which may have higher risks. While we have experience with equity investments in later and growth stage companies, we do not have significant experience with investments in earlier stage companies.
Former Investment Objective
Our former investment strategy focused on making equity investments in emerging growth companies that were committed to and capable of becoming public, or pre-IPO investments. We sought to provide investors with the ability to participate in a publicly traded fund that allowed our stockholders to share in the potential value accretion that we believe typically occurred once a company transformed from private to public status, or what we refer to as the private-to-public valuation arbitrage.
Our existing portfolio consists of equity and equity-related investments in 11 private companies and one publicly traded company which were made under our former investment strategy. We may make follow-on equity investments in our existing portfolio companies to the extent we believe such investments are in the best interests of our stockholders. In evaluating follow-on investment opportunities, we typically assess, among other factors,the possible adverse consequences to our existing investment if we elect not to make a follow-on investment.
We have not taken a control position in our existing portfolio companies through ownership, board seats, observation rights or other control features. Accordingly, we are not in a position to control the management, operation and strategic decision-making of our existing portfolio companies. Nevertheless, as part of a portfolio company investment, we have typically obtained information rights that give us access to the portfolio company’s quarterly and annual financial statements as well as the portfolio company’s annual budget. We also attempt to have dialogue with our private portfolio company management teams to review the portfolio company’s business prospects, financial results, and exit strategy plans. We monitor the financial trends of each portfolio company to assess the performance of individual portfolio companies as well as to evaluate overall portfolio quality and risk.
Our investment adviser will continue to manage our existing portfolio of equity and equity-related securities consistent with past practices.

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
We may also opportunistically invest solely in the equity of Growth Companies, which we refer to as "direct equity investments." Our direct equity investments will typically be in the form of convertible preferred stock or unsecured convertible notes, although we may also invest in common stock under certain circumstances. In addition, we may also invest in debt issued by the founders, management or employees of selected Growth Companies who are either seeking liquidity without having to sell their equity interests or desire financing to exercise their options and thus permit greater participation in the future appreciation of their equity position by minimizing potential taxes, which we refer to as "Stock Loans."
We will primarily focus on companies in the technology, healthcare, life sciences and energy industries, which we believe currently have the most favorable prospects for above-average growth and present the most favorable investment opportunities. Within these industries, we intend to primarily make debt investments in privately held Growth Companies across various stages of development, including early, later and growth stage companies, more established companies and lower middle market companies. We define lower middle market as companies with annual revenues ranging from $10 million to $100 million. We may also make debt investments in select publicly traded companies that are unable to cost-effectively access the public markets for growth capital.
Under our New Investment Objective, we expect to receive current interest income on our debt investments and, to a lesser extent, realize potential capital appreciation from our debt investments, equity kickers and direct equity investments. As we transition our portfolio to debt investments under our strategy to implement our New Investment Objective ("New Investment Strategy"), we expect to generate current income and for current income to comprise a source of return for our stockholders over time. However, if we are unable to successfully implement our New Investment Strategy in a timely manner or at all, our current income from debt investments may not exceed our annual operating expenses and, in such event, we may not be able to pay distributions representing earnings from net investment income. While subject to change due to various factors and our ability to successfully originate debt investment under our New Investment Strategy, we currently believe that our transformation to a portfolio that generates net investment income will not be completed until year-end 2016, at the earliest.
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
We believe that other industries will face transformative changes as a result of evolving technologies and that companies within these industries will need to adopt new innovations, technologies and business models in response to competitive pressures. We expect that these changes may provide opportunities for us to fund the additional growth capital needs that will arise in a variety of industries.
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

•
Exit strategy. Prior to making an equity kicker or a direct equity investment in a prospective portfolio company, we would analyze the potential for a liquidity event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include, but are not limited to, an IPO of common stock, a private sale of our equity interest to a third party, a strategic merger or acquisition of the company, and a purchase of our equity interest by the company or one of its equity holders.

Investment Selection
The foundation of our investment philosophy is investment analysis, research and diversification. We will follow a rigorous selection process based on:

•
An analysis of issuer creditworthiness and growth potential, including a quantitative and qualitative assessment of the issuer’s business and future prospects, as well as an evaluation of a potential portfolio company provided by our investment adviser’s contacts in venture capital, private equity, and industry participants;

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
Debt Investments
Our debt investments will typically be originated, structured, negotiated and administered by us. Our debt portfolio is expected to be composed primarily of debt investments that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. There is typically no active secondary market for our debt securities and, as a result, these investments may also be illiquid and difficult to value. However, if our investment adviser deems appropriate, we may also invest in more liquid secured debt of U.S.-based Growth Companies meeting our investment criteria that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities.
Equity Investments
Our direct equity investments will typically be in the form of convertible preferred stock or unsecured convertible notes, although we may also directly invest in common stock under certain circumstances. We focus on acquiring equity securities that are typically the portfolio company’s most senior equity security at the time of our investment or, in cases where we acquire shares of common stock, the portfolio company typically has only common stock outstanding. We believe that investing in an issuer’s most senior equity securities or negotiating certain structural protections are ways to potentially mitigate the otherwise high risks associated with our direct equity investments.
Our direct equity investments are typically originated, structured, negotiated and administered by us. There is typically no active secondary market for our direct equity investments and, as a result, these investments may also be illiquid and difficult to value. Equity capital is typically used for growth and general working capital purposes as well as for acquisitions, in certain cases.
Portfolio Monitoring
In addition, our investment adviser will monitor our portfolio companies to determine if each company is meeting its business plan and to assess the appropriate course of action for each company.
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
Opportunistic Acquisitions and Dispositions
Our investment adviser will periodically evaluate all investments, both individually and as a component of our overall portfolio, to determine whether we should acquire or dispose of any assets in our portfolio on an opportunistic basis. Opportunistic asset acquisitions involve the use of a valuation approach to identify assets whose current market prices are at a discount to their intrinsic value. Conversely, opportunistic dispositions involve the use of the same valuation approach to identify assets whose current market prices are at a premium to their intrinsic value. In both instances, intrinsic value is based on the combination of the valuation assessment of the portfolio company’s operations with the financial condition reflected in the current market price of the asset. The opportunistic value trading strategy attempts to take advantage of valuation inefficiencies and underappreciated fundamental prospects present in the marketplace.

Competition
Our primary competition includes other investment funds, BDCs, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Moreover, alternative investment vehicles, such as hedge funds, also make investments similar to those that we intend to target under our New Investment Objective. Most of these competitors are substantially larger, have considerably greater financial resources than we do, may have a lower cost of funds as well as access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and more flexible structuring than we are able to do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We expect to use the industry information of our investment professionals, to which we will have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies.
Employees
Currently, we do not have any employees.  The management of our investment portfolio is the responsibility of our investment adviser and its Investment Committee.  The members of the Investment Committee are not employed by us, and receive no compensation from us in connection with their portfolio management activities.
Investment Advisory and Administrative Services Agreement
Organization of the Investment Adviser
BDCA Venture Adviser, LLC serves as our investment adviser and also provides us with administrative services necessary for us to operate. BDCA Venture Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal address of our investment adviser is 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.
In connection with the closing of the Transaction, we entered into the Investment Advisory Agreement effective July 1, 2014 which is identical with respect to all material terms and conditions of the Prior Advisory Agreement that was automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. The investment advisory fees under the Investment Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement. The Investment Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014.
On July 1, 2014, BDCA Adviser, acting in its capacity as the sole member of our investment adviser appointed Messrs. Keating, Rogers, Schweiger, Budko and Grunewald as the members of our investment adviser's Investment Committee, each of whom is a senior investment professional of our investment adviser and/or one of its affiliates. Messrs. Keating, Rogers and Schweiger have sole investment and dispositive control over our portfolio companies as of July 1, 2014 (the "Legacy Portfolio"). Messrs. Budko, Grunewald and Keating have sole investment and dispositive control over all of our other investments, including all investments made under our New Investment Objective. All actions taken by the investment committee or any subdivision thereof must be made by the majority of the persons then acting.
Pursuant to the Investment Advisory Agreement, our investment adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay our investment adviser a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee. We also reimburse our investment adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory Agreement.
The base management fee (the "Base Fee") is calculated at an annual rate of 2% of our gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. For the year ended December 31, 2014, our investment adviser agreed to waive certain Base Fees associated with United States Treasury Bills that were purchased with the proceeds of a short-term loan and were included in gross assets as of September 30, 2014.
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), our investment adviser has agreed to defer the payment of Base Fees to our investment adviser unless and until we realize net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, our investment adviser has agreed to waive, without recourse against or reimbursement by us, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, our investment adviser may, in its sole discretion, extend the Term of the Program by written notice to us.
The incentive fee is determined and payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term (held more than 12 months) gains and losses. The incentive fee payable to our investment adviser is consistent with the Advisers Act and the formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.
Mathematically, the formula for computing the annual incentive fee payable to our adviser can be written as:
Our investment adviser is not entitled to an incentive fee on investment income generated from interest or dividends on our portfolio company investments.
Management and Advisory Services
Subject to the overall supervision of our Board of Directors, our investment adviser manages our day-to-day operations under the terms of the Investment Advisory Agreement in effect:

•	Determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	Determines which securities we will purchase, retain or sell;

•	Identifies, evaluates and negotiates the structure of the investments we make; and

•	Closes, monitors and services the investments we make.
Administrative Services
Pursuant to the Investment Advisory Agreement, our investment adviser also furnishes us with equipment and clerical, bookkeeping and record-keeping services, including responsibility for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.  In addition, our investment adviser assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
We reimburse our investment adviser for our allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.
Our investment adviser has agreed that, to the extent that our Adjusted Operating Expenses (as defined below) in 2015 exceed $1,500,000 (the “Excess Amount”), our investment adviser will, without recourse against or reimbursement by us, waive Reimbursable Expenses (as defined below) due and owing by us and/or pay on behalf of us certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by our investment adviser on behalf of us equals the Excess Amount. Adjusted Operating Expenses means our total operating expenses (as reported on our audited financial statements for 2015 included in our annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, and any costs related to borrowings by us (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by our investment adviser and reimbursable by us with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses.
Indemnification of Investment Adviser
Under the Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of our investment adviser or our investment adviser’s reckless disregard of its duties and obligations, we have agreed to indemnify our investment adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of our investment adviser’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act.

Duration and Termination
The Investment Advisory Agreement, which was entered into on July 1, 2014 as part of the closing of the Transaction, will remain in effect for a period of two years, unless sooner terminated. The Investment Advisory Agreement was approved by our stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. After the initial two-year period, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by: (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory Agreement.
The Investment Advisory Agreement automatically terminates in the event of its assignment. As required by the 1940 Act, the Investment Advisory Agreement provides that we may terminate the agreement without penalty upon 60 days’ written notice to our investment adviser. If our investment adviser wishes to voluntarily terminate the Investment Advisory Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities.
License Agreement
On July 1, 2014, as part of the closing of the Transaction, we entered into a sublicense agreement (the "Sublicense Agreement") with our investment adviser pursuant to which our investment adviser granted us a non-exclusive license to use the name "BDCA." Under the Sublicense Agreement, we have the right to use the BDCA name and logo, for so long as our investment adviser remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "BDCA" name or logo. The Sublicense Agreement will remain in effect for so long as the Investment Advisory Agreement with our investment adviser is in effect. The Sublicense Agreement will also terminate upon the expiration or termination of the license agreement between BDCA Adviser and our investment adviser pursuant to which BDCA Adviser granted our investment adviser a non-exclusive license to use the name "BDCA," including the limited right to sublicense such use to any business development company to whom our investment adviser provides investment advisory services.
Material U.S. Federal Income Tax Considerations
From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We intend to operate so as to qualify as a RIC and, as such, have made no provision for income taxes as of December 31, 2014 and 2013. However, our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).
As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to our stockholders. We will be subject to United States federal income tax at the regular corporate rates on any investment company taxable income or capital gain not distributed (or deemed distributed) to our stockholders.
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

◦
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

◦	no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government

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
We satisfied the above RIC requirements during each of the taxable years since our election to be treated as a RIC for tax purposes. Since we did not generate investment company taxable income in any of these taxable years, we were not required to make any distributions to satisfy the Annual Distribution Requirement. We did not generate any realized net capital gains in 2010 or 2011 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below. Because we distributed all of our net realized capital gains for the years ended December 31, 2014, 2013 and 2012, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, we have not made any provision for federal income or excise taxes as of December 31, 2014, 2013 and 2012.
Assuming we continue to qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated to the extent that we distribute any investment company taxable income or realized net capital gains to our stockholders. However, we will pay corporate-level federal income tax on any amount of realized net capital gain that we elect to retain. In the event we retain some or all of our realized net capital gains, we may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain. The amount of the deemed distribution (net of such tax credit or refund) will be added to each U.S. stockholder's cost basis for its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
As a RIC, we are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending December 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). We will not be subject to this excise tax on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains which we designate as "undistributed capital gain" or a deemed distribution). We currently intend to make sufficient distributions (including deemed distributions of retained realized net capital gains) each taxable year to avoid the payment of this excise tax. We elected to calculate excise taxes related to any net capital gains on a calendar year basis beginning with our 2012 tax returns.
The following simplified examples illustrate the tax treatment under Subchapter M of the Code for us and our non-corporate U.S. stockholders with regard to three possible distribution alternatives, assuming we realize, in 2015, a net capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months. These illustrations exclude any additional 3.8% tax on their “net investment income” for certain U.S. individuals.
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
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed investment company taxable income (which is likely to occur since our operating expenses are expected to exceed the amount of interest or dividend income we receive on our current portfolio company investments), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses including any incentive fees paid to our investment adviser can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, our stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.
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
Regulation as a BDC
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC without the approval of a "majority of our outstanding voting securities," within the meaning of the 1940 Act.
Qualifying assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to here as "qualifying assets," unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets (the "70% test"). The principal categories of qualifying assets relevant to our business are any of the following:

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

b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	Satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

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
If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of December 31, 2014, approximately 98% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.
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
Managerial assistance to portfolio companies
In general, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if requested to, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
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
We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.  While a debt offering could raise additional capital for investment, our investment adviser would need to carefully weigh the interest expense of the debt relative to the expected return on the invested capital.  There is no assurance that any return from new investments funded by debt would cover the interest expense associated with the debt, which could adversely impact stockholders. Further, any interest expense associated with a debt offering would increase our operating expenses, which continue to be high compared to our peers because of our comparatively lower capital base. We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that it is in our best interest and the best interests of our stockholders.  The costs associated with any borrowing or preferred stock issuance will be indirectly borne by our common stockholders.
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
Exemptive Relief
As a BDC, we may be limited in our ability to invest in any portfolio company in which Business Development Corporation of America ("BDCA") and Business Development Corporation of America II ("BDCA II"), each of which is a public, non-listed BDC, and with any BDCs or other investment programs that may be sponsored by our investment adviser and its affiliates unless we obtain exemptive relief from the SEC.
On October 2, 2014, we, BDCA and BDCA II and our respective advisers filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. This exemptive relief, if granted by the SEC, would be subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds. In the event exemptive relief is granted by the SEC, we expect to present qualifying co-investment opportunities for Growth Companies to affiliated investment funds that intend to rely on the relief and, likewise, we would expect to be presented with qualifying co-investment opportunities for Growth Companies by affiliated investment funds that intent to rely on relief.
A first amendment to the application for exemptive relief was filed with the SEC on March 13, 2015. However, to date, the SEC has not ruled on the application for exemptive relief and it is possible that the application for exemptive relief could be under review by the SEC for an extended period. There is also no assurance that we will obtain the requested relief from the SEC.
Capital Raising
Except for a rights offering, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if (i) our Board of Directors determines that such sale is in the best interests of us and (ii) our stockholders have approved such sale. If our Board of Directors determines that a sale of common stock at a price below the current net asset value is in the best interests of us and our stockholders, our Board may consider a rights offering or it may seek approval from our stockholders for the authority to sell shares of our common stock below net asset value.
We do not intend to raise additional equity capital in 2015 or 2016 unless and until our stock price is at or above our net asset value ("NAV").
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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•Pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting and, if, as and when, our public float exceeds $75 million, must obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm;
•Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and
•Pursuant to Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Exchange Act, we are required to include in our annual report on Form 10-K a report from our management on internal controls over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management's assessment of the effectiveness of our internal control over financial reporting.
A reporting company that is a non-accelerated filer (with a public float below $75 million as of June 30 of the previous year) is exempt from the requirement to obtain an audit of the effectiveness of internal controls over financial reporting performed by their auditors. Accordingly, until such time as we have a public float in excess of $75 million, our auditors will not need to report on our management’s assessment of our internal control over financial reporting. However, we will be required to assess the effectiveness of our internal controls over financial reporting each year. Based on our public float at June 30, 2014, we are a non-accelerated filer for the year ended December 31, 2014 and, thus, we are not required to obtain an audit of the effectiveness of internal controls over financial reporting for the year ended December 31, 2014.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Privacy Policies
We are committed to protecting your privacy. This privacy notice, which is required by federal law, explains privacy policies of BDCA Venture, Inc. and our investment adviser. This notice supersedes any other privacy notice you may have received from BDCA Venture, Inc., and its terms apply both to our current stockholders and to former stockholders as well.
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

We do not share such information with any non-affiliated third party except as described below:
•It is our policy that only authorized employees of our investment adviser who need to know your personal information will have access to it.
•We may disclose stockholder-related information to companies that provide services on our behalf, such as record keeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.
•If required by law, we may disclose stockholder-related information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.
We expect to be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
Available Information
We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act.  You may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov.  Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  This information is also available free of charge by contacting us at BDCA Venture, Inc., 5251 DTC Parkway, Suite 1100, Greenwood Village, CO 80111, (720) 889-0139, or on our website at www.bdcv.com.  We make available free of charge on our website these reports, proxy and information statements and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.
Item 1A. Risk Factors.
On September 22, 2014, our Board of Directors approved our New Investment Objective. Our New Investment Objective involves a number of significant risks discussed below. Additional risks and uncertainties not presently known to us might also impair our operations and performance.  If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.  In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.
Risks Related to Investments
We may not be successful in implementing our New Investment Strategy, or it may take longer to implement our New Investment Strategy than anticipated.
We may not be successful in implementing our New Investment Strategy due to the limitations on the amount we can currently invest in any new portfolio company. We compete for debt investments under our New Investment Strategy with other investment funds, BDCs, investment banks, hedge funds, commercial banks and finance companies. Most of these competitors are substantially larger, have considerably greater financial resources than we do, may have a lower cost of funds as well as access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and more flexible structuring than we are able to do. Due to the limitations on the size of our debt investments and the competition in the debt markets serving the Growth Companies that we target, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make debt investments that are consistent with our New Investment Objective. We may may need to focus more on investments in earlier stage companies that may have no or nominal tangible collateral in order to obtain the pricing terms that we seek. As we transition our portfolio under our New Investment Objective, we expect to generate current income and for current income to comprise a source of return for our stockholders over time. However, if we are unable to successfully transition to our New Investment Strategy, or it takes longer to implement our New Investment Strategy, our current income from debt investments may not exceed our annual operating expenses and, in such event, we may not be able to pay distributions representing earnings from net investment income. While subject to change due to various factors and our ability to successfully originate debt investment under our New Investment Strategy, we currently believe that our transformation to a portfolio that generates net investment income will not be completed until year-end 2016, at the earliest. Furthermore, if we are unable to successfully transition to our New Investment Strategy in a timely manner, we may be unable to increase our capital base and otherwise achieve the economies of scale we believe are necessary to provide our stockholders with an attractive return.
Based on our return aspirations as well as our current capital and investment size limitations, our investment adviser believes that we will likely need to invest in earlier stage, higher risk companies.
Due to regulatory constraints, we can only make investments of a relatively small size at this time. Given this restriction, we may have limited opportunities to make investments in Growth Companies that meet our investment criteria and under terms acceptable to us. Under our New Investment Objective, we intend to primarily make debt investments in privately held Growth Companies across various stages of development, including early, later and growth stage companies, more established companies and lower middle market companies. It has been our experience that the later and growth stage companies that we may target, which are typically backed by one or more venture capital firms, are generally seeking to borrow from a single lender in amounts that are larger than the maximum investment we can make given the size of our capital base and the need to satisfy diversification requirements in order to maintain our RIC status. In addition, it has been our experience that competition for these later and growth stage company investments from other lenders often leads to terms and pricing that our investment adviser does not believe adequately compensates us for the risk. With our current capital and investment size limitations, our investment adviser believes that we may need to focus more on investments in earlier stage companies which may have higher risks. While we have experience with equity investments in later and growth stage companies, we do not have significant experience with investments in earlier stage companies.
A lack of IPO or strategic sale/merger opportunities may cause our existing portfolio companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses on our pre-IPO equity investments.
A typical "liquidity event" for our pre-IPO equity investments may be an IPO or a strategic sale/merger. We currently hold investments in eleven private portfolio companies under our former pre-IPO investment strategy. A lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments could lead to companies remaining in our portfolio as private entities still requiring funding. This situation could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all. A lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments could also cause some financial sponsors to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other capital providers including us. In the event our existing portfolio companies experience a delay in completing an IPO or strategic sale/merger or we are unable to generate capital gains on the disposition of our pre-IPO equity investments either following our contractual lock-up period in the case of an IPO or upon a strategic sale/merger, we may have no or limited capital gains from which to pay distributions to our stockholders.
Because the pre-IPO portfolio company equity securities that we acquired under our former investment strategy are typically illiquid until an IPO or sale/merger of the company, we generally cannot predict the regularity and time periods between sales of these equity investments and the realizations of capital gains, if any, from such sales.  Since we do not expect to generate current income from our pre-IPO portfolio company equity investments, and until we can successfully transition to our New Investment Strategy, our annual operating expenses will be financed primarily from our capital base during periods of time between realizations of capital gains on our equity investments.
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
Debt investments involve risk and we could lose all or part of our investment.
Investing in debt investments involves a number of significant risks. Below investment grade debt investments have historically experienced greater default rates than has been the case for investment grade securities. We intend to achieve our New Investment Objective by investing in a portfolio of debt investments, both secured and unsecured, that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our debt investments. The debt investments which we intend to make may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of secured and unsecured debt may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral, if any, backing our investments. This could lead to a decline in value of our debt investments, which could result in a decline in our net earnings and NAV.
As part of our New Investment Strategy, if our investment adviser deems appropriate, we may also invest in more liquid secured debt of U.S.-based Growth Companies that are traded in private over-the-counter markets. We may also use borrowings to purchase these over-the-counter securities.
While we intend to make debt investments in Growth Companies across various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate having commitments for their first round of institutional venture capital or private equity financing before we will consider making an investment. A debt investment in later stage or more established companies typically bears lower credit risk and correspondingly offers lower yields compared to earlier stage companies or companies without a financial sponsor. As a result, our debt investments could result in a lower distribution rate than distribution rates of comparable BDCs which make debt investments in earlier stage companies.
 Our secured and unsecured debt investments, like an investment in any debt instrument, are a function of the credit risk associated with the borrower. Credit risk is the risk that a borrower will fail to make principal and interest payments when due or otherwise default on the terms of the debt instrument. Borrowers with higher credit risk typically offer higher yields to compensate for this added risk of default. Conversely, borrowers with lower credit risk typically offer lower yields. Therefore, under normal market conditions, an investment in secured or unsecured debt of a borrower with a higher credit risk will generate a higher yield to the investor, assuming the borrower makes all required interest and principal payments in a timely manner and according to the terms of the debt instrument.We intend to make both secured and unsecured debt investments in growth companies across various stages of development, however, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate having commitments for their first round of institutional venture capital or private equity financing before we will consider making an investment. We also expect a prospective portfolio company to demonstrate its ability to advance its technology and product development and a path towards revenue generation or increase its revenues and operating cash flow over time. These types of companies typically have lower credit risk and a correspondingly lower yield. Lower yields from our debt investments could therefore result in a lower distribution rate to our stockholders than the distribution rates of other BDCs that make, or may in the future make, investments in primarily or exclusively earlier stage companies or companies without a financial sponsor. As a result, an investment in us may result in a lower return than an investment in other BDCs.
It is unclear how increased regulatory oversight and changes in the method for determining the London Interbank Offered Rate, or LIBOR, may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR or the Wheatley Review, were released. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including additional statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, or the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
An investment strategy focused primarily on private Growth Companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key personnel at a given portfolio company, a lack of a diversified product line, a dependence on several key customers and a greater vulnerability to economic downturns.
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
Portfolio companies that do not have venture capital or private equity firms as financial sponsors may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of your investment.
Portfolio companies that do not have venture capital or private equity investors as financial sponsors may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have financial sponsors may be less financially sophisticated and may not have access to independent members to serve on their boards, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that have a financial sponsor.
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
Our investments in life sciences companies are subject to numerous risks, including competition, extensive government regulation, product liability and commercial difficulties.
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
Further, the development of products by biotechnology, pharmaceutical and medical device companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.
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
Although 70% of our investments must be in U.S.-based companies, we may invest in obligations of obligors organized or incorporated under the laws of a country other than the U.S. or a state or territory thereof. Investments in the obligations of non-U.S. obligors involve certain special risks related to regional economic conditions and sovereign risks which are not normally associated with investments in the obligations of sovereign and corporate obligors located in the U.S. We are unable to provide any information regarding the specific risks associated with purchasing a loan, participation interest or other investment governed by a law other than those of a U.S. jurisdiction. These risks may include and economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets, confiscatory taxation, taxation of income earned in foreign nations or other taxes or restrictions imposed with respect to investments in foreign nations, foreign exchange controls (which may include suspension of the ability to transfer currency from a given country and repatriation of investments) and uncertainties as to the status, interpretation and application of laws including, but not limited to those relating to insolvency. In addition, there is often less publicly available information about non-U.S. obligors than about sovereign and corporate obligors in the U.S. Sovereign and corporate obligors in countries other than the U.S. may not be subject to uniform accounting, auditing and financial reporting standards, and auditing practices and requirements for both foreign public and private obligors may not be comparable to those applicable to U.S. companies. It also may be difficult to obtain and enforce a judgment relating to investments issued by a non-U.S. obligor in a court outside the U.S.
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
Any unrealized depreciation we experience on our debt and equity investments may be an indication of future realized losses, which could reduce our gains available for distribution.
As a BDC, we are required to carry our debt and equity investments at fair value which shall be the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our board of directors in accordance with our valuation policy. We are not permitted to maintain a reserve for loan losses. Decreases in the fair values of our debt and equity investments are recorded as unrealized depreciation. Any unrealized depreciation in our debt or equity portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us and the potential future decline in the value of our investments. This could result in realized losses in the future and ultimately reduces our gains available for distribution in future periods.

While most of our debt and equity investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations.
As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our debt and equity investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our debt and equity investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations.
We may participate on creditors’ committees to negotiate the management of financially troubled companies.
We may (through an agent) participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or we may seek to negotiate directly with the debtors with respect to restructuring issues. If we do join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to our interests. By participating on such committees, we may be deemed to have duties to other creditors represented by the committees, which might expose us to liability to such other creditors who disagree with our actions.
We may also be provided with material non-public information that may restrict our ability to trade in such company’s securities. While we intend to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, we may trade in a company’s securities while engaged in such company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause us to incur significant legal fees and potential losses.
We may choose to waive or defer enforcement of covenants in the debt investments held in our portfolio, which may cause us to lose all or part of our investment in these companies.
We may structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. The purpose of these provisions is to require our portfolio companies to act, or refrain from acting, in a manner that we believe will best protect the capital we have invested. However, the financial condition and results of operations of our portfolio companies may cause us to determine that it would be in our stockholders’ and portfolio companies’ best interest to waive or defer enforcement of these provisions. As a result, we may offer a flexible payment and covenant enforcement structure to our portfolio companies. Accordingly, determination to waive or defer enforcement of some or all of these covenants may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. In certain situations, we may even elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company, including situations where we believe that one or more financial sponsors intend to, express their intent to, or provide subject to milestones or contingencies, continued support, assistance or financial commitment to the borrower. We may also modify or waive a provision or term of our existing debt securities which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us in the short term as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our debt securities than traditional lenders due to our investment philosophy to provide the portfolio company with the time and flexibility needed to enable it to comply with the terms of the covenant. These actions may reduce the likelihood in the short term of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. These events could harm our financial condition and operating results.
If the collateral supporting our secured debt decreases in value, we may not have sufficient collateral to cover losses and may experience losses upon foreclosure.
We believe our portfolio companies generally will be able to repay our loans from their available capital, from future capital-raising transactions or from current or anticipated cash flow from operations. However, to mitigate our credit risks, we typically take a security interest in all or a portion of the assets of our portfolio companies, including equity interests in their subsidiaries. This means we have a claim on these assets in the event of a default. However, there is a risk that the collateral securing our debt may decrease in value over time, may be difficult to appraise or sell in a timely manner and may fluctuate in value based upon the business and market conditions, including as a result of an inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration of a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration of the value of the collateral for our secured debt. Consequently, although our debt may be secured, we may not receive principal and interest payments according to the terms of our debt securities and because of a borrower’s declining business condition. In addition, the value of the collateral may not be sufficient to recover our debt investment should we be forced to enforce our remedies.
In addition, because we invest in Growth Companies across various stages of development, a substantial portion of the assets securing our debt investment may be in the form of intellectual property, if any, inventory, equipment, cash and accounts receivables. Unlike property, plant and equipment, intellectual property is an intangible asset such as a copyright, a trademark or trade name or even a patent. Intellectual property, if any, which secures our debt investments could lose value if the portfolio company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Rapid changes in technology may also render previously valuable intellectual property less valuable. In addition, in lieu of a security interest in a portfolio company’s intellectual property we may sometimes obtain a security interest in all assets of the portfolio company other than intellectual property and also obtain a commitment by the portfolio company not to grant liens to any other creditor on the company’s intellectual property. In these cases, we may have additional difficulty recovering our principal in the event of a foreclosure. Similarly, any equipment securing our debt investments may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.
Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.
Some of our portfolio companies’ businesses are heavily dependent upon the prices of, and demand for, oil and natural gas, which have recently declined significantly and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.
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
Second priority liens on collateral securing our debt investments may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
 Some of our debt investments will be secured on a second priority basis by the same collateral securing senior debt of the portfolio companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding secured debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the secured debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
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
We plan to generally hold debt investments until maturity, unless earlier prepaid. Any direct equity investments such as preferred stock holdings typically will not provide us with liquidity opportunities for at least four years, if not substantially longer. We expect to primarily invest in companies whose securities are not publicly traded, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our debt and equity investments may make it difficult for us to sell these investments when desired, if at all. We may also face other restrictions on our ability to liquidate an investment in a publicly traded portfolio company to the extent that we possess material non-public information regarding the portfolio company or during the underwriters’ customary 180-day lockup period following an IPO. Because most of our investments are illiquid, we may be unable to dispose of them, in which case we could fail to qualify as a RIC or BDC, or we may not be able to dispose of them at favorable prices, and as a result, we may suffer losses.
Many of the Growth Companies that we intend to target will have complex capital structures.
Although we intend to invest primarily in the secured and unsecured debt of Growth Companies, we may also make direct equity investments in these companies either in connection with our debt investments or on a stand-alone basis. Such companies frequently have complex capital structures based on multiple rounds of equity financing and, as a result, may have multiple classes of common and preferred equity securities with differing rights, including with respect to voting, dividends, redemptions, liquidation, and conversion rights. Although we seek to make equity investments in the portfolio company’s most senior class of equity securities, the seniority and protections provided in these types of equity investments may be diminished if the portfolio company issues more senior securities in a subsequent equity financing round. The value of our equity investments may also be adversely affected by subsequent debt financing by a portfolio company. Our investment adviser typically requires information on the private company’s capital structure as part of its due diligence process. Although we believe that our investment adviser’s investment professionals have extensive experience evaluating and investing in Growth Companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Further, a preferred equity investment we make may be superseded by another series of preferred stock with greater priority. Any failure on our part to properly evaluate the relative rights and value of a class of equity securities in which we invest could cause us to lose part or all of our equity investment, which in turn could have a material and adverse effect on our NAV and results of operations.

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
We may not succeed in negotiating structural protections for our direct equity investments under our New Investment Strategy, and cannot assure you that we will realize gains from structural protections in these investments.
 As part of our New Investment Strategy, our investment adviser may attempt to negotiate structural protections with respect to our direct equity investments that may provide an opportunity to earn a potential enhanced return upon an IPO, sale, merger or liquidation. Such structural protections may include preferred rights relative to other security holders, conversion rights which would result in us receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, warrants that would result in us receiving additional shares for a nominal exercise price at the time of an IPO or liquidation preferences at amounts greater than our investment cost or with participation rights entitling us to participate with common stockholders after all liquidation preference are paid. There can be no assurance that our investment adviser will succeed in negotiating structural protections for our direct equity investments. Even if our investment adviser succeeds in obtaining such protections, our ability to realize the potential value associated with these structural protections will depend on a number of factors including the completion of the IPO, any adjustment to the terms of the structural protection that may be negotiated during the IPO process and the possible subsequent issuance of more senior securities that may impact the relative value of our investment. Further, even if an IPO is completed, we would not realize the potential value associated with these structural protections unless the market price of the portfolio company’s common shares equaled or exceeded the IPO price at the time such shares were sold following the customary 180-day lockup period. Further, our ability to realize the potential value associated with any structural protections at the time of a sale, merger or liquidation of a portfolio company will depend on a number of factors including the realization of sale, merger or liquidation proceeds (after payment of liabilities) sufficient to pay our senior preference amount, any adjustment to our preference amount that may be negotiated prior to any sale, merger or liquidation and the possible subsequent issuance of more senior securities that may make our preference rights subordinate to the preference rights of senior security holders. As a result, there can be no assurance that we will be able to realize the potential value of these structural protections even if we are able to obtain them.
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
 A typical “liquidity event” for a Growth Company may be an IPO, in which the Growth Company’s investors are able to dispose of their investment usually following a six-month post-IPO lockup period. A lack of IPO opportunities for Growth

Companies could lead to companies remaining in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for future early-stage companies in particular as, in general, venture capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO to preserve the value of their initial investment. In the best case, we would be required to forego investments in otherwise promising Growth Companies to provide the required financing for existing portfolio companies necessary to retain the value of our original investment, and in the worst case, this could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all. A lack of IPO opportunities for Growth Companies can also cause some financial sponsors to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other capital providers such as ourselves who are lenders to or potentially co-investors in such companies.
There will be uncertainty as to the value of our portfolio investments.
We expect that a large percentage of our portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We expect to value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our investment adviser intends to utilize the services of third-party valuation firms to aid it in determining the fair value of these securities. Our Board of Directors will discuss valuations and determine the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
Risks Relating to Our Business and Structure
Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
We intend to continue to qualify as a BDC under the 1940 Act.  The 1940 Act imposes numerous constraints on the operations of business development companies.  For example, business development companies are required to invest at least 70% of their total assets primarily in securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less.  Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.  Upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC.  If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and increase our costs of doing business.
Our financial condition and results of operations will depend on our ability to achieve our New Investment Objective.
Our ability to achieve our New Investment Objective will depend on our investment adviser’s ability to identify, analyze and invest in Growth Companies in accordance with our New Investment Objective.   There can be no assurance that our investment adviser will be successful in identifying and investing in Growth Companies in accordance with our New Investment Objective, or that we will achieve our New Investment Objective.
We may be unable to achieve the economies of scale we believe are necessary to provide our stockholders with an attractive return.
Our inability to raise equity capital or access debt financing or to successfully implement our New Investment Strategy could negatively affect our business, inhibit our ability to scale operations, and lead to an increase in our operating expenses as a percentage of our net assets. We must also bear certain fixed expenses, such as certain administrative, governance, regulatory and compliance costs that do not generally vary based on our size. As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, that do not generally vary based on our total assets.
Because the equity investments in our current portfolio do not generate current income, and because we distribute 100% of our net realized capital gains on at least an annual basis, our operating expenses have historically caused a steady decline in, and depletion of, our net assets. Unless and until the composition of our current portfolio is transformed to consist predominantly of income-generating assets, this depletion of net assets will continue for the foreseeable future. While subject to change due to various factors and our ability to successfully originate debt investment under our New Investment Strategy, we currently believe that this transformation to a portfolio that generates net investment income will not be completed until year-end 2016, at the earliest.
We may experience fluctuations in our periodic results, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.
We could experience fluctuations in our periodic results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our new investment criteria, the level of our expenses (including the interest rates payable on any borrowings we may incur), variations in and the timing of the recognition of realized gains or losses and unrealized appreciation and depreciation on our equity investments, the degree to which we encounter competition in our markets and general economic conditions.  Our periodic results will also be affected by the ability of our private portfolio companies in which we have made equity investments to complete their IPOs or complete a strategic sale/merger.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Our business model depends upon the development and maintenance of strong referral relationships with venture capital firms and investment banks, and our direct outreach to private companies.
We are substantially dependent on our relationships with venture capital firms and investment banks, which we use to help identify and gain access to investment opportunities, and our outreach to private companies that meet our new investment criteria.  If we fail to maintain our existing relationships, our relationships become strained as a result of enforcing our rights to protect our investments in certain portfolio companies, or we fail to develop new relationships with other firms or sources of investment opportunities, then we may not be able to grow our network of sources for new portfolio company investments and achieve our New Investment Objective.  In addition, persons with whom our investment adviser has relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of debt investments under our New Investment Strategy.  Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our new investment criteria.
Our ability to grow will depend on our ability to raise capital, and a disruption in the capital markets or the credit markets could negatively affect our business.
Limitations on our ability to raise additional capital may prevent us from pursuing new investment opportunities.  Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.
We operate in a highly competitive market for investment opportunities.
A large number of entities compete with us to make the types of debt investments that we target as part of our New Investment Strategy.  We compete for such debt investments with a large number of investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies.  Most of these competitors are substantially larger, have considerably greater financial resources than we do, may have a lower cost of funds as well as access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and offer better pricing and more flexible structuring than we are able to do. Our investment adviser and its affiliates may also form additional BDCs or other investment programs, enter into other investment advisory relationships or engage in other business activities, even though such activities may be in competition with us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and, as a result, such companies may be more successful in completing their investments.  There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make debt investments that are consistent with our New Investment Objective.
The incentive fee may induce our investment adviser to make speculative investments or incur leverage.
The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement.  The way in which the incentive fee payable to our investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments.  In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our investment adviser to seek to use leverage to make additional investments.  We will be required, however, to obtain the approval of our Board of Directors before we incur any indebtedness.  Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock.  Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, our investment adviser has control over the timing of the acquisition and sale of our equity investments, and therefore over when we realize gains and losses on these equity investments.  As a result, our investment adviser may face a conflict of interest in determining when it is appropriate to sell a specific equity investment, to the extent that doing so may serve to maximize its incentive fee at a point where selling such investment may not necessarily be in the best interests of our stockholders.  Our Board of Directors monitors such conflicts of interest in connection with its review of the performance of our investment adviser under our Investment Advisory Agreement, as well as during its quarterly review of our financial performance and results of operations.
We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities.  We may borrow funds to finance the purchase of our investments in portfolio companies, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  The costs associated with any borrowing will be indirectly borne by our common stockholders.  If we do incur leverage, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders.  Lenders would have claims on our assets that are superior to the claims of our common stockholders.  If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged.  Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.  Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed.  Leverage is generally considered a speculative investment technique.  Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.  To the extent we use debt to finance our investments, changes in interest rates may affect our cost of capital and increase our net investment loss.  In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to our investment adviser.
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
Our investment adviser's compensation may create an incentive to cause us to incur leverage.
Our base management fee is calculated on the basis of our total assets, including assets acquired with the proceeds of leverage.  We may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  Our investment adviser faces conflicts of interest with respect to the use of leverage because it would increase its fees.

Our investment adviser and its affiliates, officers and employees have certain conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.
We have entered into an Investment Advisory Agreement with our investment adviser.  We pay our investment adviser our allocable portion of overhead and other expenses incurred by it in performing its obligations under the Investment Advisory Agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff, which creates conflicts of interest that our Board of Directors must monitor. RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of our investment adviser, also provides us with legal services, website design and maintenance and investor relations services, which creates conflicts of interest that our Board of Directors will monitor. The Audit Committee of our Board of Directors also reviews and approves any transactions with related parties.
Our investment adviser has certain conflicts of interest in connection with the management of our business affairs. Personnel of our investment adviser must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including the other programs sponsored by affiliates of AR Capital, the indirect owner of our investment adviser, as well as BDCA Adviser the investment adviser to BDCA, BDCA Adviser II, LLC, the investment adviser to BDCA II), each public, non-listed BDCs, and with any BDCs or other investment programs that may be sponsored by our investment adviser and its affiliates in the future.
The compensation payable by us to our investment adviser must be approved by our Board of Directors consistent with the exercise of the requisite standard of conduct applicable to directors under Maryland law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided to us or whether or not our stockholders receive distributions, and may be based in part on the value of assets acquired with leverage.
Our investment adviser and its affiliates are not restricted from forming additional BDCs or other investment programs, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us or may involve substantial time and resources of our investment adviser and its affiliates.
To the extent permitted by the 1940 Act and the interpretations of the SEC staff, our investment adviser may determine it is appropriate for us and one or more other investment accounts managed by our investment adviser or any of its affiliates to participate in an investment opportunity. These co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our investment adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of us, the clients for which participation is appropriate and any other factors deemed appropriate.
As a BDC, we may be limited in our ability to invest in any portfolio company in which BDCA, BDCA II or any other investment account managed by investment advisers affiliated with our investment adviser or any of its affiliates has an investment unless we obtain exemptive relief from the SEC.
On October 2, 2014, we, BDCA and BDCA II and our respective advisers filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. This exemptive relief, if granted by the SEC, would be subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds. In the event exemptive relief is granted by the SEC, we expect to present qualifying co-investment opportunities for Growth Companies to affiliated investment funds that intend to rely on the relief and, likewise, we would expect to be presented with qualifying co-investment opportunities for Growth Companies by affiliated investment funds that intent to rely on relief.
A first amendment to the application for exemptive relief was filed with the SEC on March 13, 2015. However, to date, the SEC has not ruled on the application for exemptive relief and it is possible that the application for exemptive relief could be under review by the SEC for an extended period. There is also no assurance that we will obtain the requested relief from the SEC.
Our investment adviser can resign on 120 days’ notice and we may be unable to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our investment adviser has the right, under our Investment Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not.  If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all.  If we are unable to do so promptly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline.  In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates.  Even if we were able to retain comparable management, the integration of such management and their lack of familiarity with our investment objective might result in additional costs and time delays that could adversely affect our financial condition, business and results of operations.
Operating under the constraints imposed on us as a BDC and a regulated investment company may hinder the achievement of our investment objectives.
The 1940 Act imposes numerous constraints on the operations of BDCs.  For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S.-based private companies or public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and other high quality debt instruments that mature in one year or less.  In addition, qualification for taxation as a regulated investment company, or RIC, requires satisfaction of source-of-income, diversification and distribution requirements.  These constraints, among others, may hinder our investment adviser's ability to take advantage of attractive investment opportunities and to achieve our investment objective.
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage if we borrow funds to make additional investments.
We may borrow funds or issue senior securities, including preferred stock, to finance the purchase of our investments in portfolio companies, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.  We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that is was in our best interest and the best interests of our stockholders.   We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Our Board of Directors is required under the 1940 Act to approve any issuance of senior securities.  Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that were to happen, we might be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.
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
Changes in laws or regulations governing our business could negatively affect the profitability of our operations.
Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations, in addition to applicable foreign and international laws and regulations, and are subject to judicial and administrative decisions that affect our operations, including our loan originations maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.
If our common stock trades below its net asset value per share, our ability to raise additional equity capital will be adversely affected, and any offering of our common stock at a price below net asset value will result in immediate dilution to existing stockholders upon the closing of any such offering.
Except for a rights offering, we are not generally able to issue and sell our common stock at a price below net asset value per share.  We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interest and the best interest of our stockholders, and our stockholders approve such sale.  Since the listing of our common stock on Nasdaq on December 12, 2011, our shares have typically traded at a discount to our net asset value per share.  If our common stock persistently trades below net asset value, the prospect of dilution to our existing stockholders may result in it being unattractive to raise new equity, which may limit our ability to grow.  If our Board of Directors determines that a sale of common stock at a price below the current net asset value is in the best interests of us and our stockholders, our Board may consider a rights offering or it may seek approval from our stockholders for the authority to sell shares of our common stock below net asset value.  The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.
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
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income, such as payment-in-kind ("PIK") interest on certain debt investments.
Under our New Investment Strategy, we are focused primarily on deriving current interest income on our debt investments. If we acquire debt obligations with PIK provisions, under applicable tax rules, we must include in income each year a portion of the PIK interest earned in that year.  Because PIK interest will be included in our investment company taxable income in the year it is earned, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we may not have received any corresponding cash amount.  As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification for RIC tax treatment under the Code.  We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose.  If we are not able to obtain cash from other sources, we may fail to continue to qualify for RIC tax treatment and thus become subject to corporate-level income tax.  As we transition our portfolio to debt investments under our New Investment Strategy, we expect to generate current income and for current income to comprise a source of return for our stockholders over time. However, there is no guarantee that current income will exceed our annual operating expenses and result in us earning investment company taxable income for a taxable year which would need to be distributed to satisfy the Annual Distribution Requirement .
To the extent original issue discount ("OID") or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include OID instruments and contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.
•For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
Even in the event the value of your investment declines, the base management fee will still be payable.
The annual base management fee is calculated as 2% of the value of our gross assets.  The base management fee is payable regardless of whether the value of our gross assets or your investment declines.  As a result, we may owe our investment adviser a base management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the base management fee is paid.
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
We face cyber-security risks.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our investment professionals were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunication outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
Our Board of Directors is authorized to reclassify any unissued shares of our stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.
Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock.  Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of us and our existing common stockholders.  Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock.  We are authorized to issue up to 200,000,000 shares of common stock and, as of December 31, 2014, we had 9,793,994 shares of common stock issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation.  The cost of any such reclassification would be borne by our existing common stockholders.  In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors.  As a result, our preferred stockholders would have the ability to reject a director that would otherwise be elected by our common stockholders.  In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders would not chose to act in a manner that tends to favors our preferred stockholders, particularly where there was a conflict between the interests of our preferred stockholders and our common stockholders.  The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests.  The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion.  These effects, among others, could have an adverse effect on your investment in our common stock.
Our Board of Directors may change certain of our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
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

Risks Related to Our Common Stock
The market price of our shares of common stock may be adversely affected if we are unable to increase our capital base or successfully implement our investment strategy.
Many of our operating expenses as a public company are fixed and independent of the size of our net assets. If we are unable to increase our capital base, or if our capital base continues to decline as has historically been the case, the ratio of our operating expenses to net assets may continue to increase, which may adversely impact our return to stockholders. Also, declining net assets and/or an increasing operating expense ratio may diminish the marketability of our common stock, which in turn may lead to diminished (or no) institutional ownership of our stock and the corresponding risk of a stock price that trades at a sustained discount to net asset value, which discount may be large.
Our investments also involve a high degree of risk and, as a result, we may incur losses in the value of our investment portfolio. Portfolio company investments will be highly speculative and, therefore, an investor in our common stock may lose his entire investment. Unrealized depreciation of the debt and equity securities of our portfolio companies will always be a by-product and risk of our business, and there can be no assurance that our investment adviser will be successful in executing our investment strategy. The market price of our shares of common stock may be adversely affected if we are unable to successfully implement our investment strategy, and an investment in our common stock would not be suitable for investors with lower risk tolerance.
Investing in shares of our common stock is highly speculative and an investor could lose all or some of the amount invested.
Under our New Investment Strategy, we are focused on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy. We may also invest in equity or equity-like securities alongside our debt investments. Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio.  Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his entire investment.  Write-downs of our debt and equity investments in privately held companies will always be a by-product and risk of our business, and there can be no assurance that we will be able to achieve an acceptable return on our portfolio company investments.  An investment in our common stock would not be suitable for investors with lower risk tolerance.
Our common stock price may be volatile and may decrease substantially.
Since shares of our common stock were listed on the Nasdaq Capital Market beginning December 12, 2011, the trading price of our common stock has fluctuated substantially.  We expect that the trading price of our common stock will continue to fluctuate substantially.  The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance.  These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

•	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

•	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	fluctuations in the valuation of our portfolio investments;

•	public perception of the value of our portfolio companies;

•	operating performance of companies comparable to us;

•	market sentiment in the technology sector in which we invest; or

•	departures of any of the principals or other investment professionals of our investment adviser.
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
Our shares might trade at a sustained discount from net asset value, and since the listing of our common stock on Nasdaq on December 12, 2011, our shares have typically traded at a discount to our net asset value per share.
Shares of closed-end funds, including business development companies like us, may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share.  The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock investments generally, for initial public offerings and other exit events for venture capital-backed companies, and the mix of companies in our investment portfolio over time.  Because accurate financial and other data on our portfolio companies may be limited and not publicly disseminated, the public perception of their value may be unduly influenced by trading levels on secondary marketplaces, speculation about their prospects, market conditions, uninformed investor sentiment or other factors.  Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.  Since the listing of our common stock on Nasdaq on December 12, 2011, our shares have typically traded at a discount to our net asset value per share, and there is no assurance that shares of our common stock will ever trade at or above our net asset value.
The possibility that our shares will continue to trade at a discount from net asset value is a risk separate and distinct from the risk that our net asset value per share will decrease.  The risk of purchasing shares of a BDC that might trade at a sustained discount is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in discount levels than upon increases or decreases in net asset value per share.
There is a risk that you may not receive dividends or that our dividends may not grow over time or may be reduced over time, particularly since our current portfolio company investments consist entirely of securities that do not produce current income, and any dividends we do pay are expected to vary significantly based on our net realized capital gains until we have successfully transitioned to a portfolio of debt investments that pays current interest income.
Under our revised distribution policy, we intend to pay quarterly regular distributions to our stockholders in an amount determined and declared by the Board of Directors in the first quarter of each year. These regular distributions are intended to provide a minimum level of distributions to our stockholders each year until we are generating sufficient net investment income under our New Investment Strategy.
Since our current portfolio company investments do not generate current income (i.e., dividends or interest income), we do not expect our distributions to be sourced from net investment income. As we transition our portfolio to debt investments under our New Investment Strategy, however, we expect to generate current income and for current income to comprise a source of return for our stockholders over time. If and when we are able to generate net investment income under our New Investment Strategy, we intend to pay distributions equal to at least 90% of our taxable net investment income each year in order to maintain our RIC status for tax purposes.
Because of the unpredictable and inconsistent nature of the net realized capital gains we may earn over the next several years, our regular distributions are intended to provide a more consistent and predictable return to our stockholders until we are able to generate sufficient and consistent levels of net investment income under our New Investment Strategy. If our regular distributions for the year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our common stock.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets available for investments.
Due to the uncertainty of our current portfolio companies achieving a liquidity event and our ability to sell our positions at a gain following a liquidity event, as well as the uncertainty of when we may be able to generate sufficient net investment income from our New Investment Strategy, we can give no assurance that we will be able to earn net investment income or net realized capital gains during the year from which we can pay distributions. Furthermore, we can give no assurance that we will achieve investment results or maintain a tax status that will allow us to pay distributions from year-to-year.  Our ability to pay more than a minimum level of distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, our ability to sell our publicly traded portfolio positions at a gain, and our ability to implement our New Investment Strategy in a timely manner.  There is no assurance that our current portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments.  Our ability to pay distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.
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
Sales of our shares of common stock by our officers or by large stockholders could adversely and unpredictably affect the price of those securities.  Additionally, the price of our shares of common stock could be affected even by the potential for sales by these persons.  We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price.  Furthermore, due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of its stock in a short period of time, the price of our stock may decline.
Item 1B.  Unresolved Staff Comments
Not applicable.
Item 2.  Properties
We do not own any real estate or other physical properties materially important to our operation.  Our headquarters are located at 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado, 80111, where we occupy our office space pursuant to our Investment Advisory Agreement with our investment adviser.  We believe that our office facilities are suitable and adequate for our business as it is presently conducted.  Our investment adviser also maintains offices in New York, New York and Palo Alto, California.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock was listed and began trading on the Nasdaq Capital Market on December 12, 2011.  Our shares of common stock are traded under the symbol “BDCV.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for the past two fiscal years.

	Price Range
Quarter Ended	High	Low
2014
December 31, 2014	$5.39	$4.52
September 30, 2014	$6.25	$4.40
June 30, 2014	$6.68	$5.62
March 31, 2014	$6.51	$5.85

2013
December 31, 2013	$7.70	$5.81
September 30, 2013	$8.05	$5.85
June 30, 2013	$6.85	$5.65
March 31, 2013	$6.87	$6.10
The last reported price for our common stock on March 25, 2015 was $5.09 per share. As of March 25, 2015, we had approximately 800 stockholders of record.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares.  The possibility that our shares of common stock will trade at a sustained discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease.  Since the listing of our common stock on Nasdaq on December 12, 2011, our shares have typically traded at a discount to our net asset value per share, and there is no assurance that shares of our common stock will ever trade at or above our net asset value.
Stock Repurchases
On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million.  Under the repurchase program, we are authorized to repurchase shares of our common stock up to $5 million in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.  The repurchase program may be extended, modified or discontinued at any time for any reason.  This stock repurchase program expired on March 22, 2015. However, on March 26, 2014, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire September 22, 2015. The stock repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases. In addition, due to our quarterly earnings blackout period, we will not be able to repurchase shares of our common stock until after we file our quarterly report for the quarter ended March 31, 2015.
During the year ended December 31, 2014, we repurchased 128,977 shares of our common stock at an average price of $5.16 per share, including commissions, with a total cost of $665,998.  Our net asset value per share increased by $0.03 per share as a result of the share repurchases during the year ended December 31, 2014.  The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2014 was 25%.

Details of the monthly share repurchases under our stock repurchase program during the year ended December 31, 2014 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Cost of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
September 2014	—	$—	$—	—	$—	$5,000,000
October 2014	—	—	—	—	—	5,000,000
November 2014	33,106	172,459	5.21	33,106	172,459	4,827,541
December 2014	95,871	493,539	5.15	128,977	665,998	4,334,002
Total	128,977	$665,998	$5.16	128,977	$665,998
Our Board of Directors previously authorized a stock repurchase program of up to $5 million which commenced on May 9, 2012 and was discontinued on October 24, 2013. Under this stock repurchase program, during the year ended December 31, 2013, we repurchased 339,445 shares of our common stock at an average price of $6.48 per share, including commissions, with a total cost of $2,198,415.  Under this stock repurchase program, we repurchased an aggregate of 448,441 shares of common stock from inception through October 24, 2013 for a total cost of $2,962,594.
Distributions
Distribution Policy
Our Board of Directors previously adopted a distribution policy whereby we generally paid quarterly distributions to our stockholders out of assets legally available for distribution, as determined by our Board of Directors, with the intention of distributing 100% of our net realized capital gains annually.
On March 26, 2015, our Board of Directors revised our distribution policy. Under our revised distribution policy, we intend to pay regular quarterly distributions (the "Regular Distributions") to our stockholders in an amount determined and declared by the Board of Directors in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to our stockholders each year until we are generating sufficient net investment income under our New Investment Strategy. To the extent our net realized capital gains exceed the aggregate amount of our Regular Distributions for a year, our Board of Directors also intends to declare a special distribution in December of each year (the "Special Distribution") so that the total distributions for the year represent at least 100% of our net realized capital gains. However, our Board of Directors may adjust the amount of the Regular and Special Distributions we pay each year based on other factors that it deems relevant from time to time including, without limitation, our financial condition, cash availability, maintenance of our RIC status, corporate-level income and excise tax planning, and compliance with applicable BDC regulations.  Further, we intend to pay our Regular and Special Distributions entirely in cash based on the current level of the stock price discount to our net asset value.
Since our current portfolio company investments do not generate current income (i.e., dividends or interest income), we do not expect our distributions to be sourced from net investment income. As we transition our portfolio to debt investments under our New Investment Strategy, however, we expect to generate current income and for current income to comprise a source of return for our stockholders over time. If and when we are able to generate net investment income under our New Investment Strategy, we intend to pay distributions equal to at least 90% of our taxable net investment income each year in order to maintain our RIC status for tax purposes. While subject to change due to various factors and our ability to successfully originate debt investment under our New Investment Strategy, we currently believe that our transformation to a portfolio that generates net investment income will not be completed until year-end 2016, at the earliest.
If our Regular Distributions for the year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our common stock.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets available for investments.

Consistent with our revised distribution policy, on March 26, 2015, our Board of Directors declared quarterly Regular Distributions for 2015 each in the amount of $0.15 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
First Quarter	$0.15	April 15, 2015	April 29, 2015
Second Quarter	$0.15	June 11, 2015	June 25, 2015
Third Quarter	$0.15	September 11, 2015	September 25, 2015
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
Each of these quarterly distributions will be paid entirely in cash.
Our Board of Directors may amend or terminate the distribution policy at any time.
A more detailed description of our distribution policy is located in Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions of this annual report on Form 10-K.
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
Dividend History
The distribution amounts, and the record and payment dates, for our distributions for the years ended December 31, 2014, 2013, 2012 and 2011 are set forth in the table below.

Date Declared	Record Date	Payment Date	Amount Per Share		Source of Distribution
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains (2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	$0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13
Total - Cumulative			$1.35
(1) This dividend was paid in cash and shares of our common stock.
(2) Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2014.
(3) Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.

(4) The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.
Performance Graph
Our common stock was listed and began trading on Nasdaq on December 12, 2011.  Accordingly, we do not have five years of performance history and will present cumulative stockholder return for the period beginning December 12, 2011 and ending December 31, 2014.
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
The Russell 2000 Index is a broad equity market index that includes companies whose equity securities are traded on the same exchange as us.  Our selected peer issuer index consists of three BDCs (with relatively comparable market capitalizations to us) whose investment objective is to maximize capital appreciation with a focus on making equity investments in private portfolio companies, which is consistent with our former investment objective.  The selected peer issuer index includes: Firsthand Technology Value Fund (Nasdaq: SVVC), GSV Capital Corp. (Nasdaq:  GSVC) and Harris & Harris Group, Inc. (Nasdaq: TINY).
This graph and other information furnished under Part II. Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.  The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data
The following selected financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from our audited financial statements included our annual reports on From 10-K for the respective years. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	At and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Total investment income	$69,295	$39,953	$3,870	$54,348	$54,009
Operating expenses:
Base management fees	1,568,964	1,462,495	1,533,808	1,153,058	218,876
Incentive fees	548,796	1,523,189	425,519	152,757	115,423
Administrative expenses allocated from investment adviser	570,074	651,811	633,997	450,019	404,633
Operating expenses before expense waiver from investment adviser	3,847,903	5,352,788	4,056,856	3,764,370	2,031,002
Waiver of base management fees	(97,797)	—	—	—	—
Total operating expenses net of expense waiver from investment adviser	3,750,106	5,352,788	4,056,856	3,764,370	2,031,002
Net investment loss	(3,680,811)	(5,312,835)	(4,052,986)	(3,710,022)	(1,976,993)
Net realized gains	6,778,371	4,400,178	282,203	—	—
Net (decrease) increase in unrealized appreciation	(4,034,392)	3,215,772	1,845,390	763,784	577,116
Net (decrease) increase in net assets resulting from operations	(936,832)	2,303,115	(1,925,393)	(2,946,238)	(1,399,877)

Per Share Data:
Net asset value per common share	$6.82	$7.65	$8.00	$8.23	$7.85
Net investment loss (1)	(0.38)	(0.59)	(0.44)	(0.54)	(1.43)
Net (decrease) increase in net assets resulting from operations (1)	(0.10)	0.25	(0.21)	(0.43)	(1.01)
Distributions declared (2)	0.70	0.49	0.03	0.06	—

Balance Sheet Data at Period End:
Investment in portfolio company securities at fair value	$45,841,199	$61,976,805	$65,023,706	$37,273,980	$4,177,607
Short-term investments at fair value	—	—	—	—	13,500,000
Cash and cash equivalents	27,437,568	13,537,328	8,934,036	39,606,512	4,753,299
Total assets	74,073,236	75,616,554	74,385,077	76,943,238	22,856,713
Total liabilities	7,239,699	2,577,084	972,137	558,523	400,313
Net assets	66,833,537	73,039,470	73,412,940	76,384,715	22,456,400
Common shares outstanding	9,793,994	9,548,902	9,174,785	9,283,781	2,860,299
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
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the timing of IPOs or strategic sales/mergers by our portfolio companies in which we made equity investments, our ability to achieve attractive returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this annual report on Form 10-K include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the investments we expect to make;

•	our ability to identify future portfolio companies that meet our investment criteria;

•	our ability to successfully implement our New Investment Objective and transition the existing portfolio into income-producing debt investments;

•	the impact of changes in interest rates on our contemplated debt investments;

•	the impact of a protracted decline in the market for IPOs on our business;

•	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the equity markets to raise capital to fund future portfolio company investments;

•
the ability of our portfolio companies to achieve their operating performance objectives and, in the case of portfolio companies in which we have made equity investments, to complete an IPO or strategic sale/merger;

•	our ability to find suitable debt investments with income that would enable us to pay advisory and operating expenses and pay a dividend;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a BDC and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our equity investments in portfolio companies after they have completed an IPO or in connection with a strategic sale/merger;

•	the timing, form and amount of any distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and

•	actual and potential conflicts of interest with our investment adviser and its affiliates.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this annual report on Form 10-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act.
Overview
We were incorporated on May 9, 2008 under the laws of the State of Maryland and are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, as of November 20, 2008. Effective July 1, 2014, we changed our name from Keating Capital, Inc. to BDCA Venture, Inc. Effective January 1, 2010, we elected to be treated for U.S. Federal income tax purposes as a RIC under Subchapter M of the Code. We commenced our portfolio company investment activities in January 2010. The shares of our common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

BDCA Venture Adviser serves as our investment adviser and also provides us with administrative services necessary for us to operate. In this capacity, our investment adviser is primarily responsible for the selection, evaluation, structure, valuation and administration of our investment portfolio, subject to the supervision of our Board of Directors. Our investment adviser is registered under the Advisers Act. We have entered into a custody agreement with and have appointed MidFirst Bank, formerly known as Steele Street Bank & Trust, as custodian of all of our portfolio company investments and other securities.
On July 1, 2014, the members of our investment adviser completed the sale of 100% of their issued and outstanding equity interests to BDCA Adviser. Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser, which is an indirect wholly-owned subsidiary of AR Capital, and changed its name from Keating Investments, LLC to BDCA Venture Adviser, LLC. In connection with the closing of the Transaction, we entered into a new Investment Advisory Agreement with our investment adviser, replacing the Prior Advisory Agreement, which automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. The Investment Advisory Agreement is identical with respect to all material terms and conditions of the Prior Advisory Agreement.
Change in Investment Objective
On September 22, 2014, our Board of Directors approved a change in our investment objective. Our New Investment Objective is to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. We intend to focus on making secured and unsecured debt investments in Growth Companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy. Alongside our debt investments, we also may invest in equity or equity-related investments.
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

Our investment adviser intends to focus future investment activities on debt investments in accordance with our New Investment Objective. However, to date, we have not made any debt investments under our New Investment Objective.
Due to regulatory constraints, we can only make investments of a relatively small size at this time. Given this restriction, we may have limited opportunities to make investments in Growth Companies that meet our investment criteria and under terms acceptable to us. Under our New Investment Objective, we intend to primarily make debt investments in privately held Growth Companies across various stages of development, including early, later and growth stage companies, more established companies and lower middle market companies. It has been our experience that the later and growth stage companies that we may target, which are typically backed by one or more venture capital firms, are generally seeking to borrow from a single lender in amounts that are larger than the maximum investment we can make given the size of our capital base and the need to satisfy diversification requirements in order to maintain our RIC status. In addition, it has been our experience that competition for these later and growth stage company investments from other lenders often leads to terms and pricing that our investment adviser does not believe adequately compensates us for the risk. With our current capital and investment size limitations, our investment adviser believes that we may need to focus more on investments in earlier stage companies which may have higher risks. While we have experience with equity investments in later and growth stage companies, we do not have significant experience with investments in earlier stage companies.
Under our New Investment Objective, we expect to receive current interest income on our debt investments and, to a lesser extent, realize potential capital appreciation from our debt investments, equity kickers and direct equity investments. As we transition our portfolio to debt investments under our New Investment Strategy, we expect to generate current income and for current income to comprise a source of return for our stockholders over time. However, if we are unable to successfully implement our New Investment Strategy in a timely manner or at all, our current income from debt investments may not exceed our annual operating expenses and, in such event, we may not be able to pay distributions representing earnings from net investment income. While subject to change due to various factors and our ability to successfully originate debt investment under our New Investment Strategy, we currently believe that our transformation to a portfolio that generates net investment income will not be completed until year-end 2016, at the earliest.
Our investment adviser will continue to manage our existing portfolio of equity securities consistent with past practices.
A more detailed description of the former and new investment strategies is located in Item 1. — Business of this annual report on Form 10-K.
Portfolio Activity
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
Investment activity during the year ended December 31, 2014 included the following:

•
We invested a total of $332,356 in three tranchesof subordinated convertible bridge notes ("Note Financing") of an existing portfolio company, Agilyx Corporation, during February and April of 2014. Immediately prior to the initial closing of the Note Financing round, all of the shares of Series C preferred stock held by us were converted into common stock on a one-for-one share basis ("Agilyx Conversion Common Stock"). Since we invested our pro rata amount in the Note Financing, we were able to exchange all of our Agilyx Conversion Common Stock for newly issued Series C preferred stock (based on the same series and terms as the previously converted Series C preferred stock) on a one-for-one share basis. In connection with the initial closing of Agilyx's Series E convertible preferred stock financing round in August 2014, the convertible bridge notes we held in the principal amount of $332,356 were automatically converted into shares of Series E-2 convertible preferred stock. The accrued interest under these bridge notes at the time of conversion was paid in cash.

•
We sold 1,230,747 shares of Millennial Media common stock, including 118,048 shares released from an indemnity escrow, for a net realized loss of $279,501. During December 2014, we also wrote off the remaining 17,146 shares of Millennial Media common stock that were held in escrow based on pending indemnity claims made against such escrowed shares, resulting in a realized loss of $68,700.

•
In April 2014, we invested $999,997 in the Series F convertible preferred stock financing of Stoke, Inc., an existing portfolio company. In connection with this Series F financing, we exchanged all of the shares of common stock that we held in Stoke for shares of Series F convertible preferred stock. We also received warrants to purchase shares of Series F convertible preferred stock at an exercise price of $0.01 per share. In November 2014, following the Series F financing, Stoke was acquired in an all-cash merger. As part of the merger, we received $530,713 in exchange for our Stoke preferred stock and preferred stock warrants, resulting in a net realized loss of $3,969,283. Under the merger agreement, the Stoke preferred stockholders, including us, are obligated to indemnify the buyer for certain stockholder indemnification claims and, in certain cases, our potential liability for indemnity claims could exceed the cash consideration we received at the closing.

•	In May 2014, we invested $2,999,999 in the Series E convertible preferred stock financing of Centrify Corporation, a new portfolio company.

•	In May 2014, we invested $54,280 in the Series F convertible preferred stock financing of Suniva, Inc., an existing portfolio company.

•
In June 2014, in connection with the initial closing of the Series D financing of SilkRoad, Inc., we received shares of Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note that we held in SilkRoad, including PIK interest which was also converted. As part of the initial closing of this Series D financing, we also received warrants to purchase Series D-1 convertible preferred stock which replaced the warrants issued to us in the convertible bridge note financing. Further, as part of the initial closing of the Series D financing, we received shares of Series D-2 convertible stock and Class B Common Stock in exchange for the shares of Series C convertible preferred stock held by us. In July 2014, in connection with a subsequent closing of the Series D financing, we invested $268,853 in SilkRoad’s Series D-1 convertible preferred stock and, in connection with this investment, we received shares of Series D-2 convertible preferred stock in exchange for all of the shares of Class B Common Stock that we received in the initial closing of the Series D financing.

•	In July 2014, we sold our entire position in Kabam’s Series D convertible preferred stock which resulted in a net realized gain of $671,140.

•
In September 2014, the maturity date of the BrightSource convertible bridge notes with an initial principal amount of $205,193 was extended from September 15, 2014 to February 15, 2015. In November 2014, we purchased BrightSource’s July 2014 and August 2014 promissory notes (collectively, the "Notes") for $82,693 and $25,284, respectively. Since we purchased our pro rata amount of the Notes, we received 7,197 shares of Series 1 convertible preferred stock in exchange for 107,955 shares of Series 1A non-convertible preferred stock. The Notes were not convertible and had an initial maturity date of December 31, 2014. On December 30, 2014, the maturity date of the Notes was extended to January 15, 2015.

•
In November 2014, following the expiration of post-IPO lockup restrictions, we sold 377,358 shares of common stock of TrueCar, Inc., a publicly traded company, resulting in a net realized gain of $3,519,048.

•
In November 2014, Xtime, Inc. completed an all-cash merger transaction in which we were entitled to receive a purchase price of $10,511,947 in exchange for our Xtime preferred stock and common stock warrants, resulting in a net realized gain of $7,511,947. At the closing of the merger, $809,311 of the purchase price was set aside in escrow as partial security for potential stockholder indemnification obligations under the merger agreement.

•
In October 2014, Harvest Power, Inc. completed the initial closing of the Series B convertible preferred stock financing (the "Series B Financing"). Immediately prior to the closing of the Series B Financing, all of the shares of Series B preferred stock held by us were converted into common stock (the " Harvest Power Conversion Common Stock") on a one-for-one share basis (the "Forced Conversion") and, following the Forced Conversion, each 194 shares of outstanding common stock were combined into one share of common stock (the "Reverse Split"). We purchased two times our pro rata amount in Series B preferred stock, or $404,527, at the subsequent closing of the Series B Financing in December 2014. Since we purchased two times our pro rata amount in Series B preferred stock, we exchanged our Harvest Power Conversion Common Stock for newly issued Series A-2 Preferred Stock (with a liquidation preference equal to 50% of the prior Series B preferred stock held by us).

•
In December 2014, Deem, Inc. reincorporated in Delaware from California and, in connection therewith, each 64 shares of Deem-California capital stock was exchanged for one share of Deem-Delaware capital stock. As part of the reincorporation, the conversion price of our Series AA-1 convertible preferred stock was adjusted to reflect the exchange ratio.

•	During December 2014, we wrote off 9,686 shares of common stock of Livescribe, Inc., resulting in a net realized loss of $606,187.
See "-Recent Developments" below.
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2014, 2013 and 2012 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments ("Escrowed Funds") held at the end of each period.

	Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$—	$—	$675,317	$(1,599,920)	$—	$—
LifeLock, Inc.	—	—	3,675,041	(1,911,002)	—	—
Solazyme, Inc.	—	—	49,820	342,456	403,631	(197,912)
NeoPhotonics Corporation	—	—	—	—	(121,428)	267,200
Xtime, Inc.	7,511,947	(2,830,000)	—	—	—	—
TrueCar, Inc.	3,519,048	(720,004)	—	—	—	—
Kabam, Inc.	671,140	(291,140)	—	—	—	—
Millennial Media, Inc.	(348,201)	(3,074,247)	—	—	—	—
Livescribe, Inc.	(606,186)	606,186	—	—	—	—
Stoke, Inc.	(3,969,283)	2,560,000	—	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	6,778,465	(3,749,205)	4,400,178	(3,168,466)	282,203	69,288
Portfolio Company Investments Held at End of Period	—	(185,444)	—	6,384,238	—	1,776,102
Total Portfolio Company Investments	6,778,465	(3,934,649)	4,400,178	3,215,772	282,203	1,845,390
Funds Held in Escrow from Sale of Investment	—	(99,743)	—	—	—	—
Total Portfolio Company Financial Assets	$6,778,465	$(4,034,392)	$4,400,178	$3,215,772	$282,203	$1,845,390
The following table summarizes the realized gains and losses from our disposition of portfolio company investments from inception through December 31, 2014 and the related portfolio company returns. Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses.

Portfolio Company	Quarter of Complete Disposition of Interest	Weighted Average Holding Period (Years) (1)	Investment Cost	Realized Gain (Loss)	Total Return Multiple (2)	Total Rate of Return (3)	Internal Rate of Return (IRR) (4)
Xtime, Inc.	Q4 2014	3.4	$3,000,000	$7,511,947	3.50x	250%	44%
TrueCar, Inc.	Q4 2014	3.2	2,999,996	3,519,048	2.17x	117%	28%
Millennial Media, Inc.(6)	Q4 2014	2.0	4,999,995	(348,201)	0.93x	(7)%	(4)%
Livescribe, Inc.	Q4 2014	1.9	606,186	(606,186)	0.00x	(100)%	(100)%
Stoke, Inc.(7)	Q4 2014	2.0	4,499,997	(3,969,283)	0.12x	(88)%	(77)%
Kabam, Inc.	Q3 2014	2.9	1,328,860	671,140	1.51x	51%	15%
LifeLock, Inc.	Q2 2013	1.1	5,000,000	3,675,041	1.74x	74%	66%
Corsair Components, Inc.	Q2 2013	1.8	4,000,080	675,317	1.17x	17%	9%
Solazyme, Inc.	Q2 2013	1.8	2,080,750	453,452	1.22x	22%	12%
NeoPhotonics Corp.	Q3 2012	2.6	1,000,000	(121,428)	0.88x	(12)%	(5)%
Total		2.1	$29,515,864	$11,460,847	1.39x	39%	16%
					Weighted-Average Return Multiple and Rates of Return (5)
(1) The weighted-average holding period is calculated based on the total investment amount and holding period of each disposition of shares.
(2) The total return multiple on a portfolio company investment is determined by dividing the net proceeds realized from the disposition of such investment by the aggregate cost of such investment. With respect to Xtime, Inc., the realized gain was calculated as if 100% of the funds held in escrow had been received as of the merger closing and, accordingly, the total return multiple would be reduced if any escrowed funds are retained to satisfy indemnity claims.
(3) The total rate of return on a portfolio company investment is determined by dividing the net gain or loss realized from the disposition of such investment by the aggregate cost of such investment. The total rate of return is not annualized. With respect to Xtime, Inc., the realized gain was calculated as if 100% of the funds held in escrow had been received as of the merger closing and, accordingly, the total rate of return would be reduced if any escrowed funds are retained to satisfy indemnity claims.
(4) Internal rate of return is the annualized rate of return on a portfolio company investment which takes into account the amount and timing of all cash flows related to such portfolio company investment including the initial investment, any follow-on investment and the net proceeds from the disposition of such investment. With respect to Xtime, Inc., the internal rate of return was calculated taking into account only the cash proceeds received at the closing of the merger and, accordingly, the internal rate of return would be increased if any escrowed funds are received after closing.
(5) The weighted-average total return multiple is determined by dividing the aggregate net proceeds from the disposition of all disposed portfolio companies by the aggregate investment cost of all disposed portfolio companies. The weighted-average total rate of return is determined by dividing the aggregate net gains and losses realized from the disposition of all disposed portfolio company investments by the aggregate cost of all disposed portfolio company investments. The weighted-average total rate of return is not annualized. The weighted-average internal rate of return is the annualized rate of return on all disposed portfolio company investments which takes into account the amount and timing of the cash flows related to all disposed portfolio company investments (as a group).
(6) With respect to Millennial Media, realized loss, total return multiple, total rate of return and internal rate of return have been calculated after taking into the write-off of all 17,146 shares of Millennial Media common stock held in escrow as of December 31, 2014 to satisfy indemnity claims. Accordingly, realized loss, would be reduced and total return multiple, total rate of return and internal rate of return would be increased if any of these escrowed shares are released and can be sold after December 31. 2014.
(7) With respect to Stoke, the realized loss, total return multiple, total rate of return and internal rate of return have been calculated based on the proceeds received by us at the closing of the merger. Accordingly, if we are required to pay any indemnity claims following the merger closing, realized loss would be increased and total return multiple, total rate of return and internal rate of return would be decreased.
These returns represent historical results. Past performance is not a guarantee of future results.
The following table presents the total invested capital at cost (including any follow-on investments) and the net invested capital at cost (after reduction for the cost of any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of December 31, 2014. As of December 31, 2014, 81.6% of our $43.3 million of net invested capital was made in the 2011 and 2012 vintage years.

Vintage Year (1)	Number of Portfolio Company Investments	Total Invested Capital (2)	Percent of Total Invested Capital	Dispositions of Portfolio Company Positions (Cost Basis) (3)	Net Invested Capital After Dispositions (3)	Percent of Net Invested Capital After Dispositions (3)
2010	4	$5,686,936	7.8%	$(3,686,936)	$2,000,000	4.6%
2011	10	32,330,408	44.4%	(11,328,936)	21,001,472	48.6%
2012	6	28,768,843	39.6%	(14,499,992)	14,268,851	33.0%
2013	1	3,000,000	4.1%	—	3,000,000	6.9%
2014	1	2,999,999	4.1%	—	2,999,999	6.9%
Total	22	$72,786,186	100.0%	$(29,515,864)	$43,270,322	100.0%
(1) Vintage year is based on the initial investment date of each portfolio company.
(2) Includes follow-on investments in a portfolio company that may have been made after the vintage year.
(3) For 2011, the disposition of Xtime, Inc. reflects a reduction of the $3,000,000 total invested capital (i.e., the total investment cost of Xtime, Inc.) notwithstanding $809,311 held in escrow as of December 31, 2014.
Portfolio Composition and Potential Exits
The total value of our investments was $45.8 million at December 31, 2014, compared to $62.0 million at December 31, 2013.
The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of December 31, 2014 and December 31, 2013.

	December 31, 2014			December 31, 2013
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$37,269,880	$43,060,000	92.50%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	—	340,000	0.73%	—	230,000	0.37%
Common Stock	1,756,202	160,000	0.34%	8,862,385	5,370,000	8.67%
Common Stock Warrants	—	—	—%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	238,501	450,000	0.97%	1,242,569	1,242,569	2.00%
Subordinated Secured Notes	109,202	109,202	0.23%	—	—	—%
Subtotal - Privately Held Portfolio Companies	39,373,785	44,119,202	94.77%	46,574,747	50,422,569	81.36%
Publicly Traded Portfolio Companies:
Common Stock	4,000,001	1,721,997	3.70%	8,999,996	11,554,236	18.64%
Total Portfolio Company Investments	$43,373,786	$45,841,199	98.47%	$55,574,743	$61,976,805	100.00%
Funds Held in Escrow from Sale of Investment	$809,311	$709,568	1.53%	$—	$—	—%
Total Portfolio Company Financial Assets	$44,183,097	$46,550,767	100.00%	$55,574,743	$61,976,805	100.00%
See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.
As of December 31, 2014, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies in an unrealized appreciation position is set forth below.

	December 31, 2014
Portfolio Company	Cost	Fair Value	Unrealized Appreciation	As % of Cost
Metabolon, Inc.	$4,000,000	$7,790,000	$3,790,000	95%
SilkRoad, Inc.	6,337,785	8,860,000	2,522,215	40%
Mode Media Corporation	4,999,999	6,850,000	1,850,001	37%
Deem, Inc.	3,000,000	4,290,000	1,290,000	43%
Zoosk, Inc.	2,999,999	3,790,000	790,001	26%
Centrify Corporation	2,999,999	3,310,000	310,001	10%
MBA Polymers, Inc.	2,000,000	2,100,000	100,000	5%
Total	$26,337,782	$36,990,000	$10,652,218	40%

As of December 31, 2014, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies in an unrealized depreciation position is set forth below.

	December 31, 2014
Portfolio Company	Cost	Fair Value	Unrealized Depreciation	As % of Cost
Harvest Power, Inc.	$2,904,526	$2,620,000	$(284,526)	(10)%
Suniva, Inc.	2,554,287	1,740,000	(814,287)	(32)%
BrightSource Energy, Inc.	3,244,834	1,389,202	(1,855,632)	(57)%
Tremor Video, Inc.	4,000,001	1,721,997	(2,278,004)	(57)%
Agilyx Corporation	4,332,356	1,380,000	(2,952,356)	(68)%
Total	$17,036,004	$8,851,199	$(8,184,805)	(48)%

As of December 31, 2014, we held equity investments in 12 portfolio companies, one of which is publicly traded (Tremor Video), and 11 of which are private companies. Of the 11 private companies, four have taken steps toward going public by either: (i) submitting an IPO registration statement with the SEC on a confidential basis, (ii) publicly filing an IPO registration statement with SEC, or (iii) publicly filing for an IPO registration statement with SEC and then subsequently withdrawing the registration statement. Collectively, we refer to these four portfolio companies as “IPO Action” portfolio companies. We do not disclose or identify which portfolio companies have filed registration statements confidentially.
Some IPO Action portfolio companies may file registration statements, either confidentially or publicly, but then elect, for a variety of reasons, not to update and amend these registration statements or to withdraw them. Accordingly, we do not know, and have no way of knowing, which, if any, of these IPO Action portfolio companies may eventually successfully complete an IPO. For example, we previously held a portfolio company which withdrew its registration statement and subsequently sold itself to a private equity fund.
Based on our quarterly calls with the management of our portfolio companies in November and December 2014, we believe that only one or two of our IPO Action portfolio companies may attempt to complete an IPO in 2015. However, there is no assurance that any IPO for any portfolio company will be completed. In either or both cases, we expect the IPO would more likely occur in the second half of 2015 which means our disposition of such positions would be delayed until 2016 following the expiration of the typical 180-day lockup period.
Of the remaining seven portfolio companies that we have not classified as IPO Action portfolio companies, we believe that some of these companies may be capable of completing an IPO in 2016. However, the shares of any such companies that complete an IPO after June 30, 2016 would only become eligible for resale in 2017 following the expiration of our typical 180-day lockup if an IPO were completed.
We also note that while the IPO market has been vibrant over the course of the last two years, very few cleantech companies have been able to go public during this period. We believe that, for a variety of reasons, cleantech companies may continue to face challenges completing IPOs, and that certain of our cleantech portfolio companies are not viable candidates to go public now or in the foreseeable future.
Finally, our private portfolio companies may also elect to pursue a strategic sale or merger in lieu of completing an IPO. An exit through a strategic sale or merger is typically unpredictable and we generally are not advised of such transactions. Accordingly, we have no visibility on any strategic sale or merger involving any of our private portfolio companies.
There can be no assurance that any of our existing private portfolio companies will complete an IPO or a strategic sale/merger. As of the date of this annual report, we have no visibility to any net realized capital gains for the 2015 year.
Results of Operations
The principal measure of our financial performance is the net increase (decrease) in our net assets resulting from operations, which is the sum of (i) net investment income (loss), (ii) net realized gain (loss), and (iii) the net change in unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss), if any, is the difference between the net proceeds from the disposition of portfolio company investments or other relevant assets and their stated cost. Net unrealized appreciation (depreciation) is the net change in the fair value of our portfolio company investments or other relevant assets.
Set forth below are the results of operations for the years ended December 31, 2014 and 2013.

Comparison of the Years Ended December 31, 2014 and 2013
Investment Income
For the years ended December 31, 2014 and 2013, we earned interest and dividend income from cash and cash equivalents of $2,809 and $2,577, respectively. During the year ended December 31, 2014, we also earned payment-in-kind ("PIK") interest of $66,486 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx and our subordinated secured note investments in BrightSource. During the year ended December 31, 2013, we earned PIK interest of $37,376 on our subordinated convertible bridge note investments in BrightSource and SilkRoad.
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
The following table shows our PIK loan activity for the years ended December 31, 2014 and 2013, at cost:

	Years Ended December 31,
	2014	2013
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$1,242,569	$—
Addition of PIK loans during period	440,334	1,205,193
PIK interest accreted to principal during period	66,486	37,376
Conversion of PIK loans into equity during the period	(1,401,288)	—
Payments received from PIK loans during the period	(398)	—
Ending PIK loan balance (inclusive of PIK interest capitalized)	$347,703	$1,242,569
During the year ended December 31, 2014, we invested in the subordinated convertible bridge notes of Agilyx and the subordinated secured notes of BrightSource. The convertible bridge notes of SilkRoad that we held in the principal amount of $1,068,932, including capitalized PIK interest, were converted into shares of Series D-1 convertible preferred stock. The convertible bridge notes of Agilyx that we held in the principal amount of $332,356 were automatically converted into shares of Series E-2 convertible preferred stock. The accrued PIK interest under the Agilyx bridge notes of $398 at the time of conversion was paid in cash. As of December 31, 2014, the only notes with PIK interest that we held were issued by BrightSource. As of December 31, 2014, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.
During the year ended December 31, 2013, we invested in the subordinated convertible bridge notes of BrightSource and SilkRoad.

Operating Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, (ii) our allocable portion of overhead and other expenses incurred by our investment adviser, as our administrator, in performing its administrative obligations under the Investment Advisory Agreement, and (iii) other operating costs.
The composition of our operating expenses for the years ended December 31, 2014 and 2013, respectively, were as follows.

	Years Ended December 31,
	2014	2013	Increase / Decrease
Operating expenses:
Base management fees	$1,568,964	$1,462,495	$106,469
Incentive fees	548,796	1,523,189	(974,393)
Administrative expenses allocated from investment adviser	570,074	651,811	(81,737)
Professional fees	403,959	613,136	(209,177)
Directors fees	112,500	130,000	(17,500)
Public and investor relations expenses	86,588	54,544	32,044
Travel expenses	68,733	112,530	(43,797)
Stock transfer agent fees	58,929	58,145	784
Marketing and advertising expenses	46,747	243,704	(196,957)
Printing and production expenses	46,696	79,068	(32,372)
Postage and fulfillment expenses	34,884	43,458	(8,574)
Interest expense on borrowings	14,819	—	14,819
Custody fees	6,000	6,000	—
General and administrative expenses	280,214	374,708	(94,494)
Operating expenses before expense waiver from investment adviser	3,847,903	5,352,788	(1,504,885)
Waiver of base management fees	(97,797)	—	(97,797)
Total operating expenses net of expense waiver from investment adviser	$3,750,106	$5,352,788	$(1,602,682)
Operating expenses before any expense waiver from our investment adviser for the years ended December 31, 2014 and 2013 were $3,847,903 and $5,352,788, respectively, a decrease of $1,504,885 compared to the prior period. Our operating expenses excluding base management fees, incentive fees, and costs related to our withdrawn registration statement for the years ended December 31, 2014 and 2013 were $1,730,143 and $2,079,746, respectively, a decrease of $349,603 compared to the prior period.
For the years ended December 31, 2014 and 2013 we incurred base management fees of $1,568,964 and $1,462,495, of which our investment adviser waived $97,797 and $0, respectively, an increase of $106,469 compared to the prior period. During the year ended December 31, 2014, our investment adviser agreed to waive the portion of the base management fees associated with the proceeds of our $19.4 million short-term borrowing used to finance the purchase of $20 million of short-term U.S. Treasury Bills ("T-Bills") to satisfy the RIC diversification requirement and included in gross assets as of September 30, 2014. For the years ended December 31, 2014 and 2013, we incurred incentive fees of $548,796 and $1,523,189, a decrease of $974,393 compared to the prior period. As of December 31, 2014, $635,241 of earned incentive fees were due and payable to our investment adviser in accordance with the contractual terms of the Investment Advisory Agreement based on our cumulative net realized capital gains of $11,460,752, our gross unrealized depreciation of $8,284,548 and no prior payment of earned incentive fees to our investment adviser. As of December 31, 2013, no earned incentive fees were due and payable to our investment adviser.
Administrative expenses allocated from our investment advisor decreased $81,737 as a result of decreased allocations of adviser expenses. Professional fees decreased by $209,177 due primarily to decreased audit and legal fees in 2014 compared to 2013 which included audit and legal fees in connection with our withdrawn registration statement for an underwritten offering. Advertising and marketing decreased by $196,957 as a result of a decrease in web-based and social media advertising.
The decrease of $17,500 in directors’ fees for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily the result of a decrease in the annual retainer paid to the valuation committee for the second half of the year ended December 31, 2013, partially offset by an increase in the number of non-interested directors for the second half of the year ended December 31, 2014.
The increase of $14,819 in interest expense on borrowings for the year ended December 31, 2014 compared to the year ended December 31, 2013 was the result of the interest expense on our short-term borrowing used to finance the purchase of $20 million of T-Bills, as discussed above.
Net Investment Loss
Net investment losses for the years ended December 31, 2014 and 2013 were $3,680,811 and $5,312,835, respectively. The decrease of $1,632,024 in net investment loss for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily attributable to decreases in incentive fees, professional fees, and marketing and advertising expenses during the year ended December 31, 2014, which were partially offset by increases in base management fees during the year ended December 31, 2014, as discussed above.
Basic and diluted net investment loss per common share outstanding was $0.38 for the year ended December 31, 2014 compared to basic and diluted net investment loss per common share outstanding of $0.59 for the year ended December 31, 2013. The weighted average common shares outstanding for the years ended December 31, 2014 and 2013 were 9,729,764 and 9,033,267, respectively.
Net Realized Gains
For the years ended December 31, 2014 and 2013, net realized gains totaled $6,778,371 and $4,400,178, respectively. During the year ended December 31, 2014, we sold our entire position in Kabam, TrueCar, Xtime and Stoke, and 1,230,747 shares of Millennial Media common stock. During the year ended December 31, 2014, we also wrote off the remaining 17,146 shares of Millennial Media common stock and our entire position in Livescribe. During the year ended December 31, 2013, we sold our entire position in Corsair Components and LifeLock and our remaining position in Solazyme. For additional information regarding the investment cost, net proceeds and net realized gain (loss) for each of the portfolio company positions sold by us during the years ended December 31, 2014 and 2013, see "-Portfolio Activity" above.
Net Increase (Decrease) in Unrealized Appreciation
For the year ended December 31, 2014, the net decrease in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $4,034,392. For the year ended December 31, 2013, the net increase in unrealized appreciation on portfolio company investments totaled $3,215,772.
The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of December 31, 2014 and 2013, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net decrease in unrealized appreciation of $4,034,392 for the year ended December 31, 2014, or $0.42 per common share outstanding during the period.

	December 31, 2014			December 31, 2013			Year to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Stoke, Inc.	$—	$—	$—	$3,500,000	$940,000	$(2,560,000)	$2,560,000	$0.26
Metabolon, Inc.	4,000,000	7,790,000	3,790,000	4,000,000	6,140,000	2,140,000	1,650,000	0.17
Deem, Inc.	3,000,000	4,290,000	1,290,000	3,000,000	3,000,000	—	1,290,000	0.13
Mode Media Corporation	4,999,999	6,850,000	1,850,001	4,999,999	5,750,000	750,001	1,100,000	0.11
Livescribe, Inc.	—	—	—	606,187	—	(606,187)	606,187	0.06
MBA Polymers, Inc.	2,000,000	2,100,000	100,000	2,000,000	1,530,000	(470,000)	570,000	0.06
Suniva, Inc.	2,554,287	1,740,000	(814,287)	2,500,007	1,330,000	(1,170,007)	355,720	0.04
Centrify Corporation	2,999,999	3,310,000	310,001	—	—	—	310,001	0.03
SilkRoad, Inc.	6,337,785	8,860,000	2,522,215	6,028,667	8,608,667	2,580,000	(57,785)	(0.01)
Kabam, Inc.	—	—	—	1,328,860	1,620,000	291,140	(291,140)	(0.03)
BrightSource Energy, Inc.	3,244,834	1,389,202	(1,855,632)	3,111,033	1,693,902	(1,417,131)	(438,501)	(0.04)
Harvest Power, Inc.	2,904,526	2,620,000	(284,526)	2,499,999	2,770,000	270,001	(554,527)	(0.06)
TrueCar, Inc.	—	—	—	2,999,996	3,720,000	720,004	(720,004)	(0.07)
Agilyx Corporation	4,332,356	1,380,000	(2,952,356)	4,000,000	1,840,000	(2,160,000)	(792,356)	(0.08)
Tremor Video, Inc.	4,000,001	1,721,997	(2,278,004)	4,000,001	3,479,994	(520,007)	(1,757,997)	(0.18)
Zoosk, Inc.	2,999,999	3,790,000	790,001	2,999,999	5,650,000	2,650,001	(1,860,000)	(0.19)
Xtime, Inc.	—	—	—	3,000,000	5,830,000	2,830,000	(2,830,000)	(0.29)
Millennial Media, Inc.	—	—	—	4,999,995	8,074,242	3,074,247	(3,074,247)	(0.32)
Total Portfolio Company Investments	43,373,786	45,841,199	2,467,413	55,574,743	61,976,805	6,402,062	(3,934,649)	(0.41)
Funds held in escrow from sale of investment	809,311	709,568	(99,743)	—	—	—	(99,743)	(0.01)
Total Portfolio Company Financial Assets	$44,183,097	$46,550,767	$2,367,670	$55,574,743	$61,976,805	$6,402,062	$(4,034,392)	$(0.42)
(1) Per share amounts based on weighted-average shares outstanding of 9,729,764 during the year ended December 31, 2014.
The net increase in unrealized depreciation in Tremor Video, a publicly traded company, during the year ended December 31, 2014 reflects the change in market prices for this portfolio company. The net decrease (reversal) of unrealized appreciation in TrueCar, Kabam, Xtime and Millennial Media during the year ended December 31, 2014 is attributable to the disposition/write-off of each portfolio company during 2014. The net increase in unrealized appreciation in Stoke and Livescribe during the year ended December 31, 2014 includes the net increase (reversal) of unrealized depreciation as a result of the disposition/write-off of each portfolio company during 2014.
Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the year ended December 31, 2014 was $936,832, which included $6,778,371 in net realized gains and a net decrease in unrealized appreciation of $4,034,392 during such period, compared to a net increase in our net assets resulting from operations for the year ended December 31, 2013 of $2,303,115, which included $4,400,178 in net realized gains and a net increase in unrealized appreciation of $3,215,772 during such period.
Basic and diluted net decrease in net assets resulting from operations per common share was $0.10 for the year ended December 31, 2014, compared to basic and diluted net increase in net assets resulting from operations per common share of $0.25 per common share for the year ended December 31, 2013. The weighted average common shares outstanding for the years ended December 31, 2014 and 2013 were 9,729,764 and 9,033,267, respectively.
Comparison of the Years Ended December 31, 2013 and 2012
Investment Income
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

The following table shows our PIK loan activity for the years ended December 31, 2013 and 2012, at cost:

	Years Ended December 31,
	2013	2012
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$—	$—
Addition of PIK loans during period	1,205,193	—
PIK interest accreted to principal during period	37,376	—
Conversion of PIK loans into equity during the period	—	—
Payments received from PIK loans during the period	—	—
Ending PIK loan balance (inclusive of PIK interest capitalized)	$1,242,569	$—
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
Operating Expenses
The composition of our operating expenses for the years ended December 31, 2013 and 2012, respectively, were as follows.

	Years Ended December 31,
	2013	2012	Increase / Decrease
Operating expenses:
Base management fees	$1,462,495	$1,533,808	$(71,313)
Incentive fees	1,523,189	425,519	1,097,670
Administrative expenses allocated from investment adviser	651,811	633,997	17,814
Professional fees	613,136	466,465	146,671
Directors fees	130,000	160,000	(30,000)
Travel expenses	112,530	81,904	30,626
Stock transfer agent fees	58,145	65,108	(6,963)
Printing and production expenses	79,068	92,713	(13,645)
Marketing and advertising expenses	243,704	23,117	220,587
Postage and fulfillment expenses	43,458	81,401	(37,943)
Public and investor relations expenses	54,544	152,437	(97,893)
Custody fees	6,000	1,000	5,000
General and administrative expenses	374,708	339,387	35,321
Total operating expenses	$5,352,788	$4,056,856	$1,295,932
Operating expenses for the years ended December 31, 2013 and 2012 were $5,352,788 and $4056,856, respectively, an increase of $1,295,932 compared to the prior period.
For the years ended December 31, 2013 and 2012 we incurred base management fees of $1,462,495 and $1,533,808, of which our investment adviser did not waive any such fees, a decrease of $71,313 compared to the prior period. For the years ended December 31, 2013 and 2012, we incurred incentive fees of $1,523,189 and $425,519, an increase of $1,097,670 compared to the prior period.As of December 31, 2013, no incentive fees were due and payable to our investment adviser since our gross unrealized depreciation of $8,903,332 exceeded our cumulative net realized gain of $4,682,381.
The increase of $220,587 in marketing and advertising for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of an increase in spending on television, radio and social media advertising under our corporate branding and awareness campaign that was commenced in 2013.
Net Investment Loss
Net investment losses for the years ended December 31, 2013 and 2012 were $5,312,835 and $4,052,986, respectively.  The increase of $1,259,849 in net investment loss for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily attributable to increase in accrued theoretical incentive fees, professional fees primarily related to our withdrawn registration statement, marketing and advertising expenses and travel expenses which were partially offset by decreases in non-offering related legal and audit fees, third party valuation fees, directors’ fees, public and investor relations expenses, and postage and fulfillment expenses.
Basic and diluted net investment loss per common share outstanding was $0.59 for the year ended December 31, 2013 compared to basic and diluted net investment loss per common share outstanding of $0.44 for the year ended December 31, 2012. The weighted average common shares outstanding for the years ended December 31, 2013 and 2012 were 9,033,267 and 9,198,016, respectively.
Net Realized Gains
For the years ended December 31, 2013 and 2012, net realized gains totaled $4,400,178 and $282,203, respectively.  During the year ended December 31, 2013, we sold our entire positions in Corsair and LifeLock and our remaining position in Solazyme.
During the year ended December 31, 2012, we sold a portion of our Solazyme position resulting in a realized gain of $403,631, which was offset by a realized loss of $121,428 on our complete disposition of NeoPhotonics during the period.
Net Increase (Decrease) in Unrealized Appreciation
For the year ended December 31, 2013, the net increase in unrealized appreciation on investments totaled $3,215,772.  For the year ended December 31, 2012, the net increase in unrealized appreciation on investments totaled $1,845,390.
The following table summarizes the cost and value of our portfolio company investments as of December 31, 2013 and 2012, and the change in unrealized appreciation (depreciation) on our portfolio company investments comprising the net increase in unrealized appreciation of $3,215,772 for the year ended December 31, 2013, or $0.36 per common share outstanding during the period.

	December 31, 2013			December 31, 2012			Year to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share[1]
Millennial Media, Inc.[2]	$4,999,995	$8,074,242	$3,074,247	$4,999,995	$4,999,995	$—	$3,074,247	$0.34
Zoosk, Inc.	2,999,999	5,650,000	2,650,001	2,999,999	3,080,000	80,001	2,570,000	0.28
SilkRoad, Inc.	6,028,667	8,608,667	2,580,000	5,000,000	5,720,000	720,000	1,860,000	0.21
Metabolon, Inc.	4,000,000	6,140,000	2,140,000	4,000,000	4,530,000	530,000	1,610,000	0.18
Xtime, Inc.	3,000,000	5,830,000	2,830,000	3,000,000	4,442,878	1,442,878	1,387,122	0.15
TrueCar, Inc.	2,999,996	3,720,000	720,004	2,999,996	2,680,000	(319,996)	1,040,000	0.12
Kabam, Inc.	1,328,860	1,620,000	291,140	1,328,860	980,000	(348,860)	640,000	0.07
Glam Media, Inc.	4,999,999	5,750,000	750,001	4,999,999	5,170,000	170,001	580,000	0.06
Solazyme, Inc.		—	—	1,505,162	1,162,706	(342,456)	342,456	0.04
Suniva, Inc.	2,500,007	1,330,000	(1,170,007)	2,500,007	1,280,000	(1,220,007)	50,000	0.01
Deem, Inc.	3,000,000	3,000,000	—	—	—	—	—	—
Livescribe, Inc.	606,187	—	(606,187)	606,187	—	(606,187)	—	—
MBA Polymers, Inc.	2,000,000	1,530,000	(470,000)	2,000,000	1,730,000	(270,000)	(200,000)	(0.02)
Tremor Video, Inc.	4,000,001	3,479,994	(520,007)	4,000,001	3,850,000	(150,001)	(370,006)	(0.04)
Harvest Power, Inc.	2,499,999	2,770,000	270,001	2,499,999	3,540,000	1,040,001	(770,000)	(0.09)
BrightSource Energy, Inc.	3,111,033	1,693,902	(1,417,131)	2,897,131	2,657,125	(240,006)	(1,177,125)	(0.13)
Corsair Components, Inc.		—	—	4,000,080	5,600,000	1,599,920	(1,599,920)	(0.18)
Agilyx Corporation	4,000,000	1,840,000	(2,160,000)	4,000,000	3,650,000	(350,000)	(1,810,000)	(0.20)
LifeLock, Inc.		—	—	5,000,000	6,911,002	1,911,002	(1,911,002)	(0.21)
Stoke, Inc.	3,500,000	940,000	(2,560,000)	3,500,000	3,040,000	(460,000)	(2,100,000)	(0.23)
Total Portfolio Company Investments	$55,574,743	$61,976,805	$6,402,062	$61,837,416	$65,023,706	$3,186,290	$3,215,772	$0.36
(1) Per share amounts based on weighted-average shares outstanding of 9,033,267 during the year ended December 31, 2013.
(2) Shares in common stock of Millennial Media were received in exchange for shares of preferred stock of Jumptap, Inc. pursuant to a merger which was completed November 6, 2013
The net increase in unrealized appreciation on investments of $3,215,772 for the year ended December 31, 2013, or $0.36 per common share outstanding during the period, was comprised of:  (i) a net decrease in unrealized appreciation of $3,168,466 on Corsair, Solazyme and LifeLock, which we disposed of during the period, partially offset by (ii) a net increase in unrealized appreciation of $6,384,238 on our portfolio company investments held as of December 31, 2013.
The net change in unrealized appreciation on our publicly traded portfolio company investments in LifeLock, Solazyme, Tremor Video and Millennial Media during the year ended December 31, 2013 reflects the change in market prices for these portfolio companies.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information
The net increase in our net assets resulting from operations for the year ended December 31, 2013 was $2,303,115, which included $4,400,178 in net realized gains and $3,215,772 in net increase in unrealized appreciation recorded during such period, compared to a net decrease in our net assets resulting from operations for the year ended December 31, 2012 of $1,925,393, which included $282,203 in net realized gains and $1,845,390 in net increase in unrealized appreciation recorded during such period.
Basic and diluted net increase in net assets resulting from operations per common share was $0.25 for the year ended December 31, 2013, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.21 per common share for the year ended December 31, 2012. The weighted average common shares outstanding for the years ended December 31, 2013 and 2012 were 9,033,267 and 9,198,016, respectively.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents
As of December 31, 2014, we had cash and cash equivalents of $27.4 million as compared to $13.5 million as of December 31, 2013. Subsequent to December 31, 2014, on January 13, 2015, we paid a special fourth quarter cash distribution of $0.396 per share, or $3,878,014 in the aggregate, to our stockholders of record as of December 31, 2014. See "-Recent Developments" below.
Going forward, we intend to focus future investments activities on debt investments in accordance with our New Investment Objective. The targeted size of our debt investments will be based on our current capital base and regulatory constraints. As we employ our New Investment Objective and the portion of our portfolio consisting of debt investments grows over time, we may seek to utilize leverage to enhance stockholder returns. The 1940 Act currently permits us, as a BDC, to borrow money in amounts such that our asset coverage is at least 200% after each such borrowing.
As of December 31, 2014, we had no indebtedness and total accounts payable and accrued expenses of $7.2 million, including amounts owed to our investment adviser. As of December 31, 2014, amounts owed to our investment adviser consisted of $354,633 of base management fees, $113,596 of administrative expenses, $635,241 of earned incentive fees, and $2,130,443 of accrued theoretical incentive fees. For accounting purposes only, we are required under U.S. GAAP to accrue a theoretical incentive fee which assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to the Adviser. As of December 31, 2013, we had no indebtedness and total accounts payable and accrued expenses of $2.6 million, including amounts owed to our investment adviser. As of December 31, 2013, amounts owed to our investment adviser consisted of $126,515 of base management fees, $51,755 of administrative expenses, and $2,216,888 of accrued theoretical incentive fees. No earned incentive fees were payable to our investment adviser as of December 31, 2013. The amount of earned incentive fees actually payable to our investment adviser as of December 31, 2014 are consistent with the Advisers Act and the formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized appreciation.
Capital Raising
On December 17, 2013, we completed the rights offering and issued 713,562 shares of our common stock to participating stockholders, resulting in gross proceeds of $4,281,372. In connection with the rights offering, we incurred $359,364 of offering costs, resulting in net proceeds of $3,922,008. The net proceeds were used to make new portfolio company investments in accordance with our investment objective and for general working capital purposes. As of December 31, 2014, we had 9,793,994 shares of our common stock issued and outstanding, which includes 374,069 shares of our common stock issued as stock dividend distributions with respect to our first, second and third quarter 2014 distributions.
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
We do not currently intend to raise additional equity capital in 2015 or 2016 unless and until our stock price is at or above our NAV.
In the future, we may borrow funds to make investments. However, there is no assurance that we would be able to obtain debt financing at attractive terms or that the returns on the leveraged investments would cover the interest expense associated with such debt financing. Further, any interest expense associated with a debt financing would increase our operating expenses. We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that it is in our best interest and the best interests of our stockholders.  The costs associated with any borrowings or preferred stock issuance will be indirectly borne by our common stockholders.

Regulatory Compliance
Due to limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% threshold"). However, the failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% threshold. As of December 31, 2014, we meet the 50% threshold and, accordingly, satisfied the diversification test. A more detailed description of our RIC status is located in Item 1. — Business - Material U.S. Federal Income Tax Considerations of this annual report on Form 10-K.
Distributions
Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution. We may fund cash distributions to stockholders from any sources of funds available to us. We have not established limits on the amount of funds we may use from available sources to make distributions.
The following table summarizes our dividends declared for the the years ended 2014, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains	(3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital	(4)
Total - 2011 Dividends			0.13
Total - Cumulative			$1.35
(1) This dividend was paid in cash and shares of our common stock.
(2) Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2014.
(3) Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.
(4) The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.
On February 20, 2014, our Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014, June 17, 2014 and September 18, 2014, to common stockholders of record on March 6, 2014, May 8, 2014 and August 11, 2014, respectively. Consistent with applicable tax rules, our Board of Directors determined to pay these quarterly distributions in cash or our common stock at the election of stockholders, subject to a limitation that no more than 25% of the aggregate distribution would be paid in cash with the remainder paid in shares of our common stock.
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
The number of shares of common stock comprising the stock portion of the April 14, 2014 dividend was calculated based on a price of $6.0103 per share, which is equal to the volume weighted average trading price per share of our common stock on April 7, 8 and 9, 2014, and represented a 18.1% discount to our net asset value per share ("NAV") of $7.34 as of March 31, 2014.
The number of shares of common stock comprising the stock portion of the June 17, 2014 dividend was calculated based on a price of $6.1169 per share, which is equal to the volume weighted average trading price per share of our common stock on June 10, 11 and 12, 2014, and represented a 16.7% discount to our NAV of $7.34 as of March 31, 2014.
The number of shares of common stock comprising the stock portion of the September 18, 2014 dividend was calculated based on a price of $5.3824 per share, which is equal to the volume weighted average trading price per share of our common stock on September 11, 12 and 15, 2014, and represented a 26.5% discount to our NAV of $7.32 as of June 30, 2014.
On December 12, 2014, our Board of Directors declared a special fourth quarter distribution of $0.396 per share payable to stockholders of record on December 31, 2014. This special fourth quarter distribution was paid 100% in cash on January 13, 2015.
Distribution Policy
Our Board of Directors previously adopted a distribution policy whereby we generally paid quarterly distributions to our stockholders out of assets legally available for distribution, as determined by our Board of Directors, with the intention of distributing 100% of our net realized capital gains annually.
On March 26, 2015, our Board of Directors revised our distribution policy. Under our revised distribution policy, we intend to pay quarterly Regular Distributions to our stockholders in an amount determined and declared by the Board in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to our stockholders each year until we are generating sufficient net investment income under our New Investment Strategy. To the extent our net realized capital gains exceed the aggregate amount of our Regular Distributions for a year, our Board of Directors also intends to declare a Special Distribution in December of each year so that the total distributions for the year represent at least 100% of our net realized capital gains. However, our Board of Directors may adjust the amount of the Regular and Special Distributions we pay each year based on other factors that it deems relevant from time to time including, without limitation, our financial condition, cash availability, maintenance of our RIC status, corporate-level income and excise tax planning, and compliance with applicable BDC regulations.  Further, we intend to pay our Regular and Special Distributions entirely in cash based on the current level of the stock price discount to our net asset value.
Since our current portfolio company investments do not generate current income (i.e., dividends or interest income), we do not expect our Regular and Special Distributions to be sourced from net investment income. As we transition our portfolio to debt investments under our New Investment Strategy, however, we expect to generate current income and for current income to comprise a source of return for our stockholders over time. If and when we are able to generate net investment income under our New Investment Strategy, we intend to pay Regular and Special Distributions equal to at least 90% of our taxable net investment income each year in order to maintain our RIC status for tax purposes.
Because of the unpredictable and inconsistent nature of the net realized capital gains we may earn over the next several years, the Regular Distributions are intended to provide a more consistent and predictable return to our stockholders until we are able to generate sufficient and consistent levels of net investment income under our New Investment Strategy. If our Regular Distributions for the year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our common stock.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets available for investments.
Due to the uncertainty of our current portfolio companies achieving a liquidity event and our ability to sell our positions at a gain following a liquidity event, as well as the uncertainty of when we may be able to generate sufficient net investment income from our New Investment Strategy, we can give no assurance that we will be able to earn net investment income or net realized capital gains during the year from which we can pay distributions.  Furthermore, we can give no assurance that we will achieve investment results or maintain a tax status that will allow us to pay distributions from year-to-year. Our ability to pay more than a minimum level of distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, our ability to sell our publicly traded portfolio positions at a gain, and our ability to implement our New Investment Strategy in a timely manner.  There is no assurance that our current portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments.  Our ability to pay distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.
Consistent with our revised distribution policy, on March 26, 2015, our Board of Directors declared quarterly Regular Distributions for 2015 each in the amount of $0.15 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
First Quarter	$0.15	April 15, 2015	April 29, 2015
Second Quarter	$0.15	June 11, 2015	June 25, 2015
Third Quarter	$0.15	September 11, 2015	September 25, 2015
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
Each of these Regular Distributions will be paid entirely in cash. As of the declaration date of these Regular Distributions, we do not expect to earn net investment income and have no visibility to any net realized capital gains for the 2015 year. Accordingly, these Regular Distributions for 2015 are likely to represent a return of capital, and our stockholders should not draw any conclusions about our investment performance from the amount of our Regular Distributions.   Our total return in relation to changes in our net asset value and our stock price is presented in the Financial Highlights.
Section 19 of the 1940 Act requires us to accompany each distribution payment with a notice if any part of that payment is from a source other than taxable net investment income.  This Section 19(a) notice is not for tax reporting purposes and is provided for informational purposes.  The Section 19(a) notice provides details on the anticipated source(s) of our distributions. The amounts and sources of distributions reported in Section 19(a) notices are only estimates and the actual amounts and sources of the amounts for tax reporting purposes will depend upon our investment experience during the year and may be subject to changes based on tax regulations.  Distributions in excess of our accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.  We will send stockholders a Form 1099-DIV for the calendar years that will report to stockholders the tax characterization of these distributions for federal income tax purposes.
Our Board of Directors may amend or terminate the distribution policy at any time.
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
Stock Repurchases
On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program expired on March 22, 2015. However, on March 26, 2014, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire September 22, 2015. This stock repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. In addition, due to our quarterly earnings blackout period, we will not be able to repurchase shares of our common stock until after we file our quarterly report for the quarter ended March 31, 2015.
During the year ended December 31, 2014, we repurchased 128,977 shares of our common stock at an average price of $5.16 per share, including commissions, for a total cost of $665,998. Our net asset value per share increased by $0.03 per share as a result of the shares repurchased during the year ended December 31, 2014. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2014 was 25%.
Effective as of December 31, 2014, we retired all 577,418 shares of our common stock that were held in treasury at our transfer agent prior to being retired. The cumulative cost of the treasury shares retired, $3,628,592, was charged to common stock, $577, and additional paid-in capital, $3,628,015, as of December 31, 2014.
Our Board of Directors previously authorized a stock repurchase program of up to $5 million which commenced on May 9, 2012 and was discontinued on October 24, 2013. Under this stock repurchase program, during the year ended December 31, 2013, we repurchased 339,445 shares of our common stock at an average price of $6.48 per share, including commissions, with a total cost of $2,198,415.  Under this stock repurchase program, we repurchased an aggregate of 448,441 shares of common stock from inception through October 24, 2013 for a total cost of $2,962,594. As of December 31, 2013, the 448,441 shares of common stock repurchased by us were held in treasury at our transfer agent.
We accounted for the repurchases of our common stock under the cost method based on the actual cost of the repurchases.
Commitments and Contingencies
In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2014, we had not entered into any investment agreements which required us to make a future investment in a portfolio company.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. The remaining funds held in the Xtime escrow are expected to be released in January of 2015, January of 2016 and November of 2017, net of settlement of any indemnity claims. On January 13, 2015, funds held in escrow totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
On November 18, 2014, Stoke was acquired in an all-cash merger. Under the merger agreement, the preferred stockholders entitled to receive cash consideration under the merger, including us, are obligated to indemnify the buyer for their pro rata amount of any damages for certain indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the cash consideration received by us, our potential liability for indemnity claims could exceed the cash consideration we received at the closing in the event of our or Stoke's fraud, willful misconduct or intentional misrepresentation. We have not been notified of any stockholder indemnity claims.
On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by us. We wrote off the remaining 17,146 shares of Millennial Media common stock that continue to be held in escrow based on actual indemnity claims made against such escrowed shares. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata share of any damages for certain types of indemnity claims not to exceed the consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
We maintain a directors and officers liability insurance policy (the "D&O Policy") and an excess coverage policy (the "Excess Policy") which provide liability insurance coverage for our officers and directors. We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.
Absent the willful misfeasance, bad faith or gross negligence of our investment adviser or our investment adviser’s reckless disregard of its duties and obligations, we have agreed to indemnify our investment adviser (including its officers, managers, agents, employees and members of its investment committee) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of our investment adviser’s performance of its duties and obligations under both the Prior Advisory Agreement and the Investment Advisory Agreement, except to the extent specified in the 1940 Act.
As of December 31, 2014, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments
Extension of Stock Repurchase Program
On March 26, 2015, our Board of Directors authorized an extension of our stock repurchase program for an additional six months to expire September 22, 2015. No shares have been repurchased under our stock repurchase program after December 31, 2014.
Payment of Fourth Quarter 2014 Dividend
On January 13, 2015, we paid to stockholders of record on December 31, 2014 a special fourth quarter cash distribution of $0.396 per share, or $3,878,014 in the aggregate.
Declaration of Quarterly 2015 Distributions
On March 26, 2015, our Board of Directors revised our distribution policy. Under our revised distribution policy, we intend to pay quarterly Regular Distributions to our stockholders in an amount determined and declared by the Board in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to our stockholders each year until we are generating sufficient net investment income under our New Investment Strategy. To the extent our net realized capital gains exceed the aggregate amount of our Regular Distributions for a year, our Board of Directors also intends to declare a Special Distribution in December of each year so that the total distributions for the year represent at least 100% of our net realized capital gains. Further, we intend to pay our Regular and Special Distributions entirely in cash based on the current level of the stock price discount to our net asset value. A more detailed description of our distribution policy is located in Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Distributions of this annual report on Form 10-K.
Consistent with our revised distribution policy, on March 26, 2015, our Board of Directors declared quarterly Regular Distribution for 2015 each in the amount of $0.15 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
First Quarter	$0.15	April 15, 2015	April 29, 2015
Second Quarter	$0.15	June 11, 2015	June 25, 2015
Third Quarter	$0.15	September 11, 2015	September 25, 2015
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
Each of these quarterly distributions will be paid entirely in cash.
Portfolio Company Activity
On January 6, 2015, 3,986 shares of Millennial Media common stock were released from the indemnity escrow. During December 2014, we wrote-off these released shares based on pending indemnity claims made against such shares. On February 26, 2015, we sold these released shares resulting in a realized gain of $6,178.
On January 13, 2015, funds held in escrow totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims.
On January 15, 2015, the maturity date of the Notes issued by BrightSource was extended from January 15, 2015 to to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February 15, 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015.
On March 17, 2015, the maturity date of the BrightSource convertible bridge notes with an initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015.
On February 5, 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $525,000. In the event investors acquire additional non-convertible promissory notes in the principal amount of $1,475,000 on or before August 5, 2015, the investors in these non-convertible notes have the right to force the conversion of all of Agilyx's outstanding shares of convertible preferred stock (including those held by us) into shares of common stock on a 1-for-1 basis.
On March 12, 2015, we received $13,930 in additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration. The receipt of these additional proceeds will result in a net realized gain of $13,930 in the first quarter of 2015.
Off Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements.

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
Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors. As of December 31, 2014 and 2013, 60.5% and 77.4%, respectively, of our gross assets represented investments in portfolio companies valued at fair value by our Board of Directors.
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
To date, we have generally made equity investments in later stage, typically venture capital-backed, private, and pre-IPO companies. We have also invested in debt securities, principally convertible bridge notes, issued by a portfolio company typically seeking to raise capital to fund their operations until an IPO, sale/merger or next equity financing event. We generally intend to hold these convertible debt securities, or equity-linked securities, for the purpose of conversion into equity at a future date.
On September 22, 2014, our Board of Directors approved a change in our investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. Our investment strategy focuses on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy. We may also invest in equity or equity-related investments alongside our debt investments. As of December 31, 2014, we have not made any debt investments based on our New Investment Objective.
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

Determination of fair values involves subjective judgments and estimates. Accordingly, this critical accounting policy expresses the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. We generally have agreements with our portfolio companies to receive financial and other information with respect to our private portfolio companies on a quarterly basis. However, for our quarterly fair value determinations, we typically will only have access to a portfolio company’s actual financial results as of or for the quarter end which precedes the quarter end for which our fair value determination relates. In addition, we typically only receive updated financial projections for a portfolio company on an annual basis. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Changes in valuation of these investments are recorded in our Statements of Operations as "Net change in unrealized appreciation (depreciation)." In addition, the net change in unrealized appreciation (depreciation) that we record each period will affect the amount of any incentive fees payable to the investment adviser. Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.
As of December 31, 2014, all of our investments in portfolio companies were determined to be Level 3 assets, except for our common stock investment in Tremor Video, a publicly traded portfolio company, which shares are no longer subject to any post-IPO lockup restriction.
Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis.
At our quarterly Board of Directors meeting held on July 24, 2014, we dissolved the Valuation Committee effective July 25, 2014 and appointed a lead valuation director, who is a non-interested member of our Board of the Directors, to act as the liaison between our Board of Directors, our management and our investment adviser for valuing our investments. With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company investment will be valued by our investment adviser, potentially with information received from one or more independent valuation firms engaged by our investment adviser;

•
An independent valuation firm, if engaged by our investment adviser, will conduct independent appraisals and make an independent assessment of the value of each investment, which will be used by our investment adviser in deriving a preliminary valuation;

•
Our lead valuation director will review and discuss the preliminary valuations with our investment adviser and the assistance of the independent valuation firm, if engaged by our investment adviser; and

•
Our Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our investment adviser, the independent valuation firm, if engaged by our investment adviser, and the lead valuation director.

For the December 31, 2014 valuation of our portfolio investments that are not publicly traded, an independent valuation firm was used to assist our investment adviser in deriving the valuation of investments we held in 11 of these portfolio companies.
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
The fair values of our equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, we may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables, and other factors. We may also consider other events, including the transaction in which we acquired our securities, subsequent equity issuances by the portfolio company, mergers or acquisitions affecting the portfolio company, or the completion of an IPO by the portfolio company. In addition, we may consider the trends of the portfolio company’s basic financial metrics from the time of our original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of our portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid.
In determining the fair value of our equity investments in a portfolio company for which market quotations are not readily available, our valuation analysis typically includes the following:

•
First, we generally derive a marketable equity value for the portfolio company based on our weighting of: (i) the value derived using market multiples of selected comparable public companies or comparable transactions under the market approach, and/or (ii) the value determined by applying a discount rate to the portfolio company’s future cash flows and terminal exit values under the discounted cash flow, or income, approach. As part of this analysis, we use certain valuation metrics such as revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA") or net income to derive a marketable equity value under the market and income approaches. Since our portfolio companies typically do not have significant current or projected EBITDA or net income, most of our private companies are valued based on current and future revenue. In cases where a portfolio company completes a subsequent financing with different rights and preferences than the equity securities we hold, or where we own common stock in a portfolio company with preferred stock outstanding, or where a merger or acquisition event involving a portfolio company has been completed or is pending, we may also consider using a backsolve approach to estimate the portfolio company's equity value.

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

•
Lastly, we consider the appropriate weightings and discounts for lack of marketability ("DLOM") that should be applied to each of these derived marketable values (IPO, sale/merger, liquidation, or precedent transaction value) to derive the fair value of our private equity securities on a non-marketable basis. Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. After applying a DLOM, the resultant values are considered non-marketable values.

In determining the value of our equity or equity-linked securities in a portfolio company, we consider the rights, preferences and limitations of such securities we hold. In cases where a portfolio company's capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, we generally will use an option pricing model to allocate value to each equity and equity-linked security, unless we believe a liquidity event such as an IPO, acquisition or a dissolution is imminent or the portfolio company is unlikely to continue as a going concern. In the case of certain warrants where our ability to exercise may be contingent or be subject to certain metrics, a Monte Carlo simulation model may be used.
Debt Investments
Given the nature of our current debt investments, principally convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market for these investment securities to be traded or exchanged. Since we invested in the convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of our convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors and methodologies that we use to value our equity investments. In making a good faith determination of the value of our convertible debt investments, we generally start with the cost basis of the investment, which includes the value attributed to the original issue discount ("OID"), if any, and PIK interest which has been accreted to principal as earned.
If we determine that there is a low likelihood that our current convertible debt investments will be converted into equity or repaid, or in the case of non-convertible debt investments, we apply a procedure that assumes a disposition of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. As part of this process, we will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default and whether the security lien, if any, is subordinated to senior lenders. We will also use pricing of recently issued comparable debt securities, if any, to determine the baseline hypothetical market yield as of the measurement date. We consider each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each debt investment’s fair value as of the measurement date.
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
When acquiring a debt instrument, we may receive warrants or other equity-linked securities from the borrower in connection with the debt instrument. We determine the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the loan from recordation of the warrant or other equity-linked instruments is accreted into interest income over the life of the loan.
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
Related Party Agreements and Transactions
Pursuant to the Investment Advisory Agreement, our investment adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. A more detailed description of the Investment Advisory Agreement, the services provided to us by our investment adviser and the fees we pay to our investment adviser is located in Item 1. — Business - Investment Advisory and Administrative Services Agreement of this annual report on Form 10-K.
RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of our investment adviser, provides us with legal services, website design and maintenance and investor relations services. RCS Advisory began providing us with services on July 1, 2014 following the completion of the Transaction. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of the various related-party transactions, agreements and fees.
In connection with the change of control of our investment adviser in connection with the Transaction, we entered into the Investment Advisory Agreement effective July 1, 2014, which is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and our investment adviser. The investment advisory fees under the Investment Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement. The Investment Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014. Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser. On July 1, 2014, BDCA Adviser, acting in its capacity as the sole member of our investment adviser, appointed Timothy J. Keating, Kyle L. Rogers, Frederic M. Schweiger, Peter M. Budko and Robert K. Grunewald as the members of our investment adviser's investment committee, each of whom is a senior investment professional of our investment adviser and/or one of its affiliates. Messrs. Keating, Rogers and Schweiger have sole investment and dispositive control over our portfolio companies as of July 1, 2014 (the "Legacy Portfolio"). Messrs. Budko, Grunewald and Keating have sole investment and dispositive control over all of our other investments, including all investments made under our New Investment Objective. All actions taken by the investment committee or any subdivision thereof must be made by the majority of the persons then acting.
Our investment adviser has certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•
Personnel of BDCA Venture Adviser must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including the other programs sponsored by affiliates of AR Capital, the indirect owner of our investment adviser, as well as BDCA Adviser the investment adviser to BDCA, BDCA Adviser

II, LLC, the investment adviser to BDCA II, each public, non-listed BDCs, and with any BDCs or other investment programs that may be sponsored by our investment adviser and its affiliates in the future.

•
The compensation payable by us to our investment adviser must be approved by our board of directors consistent with the exercise of the requisite standard of conduct applicable to directors under Maryland law and the 1940 Act. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided to us or whether or not our stockholders receive distributions, and may be based in part on the value of assets acquired with leverage.

•
Our investment adviser and its affiliates are not restricted from forming additional BDCs or other investment programs, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us or may involve substantial time and resources of our investment adviser and its affiliates.

To the extent permitted by the 1940 Act and the interpretations of the SEC staff, our investment adviser may determine it is appropriate for us and one or more other investment accounts managed by our investment adviser or any of its affiliates to participate in an investment opportunity. These co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our investment adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of us, the clients for which participation is appropriate and any other factors deemed appropriate.
As a BDC, we may be limited in our ability to invest in any portfolio company in which BDCA, BDCA II or any other investment account managed by investment advisers affiliated with our investment adviser or any of its affiliates has an investment unless we obtain exemptive relief from the SEC.
On October 2, 2014, we, BDCA and BDCA II and our respective advisers filed an application for exemptive relief with the SEC to permit an investment fund and one or more other affiliated investment funds, including future affiliated investment funds, to participate in the same investment opportunities through a proposed co-investment program where such participation would otherwise be prohibited under the 1940 Act. This exemptive relief, if granted by the SEC, would be subject to certain conditions designed to ensure that the participation by one investment fund in a co-investment transaction would not be on a basis different from or less advantageous than that of other affiliated investment funds. In the event exemptive relief is granted by the SEC, we expect to present qualifying co-investment opportunities for Growth Companies to affiliated investment funds that intend to rely on the relief and, likewise, we would expect to be presented with qualifying co-investment opportunities for Growth Companies by affiliated investment funds that intent to rely on relief.
A first amendment to the application for exemptive relief was filed with the SEC on March 13, 2015. However, to date, the SEC has not ruled on the application for exemptive relief and it is possible that the application for exemptive relief could be under review by the SEC for an extended period. There is also no assurance that we will obtain the requested relief from the SEC.
Our investment adviser has also granted us a non-exclusive license to use the name "BDCA." Under our sublicense agreement, we have a right to use the BDCA name and logo, for so long as our investment adviser remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "BDCA" name or logo. The sublicense agreement will remain in effect for so long as the Investment Advisory Agreement with our investment adviser is in effect. The sublicense agreement will also terminate upon the expiration or termination of the license agreement between BDCA Adviser and our investment adviser pursuant to which BDCA Adviser granted our investment a non-exclusive license to use the name "BDCA," including the limited right to sublicense such use to any BDC to whom our investment adviser provides investment advisory services.
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), our investment adviser has agreed to defer the payment of base management fees ("Base Fees") to our investment adviser unless and until we realize net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, our investment adviser agrees to waive, without recourse against or reimbursement by us, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, our investment adviser may, in its sole discretion, extend the Term of the Program by written notice to us.
Separately, our investment adviser has also agreed that, to the extent that our Adjusted Operating Expenses (as defined below) in 2015 exceed $1,500,000 (the “Excess Amount”), our investment adviser will, without recourse against or reimbursement by us, waive Reimbursable Expenses (as defined below) due and owing by us and/or pay on our behalf certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by our investment adviser on our behalf equals the Excess Amount. Adjusted Operating Expenses means our total operating expenses (as reported on the our audited financial statements for 2015 included in our annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, and any costs related to borrowings by us (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by our investment adviser and reimbursable by us with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses.
Separately, our investment adviser has also agreed to waive, without recourse against or reimbursement by us, the portion of the Base Fees associated with the $19.4 million of United States Treasury Bills that were purchased with the proceeds of the short-term loan and were included in gross assets as of September 30, 2014.
As part of the Transaction, BDCA Adviser reimbursed us at the closing for $97,866 of costs incurred in connection with our 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the Investment Advisory Agreement, which costs would not otherwise have been incurred by us.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our business activities contain elements of risk. We consider the primary type of market risk attributable to us to be valuation risk.
Valuation Risk
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available, and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Portfolio Investments and Fair Value in the audited financial statements filed in this Annual Report on Form 10-K.
Because there is initially no public market for the securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the estimated value of our portfolio company investments may differ significantly from the value that would be placed on the portfolio if a ready market for such securities existed. Changes in valuation of these portfolio company investments are recorded in our Statement of Operations as "Net change in unrealized appreciation (depreciation)." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of December 31, 2014, we had cash and cash equivalents of $27.4 million. We primarily invest our cash on hand in short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of December 31, 2014, we held money market fund investments of $27.2 million, pending subsequent investment in portfolio companies in accordance with our investment objective, payment of our operating expenses, or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.
During December 2014, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of December 31, 2014, a one percentage point change in the underlying dividend rate payable on our money market funds as of December 31, 2014 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.
Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of December 31, 2014, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates. However, in the future, based on our New Investment Objective, we may have debt investments in our portfolio that have floating rates.
Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies. As of December 31, 2014, we had no debt for borrowed money. However, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our investment adviser, subject to the oversight and approval of our Board of Directors, determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.
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

Item 8. Financial Statements.
BDCA VENTURE, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
BDCA Venture, Inc.

We have audited the accompanying statement of assets and liabilities of BDCA Venture, Inc. (formerly Keating Capital, Inc.)(the “Company”), including the schedule of investments, as of December 31, 2014, and the related statements of operations, changes in net assets, and cash flows, and the financial highlights (included in Note 11), for the year ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian, or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of BDCA Venture, Inc. as of December 31, 2014, and the results of its operations, its cash flows, the changes in its net assets and the financial highlights for the year ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
March 26, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
BDCA Venture, Inc.

We have audited the accompanying statement of assets and liabilities of BDCA Venture, Inc. (formerly Keating Capital, Inc.) (the “Company”, a Maryland corporation) including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2013, and the related financial highlights for each of the four years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of BDCA Venture, Inc. as of December 31, 2013, and the results of its operations, its cash flows, and the changes in its net assets for each of the two years in the period ended December 31, 2013, and the related financial highlights for each of the four years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 24, 2014

BDCA Venture, Inc.
Statements of Assets and Liabilities

	December 31,
	2014	2013
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $35,373,785 and $42,574,747, respectively)	$36,329,202	$44,282,569
Publicly-traded portfolio companies (Cost: $4,000,001 and $8,999,996, respectively)	1,721,997	11,554,236
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	7,790,000	6,140,000
Total, investments in portfolio company securities at fair value (Cost: $43,373,786 and $55,574,743, respectively)	45,841,199	61,976,805

Cash and cash equivalents	27,437,568	13,537,328
Funds held in escrow from sale of investment at fair value (Cost: $809,311 and $0, respectively)	709,568	—
Prepaid expenses and other assets	84,901	102,421
Total assets	$74,073,236	$75,616,554

Liabilities
Accrued incentive fees	$2,130,443	$2,216,888
Earned incentive fees payable	635,241	—
Base management fees payable	354,633	126,515
Dividends payable	3,878,014	104,072
Administrative expenses payable	113,596	51,755
Due to related parties	66,065	—
Accounts payable	41,100	47,709
Accrued expenses and other liabilities	20,607	30,145
Total liabilities	$7,239,699	$2,577,084

Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,793,994 and 9,997,343 issued; 9,793,994 and 9,548,902 outstanding, respectively	$9,794	$9,997
Additional paid-in capital	66,586,516	71,806,893
Treasury stock, at cost, 0 and 448,441 shares held, respectively	—	(2,962,594)
Accumulated net investment loss	(2,130,443)	(2,216,888)
Net unrealized appreciation on investments and funds held in escrow from sale of investment	2,367,670	6,402,062
Total net assets	$66,833,537	$73,039,470
Total liabilities and net assets	$74,073,236	$75,616,554
Net asset value per share	$6.82	$7.65

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$66,486	$37,376	$—
Interest and dividends from cash and cash equivalents	2,809	2,577	3,870
Total investment income	69,295	39,953	3,870

Operating expenses:
Base management fees	1,568,964	1,462,495	1,533,808
Incentive fees	548,796	1,523,189	425,519
Administrative expenses allocated from investment adviser	570,074	651,811	633,997
Professional fees	403,959	613,136	466,465
Directors fees	112,500	130,000	160,000
Public and investor relations expenses	86,588	54,544	152,437
Travel expenses	68,733	112,530	81,904
Stock transfer agent fees	58,929	58,145	65,108
Marketing and advertising expenses	46,747	243,704	23,117
Printing and production expenses	46,696	79,068	92,713
Postage and fulfillment expenses	34,884	43,458	81,401
Interest expense on borrowings	14,819	—	—
Custody fees	6,000	6,000	1,000
General and administrative expenses	280,214	374,708	339,387
Operating expenses before expense waiver from investment adviser	3,847,903	5,352,788	4,056,856
Waiver of base management fees	(97,797)	—	—
Total operating expenses net of expense waiver from investment adviser	3,750,106	5,352,788	4,056,856
Net investment loss	(3,680,811)	(5,312,835)	(4,052,986)

Net realized gains (losses):
Unaffiliated investments	6,778,465	3,724,861	282,203
Non-controlled affiliated investments	—	675,317	—
United States Treasury Bills	(94)	—	—
Total net realized gains (losses)	6,778,371	4,400,178	282,203

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	(5,584,649)	3,205,692	1,325,390
Non-controlled affiliated investments	1,650,000	10,080	520,000
Funds held in escrow from sale of investment	(99,743)	—	—
Total net change in unrealized appreciation (depreciation)	(4,034,392)	3,215,772	1,845,390

Net increase (decrease) in net assets resulting from operations	$(936,832)	$2,303,115	$(1,925,393)

Net investment loss per common share outstanding (basic and diluted)	$(0.38)	$(0.59)	$(0.44)
Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.10)	$0.25	$(0.21)
Weighted average common shares outstanding (basic and diluted)	9,729,764	9,033,267	9,198,016

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2011 (2)	9,283,781	$9,284	$75,302,711	$—	$(268,180)	$—	$1,340,900	$76,384,715
Net (decrease) increase in net assets from operations	—	—	—	—	(4,052,986)	282,203	1,845,390	(1,925,393)
Distributions to stockholders from net realized gains	—	—	—	—	—	(282,203)	—	(282,203)
Repurchase of common stock (108,996 shares)	—	—	—	(764,179)	—	—	—	(764,179)
Reclassification of permanent book to tax differences	—	—	(3,627,467)	—	3,627,467	—	—	—
Balance, December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$—	$3,186,290	$73,412,940
Net (decrease) increase in net assets from operations	—	—	—	—	(5,312,835)	4,400,178	3,215,772	2,303,115
Distributions to stockholders from net realized gains (3)	—	—	—	—	—	(4,400,178)	—	(4,400,178)
Issuance of common stock, net of offering costs of $359,364	713,562	713	3,921,295	—	—	—	—	3,922,008
Repurchase of common stock (339,445 shares)	—	—	—	(2,198,415)	—	—	—	(2,198,415)
Reclassification of permanent book to tax differences	—	—	(3,789,646)	—	3,789,646	—	—	—
Balance, December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$—	$6,402,062	$73,039,470
Net (decrease) increase in net assets from operations	—	—	—	—	(3,680,811)	6,778,371	(4,034,392)	(936,832)
Distributions to stockholders from net realized gains (4)	374,069	374	2,174,894	—	—	(6,778,371)	—	(4,603,103)
Repurchase of common stock (128,977 shares)	—	—	—	(665,998)	—	—	—	(665,998)
Retirement of treasury stock at cost	(577,418)	(577)	(3,628,015)	3,628,592	—	—	—	—
Reclassification of permanent book to tax differences	—	—	(3,767,256)	—	3,767,256	—	—	—
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$—	$(2,130,443)	$—	$2,367,670	$66,833,537
(1) Common shares issued.
(2) Net assets as of December 31, 2014, 2013, 2012 and 2011 include no accumulated undistributed net investment income.
(3) Includes distribution payable to stockholders of record on December 30, 2013 (with ex-dividend date of December 26, 2013) of $104,072 which was paid on January 13, 2014. For income and excise tax purposes, the distribution was treated as paid in 2013 and taxable to stockholders in 2013.
(4) Includes distribution payable to stockholders of record on December 31, 2014 (with ex-dividend date of December 29, 2014) of $3,878,014 which was paid on January 13, 2015. For income and excise tax purposes, the distribution was treated as paid in 2014 and taxable to stockholders in 2014.

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(936,832)	$2,303,115	$(1,925,393)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(5,167,990)	(4,205,193)	(27,479,924)
Net proceeds from sales of portfolio company investments	24,213,500	14,905,420	1,857,791
Net realized gain on investments	(6,778,465)	(4,400,178)	(282,203)
Net change in unrealized depreciation (appreciation) on investments	3,934,649	(3,215,772)	(1,845,390)
Net change in unrealized depreciation on funds held in escrow from sales of investments	99,743	—	—
Increase in investment balance cost basis due to payment-in-kind interest	(66,088)	(37,376)	—
Deferred offering costs charged-off	—	287,358	—
Changes in operating assets and liabilities:
Increase in receivable from funds held in escrow from sales of investments	(809,311)	—	—
Decrease (increase) in prepaid expenses and other assets	17,520	11,797	(41,683)
Increase (decrease) in base management fees payable	228,118	(2,231)	(2,223)
Increase in earned incentive fees payable	635,241	—	—
Increase (decrease) in accrued incentive fees	(86,445)	1,523,189	425,519
Increase in administrative expenses payable	61,841	359	4,111
Increase in amounts due to related parties	66,065	—	—
Increase (decrease) in accounts payable	(6,609)	(16,671)	19,537
Increase (decrease) in accrued expenses and other liabilities	(9,538)	21,988	(33,330)
Net cash provided by (used in) operating activities	$15,395,399	$7,175,805	$(29,303,188)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	$—	$4,281,372	$—
Offering costs from issuance of common stock	—	(359,364)	—
Additions to deferred stock offering costs	—	—	(322,906)
Proceeds from short-term borrowings	19,400,000	—	—
Repayment of short-term borrowings	(19,400,000)	—	—
Repurchase of common stock	(665,998)	(2,198,415)	(764,179)
Cash distributions to stockholders	(829,161)	(4,296,106)	(282,203)
Net cash used in financing activities	$(1,495,159)	$(2,572,513)	$(1,369,288)

Net increase (decrease) in cash and cash equivalents	$13,900,240	$4,603,292	$(30,672,476)
Cash and cash equivalents, beginning of period	13,537,328	8,934,036	39,606,512
Cash and cash equivalents, end of period	$27,437,568	$13,537,328	$8,934,036

Supplemental disclosure of non-cash operating activities
Conversion of payment-in-kind interest income into preferred stock	$68,932	$—	$—
Supplemental disclosure of non-cash financing activities
Decrease in deferred offering costs	$—	$35,548	$—
Dividends payable	$3,878,014	$104,072	$—
Stock distributions to stockholders	$2,175,268	$—	$—
Supplemental disclosure of cash flow information
Interest paid on borrowings	$14,819	$—	$—
Net realized loss on sale of treasury bills	$94	$—	$—

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Schedule of Investments
December 31, 2014

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$2,100,000	3.14%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	160,000	0.24%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	280,000	0.42%
		Series 1 Convertible Preferred Stock	55,779	490,287	390,000	0.58%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 2/15/2015 (See Note 15 - Subsequent Events)	$238,501	238,501	450,000	0.67%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 1/29/2015 (See Note 15 - Subsequent Events)	$109,202	109,202	109,202	0.16%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	920,000	1.38%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	1,700,000	2.55%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,570,000	2.35%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	170,000	0.25%
Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	950,000	1.42%
	Renewable Oils	Series E-2 Convertible Preferred Stock	15,107,090	332,356	430,000	0.64%
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,790,000	5.67%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	2,820,000	4.22%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	5,700,000	8.53%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	340,000	0.51%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	6,850,000	10.25%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	4,290,000	6.42%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,310,000	4.95%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,373,785	$36,329,202	54.35%

BDCA Venture, Inc.
Schedule of Investments
December 31, 2014

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock	599,999	$4,000,001	$1,721,997	2.58%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$4,000,001	$1,721,997	2.58%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$7,790,000	11.66%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$7,790,000	11.66%

Total - Investments in Portfolio Company Securities (7)				$43,373,786	$45,841,199	68.59%

Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$45,841,199	68.59%
Cash and cash equivalents
Money market funds consisting of 27,190,896 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)					27,190,896	40.68%
Other cash and cash equivalents					246,672	0.37%
Funds held in escrow from sale of investment at fair value					709,568	1.06%
Prepaid expenses and other assets					84,901	0.13%
Less: Total liabilities					(7,239,699)	(10.83)%
Net Assets					$66,833,537	100.00%
(1) The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2) Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2014. As of December 31, 2014, restricted securities held by the Company comprised approximately 66%% of the Company's net assets.
(3) Controlled investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.
(4) Investment is income producing.
(5) Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of December 31, 2014, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.
(6) On June 26, 2013, Tremor Video priced its initial public offering 7,500,000 shares of common stock at a price to the public of $10.00 per share. Tremor Video's common stock trades on the New York Stock Exchange under the ticker symbol "TRMR." The Company's shares in Tremor Video were subject to a lockup agreement which expired on December 24, 2013. As of December 31, 2014, the Company valued its shares of common stock in Tremor Video based on the December 31, 2014 closing price.
(7) As of December 31, 2014, approximately 97% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

BDCA Venture, Inc.
Schedule of Investments
December 31, 2013

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (3)	Value as % of Net Assets
Unaffiliated Investments
Privately Held Portfolio Companies:
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
	Online Dating

BDCA Venture, Inc.
Schedule of Investments
December 31, 2013

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (3)	Value as % of Net Assets
SilkRoad, Inc.	Chicago, IL	Series C Convertible Preferred Stock	17,711,654	5,000,000	7,350,000	10.06%
	Software as a Service	Preferred Stock Warrants Exercise price $0.2823 per share (subject to adjustment); expire 6/30/2018; Subject to restrictions on exercisability	n/a	—	230,000	0.31%
		Subordinated Convertible Bridge Note (2) (7)Original principal $1,000,000; PIK interest 8%; matures 6/30/2014 (subject to certain conditions and events)	$1,028,667	1,028,667	1,028,667	1.41%
Glam Media, Inc.	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,750,000	7.87%
	Social Media
Stoke, Inc.	Santa Clara, CA	Common Stock	1,000,000	3,500,000	940,000	1.29%
	Communications Equipment
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	59,469,532	3,000,000	3,000,000	4.11%
	E-commerce network
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$42,574,747	$44,282,569	60.62%

Publicly Traded Portfolio Companies:
Tremor Video, Inc. (4)	New York, NY	Common Stock	599,999	4,000,001	3,479,994	4.76%
	Online Video Advertising
Millennial Media, Inc. (5)	Baltimore, MD	Common Stock	1,247,893	4,999,995	8,074,242	11.06%
	Mobile Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$8,999,996	$11,554,236	15.82%

Non-controlled, Affiliated Investments (6)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	4,000,000	6,140,000	8.41%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$6,140,000	8.41%

Total - Investments in Portfolio Company Securities (8)				$55,574,743	$61,976,805	84.85%

BDCA Venture, Inc.
Schedule of Investments
December 31, 2013

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$61,976,805	84.85%
Cash and cash equivalents - includes investment in money market funds consisting of 13,371,266 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share, or $13,371,266, which is income producing (2)	13,537,328	18.54%
Prepaid expenses and other assets	102,421	0.14%
Less: Total Liabilities	(2,577,084)	(3.53)%
Net Assets	$73,039,470	100.00%
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
(4) On June 26, 2013, Tremor Video priced its initial public offering 7,500,000 shares of common stock at a price to the public of $10.00 per share. Tremor Video's common stock trades on the New York Stock Exchange under the ticker symbol "TRMR." The Company's shares in Tremor Video were subject to a lockup agreement which expired on December 24, 2013. As of December 31, 2013, the Company valued its shares of common stock in Tremor Video based on the December 31, 2013 closing price.
(5) On November 6, 2013, portfolio company Jumptap, Inc. completed its merger with Millennial Media, Inc. (NYSE: MM). At the closing of the merger, in exchange for its Jumptap Series G preferred stock and after certain share adjustments, the Company received 1,247,893 shares of Millennial Media’s common stock, which shares are restricted securities. Millennial Media is required to register these shares for resale in accordance with a registration rights agreement. Pursuant to a contractual lockup agreement, the Company may not sell any shares of Millennial Media common stock for the initial 90-day period following the closing. Beginning on or about February 4, 2014, the Company may sell up to 415,964 shares. Beginning on or about May 5, 2014, the Company may sell an additional 696,735 shares. At the closing of the merger, the Company was required to set aside in escrow a total of 135,194 shares of Millennial Media for a one-year period following the closing as partial security for potential stockholder indemnification obligations. As of December 31, 2013, the Company valued its shares of common stock in Millennial Media based on the December 31, 2013 closing price, adjusted for a discount due to lack of marketability of 11%.
(6) Controlled investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.
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

BDCA Venture, Inc.
Notes to Financial Statements

Note 1 - Description of Business
BDCA Venture, Inc. (the "Company"), formerly known as Keating Capital, Inc., was incorporated on May 9, 2008 under the laws of the State of Maryland and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Effective July 1, 2014, the Company changed its name from Keating Capital, Inc. to BDCA Venture, Inc. Effective January 1, 2010, the Company elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company commenced its portfolio company investment activities in January 2010. The shares of the Company's common stock have been listed on the Nasdaq Capital Market since December 12, 2011.
BDCA Venture Adviser, LLC (the "Adviser") serves as the Company’s investment adviser and also provides the Company with administrative services necessary for it to operate. In this capacity, the Adviser is primarily responsible for the selection, evaluation, structure, valuation and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors. The Adviser is registered under the Investment Advisers Act of 1940, as amended.
On September 22, 2014, the Board of Directors approved a change to the Company’s investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments (the "New Investment Objective"). The Company’s investment strategy focuses on making secured and unsecured debt investments in companies that the Adviser believes are poised to grow at above-average rates relative to other sectors of the U.S. economy. The Company may also invest in equity or equity-related investments alongside its debt investments. The Company has not made any debt investments under its New Investment Objective to date.
Previously, the Company's investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering ("Pre-IPO") companies.
On July 1, 2014, the members of the Adviser completed the sale of 100% of their issued and outstanding equity interests in the Adviser (the "Transaction") to BDCA Adviser, LLC ("BDCA Adviser"). Upon the closing of the Transaction, the Adviser became a wholly-owned subsidiary of BDCA Adviser, which is an indirect wholly-owned subsidiary of AR Capital, LLC ("AR Capital") and changed its name from Keating Investments, LLC to BDCA Venture Adviser, LLC. In connection with the closing of the Transaction, the Company entered into a new Investment Advisory and Administrative Services Agreement (the "Investment Advisory Agreement") with the Adviser, replacing the prior Investment Advisory and Administrative Services Agreement (the "Prior Advisory Agreement") between the Company and the Adviser. The Prior Advisory Agreement automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. See Note 4 - Related Party Agreements and Transactions.
The Company has entered into a custody agreement with and has appointed MidFirst Bank, formerly known as Steele Street Bank & Trust, as custodian of all of its portfolio company securities and other securities.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP").
Consolidation
The Company’s financial statements include only the accounts of BDCA Venture, Inc. as the Company has no subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Such estimates and judgments could change in the future as more information becomes known, and actual results could differ from these estimates and the differences could be material. The Company considers its significant estimates to include the fair value of portfolio company securities and income taxes.
Valuation of Investments
The Company’s investments consist of securities issued by private and publicly traded companies consisting of convertible preferred stock, common stock, subordinated convertible bridge notes, promissory notes and warrants to purchase common and preferred stock which are included on the Company's Schedule of Investments.
Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the U.S. Securities and Exchange Commission (the "SEC"), and in accordance with Financial Accounting Standards Board ("FASB"),

BDCA Venture, Inc.
Notes to Financial Statements

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
Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material. Changes in valuation of these investments are recorded in the Company’s Statement of Operations as "Net change in unrealized appreciation (depreciation)."
At the Company’s quarterly Board of Directors meeting held on July 24, 2014, the Company dissolved the Valuation Committee effective July 25, 2014 and appointed a lead valuation director, who is a non-interested member of the Board of the Directors, to act as the liaison between the Board of Directors, the Company’s management and the Adviser for valuing the Company's investments. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company investment will be valued by the Adviser, potentially with information received from one or more independent valuation firms engaged by the Adviser;

•
An independent valuation firm, if engaged by the Adviser, will conduct independent appraisals and make an independent assessment of the value of each investment, which will be used by the Adviser in deriving a preliminary valuation;

•	The Company's lead valuation director will review and discuss the preliminary valuations with the Adviser and the assistance of the independent valuation firm, if engaged by the Adviser; and

•
The Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in the portfolio for which market quotations are not readily available based on the input of the Adviser, the independent valuation firm, if engaged by the Adviser, and the lead valuation director.

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

BDCA Venture, Inc.
Notes to Financial Statements

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company or the completion of an initial public offering ("IPO") by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid. See Note 3 - Portfolio Investments and Fair Value.
In cases where a portfolio company completes a subsequent financing with different rights and preferences than the equity securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding or where a merger or acquisition event involving a portfolio company has been completed or is pending, the Company may consider aforementioned transaction to estimate the portfolio company's equity value.
In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company's capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company generally uses an option pricing model to allocate value to each equity and equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent or the portfolio company is unlikely to continue as a going concern. In the case of certain warrants where the Company's ability to exercise may be contingent or subject to certain metrics, a Monte Carlo simulation model may be used.
Debt Investments
Given the nature of the Company’s current debt investments, principally convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market for these investment securities to be traded or exchanged. Since the Company invested in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of the Company’s convertible debt investments for which market quotations are not available is determined on an as-converted to equity basis using the same factors and methodologies the Company uses to value its equity investments. In making a good faith determination of the value of its convertible debt investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount ("OID"), if any, and payment-in-kind ("PIK") interest which has been accreted to principal as earned.
If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid, or in the case of non-convertible debt investments to be made under the Company's New Investment Objective, the Company applies a procedure that assumes a sale of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. As part of this process, the Company will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default and whether the security lien, if any, is subordinated to senior lenders. The Company will also use pricing of recently issued comparable debt securities, if any, to determine the baseline hypothetical market yield as of the measurement date. The Company considers each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each debt investment’s fair value as of the measurement date.
When acquiring a debt instrument, the Company may receive warrants or other equity-related securities from the borrower in connection with the debt investment. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the loan from recordation of the warrant or other equity-related instruments is accreted into interest income over the life of the loan.
Portfolio Company Investment Classification
The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Controlled Investments" are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation. Under the 1940 Act, "Non-controlled, Affiliated Investments" are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act,

BDCA Venture, Inc.
Notes to Financial Statements

"Unaffiliated Investments" are defined as investments that are neither Controlled Investments nor Non-controlled, Affiliated Investments.
As of December 31, 2014 the Company had eleven portfolio company investments that were classified as an Unaffiliated Investment and had one portfolio company investment classified as a Non-controlled, Affiliated Investment. As of December 31, 2013 the Company had sixteen portfolio company investments that were classified as an Unaffiliated Investment and had one portfolio company investment classified as a Non-controlled, Affiliated Investment.
Cash and Cash Equivalents
Cash and cash equivalents include short-term liquid investments in money market funds. Cash and cash equivalents are carried at amortized cost which approximates fair value.
The Company may place its cash and cash equivalents with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.
Funds Held in Escrow from Sale of Investments
Funds held in escrow from the sale of investments ("Escrowed Funds") are valued at fair value by the Company's Board of Directors using certain indemnity risk and deferred payment discounts applied to the amounts withheld. In connection with the closing of the sale of Xtime, Inc. in an all-cash merger transaction on November 18, 2014, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to the Company at a later date subject to potential indemnity claims. As of December 31, 2014, funds held in escrow from the sale of investments were fair valued at $709,568. The funds held in escrow are anticipated to be released in phases with anticipated distributions occurring in January of 2015, January of 2016 and November of 2017, net of settlement of any indemnity claims.
Deferred Offering Costs and Offering Costs
Offering costs include professional and legal fees, printing fees, fees paid to the SEC and other costs pertaining to the Company’s offerings of shares. Offering costs are charged to additional paid-in capital.
On March 15, 2012, the Company filed a registration statement on Form N-2 for an underwritten offering of its common stock, which was last amended by the Company on November 9, 2012. On May 20, 2013, the Company withdrew its registration statement for the contemplated underwritten offering of its common stock based on its determination that an underwritten offering was not feasible at the time. The Company charged-off $287,358 of deferred offering costs related to the attempted offering and has reclassified $9,789 of deferred offering costs related to the attempted filing to prepaid expenses related to regulatory filing fees available for future registration statement filings.
Securities Transactions
Securities transactions are accounted for on the date the transaction for the purchase or sale of the securities is entered into by the Company. Securities transactions outside conventional channels, such as private transactions, are recorded as of the date the Company obtains the right to demand the securities purchased or to collect the proceeds from a sale, and incurs an obligation to pay for securities purchased or to deliver securities sold, respectively. Cash due from brokers related to sales of securities that had not settled as of the balance sheet date is classified as a receivable for investments sold. Commissions and other costs associated with transactions involving securities, including legal costs, are included in the cost basis of purchases and deducted from the proceeds of sales.
Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $66,486 and $37,376 during the years ended December 31, 2014 and 2013, respectively. During year ended December 31, 2012, the Company did not hold any debt investments. See "Income Taxes" below.
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

BDCA Venture, Inc.
Notes to Financial Statements

of a loan is below cost, the Company may cease recognizing PIK interest on the debt investment until such time that the fair value equals or exceeds cost.
The Company’s preferred equity investments may pay fixed or adjustable rate, non-cumulative dividends and will generally have a "preference" over common equity in the payment of non-cumulative dividends and the liquidation of a portfolio company's assets. In order to be payable, non-cumulative distributions on such preferred equity must be declared by the portfolio company's board of directors. Non-cumulative dividend income from preferred equity investments in portfolio companies is recorded when such dividends are declared or at the point an obligation exists for a portfolio company to make a distribution. In limited instances, the Company’s preferred equity investments may include cumulative dividend provisions, where such cumulative dividends, whether or not declared, accrue at a specified rate from the original investment date, have a "preference" over other classes of preferred equity and common equity with respect to payment, and are payable only when declared by a portfolio company’s board of directors or upon a qualifying liquidation event. Cumulative dividends are recorded when such dividends are declared by the portfolio company’s board of directors or when a specified event occurs triggering an obligation to pay such dividends. When recorded, cumulative dividends are added to the balance of the preferred equity investment and are recorded as dividend income in the statement of operations. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to the Company’s convertible preferred stock investments, these investments are considered to be non-income producing. During the years ended December 31, 2014, 2013 and 2012, there were no non-cumulative or cumulative dividends recorded.
Net Realized Gain or Loss and Unrealized Appreciation or Depreciation
Net realized gain or loss is recognized when a portfolio company investment or other financial asset is disposed of and is computed as the difference between the Company's cost basis in such investment or asset at the disposition date and the net proceeds received from such disposition (after reduction for commissions and other selling expenses). Net realized gains and losses on transactions involving portfolio company investments and other financial assets are determined by specific identification. Unrealized appreciation or depreciation is computed as the difference between the fair value of the portfolio company investment or other financial asset and the cost basis of such investment or asset.
Income Taxes
Effective January 1, 2010, the Company elected to be treated for tax purposes as a RIC under the Code. The Company intends to operate so as to qualify as a RIC. To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its "investment company taxable income" as defined in the Code.
Due to the Company's limited number of investments, it closely monitors its asset composition in order to continue to satisfy the asset diversification test and maintain its status as a RIC. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% threshold"). However, the failure to meet the 50% threshold alone will not result in the Company's loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of the Company's assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% threshold.
As a RIC, the Company generally will not have to pay corporate-level federal income taxes on any investment company taxable income or any realized net capital gains that the Company distributes to its stockholders as dividends. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. In addition, taxable income generally excludes any unrealized appreciation or depreciation.
The Company is not required to distribute its realized net capital gains, if any, to stockholders to maintain RIC tax treatment. However, the Company generally will have to pay corporate-level federal income taxes on any realized net capital gains that the Company does not distribute to its stockholders. In the event the Company retains any of its realized net capital gains, the Company may designate the retained amount as a deemed distribution to stockholders and will be required to pay corporate-level tax on the retained amount.
The Company would also be subject to certain nondeductible federal excise taxes imposed on RICs if it fails to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year, if any, and (iii) any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will not be subject to this excise tax on amounts on which the Company is required to pay corporate income tax.

BDCA Venture, Inc.
Notes to Financial Statements

Dividends and Distributions
Dividends and distributions to common stockholders must be approved by the Company’s Board of Directors and any dividend payable is recorded on the ex-dividend date.
The Company may fund cash dividends and distributions to stockholders from any sources of funds available to the Company. The Company has not established limits on the amount of funds it may use from available sources to make dividends or distributions. See Note 8 - Dividends and Distributions.
Per Share Information
Net changes in net assets resulting from operations per common share, or basic earnings per share, are calculated using the weighted average number of common shares outstanding for the period presented. Diluted earnings per share are not presented as there are no potentially dilutive securities outstanding.
Capital Accounts
Certain capital accounts including undistributed net investment income or loss, accumulated net realized gain or loss, net unrealized appreciation or depreciation and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. U.S. GAAP requires that certain components of net assets relating to permanent differences are to be reclassified between financial statement reporting and tax reporting. These reclassifications have no effect on the net assets or net asset value per share and are intended to enable the Company’s stockholders to determine the amount of accumulated and undistributed earnings they potentially could receive in the future and on which they could be taxed.
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
Note 3 - Portfolio Investments and Fair Value
The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of December 31, 2014 and December 31, 2013.

	December 31, 2014			December 31, 2013
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$37,269,880	$43,060,000	92.50%	$35,858,933	$42,210,000	68.11%
Preferred Stock Warrants	—	340,000	0.73%	—	230,000	0.37%
Common Stock	1,756,202	160,000	0.34%	8,862,385	5,370,000	8.67%
Common Stock Warrants	—	—	—%	610,860	1,370,000	2.21%
Subordinated Convertible Bridge Notes	238,501	450,000	0.97%	1,242,569	1,242,569	2.00%
Subordinated Secured Notes	109,202	109,202	0.23%	—	—	—%
Subtotal - Privately Held Portfolio Companies	39,373,785	44,119,202	94.77%	46,574,747	50,422,569	81.36%
Publicly Traded Portfolio Companies:
Common Stock	4,000,001	1,721,997	3.70%	8,999,996	11,554,236	18.64%
Total Portfolio Company Investments	43,373,786	45,841,199	98.47%	55,574,743	61,976,805	100.00%
Funds Held in Escrow from Sale of Investment	809,311	709,568	1.53%	—	—	—%
Total Portfolio Company Financial Assets	$44,183,097	$46,550,767	100.00%	$55,574,743	$61,976,805	100.00%

BDCA Venture, Inc.
Notes to Financial Statements

Fair Value of Investments
The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of December 31, 2014 and December 31, 2013:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2014
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$43,060,000	$43,060,000
Preferred Stock Warrants	—	—	340,000	340,000
Common Stock	—	—	160,000	160,000
Common Stock Warrants	—	—	—	—
Subordinated Convertible Bridge Notes	—	—	450,000	450,000
Subordinated Secured Notes	—	—	109,202	109,202
Publicly Traded Portfolio Company Securities:
Common Stock	1,721,997	—	—	1,721,997
Cash Equivalents:
Money Market Funds	27,190,896	—	—	27,190,896
Funds Held in Escrow From Sales of Investments	—	—	709,568	709,568
Total	$28,912,893	$—	$44,828,770	$73,741,663

As of December 31, 2013
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$42,210,000	$42,210,000
Preferred Stock Warrants	—	—	230,000	230,000
Common Stock	—	—	5,370,000	5,370,000
Common Stock Warrants	—	—	1,370,000	1,370,000
Subordinated Convertible Bridge Notes	—	—	1,242,569	1,242,569
Publicly Traded Portfolio Company Securities:
Common Stock	3,479,994	—	8,074,242	11,554,236
Cash Equivalents:
Money Market Funds	13,371,266	—	—	13,371,266
Total	$16,851,260	$—	$58,496,811	$75,348,071

BDCA Venture, Inc.
Notes to Financial Statements

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Common Stock Warrants	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$—	$—	$58,496,811
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	4,397,011	330,645	—	—	397,617	109,202	—	5,234,475
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(10,731,353)	136,053	(940,000)	(106,072)	(1,401,686)	—	809,311	(12,233,747)
Gross transfers out of Level 3 to Level 1 (2)	—	—	(11,683,302)	—	—	—	—	(11,683,302)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	7,184,342	(356,698)	(660,940)	(1,263,928)	211,500	—	(99,743)	5,014,533
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$—	$450,000	$109,202	$709,568	$44,828,770

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2014	$1,801,053	$110,000	$(550,000)	$—	$211,500	$—	$—	$1,572,553
(1) Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.
(2) Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.
During the year ended December 31, 2014, the transfers out of Level 3 to Level 1 were the result of the expiration of lock-up restrictions on the shares of common stock held in Millennial Media and TrueCar.
The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Common Stock Warrants	Level 3 Subordinated Convertible Bridge Notes	Total
Fair Value as of December 31, 2012	$43,087,120	$—	$19,791,002	$982,878	$—	$63,861,000
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	3,000,000	—	—	—	1,242,569	4,242,569
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(8,849,995)	—	5,103,660	(929,062)	—	(4,675,397)
Gross transfers out of Level 3 to Level 1 (2)	—	—	(10,761,002)	—	—	(10,761,002)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	4,972,875	230,000	(689,418)	1,316,184	—	5,829,641
Fair Value as of December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$58,496,811

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2013	$4,972,875	$230,000	$1,094,247	$457,122	$—	$6,754,244
(1) Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.
(2) Exchanges, conversions and transfers out of Level 3 portfolio company investments are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments are reflected at the net proceeds from the sale.

BDCA Venture, Inc.
Notes to Financial Statements

During the year ended December 31, 2013, the transfers out of Level 3 to Level 1 were the result of the expiration of lock-up restrictions on the shares of common stock held in LifeLock and Tremor Video.
Portfolio Company Investment Activity
The following is a summary of the Company's purchases of portfolio company investments during the year ended December 31, 2014:

•	In February and April of 2014, the Company invested a total of $332,356 in the subordinated convertible bridge notes of an existing portfolio company, Agilyx Corporation,

•
In April 2014, the Company invested $999,997 in the Series F convertible preferred stock financing of Stoke, Inc., an existing portfolio company. In connection with this Series F financing, the Company exchanged all of the shares of common stock that it held in Stoke for shares of Series F convertible preferred stock. The Company also received warrants to purchase shares of Series F convertible preferred stock at an exercise price of $0.01 per share.

•	In May 2014, the Company invested $2,999,999 in the Series E convertible preferred stock financing of Centrify Corporation, a new portfolio company.

•	In May 2014, the Company invested $54,280 in the Series F convertible preferred stock financing of Suniva, Inc., an existing portfolio company.

•	In July 2014, the Company invested $268,853 in the Series D-1 convertible preferred stock of SilkRoad, Inc., an existing portfolio company.

•
In November 2014, the Company purchased BrightSource’s July 2014 promissory notes in the amount of $82,693 and August 2014 promissory notes in the amount of $25,284. In connection with this purchase of notes, the Company received 7,197 shares of Series 1 convertible preferred stock in exchange for 107,955 shares of Series 1A non-convertible preferred stock. These notes were not convertible.

•	In December 2014, the Company invested $404,527 in the Series B preferred stock of Harvest Power, Inc., an existing portfolio company.
The following is a summary of the Company's dispositions and write-offs of portfolio company investments during the year ended December 31, 2014:

•
The Company sold 1,230,747 shares of Millennial Media common stock, including 118,048 shares released from an indemnity escrow, for a net realized loss of $279,501. During December 2014, the Company also wrote off the remaining 17,146 shares of Millennial Media common stock that were held in escrow based on pending indemnity claims made against such escrowed shares, resulting in a realized loss of $68,700. See Note 9 - Commitments and Contingencies and Note 15 - Subsequent Events.

•	In July 2014, the Company sold its entire position in Kabam’s Series D convertible preferred stock for a net realized gain of $671,140.

•
In November 2014, following the expiration of post-IPO lockup restrictions, the Company sold its entire position in the common stock of TrueCar, Inc., a publicly traded company, resulting in a realized gain of $3,519,048.

•
In November 2014, Xtime, Inc. completed an all-cash merger transaction in which the Company was entitled to receive a purchase price of $10,511,947 in exchange for its Xtime preferred stock and common stock warrants, resulting in a realized gain of $7,511,947. At the closing of the merger, $809,311 of the purchase price was set aside in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. See Note 9 - Commitments and Contingencies and Note 15 - Subsequent Events.

•
In November 2014, Stoke, Inc. was acquired in an all-cash merger. As part of the merger, the Company received $530,713 in exchange for its Stoke preferred stock and preferred stock warrants, resulting in a realized loss of $3,969,283. Under the merger agreement, the Stoke preferred stockholders, including the Company, are obligated to indemnify the buyer for certain stockholder indemnification claims and, in certain cases, the Company's potential liability for indemnity claims could exceed the cash consideration it received at the closing. See Note 9 - Commitments and Contingencies.

•	During December 2014, the Company wrote off 9,686 shares of common stock of Livescribe, Inc., resulting in a realized loss of $606,187.
Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of December 31, 2014. In addition

BDCA Venture, Inc.
Notes to Financial Statements

to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of December 31, 2014. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

	December 31, 2014
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$43,060,000	Option pricing model	Comparable public company equity volatility	15%	to	55%	41%
		Comparable public companies	Revenue multiple	0.7	to	7.0	2.7
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	10%	to	30%	20%
		Discounted cash flow	Discount rate	20%	to	40%	31%
			Terminal revenue multiple	1.3	to	6.0	3.3
			Terminal EBITDA multiple	8.0	to	8.0	8.0
			Discount for lack of marketability	10%	to	30%	20%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$340,000	Option pricing model	Comparable public company equity volatility	45%	to	45%	45%
		Comparable public companies	Revenue multiple	2.3	to	2.8	2.5
			Discount for lack of marketability	20%	to	20%	20%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	4.5	to	4.5	4.5
			Discount for lack of marketability	20%	to	20%	20%
Level 3 Portfolio Company Investments: Common Stock	$160,000	Option pricing model	Comparable public company equity volatility	50%	to	50%	50%
		Comparable public companies	Revenue multiple	1.0	to	1.5	1.3
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	20%	to	20%	20%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	8.0	to	8.0	8.0
			Discount for lack of marketability	20%	to	20%	20%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$559,202	Option pricing model	Comparable public company equity volatility	50%	to	50%	50%
		Comparable public companies	Revenue multiple	1.0	to	1.5	1.3
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	20%	to	20%	20%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	8.0	to	8.0	8.0
			Discount for lack of marketability	20%	to	20%	20%
Level 3 Funds Held in Escrow From Sale of Investment	$709,568	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	—%	to	10%	5%
(1) The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization, and price to earnings multiples (collectively, "Multiples") for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability ("DLOM"). For some portfolio company investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a "Precedent Transaction"). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

BDCA Venture, Inc.
Notes to Financial Statements

Additional inputs used in the option pricing model include the volatility of equity in comparable public companies, the risk free interest rate and the estimated time to exit. The significant unobservable input used in the option pricing model for valuing certain of the Company’s portfolio company investments in convertible preferred stock, common stock and preferred and common stock warrants for which market quotations are not readily available is the volatility of equity in comparable public companies. A change in the assumption used for equity volatility may indicate a directionally similar change in the fair value of the convertible preferred stock, common stock and preferred and common stock warrant investments.
Since the Company invests in convertible debt investments, principally convertible bridge notes, for the primary purpose of potential conversion into equity at a future date, the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt investments on an as-converted to equity basis are the same inputs used by the Company to value its equity securities (including convertible preferred stock). An option pricing model valuation technique may also be used to derive the fair value of the conversion feature of convertible notes. If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt investments are hypothetical market yields and premiums/(discounts). For non-convertible debt investments which the Company generally holds for cash payment at maturity, the significant unobservable inputs that may be used in the fair value measurement of the Company’s non-convertible debt are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, collateral, and other characteristics of the investment. In certain investments, the Company may value its convertible and non-convertible debt investments using a liquidation approach in which case the realizable value of the collateral would be a significant unobservable input.
Funds held in escrow from the sale of investments are valued using certain indemnity risk and deferred payment discounts applied to the amounts withheld.
(2) Weighted average based on fair value as of December 31, 2014.
As of December 31, 2014 and 2013, 60.5% and 77.4%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2014, 2013 and 2012 for: (i) the Company’s portfolio company investments sold during the years ended December 31, 2014, 2013 and 2012 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of December 31, 2014, 2013 and 2012.

	Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$—	$—	$675,317	$(1,599,920)	$—	$—
LifeLock, Inc.	—	—	3,675,041	(1,911,002)	—	—
Solazyme, Inc.	—	—	49,820	342,456	403,631	(197,912)
NeoPhotonics Corporation	—	—	—	—	(121,428)	267,200
Xtime, Inc.	7,511,947	(2,830,000)	—	—	—	—
TrueCar, Inc.	3,519,048	(720,004)	—	—	—	—
Kabam, Inc.	671,140	(291,140)	—	—	—	—
Millennial Media, Inc.	(348,201)	(3,074,247)	—	—	—	—
Livescribe, Inc.	(606,186)	606,186	—	—	—	—
Stoke, Inc.	(3,969,283)	2,560,000	—	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	6,778,465	(3,749,205)	4,400,178	(3,168,466)	282,203	69,288
Portfolio Company Investments Held at End of Period	—	(185,444)	—	6,384,238	—	1,776,102
Total Portfolio Company Investments	6,778,465	(3,934,649)	4,400,178	3,215,772	282,203	1,845,390
Funds Held in Escrow from Sale of Investment	—	(99,743)	—	—	—	—
Total Portfolio Company Financial Assets	$6,778,465	$(4,034,392)	$4,400,178	$3,215,772	$282,203	$1,845,390
See the accompanying schedule of investments for the fair value of the Company’s portfolio company investments. The methodology for the determination of the fair value of the Company’s portfolio company investments is discussed in Note 2 - Summary of Significant Accounting Policies.

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
Subject to the overall supervision of the Company’s Board of Directors, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory Agreement between the Adviser and the Company, the Adviser: (i) determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; (ii) determines which securities the Company will purchase, retain or sell; (iii) identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and (iv) closes, monitors and services the investments the Company makes.
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired.
The Company pays the Adviser a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components: (i) a base management fee and (ii) an incentive fee. The Company’s officers do not receive any compensation directly from the Company. However, employees of the Adviser or its affiliates who also serve as the Company’s officers receive compensation from the Adviser or an affiliate, which may be funded by or economically related to the investment advisory or administrative fees paid by the Company to the Adviser under to the Investment Advisory Agreement.
Base Management Fee
The base management fee (the "Base Fee") is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter. For the year ended December 31, 2014, the Adviser agreed to waive $97,797 of Base Fees associated with the United States Treasury Bills that were purchased with the proceeds of the short-term loan and were included in gross assets as of September 30, 2014. See "Expense Deferrals and Waivers by the Adviser" below. The purchase of United States Treasury Bills with the proceeds of the short-term loan in September 2014 was made so that the Company could maintain its status as a RIC for tax purposes. The Adviser did not waive any Base Fees for the years ended December 31, 2013 and 2012. As of December 31, 2014 and 2013, the Company had Base Fees payable to the Adviser of $354,633 and $126,515, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company incurred Base Fees before any waivers by the Adviser of $1,568,964, $1,462,495 and $1,533,808, respectively.
Incentive Fee
The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in the Company’s portfolio. For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term capital gains and losses. The Adviser is not entitled to an incentive fee on investment income generated from interest or dividends on the Company's portfolio company investments.
As of December 31, 2014 and 2013, an incentive fee of $635,241 and $0, respectively, was due and payable to the Adviser. For the years ended December 31, 2014, 2013 and 2012, the Company incurred actual incentive fees payable to the Adviser of $635,241, $0 and $0, respectively. The incentive fee actually payable to the Adviser is consistent with the Investment Advisers Act of 1940, as amended, and formula reflected in the Investment Advisory Agreement.
For accounting purposes only, the Company is required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period. The accrual of this theoretical incentive fee assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to the Adviser. As of December 31, 2014 and 2013, the Company recorded a theoretical incentive fee payable of $2,130,443 and $2,216,888, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded a $86,445 reduction of theoretical incentive fees and incurred $1,523,189 and $425,519 of theoretical incentive fees, respectively.

BDCA Venture, Inc.
Notes to Financial Statements

Administrative Services
Pursuant to the Investment Advisory Agreement, the Adviser furnishes the Company with office facilities, equipment and clerical, bookkeeping and record-keeping services. The Adviser also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which the Company is required to maintain, and preparing reports to the Company’s stockholders and reports filed with the SEC.
In addition, the Adviser assists the Company with its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing stockholder and investor relations services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns, printing and disseminating reports to its stockholders, providing support for its risk management efforts and generally overseeing the payment of its expenses and performance of administrative and professional services rendered to the Company by others.
The Company reimburses the Adviser for the allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The allocation ratio with respect to compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff, is dependent upon the amount of time each devotes to matters on behalf of the Company and the Adviser. Allocated administrative expenses are payable to the Adviser periodically but no less than quarterly.
As of December 31, 2014 and 2013, the Company recorded a payable to the Adviser for administrative services of $113,596 and $51,755, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $570,074, $651,811 and $633,997 of administrative expenses allocated from the Adviser, respectively.
Duration and Termination
The Investment Advisory Agreement, which was entered into on July 1, 2014 as part of the closing of the Transaction, will remain in effect for a period of two years, unless sooner terminated. The Investment Advisory Agreement was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. After the initial two-year period, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by: (i) the vote of the Board of Directors or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons. An affirmative vote of the holders of a majority of the Company’s outstanding voting securities is also necessary in order to make material amendments to the Investment Advisory Agreement.
The Investment Advisory Agreement automatically terminates in the event of its assignment. As required by the 1940 Act, the Investment Advisory Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to the Adviser. If the Adviser wishes to voluntarily terminate the Investment Advisory Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
Expense Deferrals and Waivers by the Adviser
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), the Adviser has agreed to defer the payment of Base Fees to the Adviser unless and until the Company realizes net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, the Adviser agrees to waive, without recourse against or reimbursement by the Company, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, the Adviser may, in its sole discretion, extend the Term of the Program by written notice to the Company. As of December 31, 2014, no Base Fees have been deferred under the Program. The Program was not in effect as of December 31, 2013.
Separately, the Adviser has also agreed that, to the extent that the Company's Adjusted Operating Expenses (as defined below) in 2015 exceed $1,500,000 (the “Excess Amount”), the Adviser will, without recourse against or reimbursement by the Company, waive Reimbursable Expenses (as defined below) due and owing by the Company and/or pay on behalf of the Company certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by the Adviser on behalf of the Company equals the Excess Amount. Adjusted Operating Expenses means the Company's total operating expenses (as reported on the Company's audited financial statements for 2015 included in the Company's annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, and any costs related to borrowings by the Company (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by the Adviser and reimbursable by the Company with respect to 2015 (“Reimbursable Expenses”) shall be included in Adjusted Operating Expenses.

BDCA Venture, Inc.
Notes to Financial Statements

Separately, the Adviser has also agreed to waive, without recourse against or reimbursement by the Company, the portion of the Base Fees associated with the $19.4 million of United States Treasury Bills that were purchased with the proceeds of the short-term loan and were included in gross assets as of September 30, 2014.
License Agreement
On July 1, 2014, as part of the closing of the Transaction, the Company entered into a sublicense agreement (the "Sublicense Agreement") with the Adviser pursuant to which the Adviser granted the Company a non-exclusive license to use the name "BDCA." Under the Sublicense Agreement, the Company will have a right to use the BDCA name and logo, for so long as the Adviser remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the "BDCA" name or logo. The Sublicense Agreement will remain in effect for so long as the Investment Advisory Agreement with the Adviser is in effect. The Sublicense Agreement will also terminate upon the expiration or termination of the license agreement between BDCA Adviser and the Adviser pursuant to which BDCA Adviser granted the Adviser a non-exclusive license to use the name "BDCA," including the limited right to sublicense such use to any BDC to whom the Adviser provides investment advisory services.
Reimbursement from Related Party
As part of the Transaction, BDCA Adviser agreed to reimburse the Company at the closing for the costs incurred in connection with the Company’s 2014 annual stockholder meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the Investment Advisory Agreement, which costs would not otherwise have been incurred by the Company. As of June 30, 2014, BDCA Adviser had agreed to reimburse the Company for such costs in the amount of $97,866. The Company recorded this amount as a receivable due from related party as of June 30, 2014. BDCA Adviser paid this amount to the Company at the closing of the Transaction on July 1, 2014. The Company did not have any amounts reimbursable from a related party for the years ended December 31, 2013 or 2012.
Services Provided by Related Parties
RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of the Adviser, provides the Company with legal services, website design and maintenance, and investor relations services.
The following table reflects the fees incurred by and payable to RCS Advisory as of and for the year ended December 31, 2014. RCS Advisory did not begin providing the Company with services until the completion of the Transaction and as such the Company did not incur any fees due to RCS Advisory for the years ended December 31, 2013 and 2012, respectively, and had no fees payable to RCS Advisory as of December 31, 2013.

	Incurred for the Year Ended	Payable as of
	December 31, 2014	December 31, 2014
Legal services	$75,119	$23,002
Website design and maintenance	26,375	23,063
Investor relations services	20,000	20,000
Total related party fees	$121,494	$66,065
Joint Liability Insurance Agreement
On August 28, 2014, the Company entered into a joint liability insurance agreement with the Adviser which allocates the premium cost of the Company's directors and officers liability insurance policy (the "D&O Policy") and the Company's excess coverage policy (the "Excess Policy") between the Company and the Adviser. The D&O Policy covers the Company's directors and officers, insures the Company against loss that it may be required or permitted to pay as indemnities of the Company's directors and officers, and insures the Company for certain securities claims. The Company also maintains an Excess Policy which provides for excess coverage to the Company's officers and directors in the case of non-indemnifiable claims. The coverages under the D&O Policy and the Excess Policy in certain cases extend to the officers, managers and employees of the Adviser, and to the members of the Adviser’s investment committee. For the policy year ending August 28, 2015, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium has been allocated to the Adviser.
Note 5 - Equity Offerings and Related Costs
During the year ended December 31, 2014, the Company issued 374,069 shares of its common stock to its stockholders as part of its quarterly distributions declared for the first, second and third quarters of 2014. See Note 8 - Dividends and Distributions.

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
Note 6 - Short-term Borrowing
On July 24, 2014, the Company entered into a margin account agreement with National Financial Services, LLC ("NFS"). To maintain its status as a RIC for tax purposes, the Company purchased $20 million of short-term U.S. Treasury bills ("T-Bills") on September 24, 2014. The Company financed the purchase of these T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term borrowing financed through the margin account agreement with NFS. The short-term borrowing had an effective annual interest rate of approximately 2.5%. The $20 million of T-Bills were pledged as collateral for the short-term borrowing. On October 3, 2014, the Company sold the T-Bills for a realized loss of $94 and repaid the short-term borrowing in full together with accrued interest. The Company incurred interest expense of $14,819 associated with the short-term borrowing for the year ended December 31, 2014.
Note 7 - Stock Repurchases
On September 22, 2014, the Company's Board of Directors authorized a stock repurchase program of up to $5 million. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program expired on March 22, 2015. However, on March 26, 2015, the Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire September 22, 2015. See Note 15 - Subsequent Events. This stock repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the year ended December 31, 2014, the Company repurchased 128,977 shares of its common stock at an average price of $5.16 per share, including commissions, for a total cost of $665,998. The Company’s net asset value per share increased by $0.03 per share as a result of the share repurchases during the year ended December 31, 2014. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2014 was 25%.
Effective as of December 31, 2014, the Company retired all 577,418 shares of its common stock that were held in treasury at its transfer agent prior to being retired. The cumulative cost of the treasury shares retired, $3,628,592, was charged to common stock, $577, and additional paid-in capital, $3,628,015, as of December 31, 2014.
The Company's Board of Directors previously authorized a stock repurchase program of up to $5 million which commenced on May 9, 2012 and was discontinued on October 24, 2013. Under this stock repurchase program, during the year ended December 31, 2013, the Company repurchased 339,445 shares of its common stock at an average price of $6.48 per share, including commissions, with a total cost of $2,198,415.  Under this stock repurchase program, the Company repurchased an aggregate of 448,441 shares of common stock from inception through October 24, 2013 for a total cost of $2,962,594. As of December 31, 2013, the 448,441 shares of common stock repurchased by the Company were held in treasury at the Company's transfer agent.
The Company accounted for the repurchases of its common stock under the cost method based on the actual cost of the repurchases.
Note 8 - Dividends and Distributions
Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution.

BDCA Venture, Inc.
Notes to Financial Statements

The following table summarizes the Company’s dividends declared for the years ended December 31, 2014, 2013 and 2012:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains	(3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
(1) This dividend was paid in cash and shares of the Company's common stock.
(2) Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2014.
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
On December 12, 2014, the Company's Board of Directors declared a special fourth quarter distribution of $0.396 per share payable to stockholders of record on December 31, 2014 which was paid 100% in cash on January 13, 2015. See Note 15 - Subsequent Events. With this special fourth quarter distribution, the Company distributed 100% of its $6.8 million in net gains realized in 2014.
The Company's Board of Directors previously adopted a distribution policy whereby the Company generally paid quarterly distributions to its stockholders out of assets legally available for distribution, as determined by the Board of Directors, with the intention of distributing 100% of the Company's net realized capital gains annually.

BDCA Venture, Inc.
Notes to Financial Statements

On March 26, 2015, the Company's Board of Directors revised the Company's distribution policy. Under the revised distribution policy, the Company intends to pay quarterly regular distributions (the "Regular Distributions") to its stockholders in an amount determined and declared by the Board of Directors in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to the Company's stockholders each year until the Company is generating sufficient net investment income under its strategy to implement its New Investment Objective. To the extent the Company's net realized capital gains exceed the aggregate amount of the Regular Distributions for a year, the Board of Directors also intends to declare a special distribution (the "Special Distribution") in December of each year so that the total distributions for the year represent at least 100% of the Company's net realized capital gains. However, the Board of Directors may adjust the amount of the Regular and Special Distributions it pays each year based on other factors that it deems relevant from time to time including, without limitation, the Company's financial condition, cash availability, maintenance of RIC status, corporate-level income and excise tax planning, and compliance with applicable BDC regulations.  Further, the Company intends to pay Regular and Special Distributions entirely in cash based on the current level of the stock price discount to the Company's net asset value.
Since the Company's current portfolio company investments do not generate current income (i.e., dividends or interest income), the Company does not expect its Regular and Special Distributions to be sourced from net investment income. As the Company transitions its portfolio to debt investments under its strategy to implement its New Investment Objective, however, the Company expects to generate current income and for current income to comprise a source of return for its stockholders over time. If and when the Company is able to generate net investment income under its strategy to implement its New Investment Objective, the Company intends to pay Regular and Special Distributions equal to at least 90% of the Company's taxable net investment income each year in order to maintain its RIC status for tax purposes.
Because of the unpredictable and inconsistent nature of the net realized capital gains the Company may earn over the next several years, the Regular Distributions are intended to provide a more consistent and predictable return to the Company's stockholders until it is able to generate sufficient and consistent levels of net investment income under its strategy to implement its New Investment Objective. If the Regular Distributions for the year exceed the Company's net investment income and net realized capital gains, the difference will be distributed from the Company's capital and will constitute a return of capital to its stockholders.
Consistent with the Company's revised distribution policy, on March 26, 2015, the Board of Directors declared quarterly Regular Distributions for 2015 each in the amount of $0.15 per share. See Note 15 - Subsequent Events.
In the event the Company retains some or all of its realized net capital gains, the Company may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.
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
Note 9 - Commitments and Contingencies
In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2014, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. As of December 31, 2014, the funds held in escrow were fair valued at $709,568. The funds held in escrow are anticipated to be released in phases with anticipated distributions occurring in January of 2015, January of 2016 and November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the

BDCA Venture, Inc.
Notes to Financial Statements

Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
On November 18, 2014, Stoke was acquired in an all-cash merger. Under the merger agreement, the preferred stockholders entitled to receive cash consideration under the merger, including the Company, are obligated to indemnify the buyer for their pro rata amount of any damages for certain indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the cash consideration received by the Company, the Company's potential liability for indemnity claims could exceed the cash consideration it received at the closing in the event of of the Company's or Stoke's fraud, willful misconduct or intentional misrepresentation. The Company has not been notified of any stockholder indemnity claims.
On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by the Company. The Company wrote off the remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on actual indemnity claims made against such escrowed shares. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
The Company maintains a D&O Policy and an Excess Policy which provide liability insurance coverage for its officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.
Absent the willful misfeasance, bad faith or gross negligence of the Adviser or the Adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify the Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of the Adviser’s performance of its duties and obligations under both the Prior Advisory Agreement and the Investment Advisory Agreement, except to the extent specified in the 1940 Act.
As of December 31, 2014, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.
Note 10 - Changes in Net Assets Per Share
The following table sets forth the computation of the basic and diluted per share net increase (decrease) in net assets resulting from operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net increase (decrease) in net assets resulting from operations	$(936,832)	$2,303,115	$(1,925,393)
Basic and diluted weighted-average shares outstanding	9,729,764	9,033,267	9,198,016
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.10)	$0.25	$(0.21)
During the years ended December 31, 2014, 2013 and 2012, the Company had no dilutive securities outstanding.

BDCA Venture, Inc.
Notes to Financial Statements

Note 11 - Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Per common share data
Net asset value, beginning of period	$7.65	$8.00	$8.23	$7.85	$6.53

Net investment loss (1)(2)	(0.38)	(0.59)	(0.44)	(0.54)	(1.43)
Net realized gain on investments (1)	0.70	0.49	0.03	—	—
Net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment (1)	(0.42)	0.35	0.20	0.11	0.42
Net increase (decrease) in net assets resulting from operations	(0.10)	0.25	(0.21)	(0.43)	(1.01)

Stockholder distributions:
Stockholder distributions paid from net realized gains	(0.70)	(0.49)	(0.03)	—	—
Distributions as a return of capital (1)	—	—	—	(0.06)	—
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.49)	(0.03)	(0.06)	—

Capital stock transactions:
Issuance of common stock(3)	(0.06)	(0.15)	—	1.83	4.26
Offering costs from issuance of common stock (1)	—	(0.04)	—	(0.89)	(1.59)
Amortization of deferred offering costs (1)	—	—	—	(0.07)	(0.34)
Repurchases of common stock (4)	0.03	0.08	0.01	—	—
Net increase (decrease) in net assets from capital stock transactions	(0.03)	(0.11)	0.01	0.87	2.33

Net asset value, end of period	$6.82	$7.65	$8.00	$8.23	$7.85

Ratios and supplemental data:
Per share market price, end of period (5)	$4.89	$6.15	$6.27	$8.46	N/A (5)
Total return based on change in net asset value (6)	(1.87)%	1.67%	(2.43)%	5.61%	20.21%
Total return based on stock price (7)	(9.71)%	5.23%	(25.52)%	(14.46)%	—%
Common shares outstanding, end of period	9,793,994	9,548,902	9,174,785	9,283,781	2,860,299
Weighted average common shares outstanding during period	9,729,764	9,033,267	9,198,016	6,921,481	1,383,537
Net assets, end of period	$66,833,537	$73,039,470	$73,412,940	$76,384,715	$22,456,400
Ratio of operating expenses to average net assets (8)	5.36%	7.45%	5.39%	7.62%	15.52%
Ratio of net investment loss to average net assets (8)	(5.26)%	(7.39)%	(5.39)%	(7.51)%	(15.11)%
Weighted average debt per common share (9)	$0.07	$—	$—	$—	$—
Portfolio turnover (10)	34.60%	20.73%	2.47%	N/A (10)	N/A (10)
(1) Based on weighted average shares outstanding during the period. For purposes of this presentation, the per share amount attributable to net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment for the years ended December 31, 2014 and 2013 was decreased by $0.01 per share to $(0.42) and $0.35, respectively, to reconcile the net increase (decrease) in net assets resulting from operations per share to the other per share information presented.
(2) For the year ended December 31, 2014, net investment loss per share excluding the waiver of base management fee expense by the Adviser equals $0.39. There was no waiver of base management fee expense by the Adviser for the years ended December 31, 2013, 2012, 2011 and 2010.
(3) Issuance of common stock for the year ended December 31, 2014 is based on the payment of the Company’s distributions made in shares of the Company's common stock during the period and represents the dilutive effect of issuing common stock below net asset value per share during the period. However, for purposes of this presentation, the per share amount attributable to the dilutive effect of issuing common stock below net asset value per share was reduced from $(0.07) per share to $(0.06) per share to reconcile the change in net asset value per share to the other per share information presented. Issuance of common stock for the year ended December 31, 2013 is based on the change in net asset value attributable to the rights offering on December 17, 2013. Issuance of common stock for the years ended December 31, 2011 and 2010 is based on the average increase in net asset value attributable to each share issued in the Company's continuous public offering during such periods.
(4) Represents the increase in net asset value attributable to repurchases of common stock during the period. The increase in net asset value per share attributable to repurchases of common stock for the year ended December 31, 2013 was $0.05 per share. However, for purposes of this presentation, the per share amount attributable to purchases of common stock was increased by $0.03 per share to a total of $0.08 per share to reconcile the change in net asset value per share to the other per share information presented.

BDCA Venture, Inc.
Notes to Financial Statements

(5) The shares of the Company's common stock were listed on the Nasdaq Capital Market beginning December 12, 2011. Accordingly, there was no market price for the shares as of December 31, 2010, and total return based on stock price has not been presented for the year ended December 31, 2010.
(6) Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. Total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on dividend distribution date.
(7) For the years ended December 31, 2014, 2013 and 2012, total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. For the year ended December 31, 2011, the total return based on stock price equals the change in the end of the period market price plus distributions over $9.96 per share (the average selling price in the Company's continuous public offering which concluded on June 30, 2011), divided by $9.96 per share (which return has not been annualized and includes the February 2011 distribution). .
(8) Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios. For the year ended December 31, 2014, the ratios of operating expenses and net investment loss to average net assets excluding the waiver of base management fee expense by the Adviser were 5.50% and (5.40%), respectively. There was no waiver of base management fee expense by the Adviser for the years ended December 31, 2013, 2012, 2011 and 2010.
(9) For the year ended December 31, 2014, weighted average debt per common share is calculated as the weighted average debt during the period divided by the weighted average shares outstanding during the period. During the years ended December 31, 2013, 2012, 2011 and 2010, the Company did not have any debt.
(10) For the years ended December 31, 2014, 2013 and 2012, portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. Since there were no sales of portfolio company investments during the years ended December 31, 2011 and 2010, there was no portfolio turnover.
Note 12 - Income Taxes
The Company distributed 100% of its net realized capital gains for the years ended December 31, 2014, 2013 and 2012. Therefore, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2014 and 2013.
The following table reconciles the Company's net (decrease) increase in net assets resulting from operations for the years ended December 31, 2014, 2013 and 2012 to the Company's ordinary loss for tax purposes for such years. As a RIC, the Company's ordinary loss for tax purposes cannot be carried forward to subsequent years and therefore no deferred tax asset has been recorded in relation to the ordinary loss for tax purposes. For book purposes, the ordinary loss for tax purposes (excluding the permanent book-to-tax difference) is reclassified to additional paid-in capital at year-end.

	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net (decrease) increase in net assets resulting from operations (per U.S. GAAP)	$(936,832)	$2,303,115	$(1,925,393)
Change in net unrealized appreciation	4,034,392	(3,215,772)	(1,845,390)
Net capital gains	(6,778,371)	(4,400,178)	(282,203)
Net investment loss (per GAAP)	$(3,680,811)	$(5,312,835)	$(4,052,986)
Permanent book-to-tax differences	6,391	10,911	7,804
Temporary book-to-tax difference (theoretical incentive fees)	(86,445)	1,523,189	425,519
Ordinary loss for tax purposes	$(3,760,865)	$(3,778,735)	$(3,619,663)
Less: Permanent book-to-tax differences	6,391	10,911	7,804
Ordinary loss for tax purposes reclassified to additional paid-in capital(1)	$(3,767,256)	$(3,789,646)	$(3,627,467)
(1) Represents the Company's net investment loss before accrual of theoretical incentive fees which is a temporary book-to-tax difference.

BDCA Venture, Inc.
Notes to Financial Statements

The net unrealized appreciation and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$43,373,786	$55,574,743
Funds held in escrow from sale of investment	809,311	—
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$44,183,097	$55,574,743

Gross unrealized appreciation on portfolio company investments	$10,652,218	$15,305,394
Gross unrealized depreciation on portfolio company investments	(8,184,805)	(8,903,332)
Gross unrealized depreciation on funds held in escrow from sale of investment	(99,743)	—
Net unrealized appreciation of portfolio company financial assets	$2,367,670	$6,402,062
(1) Includes cumulative PIK interest accreted to principal.
As of December 31, 2014 and 2013, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.
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
As of December 31, 2014 and December 31, 2013, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2014, 2013 and 2012.
Note 13 - Investments in and Advances to Affiliates
As of December 31, 2014, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. During the year ended December 31, 2014, the Company made no advances to this affiliate. The following is a schedule of the Company’s investments in this affiliate for the year ended December 31, 2014.

			Year Ended December 31, 2014
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2013 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2014 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$6,140,000	$1,650,000	$—	$7,790,000
Total - Non-controlled, Affiliated Investments			$—	$6,140,000	$1,650,000	$—	$7,790,000
(1) Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.
(2) Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.
(3) Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

BDCA Venture, Inc.
Notes to Financial Statements

As of December 31, 2013, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. However, in May 2013, the Company disposed of its investment in the common stock and common stock warrants of Corsair, which was considered a Non-controlled, Affiliated Investment. During the year ended December 31, 2013, the Company made no advances to these affiliates. The following is a schedule of the Company’s investments in these two affiliates for the year ended December 31, 2013.

			Year Ended December 31, 2013
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2012 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2013 Fair Value
Non-controlled, Affiliated Investments
Corsair Components, Inc.	Common Stock	—	$—	$5,530,000	$—	$(5,530,000)	$—
	Common Stock Warrants	—	—	70,000	—	(70,000)	—
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	—	$4,530,000	1,610,000	—	6,140,000
Total - Non-controlled, Affiliated Investments			$—	$10,130,000	$1,610,000	$(5,600,000)	$6,140,000
(1) Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to these convertible preferred stock investments, these investments are considered to be non-income producing.
(2) Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.
(3) Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.
Note 14 - Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2014.  This information was derived from the Company’s unaudited financial statements.  Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Investment Income		Net Investment Loss		Net Realized Gains (Losses)		Net Change in Unrealized Appreciation (Depreciation)		Net (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
March 31, 2014	$26,564	*	$(566,675)	$(0.06)	$1,285,846	$0.14	$(2,752,438)	$(0.29)	$(2,033,267)	$(0.21)
June 30, 2014	26,975	*	(1,203,888)	(0.12)	—	—	2,324,516	0.24	1,120,628	0.12
September 30, 2014	6,955	*	(269,364)	(0.03)	(626,946)	(0.06)	(2,158,926)	(0.22)	(3,055,236)	(0.31)
December 31, 2014	8,801	*	(1,640,884)	(0.17)	6,119,471	0.62	(1,447,544)	(0.15)	3,031,043	0.30

March 31, 2013	400	*	(1,300,664)	(0.14)	—	—	1,257,077	0.14	(43,587)	*
June 30, 2013	844	*	(1,325,466)	(0.15)	4,400,178	0.48	(3,065,557)	(0.34)	9,155	*
September 30, 2013	12,433	*	(1,946,234)	(0.22)	—	—	5,094,208	0.57	3,147,974	0.35
December 31, 2013	26,276	*	(740,471)	(0.08)	—	—	(69,956)	(0.01)	(810,427)	(0.09)
* Per share amounts less than $0.01.
(1) Per  share amounts are calculated using weighted average shares outstanding during the quarterly period.
Note 15 - Subsequent Events
In preparing these financial statements, the Company has evaluated events after December 31, 2014. Except as set forth below, there were no subsequent events since December 31, 2014 that would require adjustment to or additional disclosure in these financial statements.

BDCA Venture, Inc.
Notes to Financial Statements

Extension of Stock Repurchase Program
On March 26, 2015, the Company's Board of Directors authorized an extension of the Company's stock repurchase program for an additional six months to expire September 22, 2015. No shares were repurchased under the Company's stock repurchase program after December 31, 2014.
Payment of Fourth Quarter 2014 Dividend
On January 13, 2015, the Company paid to stockholders of record on December 31, 2014 a special fourth quarter cash distribution of $0.396 per share, or $3,878,014 in the aggregate.
Declaration of Quarterly 2015 Distributions
On March 26, 2015, the Company's Board of Directors revised its distribution policy. Under the revised distribution policy, the Company intends to pay quarterly Regular Distributions to its stockholders in an amount determined and declared by the Board of Directors in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to the Company's stockholders each year until the Company is generating sufficient net investment income under its strategy to implement its New Investment Objective. To the extent the Company's net realized capital gains exceed the aggregate amount of the Regular Distributions for a year, the Board of Directors also intends to declare a Special Distribution in December of each year so that the total distributions for the year represent at least 100% of the Company's net realized capital gains. Further, the Company intends to pay the Regular and Special Distributions entirely in cash based on the current level of the stock price discount to the Company's net asset value.
Consistent with the Company's revised distribution policy, on March 26, 2015, the Board of Directors declared quarterly Regular Distributions for 2015 each in the amount of $0.15 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
First Quarter	$0.15	April 15, 2015	April 29, 2015
Second Quarter	$0.15	June 11, 2015	June 25, 2015
Third Quarter	$0.15	September 11, 2015	September 25, 2015
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
Each of these quarterly distributions will be paid entirely in cash.
Portfolio Company Activity
On January 6, 2015, 3,986 shares of Millennial Media common stock were released from the indemnity escrow. During December 2014, the Company wrote-off these released shares based on pending indemnity claims made against such shares. On February 26, 2015, the Company sold these released shares resulting in a realized gain of $6,178.
On January 13, 2015, funds held in escrow totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims.
On January 15, 2015, the maturity date of the July 2014 and August 2014 promissory notes issued by BrightSource was extended from January 15, 2015 to to January 29, 2015. On January 29, 2015, the maturity date of the July 2014 and August 2014 promissory notes was further extended to February, 15 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015.
On March 17, 2015, the maturity date of the BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015.
On February 5, 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $525,000. In the event investors acquire additional non-convertible promissory notes in the principal amount of $1,475,000 on or before August 5, 2015, the investors in these non-convertible notes have the right to force the conversion of all of Agilyx's outstanding shares of convertible preferred stock (including those held by the Company) into shares of common stock on a 1-for-1 basis.
On March 12, 2015, the Company received additional proceeds of $13,930 related to the sale of its investment in Xtime based on a post-closing working capital adjustment to the merger consideration. The receipt of these additional proceeds will result in a net realized gain of $13,930 in the first quarter of 2015.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014 (the end of the period covered by this annual report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013 (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014.
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
Changes in Internal Control over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.  Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.
We have adopted a code of business conduct and ethics that applies to our directors, officers and employees.  The code of business conduct and ethics is available on our website at www.bdcv.com.  We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.
Item 11.  Executive Compensation
The information with respect to compensation of executives and directors will be contained in the 2015 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management will be contained in the 2015 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information with respect to certain relationships and related transactions will be contained in the 2015 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.
Item14.  Principal Accountant Fees and Services
The information with respect to principal accountant fees and services will be contained in the 2015 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).
a. Financial Statement Schedules
See the Index to the Financial Statements at page 69 of this report.
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

BDCA VENTURE, INC.

March 26, 2015	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy J. Keating
March 26, 2015	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Katie P. Kurtz
March 26, 2015	Katie P. Kurtz Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/s/ J. Taylor Simonton
March 26, 2015	J. Taylor Simonton Director

/s/ Laurence W. Berger
March 26, 2015	Laurence W. Berger Director

/s/ Robert T. Cassato
March 26, 2015	Robert T. Cassato Director

/s/ Leslie D. Michelson
March 26, 2015	Leslie D. Michelson Director