Form 10-K/A
period 2014-12-31
BDCA VENTURE, INC.
filed 2015-04-29
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

As of April 28, 2015, the number of outstanding shares of common stock of the registrant was 9,793,994.

EXPLANATORY NOTE

BDCA Venture, Inc. (the “Company” or “BDCA Venture”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015 (the “2014 Form 10-K”).  This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14, and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The cover page of this amendment has also been revised to provide the number of outstanding shares of the Company’s common stock as of April 28, 2015.   Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2014 Form 10-K.

BDCA VENTURE, INC.
FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2014

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to the Company’s bylaws, as amended (the “Bylaws”), the number of directors may be established, increased or decreased from time to time by the Board of Directors (the “Board” or the Board of Directors”), but will never be less than one, nor more than nine.  The number of directors is currently set at four.

The Company’s articles of incorporation, as amended and restated (the “Charter”), requires that all directors stand for election annually at the Company’s annual meeting of stockholders.  Accordingly, each of the Company’s directors holds office for the term of one year or until his successor is duly elected and qualified.

Robert T. Cassato resigned from the Board of Directors, including the Audit Committee, Compensation Committee and Nominating Committee thereof, effective April 6, 2015.  Mr. Cassato’s resignation was not the result of any disagreement with the Company on any matters relating to the Company's operations, policies or practices.  In connection with Mr. Cassato’s resignation, the Board of Directors approved a decrease in the number of directors from five to four effective April 6, 2015.

All four of the Company’s current directors, Timothy J. Keating, Laurence W. Berger, Leslie D. Michelson and J. Taylor Simonton, have terms expiring in 2015.

As a result of the change of control of the Company’s investment adviser which occurred on July 1, 2014, at least 75% of the Company’s Board of Directors must be comprised of “non-interested” directors, as such term is defined under the Investment Company Act of 1940, as amended (the “1940 Act”), during the three-year period following the consummation of such change of control transaction (the “Transaction”).  Since three of the four current directors are “non-interested” directors, the Board of Directors currently meets this 75% non-interested director requirement.

The table below sets forth the names and ages of each member of the Board of Directors.

Name	Age	Position
Timothy J. Keating	51	Chairman of the Board, Chief Executive Officer and President
Laurence W. Berger	72	Independent Director
Leslie D. Michelson	64	Independent Director
J. Taylor Simonton	70	Independent Director

Business Experience of Directors

Name and Year First Elected Director	Background Information and Principal Occupation(s) During Past Five Years and Beyond
Timothy J. Keating (2008)
Mr. Keating has served as the President, Chief Executive Officer and Chairman of the Board of Directors of BDCA Venture since its inception in 2008.  Mr. Keating was a member of BDCA Venture Adviser, LLC (“BDCA Venture Adviser”) from its founding in 1997 to July 1, 2014, when the members of BDCA Venture Adviser sold 100% of their membership interests to BDCA Adviser, LLC (“BDCA Adviser”).  Mr. Keating has also served as a member of the Investment Committee of BDCA Venture Adviser since 2008.  Mr. Keating served as the President and Chief Executive Officer of BDCA Venture Adviser from its founding in 1997 to March 2015.  Mr. Keating previously served as the President of Keating Securities, LLC, formerly a wholly owned subsidiary of BDCA Venture Adviser and a Financial Industry Regulatory Authority, Inc. (“FINRA”) registered broker-dealer, from August 1999 to August 2008.  Prior to founding BDCA Venture Adviser, Mr. Keating was a proprietary arbitrage trader and also head of the European Equity Trading Department at Bear Stearns International Limited (London) from 1994 to 1997.  From 1990 to 1994, Mr. Keating founded and ran the European Equity Derivative Products Department for Nomura International Plc in London.  Mr. Keating began his career at Kidder, Peabody & Co., Inc. where he was active in the Financial Futures Department in both New York and London.  Mr. Keating is a 1985 cum laude graduate of Harvard College with an A.B. in economics.  Mr. Keating’s intimate knowledge of the business and operations of BDCA Venture, 30 years’ experience in multiple areas of the financial services industry, extensive knowledge of capital markets, as well as the management of various investment funds in particular, provides valuable insight to the Board of Directors and also positions Mr. Keating to continue to effectively serve as the Chairman of our Board of Directors.

Laurence W. Berger (2011)
Mr. Berger is a Senior Advisor with McKinsey & Company’s Asian Financial Institutions Group, serving as a business strategy consultant for banks and major financial institutions in East Asia for the past 17 years.  Mr. Berger’s consultancy engagements have included the development and implementation of investment strategy, capital markets strategy, organizational and corporate governance initiatives, loan rehabilitation and risk management, front-line sales improvement, growth and merger and acquisition strategy for central and commercial banks, government agencies, monetary authorities, and several other types of institutions across the Asia-Pacific region.  Previously, Mr. Berger held senior management positions at Kidder, Peabody & Co. from January 1987 to December 1989 and Bank of America from July 1985 to December 1986, where he built and managed a number of financial services businesses.  From June 1970 to July 1985, Mr. Berger served as a Managing Director at J.P. Morgan, with a variety of management responsibilities at the bank’s New York, Tokyo and Seoul offices.  Mr. Berger completed his undergraduate studies at Claremont McKenna College, where he earned an honors degree in Political Science and International Relations, and earned a M.B.A. at the University of California Berkeley with a dual major in Corporate Finance and International Finance.  Mr. Berger is qualified to serve on our Board of Directors because of his nearly 40 years’ experience working at and advising some of the largest financial institutions in the world.  Additionally, Mr. Berger has worked and lived outside of the U.S. for a significant portion of his career and brings an extensive network and understanding of international companies, markets and cultures to our Board of Directors.

Leslie D. Michelson (2014)
Mr. Leslie D. Michelson, J.D. has served as the Chairman and Chief Executive Officer of Private Health Management, Inc. since April 2007.  Mr. Michelson has served as an independent director of Business Development Corporation of America (“BDCA”) since January 2011, an independent director of Business Development Corporation of America II (“BDCA II”) since August 2014, an independent director of Realty Capital Income Trust Funds since April 2013, each of which entities is affiliated with or sponsored by AR Capital, LLC (“AR Capital”).  Mr. Michelson has served as a director of ALS Therapy Development Institute since June 2004, where he has also served as the Vice Chairman since 2011, and as a director of Druggability Technologies Holdings Ltd. since April 2013.  Mr. Michelson previously served as an independent director of American Realty Capital Properties, Inc. (Nasdaq: ARCP) from October 2012 to April 2015, an independent director of Realty Finance Trust from January 2013 to November 2014, an independent director of American Realty Capital Trust from January 2008 to July 2013, an independent director of New York REIT, Inc.  from October 2009 to August 2011, an independent director of American Realty Capital Daily Net Asset Value Trust from August 2011 to February 2012, an independent director of American Realty Capital Healthcare Trust, Inc. from January 2011 to January 2015, and an independent director of American Realty Capital Retail Centers of America from March 2012 to October 2012, each of which entities is or was affiliated with or sponsored by AR Capital.  Mr. Michelson also previously served as an independent director of Landmark Imaging Medical Group, Inc. from 2007 to 2010, Highlands Acquisition Corp. from 2007 to 2009, and Nastech Pharmaceutical Company, Inc. from 2004 to 2008.  He previously served as the Vice Chairman and Chief Executive Officer of the Prostate Cancer Foundation from 2002 to 2006 and served as a director from 2002 to 2013.  Mr. Michelson previously served as an independent director of Catellus Development Corp from 1997 to 2004, where he also held positions as the Chair of the Audit and Compensation Committees.  From March 2000 to August 2001, Mr. Michelson served as the Chief Executive Officer and Director of Acurian, Inc.  Mr. Michelson served as an adviser at Saybrook Capital, LLC, from 1999 to March 2000.  Mr. Michelson served as the Chairman and Co-Chief Executive Officer of Protocare, Inc. from June 1998 to February 1999 and the Chairman and Chief Executive Officer of Value Health Sciences, Inc. from 1988 to 1998.  Mr. Michelson served as a director of G&L Realty Corp. from 1995 to 2001. He served as a Special Assistant to the General Counsel of the United States Department of Health and Human Services, from 1979 to 1981.  Mr. Michelson received a J.D. from Yale Law School in 1976 and a B.A. degree in Social and Behavioral Sciences from Johns Hopkins University in 1973.  Mr. Michelson’s more than 20 years of experience as a founder, chief executive officer, investor, adviser and/or director for a portfolio of entrepreneurial health care, technology and real estate companies, benefits our Board of Directors.

J. Taylor Simonton (2008)
Mr. Simonton spent 35 years at PricewaterhouseCoopers LLP (“PwC”), including 23 years as a partner in the firm’s Assurance Services, before retiring in 2001.  Mr. Simonton was a partner for seven years in PwC’s National Professional Services Group, which handles the firm’s auditing and accounting standards, SEC, corporate governance, risk management and quality matters.     In May 2014, he was elected an independent director and chair of the Audit Committee of Advanced Emissions Solutions, Inc. (OTC:BB: ADES), an environmental technology and specialty chemicals company.  Since October 2013, Mr. Simonton has served as an independent director, chair of the Audit Committee and member of the Nominating and Governance Committee of Escalera Resources, Co. and a member  of the Compensation Committee since July 2014 (Nasdaq:  ESCR), a natural gas exploration and development company.  From October 2008 to January 2014, Mr. Simonton served as an independent director and chair of the Audit Committee of Zynex, Inc. (OTCBB: ZYXI.OB), a company that primarily engineers, manufactures, markets and sells its own design of electrotherapy medical devices used for pain management and rehabilitation.  Mr. Simonton served as a director from September 2005 to May 2013 of Red Robin Gourmet Burgers, Inc. (NasdaqGS: RRGB), a casual dining restaurant chain operator serving high quality gourmet burgers where he was a member of the Audit Committee, of which he was chair from October 2005 until June 2009, and a member of the Nominating and Governance Committee.   From January 2003 to February 2007, he also served as a director and the chair of the Audit Committee of Fischer Imaging Corporation, a public company that designed, manufactured and marketed medical imaging systems.  Mr. Simonton is a Director, Past Chair and Past President of the Colorado Chapter of the National Association of Corporate Directors (NACD) and is a NACD Board Leadership Fellow.  Mr. Simonton received a B.S. in Accounting from the University of Tennessee in 1966 and is a Certified Public Accountant.  Mr. Simonton’s extensive accounting, SEC reporting and corporate governance experience, as well as his comprehensive experience on the board of directors of other public companies, benefits the Board of Directors.

Director Independence

Our Board of Directors annually determines each director’s independence.  We do not consider a director independent unless the Board of Directors has determined that he has no material relationship with us.  We intend to monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and update periodically as information provided in the most recent questionnaire changes.

In order to evaluate the materiality of any such relationship, the Board of Directors uses the definition of director independence set forth in the rules promulgated by the Nasdaq Stock Market.  Rule 4200(a)(15)(G) provides that a director of a business development company shall be considered to be independent if he is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

The Board of Directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Timothy J. Keating, as a result of his position as the Company’s President and Chief Executive Officer.

Board Leadership Structure

Our Board of Directors monitors and performs an oversight role with respect to the business and affairs of the Company, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to the Company.  Among other things, our Board of Directors approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, and approves the engagement, and reviews the performance of, our independent registered public accounting firm.

Under the Company's Bylaws, our Board of Directors may designate a chairman to preside over the meetings of the Board and meetings of the stockholders and to perform such other duties as may be assigned to him by the Board.  We do not have a fixed policy as to whether the Chairman of the Board should be an independent director and believe that our flexibility to select our Chairman and reorganize our leadership structure from time to time is in the best interests of the Company and its stockholders.

Presently, Mr. Keating serves as the chairman of our Board of Directors.  Mr. Keating is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is on the investment committee of our investment adviser.  We believe that Mr. Keating’s history with the Company and 30 years’ experience in the management of various investment funds qualifies him to serve as the Chairman of our Board of Directors.  Moreover, we believe that the Company is best served through its existing leadership structure with Mr. Keating as Chairman of our Board of Directors, as Mr. Keating’s relationship with the Company's investment adviser provides an effective bridge between the Board of Directors and our investment adviser thus ensuring an open dialogue between the Board of Directors and our investment adviser and that both groups act with a common purpose.  Mr. Simonton currently serves as the lead independent director of our Board of Directors.  The lead independent director, among other things, chairs executive sessions of the independent directors, serves as a spokesman for the independent directors, assists in establishing the agendas for our Board meetings, and serves as a liaison between the independent directors and our management.

The Board of Directors currently combines the role of Chairman of the Board with the role of Chief Executive Officer, coupled with a lead independent director position to further strengthen the governance structure.  The Board of Directors believes this provides an efficient and effective leadership model for the Company.  Combining the Chairman and Chief Executive Officer roles fosters clear accountability, effective decision-making, and alignment on corporate strategy.  No single leadership model is right for all companies at all times.  The Board of Directors recognizes that depending on the circumstances, other leadership models, such as a separate independent Chairman of the Board, might be appropriate.  We believe that Board leadership structures must be evaluated on a case-by-case basis and that our existing Board leadership structure is appropriate.  However, we continually re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet the Company's needs.

Board’s Role in Risk Oversight

While risk management is primarily the responsibility of the Company’s management team, the Board is responsible for the overall supervision of the Company’s risk management activities.  The Board’s oversight of the material risks faced by the Company occurs at both the full Board level and at the committee level.  Our Board of Directors performs its risk oversight function primarily through:  (i) its Audit Committee, which reports to the entire Board of Directors; and (ii) monitoring by our Chief Compliance Officer in accordance with our compliance policies and procedures.

As described below in more detail under the section entitled “Committees of the Board of Directors,” an Audit Committee, a Nominating Committee and a Compensation Committee have been established to assist the Board of Directors in fulfilling its oversight responsibilities.  Each of these committees is composed solely of non-interested, or independent, directors.  The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our financial statements.  The Nominating Committee’s responsibilities include identifying qualified individuals to serve on our Board of Directors, and to select, or recommend that the Board of Directors select, the Board nominees. The Compensation Committee's responsibilities include the review the compensation of our investment adviser in conjunction with future renewals of the Investment Advisory and Administrative Services Agreement (the “Investment Advisory Agreement”).

Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer.  Our Chief Compliance Officer prepares a written report annually discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and certain of its service providers.  The Chief Compliance Officer's report, which is reviewed by our Board of Directors, addresses at a minimum:  (i) the operation of the compliance policies and procedures of the Company and certain of its service providers since the last report; (ii) any material changes to such policies and procedures since the last report; (iii) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer's annual review; and (iv) any compliance matter that has occurred since the date of the last report about which the Board of Directors would reasonably need to know to oversee the Company's compliance activities and risks.  In addition, the Chief Compliance Officer meets separately in executive session with the independent directors at least once each year.

We believe that our Board's role in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a business development company.  Specifically, as a business development company, we must comply with certain regulatory requirements that control the levels of risk in our business and operations.  For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our total assets in “qualifying assets,” and we are not generally permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently has an investment.  In addition, during 2014, we satisfied the requirements to qualify as a regulated investment company (“RIC”) and intend to be treated as a RIC under Subchapter M of the Code for our 2015 taxable year.  As a RIC we must, among other things, meet certain income source and asset diversification requirements.

Management provides regular updates to the Board regarding the management of the risks they oversee at each regular meeting of the Board.  We believe that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that our existing Board of Director’s role in risk oversight is appropriate.  However, we continually re-examine the manners in which the Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet the Company's needs.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Nominating Committee and a Compensation Committee.  At our quarterly Board of Directors meeting held on July 24, 2014, we dissolved the Valuation Committee effective July 25, 2014 and appointed Mr. Berger, a non-interested member of our Board of the Directors, as the lead valuation director to act as the liaison between our Board of Directors, our management and our investment adviser for valuing our investments.  During 2014, our Board of Directors held nine Board meetings, four Audit Committee meetings, three Valuation Committee meetings, one Nominating Committee meetings, and one Compensation Committee meeting.  All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they served.  We require each director to make a diligent effort to attend all Board and committee meetings and each annual meeting of stockholders.  Our lead director, Mr. Simonton, attended our 2014 Annual Meeting of Stockholders.

The table below provides current membership and chairmanship information for each standing Board committee as of April 28, 2015.

Name	Audit Committee	Compensation Committee	Nominating Committee
Timothy J. Keating	-	-	-
Laurence W. Berger	Member	Chairman	Member
Leslie D. Michelson	Member	Member	Member
J. Taylor Simonton	Chairman	Member	Chairman

Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors, a copy of which is available on our website at www.bdcv.com or by written request to the Company at BDCA Venture, Inc., Attention: Corporate Secretary, 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.  The charter sets forth the responsibilities of the Audit Committee.  The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm; evaluating the appointment, compensation and retention of our registered public accounting firm; receiving formal written statements from our independent registered public accounting firm regarding its independence, including a delineation of all relationships between it and the Company; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual financial statements and periodic filings, and receiving our audit reports and financial statements.  In addition, the Audit Committee’s responsibilities include considering the effect on the Company of any changes in accounting principles or practices proposed by management or the independent registered public accounting firm, any changes in service providers, such as the accountants, that could impact the Company's internal control over financial reporting, and any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that required special accounting activities, services or resources.  The Audit Committee is presently comprised of three persons: Messrs. Berger, Michelson and Simonton.  Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market.  Our Board of Directors has determined that Mr. Simonton is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act.  Messrs. Berger, Michelson and Simonton meet the current independence requirements of Rule 10A-3 of the Exchange Act and, in addition, are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.  Mr. Simonton currently serves as Chairman of the Audit Committee.  The Audit Committee held four meetings during 2014.

Nominating Committee

The Nominating Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at www.bdcv.com or by written request to the Company at BDCA Venture, Inc., Attention: Corporate Secretary, 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.  The charter sets forth the responsibilities of the Nominating Committee.  The Nominating Committee’s responsibilities include identifying individuals qualified to serve on the Board as directors and on committees of the Board, recommending that the Board select the Board nominees for the next annual meeting of stockholders, establishing procedures for evaluating the suitability of potential director nominees consistent with the criteria approved by the Board, reviewing the suitability for continued service as a director when his or her term expires and at such other times as the Nominating Committee deems necessary or appropriate, and recommending whether or not the director should be re-nominated, reviewing the membership of the Board and its committees and recommending changes, if any, to the Board to ensure that the number of independent directors serving on the Board satisfies the requirements of the Securities and Exchange Commission and the Nasdaq Capital Market, establishing a policy under which stockholders of the Company may recommend a candidate to the Nominating Committee for consideration for nomination as a director, and recommending to the Board or to the appropriate committee thereto processes for annual evaluations of the performance of the Board, the Chairman of the Board and the Chief Executive Officer of the Company, and its standing committees.  The Nominating Committee currently does not consider nominees recommended by our stockholders.

The Nominating Committee is presently comprised of three persons:  Messrs. Berger, Michelson and Simonton.  Each member of the Nominating Committee is considered independent under the rules promulgated by the Nasdaq Stock Market.  Mr. Simonton serves as Chairman of the Nominating Committee.  The Nominating Committee held one meeting during 2014.  In evaluating director nominees, the Nominating Committee will generally consider the following factors:

●	the appropriate size and composition of our Board of Directors;

●	whether or not the person is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act;

●	the needs of the Company with respect to the particular talents and experience of its directors;

●	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board of Directors;

●	familiarity with national and international business matters;

●	experience with accounting rules and practices;

●	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

●	all applicable laws, rules, regulations and listing standards, if applicable.

The goal of the Nominating Committee is to assemble a Board of Directors that brings to the Company a diversity of perspectives and skills derived from high quality business and professional experience.  The independent directors of the Board of Directors have not adopted a formal policy with regard to the consideration of diversity in identifying director nominees.  In determining whether to recommend a director nominee, the independent directors of the Board of Directors consider and discuss diversity, among other factors, with a view toward the needs of the Board of Directors as a whole.  The independent directors of the Board of Directors generally conceptualize diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board of Directors, when identifying and recommending director nominees.  The independent directors of the Board of Directors believe that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the independent directors of the Board of Directors’ goal of creating a Board of Directors that best serves the needs of the Company and the interest of its stockholders.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating Committee may also consider such other factors as it may deem are in the best interests of the Company and its stockholders.  The Nominating Committee and the Board of Directors also believe it is appropriate for certain key members of our management to participate as members of the Board of Directors.

The Nominating Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service.  Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective.  If any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Nominating Committee identifies the desired skills and experience of a prospective director nominee in light of the criteria above or determines to reduce the size of the Board of Directors.  Research may also be performed to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, nor do we anticipate doing so in the future.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by the Board of Directors, a copy of which is available on the Company’s website at www.bdcv.com or by written request to the Company at BDCA Venture, Inc., Attention: Corporate Secretary, 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111. The Compensation Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Compensation Committee.  Currently none of the Company’s executive officers are directly compensated by the Company.  However, the Company reimburses its investment adviser for the allocable portion of overhead and other expenses incurred by its investment adviser in performing its obligations under the Investment Advisory Agreement, including an allocable share of the compensation of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staff.  The Compensation Committee will review the compensation of the investment adviser in conjunction with the renewal of the Investment Advisory Agreement.  The Investment Advisory Agreement, which was entered into on July 1, 2014 as part of the closing of the Transaction, remains in effect until July 1, 2016, unless sooner terminated.  Beginning July 1, 2016, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually by:  (i) the vote of the Board of Directors or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the directors who are not interested persons.  The Compensation Committee consists of Messrs. Berger, Michelson and Simonton, all of whom are considered independent for purposes of the 1940 Act and the Nasdaq Stock Market.  The Compensation Committee held one meeting during 2014.

Communication with the Board of Directors

Stockholders with questions about BDCA Venture are encouraged to contact our Investor Relations department.  However, if a stockholder believes that his questions have not been addressed, he may communicate with the Company’s Board of Directors by sending their communications to BDCA Venture, Inc., Attention: Corporate Secretary, 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.  All stockholder communications received in this manner will be delivered to one or more members of the Board of Directors.

Executive Officers

The following table presents certain information concerning each of our executive officers serving in such capacity:

Name	Age	Position
Timothy J. Keating	51	Chairman of the Board, Chief Executive Officer and President
Katie P. Kurtz	34	Chief Financial Officer and Treasurer
Frederic M. Schweiger	55	Chief Operating Officer, Chief Compliance Officer and Secretary

Name	Background Information and Principal Occupation(s) During Past Five Years and Beyond
Timothy J. Keating	Please see “Business Experience of Directors” above for biographical information about Mr. Keating.

Katie P. Kurtz
Ms. Kurtz has served as Chief Financial Officer and Treasurer of BDCA Venture since October 2014.  Ms. Kurtz has served as the Chief Financial Officer, Treasurer and Secretary of BDCA II, a public, non-listed business development company, since August 2014.  Ms. Kurtz has also, since July 2013, served as the Chief Accounting Officer of BDCA, a public, non-listed business development company, the Chief Accounting Officer of ARC Realty Finance Trust, Inc., a public, non-listed real estate investment trust, and Vice President of AR Capital.  Prior to joining AR Capital in July 2013, Ms. Kurtz was employed as Vice President by The Carlyle Group, where she served as Chief Accounting Officer for Carlyle GMS Finance, Inc., Carlyle’s business development company.  From 2010 to 2012, Ms. Kurtz served as Director of Finance and Controller for New Mountain Finance Corporation, an exchange-traded business development company.  Prior to New Mountain, Ms. Kurtz served as Controller at Solar Capital Ltd, an exchange-traded business development company, and in various accounting and financial reporting roles at GFI Group, Inc.  Ms. Kurtz began her career at PricewaterhouseCoopers, LLP. She is a licensed certified public accountant in New York State.  Ms. Kurtz holds a B.S. in Accountancy and a B.A. in German from Wake Forest University and a Master of Science in Accountancy from Wake Forest University.

Frederic M. Schweiger
Mr. Schweiger has served as Chief Operating Officer, Chief Compliance Officer and Secretary of BDCA Venture since September 2010, and served as the Chief Financial Officer and Treasurer from February 2013 to October 2014.  Mr. Schweiger served as a director of BDCA Venture from November 2011 to June 2014.  Since March 2010, Mr. Schweiger has been an investment professional at, and a member of the Investment Committee of, BDCA Venture Adviser.  Mr. Schweiger was a member of BDCA Venture Adviser from March 2010 to July 1, 2014, when the members of BDCA Venture Adviser sold 100% of their membership interests to BDCA Adviser.  Mr. Schweiger has served as the Chief Operating Officer of BDCA Venture Adviser since April 2010 and as Chief Compliance Officer since September 2010.  Mr. Schweiger served as the Chief Financial Officer of BDCA Venture Adviser from February 2013 to March 2015.  From 1999 to March 2010, Mr. Schweiger had been the sole stockholder and President of Garisch Financial, Inc., a firm providing business and financial consulting services to private companies, including private operating companies interested in raising private or public financing as part of a going public strategy.  Mr. Schweiger was also a consultant to and registered representative of Keating Securities, LLC, formerly a wholly owned subsidiary of BDCA Venture Adviser, from January 2004 through July 2006.  Prior to founding Garisch Financial, Inc., from 1993 to 1999, Mr. Schweiger served in various officer positions, including Executive Vice President, Chief Financial Officer and General Counsel, with Old World Industries, Inc., a privately-held automotive products and industrial chemicals manufacturer and marketer based in Northbrook, Illinois.  From 1991 through 1993, Mr. Schweiger was General Counsel and Chief Acquisition Officer for The Boucher Group, Inc., a multi-location automotive dealership group headquartered in Milwaukee, Wisconsin, where he was responsible for dealership acquisitions, corporate and legal matters.  Mr. Schweiger began his career as a corporate and mergers and acquisitions attorney.  Mr. Schweiger is a 1987 graduate of New York University with a Master of Laws in Taxation, a 1985 magna cum laude graduate of Marquette University Law School with a J.D., and a 1982 magna cum laude graduate of the University of Notre Dame with a B.B.A. in accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, the Nasdaq Stock Market and to us.  Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during 2014 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	accountability for adherence to the code.

Our Board of Directors has adopted a corporate code of ethics that applies to our executive officers, a copy of which is available on our website at www.bdcv.com or by written request to the Company at BDCA Venture, Inc., Attention: Corporate Secretary, 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.  We intend to disclose any amendments to, or waivers from a required provision of, our corporate code of ethics in a current report on Form 8-K.

Item 11.  Executive Compensation

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Director
Timothy J. Keating	–	–	–

Independent Directors
Laurence W. Berger	$30,000	–	$30,000
Leslie D. Michelson(3)	$12,500	–	$12,500
J. Taylor Simonton	$40,000	–	$40,000

Former Interested Director
Frederic M. Schweiger(4)	–	–	–

Former Independent Directors
Robert T. Cassato(3),(5)	$12,500	–	$12,500
Brian P. Alleman(4)	$17,500		$17,500

(1)	For a discussion of the independent directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)	Elected to the Board of Directors at the 2014 Annual Meeting of Stockholders held on June 16, 2014.
(4)	Term expired on June 16, 2014.
(5)	Resigned from the Board of Directors effective April 6, 2015.

We currently pay our independent directors an annual fee of $25,000, payable quarterly in advance, covering any regular or special meetings of the Board or any committee thereof attended in person, any telephonic meeting of the Board or any committee thereof in which the director participated, any non-meeting consultations with the Company’s management, and any other services provided by them as a director (other than services as the Chairman of the Company’s Audit Committee or as the lead independent director or lead valuation director).

We also pay our lead independent director, as designated from time to time by our Board of Directors, an additional annual fee of $5,000, payable quarterly in advance.  Mr. Simonton is presently designated as our lead independent director.

We pay our Audit Committee Chairman, currently Mr. Simonton, an annual fee of $10,000, payable quarterly in advance, for his services as our Audit Committee Chairman.

We pay our lead valuation director, currently Mr. Berger, an annual fee of $10,000, payable quarterly in advance, for his services as our lead valuation director.  Prior to the dissolution of our Valuation Committee, we paid our Valuation Committee Chairman an annual fee of $10,000, payable quarterly in advance, for his services as our Valuation Committee Chairman.

We also reimburse directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf.

Interested directors do not receive separate fees for their services as directors.

Under the Maryland General Corporation Law and pursuant to our Charter and Bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

We have entered into indemnification agreements with our directors and executive officers.  The indemnification agreements are intended to provide our directors the maximum indemnification permitted under the Maryland General Corporation Law and the 1940 Act, unless otherwise limited by our Charter and Bylaws.  Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding.  The indemnification agreements also require us to procure liability insurance coverage for our officers and directors.  In addition, each indemnification agreement further provides that the applicable provisions of our Charter and Bylaws regarding indemnification shall control in the event of any conflict with any provisions of such indemnification agreements.

We may secure insurance on behalf of any person who is or was or has agreed to become a director or officer of the Company for any liability arising out of his actions, regardless of whether the Maryland General Corporation Law would permit indemnification.  We have obtained liability insurance for our officers and directors.

Under the Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of our investment adviser or the investment adviser’s reckless disregard of its duties and obligations, we have also agreed to indemnify our investment adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of our investment adviser’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act.

Compensation of Chief Executive Officer and Other Executive Officers

We have entered into the Investment Advisory Agreement, pursuant to which our investment adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. This agreement is terminable by either party upon proper notice. We pay our investment adviser a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components: (i) a base management fee, and (ii) an incentive fee. We also reimburse our investment adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory Agreement, including an allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

We have no employees and as such personnel furnished by our investment adviser to serve as our chief executive officer and other executive officers do not receive any compensation directly from us for their services as our officers. However, as discussed below, certain compensation costs of officers furnished by our investment adviser are allocated to us and certain principals and officers of the investment adviser who also serve as the Company’s officers receive compensation from, or may have financial interests in, the investment adviser, which may be funded by or economically related to the investment advisory fees paid by us to the investment adviser under to the Investment Advisory Agreement.

A portion of the compensation of persons serving as our Chief Financial Officer and our Chief Compliance Officer and their support personnel is reimbursed by us to the extent they are performing these functions on our behalf. For the years ended December 31, 2014, 2013 and 2012, we reimbursed our investment adviser $469,558, $528,970 and $524,540, respectively, for these compensation costs. Our expense allocation ratio is not fixed, and is therefore subject to fluctuation from period to period. In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time he or she devotes to matters on our behalf.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 28, 2015, no person is deemed to “control” the Company, as such term is defined in the 1940 Act.  The following table sets forth, as of April 28, 2015, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting or investment power with respect to the securities.  Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13D and 13G filings by such persons with the SEC and other information obtained from such persons, if available.

As of April 28, 2015, we did not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock.  Unless otherwise indicated, the Company believes that each beneficial owner set forth in the following table has sole voting and investment power and has the same address as the Company.  The Company’s address is 5251 DTC Parkway, Suite 1100, Greenwood Village, Colorado 80111.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Timothy J. Keating	99,651	1.02%

Independent Directors
Laurence W. Berger	28,366	0.29%
Leslie D. Michelson	-	-
J. Taylor Simonton	13,237	0.14%

Executive Officers
Frederic M. Schweiger	27,195	0.28%
Katie P. Kurtz	-	-

Executive officers and directors as a group	168,448	1.72%

5% or More Stockholders
Bulldog Investors, LLC(3)	1,039,733	10.62%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 9,793,994 shares of the Company’s common stock issued and outstanding as of April 28, 2014.
(3)
Based on Schedule 13D filed with the SEC on April 13, 2015.  Phillip Goldstein, Andrew Dakos and Steven Samuels own Bulldog Investors, LLC, a registered investment adviser, whose principal office is located at Park 80 West, 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663.  As of April 10, 2015, Bulldog Investors, LLC is deemed to be the beneficial owner of 1,039,733 shares of the Company by virtue of Bulldog Investors, LLC's power to direct the vote of, and dispose of, these shares. These 1,039,733 shares of the Company include 542,422 shares that are beneficially owned by the following entities over which Messrs. Goldstein, Dakos and Samuels exercise control: Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund LP, Full Value Offshore Fund Ltd., Full Value Partners LP, Opportunity Income Plus Fund LP, and MCM Opportunity Partners LP (collectively, “Bulldog Investors Funds”).  Bulldog Investors Funds may be deemed to constitute a group. All other shares included in the aforementioned 1,039,733 shares of the Company owned by Bulldog Investors, LLC (solely by virtue of its power to sell or direct the vote of these shares) are also beneficially owned by clients of Bulldog Investors, LLC who are not members of any group. The total number of these “non-group” shares is 497,311 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company.  For example, the Company has a code of conduct that generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company.  Waivers to the code of conduct can generally only be obtained from the Chief Compliance Officer, the Chairman of the Board of Directors or the Chairman of the Audit Committee of the Board of Directors and are publicly disclosed as required by applicable law and regulations.  In addition, the Audit Committee of the Board of Directors is required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K).

Transactions with Management and Others

Investment Advisory Agreement

In connection with the change of control of our investment adviser in connection with the Transaction, we entered into the Investment Advisory Agreement effective July 1, 2014, which is identical with respect to all material terms and conditions of the prior investment advisory agreement between us and our investment adviser (“Prior Advisory Agreement”).  The investment advisory fees under the Investment Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement.  The Investment Advisory Agreement was approved by our Board of Directors on April 9, 2014 and by stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014.

In approving the Investment Advisory Agreement, our Board of Directors, including all of the non-interested directors, considered the following matters:

●	Our Board of Directors, including the non-interested directors, considered the nature, extent and quality of the investment advisory services to be provided by our investment adviser to us.

●
Our Board of Directors, including the non-interested directors, considered the nature, quality, cost and extent of administrative and stockholder services to be performed by our investment adviser under the Investment Advisory Agreement.

●	Our Board of Directors reviewed the investment performance of us since the commencement of operations and compared our performance with the performance of comparable business development companies.

●
Our Board of Directors considered comparative data based on publicly available information with respect to services rendered and the advisory fees (including management fees and incentive fees) paid to investment advisers of other business development companies with equity-based investment focuses similar to us, as well as publicly traded business development companies in general. The comparative data outlined management fees and incentive fees paid to such investment advisers, including the calculation of such management fees and incentive fees, in relation to such other companies’ total assets and the services rendered by such investment advisers.

●	Our Board of Directors reviewed information on the profitability of our investment adviser in serving as our investment adviser.

●	The non-interested directors also considered benefits that accrue to our investment adviser from its relationship with us.

●	In addition, the directors also considered the intangible benefits that accrue to our investment adviser by virtue of its relationship with us and concluded that they were appropriate.

Based on the information reviewed and discussions held with respect to each of the foregoing items, our Board of Directors, including all of the non-interested directors, concluded in light of all of our surrounding circumstances that the compensation payable to our investment adviser was reasonable in relation to the services to be provided by our investment adviser to us.

Pursuant to the Investment Advisory Agreement, our investment adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations.  Pursuant to the terms of the Investment Advisory Agreement, we pay our investment adviser a fee for its investment advisory services consisting of two components:   a base management fee and an incentive fee.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets, where gross assets include any borrowings for investment purposes.  The Base Fee is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter.  For the year ended December 31, 2014, our investment adviser agreed to waive $97,797 of Base Fees associated with the United States Treasury Bills that were purchased with the proceeds of the short-term loan and were included in gross assets as of September 30, 2014.  See “Expense Deferrals and Waivers by Investment Adviser” below.  Our investment adviser did not waive any Base Fees for the years ended December 31, 2013 and 2012.  For the years ended December 31, 2014, 2013 and 2012, we incurred Base Fees before any waivers by our investment adviser of $1,568,964, $1,462,495 and $1,533,808, respectively.

The incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees, with respect to each of the investments in our portfolio.  For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term capital gains and losses.  Our investment adviser is not entitled to an incentive fee on investment income generated from interest or dividends on our portfolio company investments.

For the years ended December 31, 2014, 2013 and 2012, we incurred actual incentive fees payable to the Adviser of $635,241, $0 and $0, respectively.  The incentive fee actually payable to our investment adviser is consistent with the Investment Advisers Act of 1940, as amended, and formula reflected in the Investment Advisory Agreement.

For accounting purposes only, we are required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period.  The accrual of this theoretical incentive fee assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to our investment adviser.  For the years ended December 31, 2014, 2013 and 2012, we recorded a $86,445 reduction of theoretical incentive fees and incurred $1,523,189 and $425,519 of theoretical incentive fees, respectively.

In addition, pursuant to the terms of the Investment Advisory Agreement, our investment adviser furnishes us with office facilities, equipment, and clerical, bookkeeping and record-keeping services.  Our investment adviser also performs, or facilitates the performance of, certain administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC and state securities administrators and commissions.  Our investment adviser also assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns, printing and disseminating reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and performance of administrative and professional services rendered to us by others.

We reimburse our investment adviser for the allocable portion of overhead and other expenses incurred by our investment adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.  The allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer is dependent upon the amount of time each devotes to matters on behalf of us and our investment adviser, respectively.  For the years ended December 31, 2014, 2013 and 2012, we incurred $570,074, $651,811 and $633,997 of administrative expenses allocated from our investment adviser, including the compensation of our Chief Financial Officer, Chief Compliance Officer and other support personnel, respectively.

Under the Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of our investment adviser or the investment adviser’s reckless disregard of its duties and obligations, we have also agreed to indemnify our investment adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of our investment adviser’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act.

Expense Deferrals and Waivers by Investment Adviser

Beginning October 1, 2014 and continuing through September 30, 2016 (the “Term”), our investment adviser has agreed to defer the payment of Base Fees to our investment adviser unless and until we realize net capital gains equal to two times the Base Fees due (the “Program”).  When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, our investment adviser agrees to waive, without recourse against or reimbursement by us, any Base Fees previously deferred and not paid during the Program.  Prior to September 30, 2016, our investment adviser may, in its sole discretion, extend the Term of the Program by written notice to us.

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

Reimbursement from Related Party

BDCA Adviser reimbursed us $97,866 at the closing of the Transaction on July 1, 2014 for the costs incurred in connection with our 2014 Annual Stockholder Meeting, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the Investment Advisory Agreement, which costs would not otherwise have been incurred by us.  We did not have any amounts reimbursable from a related party for the years ended December 31, 2013 or 2012.

Services Provided by Related Parties

RCS Advisory Services, LLC (“RCS Advisory”), an affiliated entity of our investment adviser, provides us with legal services, website design and maintenance and investor relations services.   RCS Advisory began providing us with services on July 1, 2014 following the completion of the Transaction.  During 2014, we incurred fees for legal services of $75,119, website design and maintenance of $26,375, and investor relations services of $20,000.  We did not incur any fees due to RCS Advisory for the years ended December 31, 2013 and 2012.

License Agreement

Our investment adviser has also granted us a non-exclusive license to use the name “BDCA.”  Under our sublicense agreement, we have a right to use the BDCA name and logo, for so long as our investment adviser remains our investment adviser.  Other than with respect to this limited license, we have no legal right to the “BDCA” name or logo.  The sublicense agreement will remain in effect for so long as the Investment Advisory Agreement with our investment adviser is in effect.  The sublicense agreement will also terminate upon the expiration or termination of the license agreement between BDCA Adviser and our investment adviser pursuant to which BDCA Adviser granted our investment a non-exclusive license to use the name “BDCA,” including the limited right to sublicense such use to any BDC to whom our investment adviser provides investment advisory services.

Joint Liability Insurance Agreement

On August 28, 2014, we entered into a joint liability insurance agreement with our investment adviser which allocates the premium cost of our directors and officers liability insurance policy (the “D&O Policy”) and our excess coverage policy (the “Excess Policy”) between us and our investment adviser.   The D&O Policy covers our directors and officers, insures us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insures us for certain securities claims.  We also maintain an Excess Policy which provides for excess coverage to our officers and directors in the case of non-indemnifiable claims.  The coverages under the D&O Policy and the Excess Policy in certain cases extend to the officers, managers and employees of our investment adviser, and to the members of the our investment adviser’s investment committee. For the policy year ending August 28, 2015, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium has been allocated to our investment adviser.

Co-investments

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

Review, Approval or Ratification of Transactions with Related Parties

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

Item14.  Principal Accountant Fees and Services

On February 11, 2015, the Company engaged Crowe Horwath LLP as its independent registered public accounting firm for the fiscal year ended December 31, 2014 replacing Grant Thornton LLP.  Grant Thornton acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2013 and reviewed the Company’s 2014 and year-to-date financial statements included in the Company’s quarterly reports filed on Form 10-Q for 2014.   Crowe Horwath LLP acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2014.

Fiscal Year Ended December 31, 2014
Audit Fees	$225,793
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	$225,793

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company’s year-end financial statements and services that are normally provided by Crowe Horwath LLP, the Company’s independent registered public accounting firm in connection with statutory and regulatory filings related to the fiscal year ended December 31, 2014.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services rendered by Crowe Horwath LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements with respect to the fiscal year ended December 31, 2014 and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services rendered by Crowe Horwath, LLP for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the Company’s independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

See accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BDCA VENTURE, INC.

April 29, 2015	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Timothy J. Keating
April 29, 2015	Timothy J. Keating President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Katie P. Kurtz
April 29, 2015	Katie P. Kurtz Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

/s/ J. Taylor Simonton
April 29, 2015	J. Taylor Simonton Director

/s/ Laurence W. Berger
April 29, 2015	Laurence W. Berger Director

/s/ Leslie D. Michelson
April 29, 2015	Leslie D. Michelson Director

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Filed herewith.