Form 10-Q
period 2015-03-31
BDCA VENTURE, INC.
filed 2015-05-14
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 13, 2015 was 9,793,994.

PART I

Item 1. Financial Statements.

BDCA Venture, Inc.
Statements of Assets and Liabilities

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $35,383,334 and $35,373,785, respectively)	$36,412,263	$36,329,202
Publicly-traded portfolio companies (Cost: $4,000,001 and $4,000,001, respectively)	1,403,998	1,721,997
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	7,510,000	7,790,000
Total, investments in portfolio company securities at fair value (Cost: $43,383,335 and $43,373,786, respectively)	45,326,261	45,841,199

Cash and cash equivalents	22,149,409	27,437,568
Funds held in escrow from sale of investment at fair value (Cost: $704,101 and $809,311, respectively)	609,955	709,568
Due from investment adviser	176,184	—
Prepaid expenses and other assets	74,380	84,901
Total assets	$68,336,189	$74,073,236

Liabilities
Accrued incentive fees	$2,030,687	$2,130,443
Earned incentive fees payable	—	635,241
Base management fees payable	365,293	354,633
Dividends payable	—	3,878,014
Administrative expenses payable	122,757	113,596
Due to related parties	14,753	66,065
Accounts payable	86,463	41,100
Accrued expenses and other liabilities	11,307	20,607
Total liabilities	$2,631,260	$7,239,699

Commitments and contingencies (Note 8)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,793,994 and 9,793,994 issued and outstanding, respectively	$9,794	$9,794
Additional paid-in capital	66,586,516	66,586,516
Accumulated net investment loss	(2,760,269)	(2,130,443)
Accumulated undistributed net realized gain	20,108	—
Net unrealized appreciation on investments and funds held in escrow from sale of investment	1,848,780	2,367,670
Total net assets	$65,704,929	$66,833,537
Total liabilities and net assets	$68,336,189	$74,073,236
Net asset value per share	$6.71	$6.82

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$9,549	$25,852
Interest and dividends from cash and cash equivalents	1,161	712
Total investment income	10,710	26,564

Operating expenses:
Base management fees	365,293	372,904
Incentive fees	(99,756)	(293,318)
Administrative expenses allocated from investment adviser	126,104	164,763
Professional fees	293,690	164,526
Directors fees	31,250	25,000
Stock transfer agent fees	15,116	12,856
Public and investor relations expenses	12,859	16,167
Travel expenses	6,414	25,560
Marketing and advertising expenses	4,950	20,897
Postage and fulfillment expenses	2,765	8,453
Printing and production expenses	2,243	9,528
Custody fees	1,500	1,500
General and administrative expenses	54,292	64,403
Total operating expenses	816,720	593,239
Waived or reimbursed expenses from investment adviser (see Note 4)	(176,184)	—
Net operating expenses	640,536	593,239
Net investment loss	(629,826)	(566,675)

Net realized gains:
Unaffiliated investments	20,108	1,285,846
Total net realized gains	20,108	1,285,846

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	(244,487)	(2,752,438)
Non-controlled affiliated investments	(280,000)	—
Funds held in escrow from sale of investment	5,597	—
Total net change in unrealized appreciation (depreciation)	(518,890)	(2,752,438)

Net decrease in net assets resulting from operations	$(1,128,608)	$(2,033,267)

Net investment loss per common share outstanding (basic and diluted)	$(0.06)	$(0.06)
Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.11)	$(0.21)
Weighted average common shares outstanding (basic and diluted)	9,793,994	9,548,902

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$—	$6,402,062	$73,039,470
Net (decrease) increase in net assets from operations	—	—	—	—	(3,680,811)	6,778,371	(4,034,392)	(936,832)
Distributions to stockholders from net realized gains (3)	374,069	374	2,174,894	—	—	(6,778,371)	—	(4,603,103)
Repurchase of common stock (128,977 shares)	—	—	—	(665,998)	—	—	—	(665,998)
Retirement of treasury stock at cost	(577,418)	(577)	(3,628,015)	3,628,592	—	—	—	—
Reclassification of permanent book to tax differences	—	—	(3,767,256)	—	3,767,256	—	—	—
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$—	$(2,130,443)	$—	$2,367,670	$66,833,537
Net (decrease) increase in net assets from operations	—	—	—	—	(629,826)	20,108	(518,890)	(1,128,608)
Balance, March 31, 2015 (Unaudited)	9,793,994	$9,794	$66,586,516	$—	$(2,760,269)	$20,108	$1,848,780	$65,704,929
(1) Common shares issued.
(2) Net assets as of December 31, 2014 and 2013 include no accumulated undistributed net investment income.
(3) Includes distribution payable to stockholders of record on December 31, 2014 (with ex-dividend date of December 29, 2014) of $3,878,014 which was paid on January 13, 2015. For income and excise tax purposes, the distribution was treated as paid in 2014 and taxable to stockholders in 2014.

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,128,608)	$(2,033,267)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	—	(132,942)
Net proceeds from sales of portfolio company investments	20,108	2,952,508
Net realized gain on investments	(20,108)	(1,285,846)
Net change in unrealized (appreciation) depreciation on investments	524,487	2,752,438
Net change in unrealized (appreciation) depreciation on funds held in escrow from sale of investment	(5,597)	—
Increase in investment balance cost basis due to payment-in-kind interest	(9,549)	(25,852)
Changes in operating assets and liabilities:
Decrease in receivable from funds held in escrow from sale of investment	105,210	—
Decrease in prepaid expenses and other assets	10,521	9,061
Increase in amounts due from investment adviser	(176,184)	—
Increase in base management fees payable	10,660	1,930
Decrease in earned incentive fees payable	(635,241)	—
Decrease in accrued incentive fees	(99,756)	(293,318)
Increase in administrative expenses payable	9,161	3,477
Decrease in amounts due to related parties	(51,312)	—
Increase in accounts payable	45,363	22,952
Decrease in accrued expenses and other liabilities	(9,300)	(28,788)
Net cash provided by (used in) operating activities	$(1,410,145)	$1,942,353

Cash flows from financing activities:
Cash distributions to stockholders	(3,878,014)	(104,072)
Net cash used in financing activities	$(3,878,014)	$(104,072)

Net increase (decrease) in cash and cash equivalents	$(5,288,159)	$1,838,281
Cash and cash equivalents, beginning of period	27,437,568	13,537,328
Cash and cash equivalents, end of period	$22,149,409	$15,375,609

Supplemental disclosure of non-cash financing activities
Dividends payable	$—	$954,890

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Schedule of Investments
March 31, 2015
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$2,110,000	3.21%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	200,000	0.30%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	330,000	0.50%
		Series 1 Convertible Preferred Stock	55,779	490,287	390,000	0.59%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$244,989	244,989	520,000	0.79%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$112,263	112,263	112,263	0.17%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	1,010,000	1.54%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	2,130,000	3.25%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,590,000	2.42%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	200,000	0.30%
Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	10,000	0.02%
	Renewable Oils	Series E-2 Convertible Preferred Stock (See Note 13)	15,107,090	332,356	80,000	0.12%
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,810,000	5.80%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,100,000	4.72%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	5,620,000	8.55%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	360,000	0.55%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	7,480,000	11.38%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	3,970,000	6.04%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,390,000	5.16%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,383,334	$36,412,263	55.41%

BDCA Venture, Inc.
Schedule of Investments
March 31, 2015
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock (See Note 13)	599,999	$4,000,001	$1,403,998	2.14%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$4,000,001	$1,403,998	2.14%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$7,510,000	11.43%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$7,510,000	11.43%

Total - Investments in Portfolio Company Securities (7)				$43,383,335	$45,326,261	68.98%

Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$45,326,261	68.98%
Cash and cash equivalents
Money market funds consisting of 21,831,127 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)					21,831,127	33.23%
Other cash and cash equivalents					318,282	0.48%
Funds held in escrow from sale of investment at fair value					609,955	0.93%
Due from investment adviser					176,184	0.27%
Prepaid expenses and other assets					74,380	0.11%
Less: Total liabilities					(2,631,260)	(4.00)%
Net Assets					$65,704,929	100.00%
(1) The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2) Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of March 31, 2015. As of March 31, 2015, restricted securities held by the Company comprised approximately 67% of the Company's net assets.
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
(4) Investment is income producing.
(5) Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of March 31, 2015, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.
(6) As of March 31, 2015, the Company valued its shares of common stock in Tremor Video based on the March 31, 2015 closing price.
(7) As of March 31, 2015, approximately 97% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

BDCA Venture, Inc.
Schedule of Investments
December 31, 2014

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$2,100,000	3.14%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	160,000	0.24%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	280,000	0.42%
		Series 1 Convertible Preferred Stock	55,779	490,287	390,000	0.58%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 2/15/2015	$238,501	238,501	450,000	0.67%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 1/29/2015	$109,202	109,202	109,202	0.16%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	920,000	1.38%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	1,700,000	2.55%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,570,000	2.35%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	170,000	0.25%
Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	950,000	1.42%
	Renewable Oils	Series E-2 Convertible Preferred Stock	15,107,090	332,356	430,000	0.64%
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,790,000	5.67%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	2,820,000	4.22%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	5,700,000	8.53%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	340,000	0.51%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	6,850,000	10.25%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	4,290,000	6.42%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,310,000	4.95%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,373,785	$36,329,202	54.35%

BDCA Venture, Inc.
Schedule of Investments
December 31, 2014

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock	599,999	$4,000,001	$1,721,997	2.58%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$4,000,001	$1,721,997	2.58%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$7,790,000	11.66%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$7,790,000	11.66%

Total - Investments in Portfolio Company Securities (7)				$43,373,786	$45,841,199	68.59%

Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$45,841,199	68.59%
Cash and cash equivalents
Money market funds consisting of 27,190,896 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)					27,190,896	40.68%
Other cash and cash equivalents					246,672	0.37%
Funds held in escrow from sale of investment at fair value					709,568	1.06%
Prepaid expenses and other assets					84,901	0.13%
Less: Total liabilities					(7,239,699)	(10.83)%
Net Assets					$66,833,537	100.00%
(1) The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2) Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2014. As of December 31, 2014, restricted securities held by the Company comprised approximately 66% of the Company's net assets.
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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2015. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
(Unaudited)

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

For the March 31, 2015 valuation of the Company's portfolio investments that are not publicly traded, an independent valuation firm was used to assist the Adviser in deriving the valuation of investments in 11 of the Company's portfolio companies.
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

quotations are readily available, but which are subject to lockup provisions restricting the resale of such investments for a specified period of time, are valued at a discount to the most recently available closing market prices and, accordingly, are classified as Level 3 assets.
The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company or the completion of an initial public offering ("IPO") by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for a lack of marketability or when the securities are illiquid. See Note 3 - Portfolio Investments and Fair Value.
In cases where a portfolio company completes a subsequent financing with different rights and preferences than the equity securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding or where a merger or acquisition event involving a portfolio company has been completed or is pending, the Company may consider the aforementioned transaction to estimate the portfolio company's equity value.
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Funds Held in Escrow from Sale of Investments
Funds held in escrow from the sale of investments ("Escrowed Funds") are valued at fair value by the Company's Board of Directors using certain indemnity risk and deferred payment discounts applied to the amounts withheld. In connection with the closing of the sale of Xtime, Inc. in an all-cash merger transaction on November 18, 2014, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in phases with anticipated distributions occurring in January 2016 and November 2017, net of settlement of any indemnity claims. As of March 31, 2015 and December 31, 2014, Escrowed Funds were fair valued at $609,955 and $709,568, respectively. See Note 8 - Commitments and Contingencies.
Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $9,549 and $25,852 during the three months ended March 31, 2015 and 2014, respectively. See "Income Taxes" below.
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

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
The Company may fund cash dividends and distributions to stockholders from any sources of funds available to the Company. The Company has not established limits on the amount of funds it may use from available sources to make dividends or distributions. See Note 7 - Dividends and Distributions.
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
Note 3 - Portfolio Investments and Fair Value
The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$37,269,880	$42,730,000	93.02%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	360,000	0.78%	—	340,000	0.73%
Common Stock	1,756,202	200,000	0.44%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	244,989	520,000	1.13%	238,501	450,000	0.97%
Subordinated Secured Notes	112,263	112,263	0.24%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,383,334	43,922,263	95.61%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	4,000,001	1,403,998	3.06%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	43,383,335	45,326,261	98.67%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	609,955	1.33%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$44,087,436	$45,936,216	100.00%	$44,183,097	$46,550,767	100.00%

Fair Value of Investments
The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of March 31, 2015 and December 31, 2014.

Description	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2015
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$42,730,000	$42,730,000
Preferred Stock Warrants	—	—	360,000	360,000
Common Stock	—	—	200,000	200,000
Subordinated Convertible Bridge Notes	—	—	520,000	520,000
Subordinated Secured Notes	—	—	112,263	112,263

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Description	Level 1	Level 2	Level 3	Total Fair Value
Publicly Traded Portfolio Company Securities:
Common Stock	1,403,998	—	—	1,403,998
Cash Equivalents:
Money Market Funds	21,831,127	—	—	21,831,127
Funds Held in Escrow From Sale of Investment	—	—	609,955	609,955
Total	$23,235,125	$—	$44,532,218	$67,767,343

As of December 31, 2014
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$43,060,000	$43,060,000
Preferred Stock Warrants	—	—	340,000	340,000
Common Stock	—	—	160,000	160,000
Subordinated Convertible Bridge Notes	—	—	450,000	450,000
Subordinated Secured Notes	—	—	109,202	109,202
Publicly Traded Portfolio Company Securities:
Common Stock	1,721,997	—	—	1,721,997
Cash Equivalents:
Money Market Funds	27,190,896	—	—	27,190,896
Funds Held in Escrow From Sale of Investment	—	—	709,568	709,568
Total	$28,912,893	$—	$44,828,770	$73,741,663

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$450,000	$109,202	$709,568	$44,828,770
Purchases and other adjustments to cost of Level 3 portfolio company securities (1)	—	—	—	6,488	3,061	(105,210)	(95,661)
Gross transfers out of Level 3 to Level 1 (2)	—	—	—	—	—	—	—
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	(330,000)	20,000	40,000	63,512	—	5,597	(200,891)
Fair Value as of March 31, 2015	$42,730,000	$360,000	$200,000	$520,000	$112,263	$609,955	$44,532,218

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of March 31, 2015	$(330,000)	$20,000	$40,000	$63,512	$—	$5,597	$(200,891)
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

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
Portfolio Company Investment Activity
The Company did not make any portfolio company investments during the three months ended March 31, 2015.
On January 6, 2015, 3,986 shares of Millennial Media common stock were released from the indemnity escrow. During December 2014, the Company wrote-off these released shares based on pending indemnity claims made against such shares. On February 26, 2015, the Company sold these released shares resulting in a net realized gain of $6,178. See Note 8 - Commitments and Contingencies.
On March 12, 2015, the Company received $13,930 in additional proceeds related to the sale of its investment in Xtime based on a post-closing working capital adjustment to the merger consideration. The receipt of these additional proceeds resulted in a net realized gain of $13,930.
On January 15, 2015, the maturity date of the July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February, 15 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On March 31, 2015, BrightSource advised the Company that it was negotiating a further extension of the maturity date with the holders of the Notes.
On March 17, 2015, the maturity date of the BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On March 31, 2015, BrightSource advised the Company that it was negotiating a further extension of the maturity date with the holders of the convertible bridge notes.
During February and March 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $2.0 million, which triggered the right for certain shareholders to force the conversion of all of Agilyx's outstanding shares of convertible preferred stock (including those held by the Company) into shares of common stock on a 1-for-1 basis. See Note 13 - Subsequent Events.
Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of March 31, 2015. In addition to the techniques and

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of March 31, 2015. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment.

	March 31, 2015
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$42,730,000	Option pricing model	Comparable public company equity volatility	30%	to	70%	49%
		Comparable public companies	Revenue multiple	0.8	to	7.0	2.8
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	8%	to	27%	15%
		Discounted cash flow	Discount rate	20%	to	40%	30%
			Terminal revenue multiple	1.0	to	6.0	3.3
			Terminal EBITDA multiple	7.0	to	7.0	7.0
			Discount for lack of marketability	8%	to	27%	15%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$360,000	Option pricing model	Comparable public company equity volatility	45%	to	45%	45%
		Comparable public companies	Revenue multiple	2.3	to	2.8	2.5
			Discount for lack of marketability	10%	to	13%	12%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	4.3	to	4.3	4.3
			Discount for lack of marketability	10%	to	13%	12%
Level 3 Portfolio Company Investments: Common Stock	$200,000	Option pricing model	Comparable public company equity volatility	60%	to	60%	60%
		Comparable public companies	Revenue multiple	1.0	to	1.8	1.4
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	21%	to	32%	27%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	7.0	to	7.0	7.0
			Discount for lack of marketability	21%	to	32%	27%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$632,263	Option pricing model	Comparable public company equity volatility	60%	to	60%	60%
		Comparable public companies	Revenue multiple	1.0	to	1.8	1.4
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	13%	to	13%	13%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	7.0	to	7.0	7.0
			Discount for lack of marketability	13%	to	13%	13%
Level 3 Funds Held in Escrow From Sale of Investment	$609,955	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	10%	to	10%	10%
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
(Unaudited)

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
(2) Weighted average based on fair value as of March 31, 2015.

The table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of December 31, 2014.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

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
(1) The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) Multiples for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a DLOM. For some portfolio company investments, additional consideration may be given to data from a Precedent Transaction. Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

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
As of March 31, 2015 and December 31, 2014, 65.2% and 60.5%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2015 and 2014 for: (i) the Company’s portfolio company investments sold during the three months ended March 31, 2015 and 2014 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015		March 31, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Xtime, Inc.	$13,930	$—	$—	$—
Millennial Media, Inc.	6,178	—	1,285,846	(1,024,748)
Subtotal - Portfolio Company Investments Sold During Period	20,108	—	1,285,846	(1,024,748)
Portfolio Company Investments Held at End of Period	—	(524,487)	—	(1,727,690)
Total Portfolio Company Investments	20,108	(524,487)	1,285,846	(2,752,438)
Funds Held in Escrow from Sale of Investment	—	5,597	—	—
Total Portfolio Company Financial Assets	$20,108	$(518,890)	$1,285,846	$(2,752,438)
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

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
Base Management Fee
The base management fee (the "Base Fee") is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter. As of March 31, 2015 and December 31, 2014, the Company had Base Fees payable to the Adviser of $365,293 and $354,633, respectively. For the three months ended March 31, 2015 and 2014, the Company incurred Base Fees of $365,293 and $372,904, respectively.
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), the Adviser has agreed to defer the payment of Base Fees to the Adviser unless and until the Company realizes net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, the Adviser agrees to waive, without recourse against or reimbursement by the Company, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, the Adviser may, in its sole discretion, extend the Term of the Program by written notice to the Company. As of March 31, 2015, no Base Fees had been deferred under the Program.
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
The Adviser earned an incentive fee of $635,241 for the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to the Adviser as of December 31, 2014 and was paid by the Company during the three months ended March 31, 2015. For the three months ended March 31, 2015, the Adviser did not earn any incentive fees with respect to the 2015 year. The incentive fee actually payable to the Adviser is consistent with the Investment Advisers Act of 1940, as amended, and formula reflected in the Investment Advisory Agreement.
For accounting purposes only, the Company is required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period. The accrual of this theoretical incentive fee assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to the Adviser. As of March 31, 2015 and December 31, 2014, the Company recorded a theoretical incentive fee payable of $2,030,687 and $2,130,443, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded a $99,756 and $293,318 reduction of theoretical incentive fees, respectively.
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

staff, is dependent upon the amount of time each devotes to matters on behalf of the Company and the Adviser. Allocated administrative expenses are payable to the Adviser periodically but no less than quarterly.
As of March 31, 2015 and December 31, 2014, the Company recorded a payable to the Adviser for administrative services of $122,757 and $113,596, respectively. For the three months ended March 31, 2015 and 2014, the Company incurred $126,104 and $164,763 of administrative expenses allocated from the Adviser, respectively.
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
Waiver of Reimbursable Expenses or Payment of Certain Operating Expenses by the Adviser
The Adviser has agreed that, to the extent that the Company's Adjusted Operating Expenses (as defined below) in 2015 exceed $1,500,000 (the “Excess Amount”), the Adviser will, without recourse against or reimbursement by the Company, waive Reimbursable Expenses (as defined below) due and owing by the Company and/or pay on behalf of the Company certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by the Adviser on behalf of the Company equals the Excess Amount. Adjusted Operating Expenses means the Company's total operating expenses (as reported on the Company's audited financial statements for 2015 included in the Company's annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, and any costs related to borrowings by the Company (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by the Adviser and reimbursable by the Company with respect to 2015 (“Reimbursable Expenses”) shall be included in Adjusted Operating Expenses.
For accounting purposes, as of March 31, 2015, the Company recorded an amount due from the Adviser of $176,184 representing the amount by which the Company's Adjusted Operating Expenses for the three months ended March 31, 2015 exceeded $375,000, or the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold as of March 31, 2015. The Company also recorded expenses waived or reimbursed from the Adviser in the amount of $176,184 for the three months ended March 31, 2015. To the extent that the Excess Amount calculated for the 2015 year exceeds the amount of Reimbursable Expenses due and owing by the Company as of December 31, 2015, the Adviser will either pay certain Adjusted Operating Expenses on behalf of the Company or make a payment of such amount to the Company.
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

The following table reflects the fees incurred by and payable to RCS Advisory as of and for the three months ended March 31, 2015. RCS Advisory did not begin providing the Company with services until the completion of the Transaction and as such the Company did not incur any fees due to RCS Advisory for the three months ended March 31, 2014, and had no fees payable to RCS Advisory as of March 31, 2014.

	Incurred for the Three Months Ended	Payable as of
	March 31, 2015	March 31, 2015
Legal services	$1,755	$1,755
Website design and maintenance	248	248
Investor relations services	12,750	12,750
Total related party fees	$14,753	$14,753
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
Note 6 - Stock Repurchases
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
No shares were repurchased under the Company's stock repurchase program during the three months ended March 31, 2015.
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
Note 7 - Dividends and Distributions
Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution.
The following table summarizes the Company’s dividends declared for the first quarter of 2015 and the year ended December 31, 2014:

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Capital Gains / Return of Capital	(1)
Total - 2015 Dividends			0.15
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(2)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(2)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(2)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(3)
Total - 2014 Dividends			0.70
(1) The determination of the tax attributes of the 2015 distributions will be made as of the end of 2015 based upon the Company's net realized gains for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If the Company determined the tax attributes of the first quarter 2015 distribution as of March 31, 2015, 1% of such distribution would be from long-term capital gains and 99% would be a return of capital.
(2) This dividend was paid in cash and shares of the Company's common stock.
(3) Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2014.
On February 20, 2014, the Company’s Board of Directors declared a dividend of $0.10 per share payable on April 14, 2014, June 17, 2014 and September 18, 2014, to common stockholders of record on March 6, 2014, May 8, 2014 and August 11, 2014, respectively. Stockholders had the option to receive payment of these dividends in cash or in shares of the Company’s common stock, provided that the aggregate cash payable to all stockholders for each dividend was limited to 25% of the aggregate dividend amount. Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of common stock, the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, and the September 18, 2014 dividend consisted of $244,665 in cash and 136,370 shares of common stock.
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

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
Each of these quarterly distributions will be paid entirely in cash. See Note 13 - Subsequent Events.
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
Note 8 - Commitments and Contingencies
In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2015, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in phases with anticipated distributions occurring in January 2016 and November 2017, net of settlement of any indemnity claims. As of March 31, 2015, the Escrowed Funds were fair valued at $609,955. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
On November 18, 2014, Stoke, Inc. was acquired in an all-cash merger. Under the merger agreement, the preferred stockholders entitled to receive cash consideration under the merger, including the Company, are obligated to indemnify the buyer for their pro rata amount of any damages for certain indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the cash consideration received by the Company, the Company's potential liability for indemnity claims could exceed the cash consideration it received at the closing in the event of of the Company's or Stoke's fraud, willful misconduct or intentional misrepresentation. The Company has not been notified of any stockholder indemnity claims.
On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, the Company,

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by the Company. As of December 31, 2014, the Company wrote off its remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of the Company's Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to the Company from the indemnity escrow. On February 26, 2015, the Company sold these released shares resulting in a net realized gain of $6,178. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
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
As of March 31, 2015, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.
Note 9 - Changes in Net Assets Per Share
The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net decrease in net assets resulting from operations	$(1,128,608)	$(2,033,267)
Basic and diluted weighted-average shares outstanding	9,793,994	9,548,902
Basic and diluted net decrease in net assets per share resulting from operations	$(0.11)	$(0.21)
During the three months ended March 31, 2015 and 2014, the Company had no dilutive securities outstanding.
Note 10 - Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014.

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Per common share data
Net asset value, beginning of period	$6.82	$7.65

Net investment loss (1)(2)	(0.06)	(0.06)
Net realized gain on investments (1)	*	0.13
Net decrease in unrealized appreciation on investments and funds held in escrow from sale of investment (1)	(0.05)	(0.28)
Net decrease in net assets resulting from operations	(0.11)	(0.21)

Stockholder distributions:
Stockholder distributions paid from net realized gains	—	(0.10)

Net asset value, end of period	$6.71	$7.34

Ratios and supplemental data:
Per share market price, end of period	$5.02	$6.11
Total return based on change in net asset value (3)	(1.61)%	(2.80)%
Total return based on stock price (4)	2.66%	1.02%
Common shares outstanding, end of period	9,793,994	9,548,902
Weighted average common shares outstanding during period	9,793,994	9,548,902
Net assets, end of period	$65,704,929	$70,051,313
Ratio of operating expenses to average net assets (5)	5.38%	4.55%
Ratio of net investment loss to average net assets (5)	(3.80)%	(3.17)%
Weighted average debt per common share (6)	$—	$—
Portfolio turnover (7)	0.03%	4.13%
* Per share amount less than $0.01 per share.
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
(2) For the three months ended March 31, 2015, net investment loss per share excluding expenses waived or reimbursed from the Adviser equals $0.08. There were no expenses waived or reimbursed from the Adviser for the three months ended March 31, 2014.
(3) Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. The total return has not been annualized.
(4) Total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. The total return has not been annualized.
(5) Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. However, incentive fees payable to the Company's investment adviser are not annualized for purposes of calculating the operating expense ratios. The ratio of non-annualized incentive fees to average net assets was (0.15%) and (0.41%) for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the ratios of operating expenses and net investment loss to average net assets excluding expenses waived or reimbursed from the Adviser were 6.44% and (4.87%), respectively. There were no expenses waived or reimbursed from the Adviser for the three months ended March 31, 2014. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(6) During the three months ended March 31, 2015 and 2014, the Company did not have any debt.
(7) Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.
Note 11 - Income Taxes
Because the Company distributed 100% of its net realized capital gains for the year ended December 31, 2014, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2014.
As of December 31, 2014, the Company's net investment loss (before incentive fees) of $3,767,256, representing the Company’s 2014 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was reclassified to additional paid-in-capital. The portion of the Company’s net investment loss attributable to incentive fee expense has not been reclassified to

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

additional paid-in-capital as of December 31, 2014 since incentive fee expense represents a temporary, rather than permanent, book-to-tax difference.
The net unrealized appreciation and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$43,383,335	$43,373,786
Funds held in escrow from sale of investment	704,101	809,311
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$44,087,436	$44,183,097

Gross unrealized appreciation on portfolio company investments	$11,247,692	$10,652,218
Gross unrealized depreciation on portfolio company investments	(9,304,766)	(8,184,805)
Gross unrealized depreciation on funds held in escrow from sale of investment	(94,146)	(99,743)
Net unrealized appreciation of portfolio company financial assets	$1,848,780	$2,367,670
(1) Includes cumulative PIK interest accreted to principal.
As of March 31, 2015 and December 31, 2014, the Company had no undistributed ordinary income, undistributed long-term capital gains or capital loss carryforwards for federal income tax purposes.The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2012, 2013 and 2014 state tax years for the Company remain subject to examination by the Colorado Department of Revenue. As of March 31, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2015 and the year ended December 31, 2014.
Note 12 - Investments in and Advances to Affiliates
As of March 31, 2015, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. During the three months ended March 31, 2015, the Company made no advances to this affiliate. The following is a schedule of the Company’s investments in this affiliate for the three months ended March 31, 2015.

			Three Months Ended March 31, 2015
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2014 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2015 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$7,790,000	$—	$(280,000)	$7,510,000
Total - Non-controlled, Affiliated Investments			$—	$7,790,000	$—	$(280,000)	$7,510,000
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

BDCA Venture, Inc.
Notes to Financial Statements
(Unaudited)

Note 13 - Subsequent Events
In preparing these financial statements, the Company has evaluated events after March 31, 2015. Except as set forth below, there were no subsequent events since March 31, 2015 that would require adjustment to or additional disclosure in these financial statements.
Payment of First Quarter 2015 Dividend
On April 29, 2015, the Company paid to stockholders of record on April 15, 2015 a regular first quarter cash distribution of $0.15 per share, or $1,469,098 in the aggregate.
Portfolio Company Activity
On April 3, 2015, Agilyx shareholders approved the conversion of all outstanding shares of convertible preferred stock to common stock on a 1-for-1 basis. Accordingly, the Company's 1,092,956 shares of Series C convertible preferred stock and 15,107,090 shares of Series E-2 convertible preferred stock were converted into a total of 16,200,046 shares of common stock on April 3, 2015. On April 9, 2015, Agilyx completed an initial closing of convertible notes in the amount of $3.3 million (which included the exchange of $2.0 million of previously-issued non-convertible notes). Following the initial closing, Agilyx has issued approximately $1.4 million of convertible notes in subsequent closings. Since at least $4.0 million in convertible notes have been issued by Agilyx, the convertible notes may be converted into Agilyx's common stock at a conversion price of $0.0001 per share. In the event $4.0 million in convertible notes are converted into Agilyx's common stock and since the Company has elected not to purchase any convertible notes in this offering, the shares of Agilyx's common stock held by the Company would represent less than 0.1% of Agilyx's equity on an as-converted basis.
In April and May 2015, the Company sold 171,594 shares of Tremor Video common stock with an aggregate cost basis of $1,143,962 for total net proceeds of $474,499, resulting in net realized losses of $669,463.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the timing of an initial public offerings ("IPO") or strategic sale/merger by our portfolio companies in which we made equity investments, our ability to achieve attractive returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

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
On July 1, 2014, the members of our investment adviser completed the sale of 100% of their issued and outstanding equity interests (the "Transaction") to BDCA Adviser, LLC ("BDCA Adviser"). Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary of BDCA Adviser, which is an indirect wholly-owned subsidiary of AR Capital, LLC ("AR Capital"), and changed its name from Keating Investments, LLC to BDCA Venture Adviser, LLC. In connection with the closing of the Transaction, we entered into a new Investment Advisory and Administrative Services Agreement with our investment adviser (the "Investment Advisory Agreement"), replacing the prior Investment Advisory and Administrative Services Agreement between us and our investment adviser (the "Prior Advisory Agreement"), which automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. The Investment Advisory Agreement is identical with respect to all material terms and conditions of the Prior Advisory Agreement.
Investment Objective and Strategy
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
We may also opportunistically invest solely in the equity of Growth Companies, which we refer to as "direct equity investments." Our direct equity investments will typically be in the form of convertible preferred stock or unsecured convertible notes, although we may also invest in common stock under certain circumstances. In addition, we may also invest in debt issued by the founders, management or employees of selected Growth Companies who are either seeking liquidity without having to sell their equity interests or desire financing to exercise their options and thus permit greater participation in the future appreciation of their equity position by minimizing potential taxes.
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
A more detailed description of the former and new investment strategies is discussed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC.
Portfolio Activity
Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors, see "-Significant Accounting Policies" below.
We did not make any portfolio company investments during the three months ended March 31, 2015.
On January 6, 2015, 3,986 shares of Millennial Media common stock were released from the indemnity escrow. During December 2014, we wrote-off these released shares based on pending indemnity claims made against such shares. On February 26, 2015, sold sold these released shares resulting in a net realized gain of $6,178.
On March 12, 2015, we received $13,930 in additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration. The receipt of these additional proceeds resulted in a net realized gain of $13,930.
On January 15, 2015, the maturity date of our July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February 15, 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On March 31, 2015, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the Notes.
On March 17, 2015, the maturity date of our BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On March 31, 2015, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the convertible bridge notes.
During February and March 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $2.0 million, which triggered the right for certain shareholders to force the conversion of all of Agilyx's outstanding shares of convertible preferred stock (including those held by us) into shares of common stock on a 1-for-1 basis. See "-Recent Developments" below.
On May 8, 2015, Zoosk withdrew its registration statement on Form S-1 for an IPO of its common stock. Zoosk initially filed a registration statement on April 16, 2014 to raise up to $100 million in an IPO.
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2015 and 2014 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments ("Escrowed Funds") held at the end of each period.

	Three Months Ended
	March 31, 2015		March 31, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Xtime, Inc.	$13,930	$—	$—	$—
Millennial Media, Inc.	6,178	—	1,285,846	(1,024,748)
Subtotal - Portfolio Company Investments Sold During Period	20,108	—	1,285,846	(1,024,748)
Portfolio Company Investments Held at End of Period	—	(524,487)	—	(1,727,690)
Total Portfolio Company Investments	20,108	(524,487)	1,285,846	(2,752,438)
Funds Held in Escrow from Sale of Investment	—	5,597	—	—
Total Portfolio Company Financial Assets	$20,108	$(518,890)	$1,285,846	$(2,752,438)

The following table summarizes the realized gains and losses from our disposition of portfolio company investments from inception through March 31, 2015 and the related portfolio company returns. Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses.

Portfolio Company	Quarter of Complete Disposition of Interest	Weighted Average Holding Period (Years) (1)	Investment Cost	Realized Gain (Loss)	Total Return Multiple (2)	Total Rate of Return (3)	Internal Rate of Return (IRR) (4)
Xtime, Inc.(6)	Q4 2014	3.4	$3,000,000	$7,525,877	3.51	251%	44%
TrueCar, Inc.	Q4 2014	3.2	2,999,996	3,519,048	2.17x	117%	28%
Millennial Media, Inc.(7)	Q4 2014	2.0	4,999,995	(342,023)	0.93x	(7)%	(4)%
Livescribe, Inc.	Q4 2014	1.9	606,186	(606,186)	0.00x	(100)%	(100)%
Stoke, Inc.(8)	Q4 2014	2.0	4,499,997	(3,969,283)	0.12x	(88)%	(77)%
Kabam, Inc.	Q3 2014	2.9	1,328,860	671,140	1.51x	51%	15%
LifeLock, Inc.	Q2 2013	1.1	5,000,000	3,675,041	1.74x	74%	66%
Corsair Components, Inc.	Q2 2013	1.8	4,000,080	675,317	1.17x	17%	9%
Solazyme, Inc.	Q2 2013	1.8	2,080,750	453,452	1.22x	22%	12%
NeoPhotonics Corp.	Q3 2012	2.6	1,000,000	(121,428)	0.88x	(12)%	(5)%
Total		2.1	$29,515,864	$11,480,955	1.39x	39%	16%
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
(6) With respect to Xtime, Inc., the realized gain, total return multiple, total rate of return and internal rate of return have been calculated as if 100% of the funds initially held back in escrow had been received as of the merger closing. Accordingly, realized gain, total return multiple, total rate of return and internal rate of return would be reduced if any escrowed funds are retained to satisfy indemnity claims. The realized gain, total return multiple, total rate of return and internal rate of return have been adjusted to reflect the additional proceeds received by us in March 2015 related to a post-closing working capital adjustment to the merger consideration.
(7) With respect to Millennial Media, realized loss, total return multiple, total rate of return and internal rate of return have been calculated after taking into account: (i) the write-off of 17,146 shares of Millennial Media common stock held in escrow as of December 31, 2014 to satisfy indemnity claims, and (ii) the subsequent receipt and sale of 3,986 shares of Millennial Media common stock which we had previously written-off but were subsequently released from the indemnity escrow in the first quarter of 2015. Realized loss would be reduced and total return multiple, total rate of return and internal rate of return would be increased if any additional previously written-off escrowed shares are released and can be sold after March 31, 2015.
(8) With respect to Stoke, the realized loss, total return multiple, total rate of return and internal rate of return have been calculated based on the proceeds received by us at the closing of the merger. Accordingly, if we are required to pay any indemnity claims following the merger closing, realized loss would be increased and total return multiple, total rate of return and internal rate of return would be decreased.
These returns represent historical results. Past performance is not a guarantee of future results.
The following table presents the total invested capital at cost (including any follow-on investments) and the net invested capital at cost (after reduction for the cost of any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of March 31, 2015. As of March 31, 2015, 81.6% of our $43.3 million of net invested capital was made in the 2011 and 2012 vintage years.

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
(3) For 2011, the disposition of Xtime, Inc. reflects a reduction of the $3,000,000 total invested capital (i.e., the total investment cost of Xtime, Inc.) notwithstanding $704,101 held in escrow as of March 31, 2015.
Portfolio Composition and Potential Exits
The total value of our investments was $45.3 million at March 31, 2015, compared to $45.8 million at December 31, 2014.
The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$37,269,880	$42,730,000	93.02%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	360,000	0.78%	—	340,000	0.73%
Common Stock	1,756,202	200,000	0.44%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	244,989	520,000	1.13%	238,501	450,000	0.97%
Subordinated Secured Notes	112,263	112,263	0.24%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,383,334	43,922,263	95.61%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	4,000,001	1,403,998	3.06%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	43,383,335	45,326,261	98.67%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	609,955	1.33%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$44,087,436	$45,936,216	100.00%	$44,183,097	$46,550,767	100.00%
See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.
As of March 31, 2015, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies in an unrealized appreciation position is set forth below.

	March 31, 2015
Portfolio Company	Cost	Fair Value	Unrealized Appreciation	As % of Cost
Metabolon, Inc.	$4,000,000	$7,510,000	$3,510,000	88%
SilkRoad, Inc.	6,337,785	9,080,000	2,742,215	43%
Mode Media Corporation	4,999,999	7,480,000	2,480,001	50%
Deem, Inc.	3,000,000	3,970,000	970,000	32%
Zoosk, Inc.	2,999,999	3,810,000	810,001	27%
Centrify Corporation	2,999,999	3,390,000	390,001	13%
Harvest Power, Inc.	2,904,526	3,140,000	235,474	8%
MBA Polymers, Inc.	2,000,000	2,110,000	110,000	6%
Total	$29,242,308	$40,490,000	$11,247,692	38%

As of March 31, 2015, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies in an unrealized depreciation position is set forth below.

	March 31, 2015
Portfolio Company	Cost	Fair Value	Unrealized Depreciation	As % of Cost
Suniva, Inc.	$2,554,287	$1,790,000	$(764,287)	(30)%
BrightSource Energy, Inc.	3,254,383	1,552,263	(1,702,120)	(52)%
Tremor Video, Inc.	4,000,001	1,403,998	(2,596,003)	(65)%
Agilyx Corporation	4,332,356	90,000	(4,242,356)	(98)%
Total	$14,141,027	$4,836,261	$(9,304,766)	(66)%
As of March 31, 2015, the unrealized depreciation (or write-down) on our Escrowed Funds was $94,146.
As of March 31, 2015, we held equity investments in 12 portfolio companies, one of which is publicly traded (Tremor Video), and 11 of which are private companies. Based on our quarterly calls with the management of our portfolio companies in February and March 2015, we do not believe that any of our 11 private portfolio companies will attempt to complete an IPO in 2015. We further believe that only one or two of our private portfolio companies may complete an IPO in 2016. However, the shares of any such companies that complete an IPO after June 30, 2016 would only become eligible for resale in 2017 following the expiration of our typical 180-day lockup if an IPO were completed.
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
There can be no assurance that any of our existing private portfolio companies will complete an IPO or a strategic sale/merger. As of the date of this quarterly report, we have no visibility to any net realized capital gains for the 2015 year. See "-Recent Developments" below.
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
Set forth below are the results of operations for the three months ended March 31, 2015 and 2014.
Comparison of the Three Months Ended March 31, 2015 and 2014
Investment Income
For the three months ended March 31, 2015 and 2014, we earned interest and dividend income from cash and cash equivalents of $1,161 and $712, respectively. During the three months ended March 31, 2015, we also earned payment-in-kind ("PIK") interest of $9,549 on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource. During the three months ended March 31, 2014, we earned PIK interest of $25,852 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx.
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
The following table shows our PIK loan activity for the three months ended March 31, 2015 and 2014, at cost:

	Three Months Ended March 31,
	2015	2014
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$347,703	$1,242,569
Addition of PIK loans during period	—	132,942
PIK interest accreted to principal during period	9,549	25,852
Ending PIK loan balance (inclusive of PIK interest capitalized)	$357,252	$1,401,363
We did not make any investments in PIK loans during the three months ended March 31, 2015. As of March 31, 2015, the only notes with PIK interest that we held were issued by BrightSource. As of March 31, 2015, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.
During the three months ended March 31, 2014, we invested in the subordinated convertible bridge notes of Agilyx.
Operating Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, (ii) our allocable portion of overhead and other expenses incurred by our investment adviser, as our administrator, in performing its administrative obligations under the Investment Advisory Agreement, and (iii) other operating costs.
The composition of our operating expenses for the three months ended March 31, 2015 and 2014, respectively, were as follows.

	Three Months Ended March 31,
	2015	2014	Increase / Decrease
Operating expenses:
Base management fees	$365,293	$372,904	$(7,611)
Incentive fees	(99,756)	(293,318)	193,562
Administrative expenses allocated from investment adviser	126,104	164,763	(38,659)
Professional fees	293,690	164,526	129,164
Directors fees	31,250	25,000	6,250
Stock transfer agent fees	15,116	12,856	2,260
Public and investor relations expenses	12,859	16,167	(3,308)
Travel expenses	6,414	25,560	(19,146)
Marketing and advertising expenses	4,950	20,897	(15,947)
Postage and fulfillment expenses	2,765	8,453	(5,688)
Printing and production expenses	2,243	9,528	(7,285)
Custody fees	1,500	1,500	—
General and administrative expenses	54,292	64,403	(10,111)
Total operating expenses	816,720	593,239	223,481
Waived or reimbursed expenses from investment adviser (see Note 4)	(176,184)	—	(176,184)
Net operating expenses	$640,536	$593,239	$47,297
Operating expenses excluding expenses waived or reimbursed from our investment adviser for the three months ended March 31, 2015 and 2014 were $816,720 and $593,239, respectively, an increase of $223,481 compared to the prior period. Our operating expenses excluding expenses waived or reimbursed, base management fees and incentive fees for the three months ended March 31, 2015 and 2014 were $551,183 and $513,653, respectively, an increase of $37,530 compared to the prior period.
For the three months ended March 31, 2015 and 2014 we incurred base management fees of $365,293 and $372,904, respectively, a decrease of $7,611 compared to the prior period. For the three months ended March 31, 2015 and 2014, we recorded a reduction of accrued incentive fees of $99,756 and $293,318, respectively, an increase of $193,562 compared to the prior period. No incentive fees were earned for the three months ended March 31, 2015 and 2014.
Administrative expenses allocated from our investment advisor decreased $38,659 as a result of decreased allocations of adviser expenses. For the three months ended March 31, 2015, we recorded expenses waived or reimbursed from our investment adviser in the amount of $176,184 representing the amount by which our Adjusted Operating Expenses for the three months ended March 31, 2015 exceeded $375,000, or the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold as of March 31, 2015. There were no expenses waived or reimbursed from our investment adviser for the three months ended March 31, 2014. See "-Related Party Agreements and Transactions" below.
Professional fees increased by $129,164 due primarily to increased audit fees as a result of the resignation of our former auditor and the appointment of a new auditor, partially offset by decreased legal fees during the three months ended March 31, 2015 compared to the prior period. The decrease of $15,947 in marketing and advertising expenses was primarily the result of a decrease in web-based advertising compared to the prior period.
The increase of $6,250 in directors’ fees for the three months ended March 31, 2015 was primarily the result of an increase in the number of non-interested directors for the three months ended March 31, 2015 compared to the prior period.
Net Investment Loss
Net investment losses for the three months ended March 31, 2015 and 2014 were $629,826 and $566,675, respectively. The increase of $63,151 in net investment loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily attributable to increases in incentive fees and professional fees during the three months ended March 31, 2015, which were partially offset by decreases in base management fees, administrative expenses allocated from our investment adviser, travel expenses and marketing and advertising expenses during the three months ended March 31, 2015, as discussed above.
Basic and diluted net investment loss per common share outstanding was $0.06 for the three months ended March 31, 2015 compared to basic and diluted net investment loss per common share outstanding of $0.06 for the three months ended March 31, 2014. The weighted average common shares outstanding for the three months ended March 31, 2015 and 2014 were 9,793,994 and 9,548,902, respectively.
Net Realized Gains
For the three months ended March 31, 2015 and 2014, net realized gains totaled $20,108 and $1,285,846, respectively. During the three months ended March 31, 2015, we sold 3,986 shares of previously written-off Millennial Media common stock which had been released from the indemnity escrow and received additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration. During the three months ended March 31, 2014, we sold 415,964 shares of Millennial Media common stock.
For additional information regarding the investment cost, net proceeds and net realized gain (loss) for each of the portfolio company positions sold by us during the three months ended March 31, 2015 and 2014, see "-Portfolio Activity" above.
Net Increase (Decrease) in Unrealized Appreciation
For the three months ended March 31, 2015, the net decrease in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $518,890. For the three months ended March 31, 2014, the net decrease in unrealized appreciation on portfolio company investments totaled $2,752,438. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of March 31, 2015 and 2014, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net decrease in unrealized appreciation of $518,890 for the three months ended March 31, 2015, or $0.05 per common share outstanding during the period.

	March 31, 2015			December 31, 2014			Quarter to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Mode Media Corporation	$4,999,999	$7,480,000	$2,480,001	$4,999,999	$6,850,000	$1,850,001	$630,000	$0.06
Harvest Power, Inc.	2,904,526	3,140,000	235,474	2,904,526	2,620,000	(284,526)	520,000	0.05
SilkRoad, Inc.	6,337,785	9,080,000	2,742,215	6,337,785	8,860,000	2,522,215	220,000	0.02
BrightSource Energy, Inc.	3,254,383	1,552,263	(1,702,120)	3,244,834	1,389,202	(1,855,632)	153,512	0.02
Centrify Corporation	2,999,999	3,390,000	390,001	2,999,999	3,310,000	310,001	80,000	0.01
Suniva, Inc.	2,554,287	1,790,000	(764,287)	2,554,287	1,740,000	(814,287)	50,000	0.01
Zoosk, Inc.	2,999,999	3,810,000	810,001	2,999,999	3,790,000	790,001	20,000	*
MBA Polymers, Inc.	2,000,000	2,110,000	110,000	2,000,000	2,100,000	100,000	10,000	*
Metabolon, Inc.	4,000,000	7,510,000	3,510,000	4,000,000	7,790,000	3,790,000	(280,000)	(0.03)
Deem, Inc.	3,000,000	3,970,000	970,000	3,000,000	4,290,000	1,290,000	(320,000)	(0.03)
Tremor Video, Inc.	4,000,001	1,403,998	(2,596,003)	4,000,001	1,721,997	(2,278,004)	(317,999)	(0.03)
Agilyx Corporation	4,332,356	90,000	(4,242,356)	4,332,356	1,380,000	(2,952,356)	(1,290,000)	(0.13)
Total Portfolio Company Investments	43,383,335	45,326,261	1,942,926	43,373,786	45,841,199	2,467,413	(524,487)	(0.05)
Funds held in escrow from sale of investment	704,101	609,955	(94,146)	809,311	709,568	(99,743)	5,597	*
Total Portfolio Company Financial Assets	$44,087,436	$45,936,216	$1,848,780	$44,183,097	$46,550,767	$2,367,670	$(518,890)	$(0.05)
* Per share amount less than $0.01 per share.

(1) Per share amounts based on weighted-average shares outstanding of 9,793,994 during the three months ended March 31, 2015.
The net increase in unrealized depreciation in Tremor Video, a publicly traded company, during the three months ended March 31, 2015 reflects the change in market price for this portfolio company.
Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the three months ended March 31, 2015 was $1,128,608, which included $20,108 in net realized gains and a net decrease in unrealized appreciation of $518,890 during such period, compared to a net decrease in our net assets resulting from operations for the three months ended March 31, 2014 of $2,033,267, which included $1,285,846 in net realized gains and a net decrease in unrealized appreciation of $2,752,438 during such period.
Basic and diluted net decrease in net assets resulting from operations per common share was $0.11 for the three months ended March 31, 2015, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.21 per common share for the three months ended March 31, 2014. The weighted average common shares outstanding for the three months ended March 31, 2015 and 2014 were 9,793,994 and 9,548,902, respectively.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2015, we had cash and cash equivalents of $22.1 million as compared to $27.4 million as of December 31, 2014. Subsequent to March 31, 2015, on April 29, 2015, we paid a regular first quarter cash distribution of $0.15 per share, or $1,469,098 in the aggregate, to our stockholders of record as of April 15, 2015. See "-Recent Developments" below.
Going forward, we intend to focus future investment activities on debt investments in accordance with our New Investment Objective. The targeted size of our debt investments will be based on our current capital base and regulatory constraints. As we employ our New Investment Objective and the portion of our portfolio consisting of debt investments grows over time, we may seek to utilize leverage to enhance stockholder returns. The 1940 Act currently permits us, as a BDC, to borrow money in amounts such that our asset coverage is at least 200% after each such borrowing.
As of March 31, 2015, we had no indebtedness and total accounts payable and accrued expenses of $2.6 million, including amounts owed to our investment adviser. As of March 31, 2015, amounts owed to our investment adviser consisted of $365,293 of base management fees, $122,757 of administrative expenses, and $2,030,687 of accrued theoretical incentive fees. No earned incentive fees were payable to our investment adviser as of March 31, 2015. For accounting purposes only, we are required under U.S. GAAP to accrue a theoretical incentive fee which assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to the Adviser. As of December 31, 2014, we had no indebtedness and total accounts payable and accrued expenses of $7.2 million, including amounts owed to our investment adviser. As of December 31, 2014, amounts owed to our investment adviser consisted of $354,633 of base management fees, $113,596 of administrative expenses, $635,241 of earned incentive fees for the 2014 year and $2,130,443 of accrued theoretical incentive fees. We paid the earned incentives for the 2014 year during the three months ended March 31, 2015. The amount of earned incentive fees actually payable to our investment adviser as of December 31, 2014 are consistent with the Advisers Act and the formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized appreciation.
Capital Raising
As of March 31, 2015, we had 9,793,994 shares of our common stock issued and outstanding, which includes 374,069 shares of our common stock issued as stock dividend distributions with respect to our first, second and third quarter 2014 distributions.
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

Regulatory Compliance
Due to limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% threshold"). However, the failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% threshold. As of March 31, 2015, we met the 50% threshold and, accordingly, satisfied the diversification test.
Distributions
Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution. We may fund cash distributions to stockholders from any sources of funds available to us. We have not established limits on the amount of funds we may use from available sources to make distributions.
The following table summarizes our dividends declared for the first quarter of 2015 and the years ended 2014, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Capital Gains / Return of Capital	(1)
Total - 2015 Dividends			0.15
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	0.10	(2)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(2)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(2)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(3)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains	(4)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital	(5)
Total - 2011 Dividends			0.13
Total - Cumulative			$1.50
(1) The determination of the tax attributes of our 2015 distributions will be made as of the end of 2015 based upon our net realized gains for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If we determined the tax attributes of our first quarter 2015 distributions as of March 31, 2015, 1% of such distributions would be from long-term capital gains and 99% would be a return of capital.
(2) This dividend was paid in cash and shares of our common stock.
(3) Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2014.
(4) Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.
(5) The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.

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
Based on stockholder elections, the April 14, 2014 dividend consisted of $238,722 in cash and 119,157 shares of newly-issued common stock, the June 17, 2014 dividend consisted of $241,701 in cash and 118,542 shares of common stock, and the September 18, 2014 dividend consisted of $244,665 in cash and 136,370 shares of common stock. The amount of cash elected to be received by stockholders was greater than the cash limit of 25% of the aggregate dividend amount, thus resulting in the payment of a combination of cash and stock to stockholders who elected to receive cash.
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
On March 26, 2015, our Board of Directors revised our distribution policy. Under our revised distribution policy, we intend to pay quarterly distributions (the "Regular Distributions") to our stockholders in an amount determined and declared by the Board in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to our stockholders each year until we are generating sufficient net investment income under our New Investment Strategy. To the extent our net realized capital gains exceed the aggregate amount of our Regular Distributions for a year, our Board of Directors also intends to declare a special distribution in December of each year (the "Special Distribution") so that the total distributions for the year represent at least 100% of our net realized capital gains. However, our Board of Directors may adjust the amount of the Regular and Special Distributions we pay each year based on other factors that it deems relevant from time to time including, without limitation, our financial condition, cash availability, maintenance of our RIC status, corporate-level income and excise tax planning, and compliance with applicable BDC regulations.  Further, we intend to pay our Regular and Special Distributions entirely in cash based on the current level of the stock price discount to our net asset value.
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
Each of these Regular Distributions will be paid entirely in cash. See "-Recent Developments" below.
As of the date of this quarterly report, we do not expect to earn net investment income and have no visibility to any net realized capital gains for the 2015 year. Accordingly, these Regular Distributions for 2015 are likely to represent a return of capital, and our stockholders should not draw any conclusions about our investment performance from the amount of our Regular Distributions.   Our total return in relation to changes in our net asset value and our stock price is presented in the Financial Highlights.
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
Stock Repurchases
On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program expired on March 22, 2015. However, on March 26, 2015, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire September 22, 2015. This stock repurchase program may be extended, modified or discontinued at any time for any reason. The repurchase program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
No shares have been repurchased under the stock repurchase program since December 31, 2014 due to applicable blackout periods.

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
Commitments and Contingencies
In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2015, we had not entered into any investment agreements which required us to make a future investment in a portfolio company.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. The remaining funds held in the Xtime escrow are expected to be released in phases with anticipated distributions occurring January of 2016 and November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
On November 18, 2014, Stoke, Inc. was acquired in an all-cash merger. Under the merger agreement, the preferred stockholders entitled to receive cash consideration under the merger, including us, are obligated to indemnify the buyer for their pro rata amount of any damages for certain indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the cash consideration received by us, our potential liability for indemnity claims could exceed the cash consideration we received at the closing in the event of our or Stoke's fraud, willful misconduct or intentional misrepresentation. We have not been notified of any stockholder indemnity claims.
On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by us. As of December 31, 2014, we wrote off the remaining 17,146 shares of Millennial Media common stock that continue to be held in escrow based on actual indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of our Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to us from the indemnity escrow. On February 26, 2015, we sold these released shares resulting in a net realized gain of $6,178. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata share of any damages for certain types of indemnity claims not to exceed the consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
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

As of March 31, 2015, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.
Recent Developments
Payment of First Quarter 2015 Dividend
On April 29, 2015, we paid to stockholders of record on April 15, 2015 a regular first quarter cash distribution of $0.15 per share, or $1,469,098 in the aggregate.
Portfolio Company Activity
On April 3, 2015, Agilyx shareholders approved the conversion of all outstanding shares of convertible preferred stock to common stock on a 1-for-1 basis. Accordingly, our 1,092,956 shares of Series C convertible preferred stock and 15,107,090 shares of Series E-2 convertible preferred stock were converted into a total of 16,200,046 shares of common stock. On April 9, 2015, Agilyx completed an initial closing of convertible notes in the amount of $3.3 million (which included the exchange of $2.0 million of previously-issued non-convertible notes). Following the initial closing, Agilyx has issued approximately $1.4 million of convertible notes in subsequent closings. Since at least $4.0 million in convertible notes have been issued by Agilyx, the convertible notes may be converted into Agilyx's common stock at a conversion price of $0.0001 per share. In the event $4.0 million in convertible notes are issued and converted into Agilyx's common stock and since we have elected not to purchase any convertible notes in this offering, the shares of Agilyx's common stock held by us would represent less than 0.1% of Agilyx's equity on an as-converted basis.
In April and May 2015, we sold 171,594 shares of Tremor Video common stock with an aggregate cost basis of $1,143,962 for total net proceeds of $474,499, resulting in net realized losses of $669,463.
Off Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements.
Significant Accounting Policies
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our financial statements included in this quarterly report on Form 10-Q. A full disclosure of our significant accounting policies is disclosed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC.
U.S. Federal Income Tax Considerations
From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income and 98.2% of capital gain net income each calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.
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
If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of March 31, 2015, approximately 97% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.
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
Related Party Agreements and Transactions
Pursuant to the Investment Advisory Agreement, our investment adviser has agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. A more detailed description of the Investment Advisory Agreement, the services provided to us by our investment adviser and the fees we pay to our investment adviser is discussed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC.
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
Our investment adviser has certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•
Personnel of BDCA Venture Adviser must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including the other programs sponsored by affiliates of AR Capital, the indirect owner of our investment adviser, as well as BDCA Adviser the investment adviser to Business Development Corporation of America ("BDCA"), BDCA Adviser II, LLC, the investment adviser to Business Development Corporation of America II ("BDCA II"), each a public, non-listed BDC, and with any BDCs or other investment programs that may be sponsored by our investment adviser and its affiliates in the future.

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
A first amendment to the application for exemptive relief was filed with the SEC on March 13, 2015. On May 11, 2015, the SEC notified us and other applicants that an order granting the requested exemptive relief would be issued unless the SEC orders a hearing. Requests for hearings must be received by the SEC by June 8, 2015. If no requests for hearings are submitted to the SEC, we expect the SEC’s exemptive order to be issued on or around June 9, 2015.
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
For accounting purposes, as of March 31, 2015, we recorded an amount due from our investment adviser of $176,184 representing the amount by which our Adjusted Operating Expenses for the three months ended March 31, 2015 exceeded $375,000, or the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold as of March 31, 2015. We also recorded expenses waived or reimbursed from our investment adviser in the amount of $176,184 for the three months ended March 31, 2015. To the extent that the Excess Amount calculated for the 2015 year exceeds the amount of Reimbursable Expenses due and owing by us as of December 31, 2015, our investment adviser will either pay certain Adjusted Operating Expenses on behalf of us or make a payment of such amount to us.
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
Valuation Risk
Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which market quotations are readily available, and (ii) fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Portfolio Investments and Fair Value in the interim financial statements filed in this quarterly report on Form 10-Q.
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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of March 31, 2015, we had cash and cash equivalents of $22.1 million. We primarily invest our cash on hand in short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of March 31, 2015, we held money market fund investments of $21.8 million, pending subsequent investment in portfolio companies in accordance with our investment objective, payment of our operating expenses, or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.
During the first quarter of 2015, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of March 31, 2015, a one percentage point change in the underlying dividend rate payable on our money market funds as of March 31, 2015 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.
Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of March 31, 2015, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates. However, in the future, based on our New Investment Objective, we may have debt investments in our portfolio that have floating rates.
Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies. As of March 31, 2015, we had no debt for borrowed money. However, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our investment adviser, subject to the oversight and approval of our Board of Directors, determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.
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
Item 4. Controls and Procedures
As of March 31, 2015 (the end of the period covered by this annual report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the "Risk Factors" discussed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC. There have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2015.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

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
10.4
Custody Agreement between the Company and MidFirst Bank (formerly known as Steele Street Bank & Trust) (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.5
First Amendment to Custody Agreement between the Company and MidFirst Bank (formerly known as Steele Street Bank & Trust) dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)

10.6
Second Amendment to Custody Agreement between the Company and MidFirst Bank (formerly known as Steele Street Bank & Trust) dated September 24, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on September 29, 2014)

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

Date: May 14, 2015		BDCA VENTURE, INC.
	By:	/s/ Timothy J. Keating
Timothy J. Keating President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Katie P. Kurtz
Katie P. Kurtz Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)