Form 10-Q
period 2015-06-30
BDCA VENTURE, INC.
filed 2015-08-12
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 11, 2015 was 9,723,455.

PART I
Item 1. Financial Statements.

BDCA Venture, Inc.
Statements of Assets and Liabilities

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $35,392,988 and $35,373,785, respectively)	$35,825,358	$36,329,202
Publicly-traded portfolio companies (Cost: $1,999,997 and $4,000,001, respectively)	872,997	1,721,997
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	7,590,000	7,790,000
Total, investments in portfolio company securities at fair value (Cost: $41,392,985 and $43,373,786, respectively)	44,288,355	45,841,199

Cash and cash equivalents	18,852,591	27,437,568
Funds held in escrow from sale of investment at fair value (Cost: $704,101 and $809,311, respectively)	615,668	709,568
Due from investment adviser	104,043	—
Prepaid expenses and other assets	46,195	84,901
Total assets	$63,906,852	$74,073,236

Liabilities
Accrued incentive fees	$1,985,871	$2,130,443
Earned incentive fees payable	—	635,241
Base management fees payable	340,336	354,633
Dividends payable	—	3,878,014
Administrative expenses payable	121,482	113,596
Due to related parties	2,108	66,065
Accounts payable	288,445	41,100
Accrued expenses and other liabilities	35,035	20,607
Total liabilities	$2,773,277	$7,239,699

Commitments and contingencies (see Note 8 - Commitments and Contingencies)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,723,455 and 9,793,994 issued and outstanding, respectively	$9,723	$9,794
Additional paid-in capital	66,234,549	66,586,516
Accumulated net investment loss	(3,822,610)	(2,130,443)
Accumulated net realized loss	(1,162,132)	—
Distributions in excess of net investment income and net realized gain	(2,932,892)	—
Net unrealized appreciation on investments and funds held in escrow from sale of investment	2,806,937	2,367,670
Total net assets	$61,133,575	$66,833,537
Total liabilities and net assets	$63,906,852	$74,073,236
Net asset value per share	$6.29	$6.82
The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$9,656	$26,373	$19,205	$52,225
Interest and dividends from cash and cash equivalents	1,038	602	2,199	1,314
Total investment income	10,694	26,975	21,404	53,539

Operating expenses:
Base management fees	340,336	368,542	705,629	741,446
Incentive fees	(44,817)	464,904	(144,573)	171,586
Administrative expenses allocated from investment adviser	117,419	163,541	243,523	328,304
Professional fees	342,060	24,623	635,750	189,149
Directors fees	25,000	25,000	56,250	50,000
Stock transfer agent fees	12,759	13,052	27,875	25,908
Public and investor relations expenses	101,143	39,632	114,002	55,799
Travel expenses	9,691	22,494	16,105	48,054
Marketing and advertising expenses	4,950	11,450	9,900	32,347
Postage and fulfillment expenses	14,501	13,620	17,266	22,073
Printing and production expenses	18,235	18,154	20,478	27,682
Custody fees	1,500	1,500	3,000	3,000
General and administrative expenses	58,117	64,351	112,409	128,754
Total operating expenses	1,000,894	1,230,863	1,817,614	1,824,102
Waived or reimbursed expenses from investment adviser (see Note 4 - Related Party Agreements and Transactions)	72,141	—	(104,043)	—
Net operating expenses	1,073,035	1,230,863	1,713,571	1,824,102
Net investment loss	(1,062,341)	(1,203,888)	(1,692,167)	(1,770,563)

Net realized (loss) gain:
Unaffiliated investments	(1,182,240)	—	(1,162,132)	1,285,846
Total net realized (loss) gain	(1,182,240)	—	(1,162,132)	1,285,846

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	872,444	2,324,516	627,957	(427,922)
Non-controlled affiliated investments	80,000	—	(200,000)	—
Funds held in escrow from sale of investment	5,713	—	11,310	—
Total net change in unrealized appreciation (depreciation)	958,157	2,324,516	439,267	(427,922)

Net (decrease) increase in net assets resulting from operations	$(1,286,424)	$1,120,628	$(2,415,032)	$(912,639)

Net investment loss per common share outstanding (basic and diluted)	$(0.11)	$(0.12)	$(0.17)	$(0.18)
Net (decrease) increase in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.13)	$0.12	$(0.25)	$(0.09)
Weighted average common shares outstanding (basic and diluted)	9,778,631	9,669,274	9,786,270	9,609,420

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Net Realized Loss	Distributions In Excess of Net Investment Income and Net Realized Gain	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$—	$—	$6,402,062	$73,039,470
Net (decrease) increase in net assets from operations	—	—	—	—	(3,680,811)	6,778,371	—	(4,034,392)	(936,832)
Distributions to stockholders from net realized gain (3)	374,069	374	2,174,894	—	—	(6,778,371)	—	—	(4,603,103)
Repurchase of common stock (128,977 shares)	—	—	—	(665,998)	—	—	—	—	(665,998)
Retirement of treasury stock at cost	(577,418)	(577)	(3,628,015)	3,628,592	—	—	—	—	—
Reclassification of permanent book to tax differences	—	—	(3,767,256)	—	3,767,256	—	—	—	—
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$—	$(2,130,443)	$—	$—	$2,367,670	$66,833,537
Net (decrease) increase in net assets from operations	—	—	—	—	(1,692,167)	(1,162,132)	—	439,267	(2,415,032)
Distributions to stockholders	—	—	—	—	—	—	(2,932,892)	—	(2,932,892)
Repurchase and retirement of common stock at cost	(70,539)	(71)	(351,967)	—	—	—	—	—	(352,038)
Balance, June 30, 2015 (Unaudited)	9,723,455	$9,723	$66,234,549	$—	$(3,822,610)	$(1,162,132)	$(2,932,892)	$2,806,937	$61,133,575
(1) Common shares issued.
(2) Net assets as of June 30, 2015 and December 31, 2014 and 2013 include no accumulated undistributed net investment income.
(3) Includes distribution payable to stockholders of record on December 31, 2014 (with ex-dividend date of December 29, 2014) of $3,878,014 that was paid on January 13, 2015. For income and excise tax purposes, the distribution was treated as paid and taxable to stockholders in 2014.

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,415,032)	$(912,639)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	—	(4,386,632)
Net proceeds from sales of portfolio company investments	837,874	2,952,508
Net realized loss (gain) on investments	1,162,132	(1,285,846)
Net change in unrealized (appreciation) depreciation on investments	(427,957)	427,922
Net change in unrealized (appreciation) depreciation on funds held in escrow from sale of investment	(11,310)	—
Increase in investment balance cost basis due to payment-in-kind interest	(19,205)	(52,225)
Changes in operating assets and liabilities:
Decrease in receivable from funds held in escrow from sale of investment	105,210	—
Decrease in prepaid expenses and other assets	38,706	60,187
Increase in amounts due from investment adviser	(104,043)	—
Increase in amounts due from related parties	—	(97,866)
Decrease in base management fees payable	(14,297)	(4,477)
Decrease in earned incentive fees payable	(635,241)	—
(Decrease) increase in accrued incentive fees	(144,572)	171,586
Increase in administrative expenses payable	7,886	2,602
Decrease in amounts due to related parties	(63,957)	—
Increase in accounts payable	247,345	39,641
Increase (decrease) in accrued expenses and other liabilities	14,428	(26,414)
Net cash used in operating activities	(1,422,033)	(3,111,653)

Cash flows from financing activities:
Repurchase of common stock	(352,038)	—
Cash distributions to stockholders	(6,810,906)	(584,495)
Net cash used in financing activities	(7,162,944)	(584,495)

Net decrease in cash and cash equivalents	(8,584,977)	(3,696,148)
Cash and cash equivalents, beginning of period	27,437,568	13,537,328
Cash and cash equivalents, end of period	$18,852,591	$9,841,180

Supplemental disclosure of non-cash operating activities
Conversion of payment-in-kind interest income into preferred stock	$—	$68,932
Supplemental disclosure of non-cash financing activities
Stock distributions to stockholders	$—	$1,441,273

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Schedule of Investments
June 30, 2015
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$1,420,000	2.32%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	200,000	0.33%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	320,000	0.52%
		Series 1 Convertible Preferred Stock	55,779	490,287	380,000	0.62%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$251,548	251,548	550,000	0.90%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$115,358	115,358	115,358	0.19%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	1,010,000	1.65%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	2,010,000	3.29%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,480,000	2.42%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	200,000	0.33%
Agilyx Corporation	Beaverton, OR	Common Stock	16,200,046	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,970,000	6.49%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,110,000	5.09%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	5,840,000	9.55%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	410,000	0.67%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	7,500,000	12.27%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	3,770,000	6.17%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,540,000	5.79%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,392,988	$35,825,358	58.60%

BDCA Venture, Inc.
Schedule of Investments
June 30, 2015
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock	299,999	$1,999,997	$872,997	1.43%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$1,999,997	$872,997	1.43%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$7,590,000	12.42%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$7,590,000	12.42%

Total - Investments in Portfolio Company Securities (7)				$41,392,985	$44,288,355	72.45%

Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$44,288,355	72.45%
Cash and cash equivalents
Money market funds consisting of 18,629,563 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)					18,629,563	30.47%
Other cash and cash equivalents					223,028	0.36%
Funds held in escrow from sale of investment at fair value					615,668	1.01%
Due from investment adviser					104,043	0.17%
Prepaid expenses and other assets					46,195	0.08%
Less: Total liabilities					(2,773,277)	(4.54)%
Net Assets					$61,133,575	100.00%
(1) The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2) Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of June 30, 2015. As of June 30, 2015, restricted securities held by BDCA Venture, Inc. (the "Company") comprised approximately 71% of the Company's net assets.
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
(4) Investment is income producing.
(5) Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of June 30, 2015, the Company was accruing PIK interest on each of its PIK notes and none of such notes were on non-accrual status.
(6) As of June 30, 2015, the Company valued its shares of common stock in Tremor Video based on the closing price on that date.
(7) As of June 30, 2015, approximately 98% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

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
June 30, 2015
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
On September 22, 2014, the Board of Directors approved a change to the Company’s investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments (the "Investment Objective"). The Company’s investment strategy focuses on making secured and unsecured debt investments in companies that BDCA Venture Adviser, LLC (the "Adviser") believes are poised to grow at above-average rates relative to other sectors of the U.S. economy. The Company may also invest in equity or equity-related investments alongside its debt investments. The Company has not made any debt investments under its Investment Objective to date.
Previously, the Company's investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering companies.
The Adviser serves as the Company’s investment adviser and also provides the Company with administrative services necessary for it to operate. In this capacity, the Adviser is primarily responsible for the selection, evaluation, structure, valuation and administration of the Company’s investment portfolio, subject to the supervision of the Company’s Board of Directors. The Adviser is registered under the Investment Advisers Act of 1940, as amended.
On July 1, 2014, the members of the Adviser completed the sale of 100% of their issued and outstanding equity interests in the Adviser (the "Transaction") to BDCA Adviser, LLC ("BDCA Adviser"). Upon the closing of the Transaction, the Adviser became a wholly-owned subsidiary company of BDCA Adviser, which is an indirect wholly-owned subsidiary company of AR Capital, LLC and changed its name from Keating Investments, LLC to BDCA Venture Adviser, LLC. In connection with the closing of the Transaction, the Company entered into a new Investment Advisory and Administrative Services Agreement (the "Investment Advisory Agreement") with the Adviser, replacing the prior Investment Advisory and Administrative Services Agreement (the "Prior Advisory Agreement") between the Company and the Adviser. The Prior Advisory Agreement automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. See Note 4 - Related Party Agreements and Transactions.
On July 21, 2015, the final vote of shareholders at the Company's 2015 Annual Meeting of Stockholders (the "Annual Meeting") was certified and a new Board of Directors was elected. The new Board of Directors is currently assessing the Company's Investment Objective and strategy, use of available cash resources (including cash used for distributions and the stock repurchase program) and the overall business operations and portfolio management of the Company going forward. The new Board of Directors has not at this time made any changes in the Company's existing Investment Objective and strategy, plans for use of available cash resources, distribution policy, business operations or portfolio management. However, pursuant to a directive from the new Board of Directors, the Adviser has agreed that no investment-related decisions or actions by the Adviser with respect to the Company's portfolio will be made without the prior approval of the new Board of Directors. See Note 13 - Subsequent Events.
The Company has entered into a custody agreement with and has appointed MidFirst Bank, formerly known as Steele Street Bank & Trust, as custodian of its portfolio company securities and other securities.
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

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period.
Valuation of Investments
The Company’s investments consist of securities issued by private and publicly traded companies consisting of preferred stock, common stock, subordinated convertible bridge notes, subordinated secured notes and warrants to purchase common and preferred stock which are included on the Company's Schedule of Investments.
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
Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments and the differences could be material. Changes in fair value of these investments are recorded in the Company’s Statement of Operations as "Net change in unrealized appreciation (depreciation)."
The Company has a lead valuation director, who is a non-interested member of the Board of the Directors and acts as the liaison between the Board of Directors, the Company’s management and the Adviser for valuing the Company's investments. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company investment will be valued by the Adviser, potentially with information received from one or more independent valuation firms engaged by the Adviser;

•
An independent valuation firm, if engaged by the Adviser, will conduct independent appraisals and make an independent assessment of the fair value of each investment, which will be used by the Adviser in deriving a preliminary valuation;

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

For the June 30, 2015 valuation of the Company's portfolio investments that are not publicly traded, an independent valuation firm was used to assist the Adviser in deriving the valuation of investments in 11 of the Company's portfolio companies.
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

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
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
In cases where a portfolio company completes a subsequent financing with different rights and preferences than the equity or equity-linked (including warrants to purchase common or preferred stock) securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding or where a merger or acquisition event involving a portfolio company has been completed or is pending, the Company may consider the aforementioned transaction to estimate the portfolio company's equity value.
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
Debt Investments
Given the nature of the Company’s current debt investments, principally convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market for these investment securities to be traded or exchanged. Since the Company invested in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of the Company’s convertible debt investments for which market quotations are not available may be determined on an as-converted to equity basis using the same factors and methodologies the Company uses to value its equity investments. In making a good faith determination of the value of its convertible debt investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount, if any, and payment-in-kind ("PIK") interest which has been accreted to principal as earned.
If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid, or in the case of non-convertible debt investments to be made under the Company's Investment Objective, the Company applies a procedure that assumes a sale of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. As part of this process, the Company will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

in the event of default and whether the security lien, if any, is subordinated to senior lenders. The Company will also use pricing of recently issued comparable debt securities, if any, to determine the baseline hypothetical market yield as of the measurement date. The Company considers each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each debt investment’s fair value as of the measurement date.
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
Funds Held in Escrow from Sale of Investments
Funds held in escrow from the sale of investments ("Escrowed Funds") are valued at fair value by the Company's Board of Directors using certain indemnity risk and deferred payment discounts applied to the amounts withheld. In connection with the closing of the sale of Xtime, Inc. in an all-cash merger transaction on November 18, 2014, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in phases with anticipated distributions occurring in January 2016 and November 2017, net of settlement of any indemnity claims. As of June 30, 2015 and December 31, 2014, Escrowed Funds were fair valued at $615,668 and $709,568, respectively. See Note 8 - Commitments and Contingencies.
Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $9,656, $19,205, $26,373 and $52,225 during the three and six months ended June 30, 2015 and 2014, respectively.
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

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

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
Note 3 - Portfolio Investments and Fair Value
The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$32,937,524	$42,140,000	93.84%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	410,000	0.91%	—	340,000	0.73%
Common Stock	6,088,558	200,000	0.45%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	251,548	550,000	1.23%	238,501	450,000	0.97%
Subordinated Secured Notes	115,358	115,358	0.26%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,392,988	43,415,358	96.69%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	1,999,997	872,997	1.94%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	41,392,985	44,288,355	98.63%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	615,668	1.37%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$42,097,086	$44,904,023	100.00%	$44,183,097	$46,550,767	100.00%

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

Fair Value of Investments
The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of June 30, 2015 and December 31, 2014:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2015
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$42,140,000	$42,140,000
Preferred Stock Warrants	—	—	410,000	410,000
Common Stock	—	—	200,000	200,000
Subordinated Convertible Bridge Notes	—	—	550,000	550,000
Subordinated Secured Notes	—	—	115,358	115,358
Publicly Traded Portfolio Company Securities:
Common Stock	872,997	—	—	872,997
Cash Equivalents:
Money Market Funds	18,629,563	—	—	18,629,563
Funds Held in Escrow From Sale of Investment	—	—	615,668	615,668
Total	$19,502,560	$—	$44,031,026	$63,533,586

As of December 31, 2014
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$43,060,000	$43,060,000
Preferred Stock Warrants	—	—	340,000	340,000
Common Stock	—	—	160,000	160,000
Subordinated Convertible Bridge Notes	—	—	450,000	450,000
Subordinated Secured Notes	—	—	109,202	109,202
Publicly Traded Portfolio Company Securities:
Common Stock	1,721,997	—	—	1,721,997
Cash Equivalents:
Money Market Funds	27,190,896	—	—	27,190,896
Funds Held in Escrow From Sale of Investment	—	—	709,568	709,568
Total	$28,912,893	$—	$44,828,770	$73,741,663
The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$450,000	$109,202	$709,568	$44,828,770
Purchases and other adjustments to cost of Level 3 portfolio company securities (1)	—	—	—	13,047	6,156	(105,210)	(86,007)
Sale, exchange or conversion of Level 3 portfolio company securities (2)	(1,380,000)	—	1,380,000	—	—	—	—
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	460,000	70,000	(1,340,000)	86,953	—	11,310	(711,737)
Fair Value as of June 30, 2015	$42,140,000	$410,000	$200,000	$550,000	$115,358	$615,668	$44,031,026

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of June 30, 2015	$460,000	$70,000	$(1,340,000)	$86,953	$—	$11,310	$(711,737)
(1) Purchases and other adjustments to cost of Level 3 portfolio company investments include PIK interest accreted to principal.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

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
The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Common Stock Warrants	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2013	$42,210,000	$230,000	$13,444,242	$1,370,000	$1,242,569	$—	$—	$58,496,811
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	4,397,011	330,645	—	—	397,617	109,202	—	5,234,475
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(10,731,353)	136,053	(940,000)	(106,072)	(1,401,686)	—	809,311	(12,233,747)
Gross transfers out of Level 3 to Level 1 (2)	—	—	(11,683,302)	—	—	—	—	(11,683,302)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	7,184,342	(356,698)	(660,940)	(1,263,928)	211,500	—	(99,743)	5,014,533
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$—	$450,000	$109,202	$709,568	$44,828,770

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2014	$1,801,053	$110,000	$(550,000)	$—	$211,500	$—	$—	$1,572,553
(1) Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and PIK interest accreted to principal.
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
Portfolio Company Investment Activity
The Company did not make any portfolio company investments during the six months ended June 30, 2015.
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
On January 15, 2015, the maturity date of the July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February, 15 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On June 29, 2015, BrightSource advised the Company that it was negotiating a further extension of the maturity date with the holders of the Notes.
On March 17, 2015, the maturity date of the BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On June 29, 2015, BrightSource advised the Company that it was negotiating a further extension of the maturity date with the holders of the convertible bridge notes.
During February and March 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $2.0 million, which triggered the right for certain shareholders to force the conversion of all of Agilyx's outstanding shares of

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

convertible preferred stock (including those held by the Company) into shares of common stock on a 1-for-1 basis. On April 3, 2015, Agilyx shareholders approved the conversion of all outstanding shares of convertible preferred stock to common stock on a 1-for-1 basis. Accordingly, the Company's 1,092,956 shares of Series C convertible preferred stock and 15,107,090 shares of Series E-2 convertible preferred stock were converted into a total of 16,200,046 shares of common stock on April 3, 2015. Since April 2015, Agilyx has issued convertible notes in exchange for cash and the cancellation of the $2.0 million of previously-issued non-convertible notes. The Company did not participate in the convertible notes financing. The convertible notes may be converted into Agilyx's common stock at a conversion price of $0.0001 per share.
During April and May 2015, the Company sold 300,000 shares of Tremor Video common stock with an aggregate cost basis of $2,000,004 for total net proceeds of $817,764, resulting in a net realized loss of $1,182,240.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of June 30, 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of June 30, 2015. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment:

	As of June 30, 2015
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$42,140,000	Option pricing model	Comparable public company equity volatility	30%	to	65%	49%
		Comparable public companies	Revenue multiple	0.8	to	7.0	2.8
			EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	9%	to	27%	13%
		Discounted cash flow	Discount rate	20%	to	35%	29%
			Terminal revenue multiple	0.9	to	5.0	3.1
			Terminal EBITDA multiple	7.0	to	7.0	7.0
			Discount for lack of marketability	9%	to	27%	13%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$410,000	Option pricing model	Comparable public company equity volatility	45%	to	45%	45%
		Comparable public companies	Revenue multiple	2.5	to	3	2.8
			Discount for lack of marketability	7%	to	8%	8%
		Discounted cash flow	Discount rate	30%	to	30%	30%
			Terminal revenue multiple	4.5	to	4.5	4.5
			Discount for lack of marketability	7%	to	8%	8%
Level 3 Portfolio Company Investments: Common Stock	$200,000	Option pricing model	Comparable public company equity volatility	60%	to	60%	60%
		Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	20%	to	31%	25%
		Discounted cash flow	Discount rate	35%	to	40%	35%
			Terminal revenue multiple	2.5	to	2.5	n/a
			Terminal EBITDA multiple	7.0	to	7.0	7.0
			Discount for lack of marketability	20%	to	31%	25%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$665,358	Option pricing model	Comparable public company equity volatility	60%	to	60%	60%
		Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	12%	to	13%	12%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	7.0	to	7.0	7.0
			Discount for lack of marketability	12%	to	13%	12%
Level 3 Funds Held in Escrow From Sale of Investment	$615,668	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	10%	to	10%	10%
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

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

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
Since the Company has invested in convertible debt investments, principally convertible bridge notes, for the primary purpose of potential conversion into equity at a future date, the significant unobservable inputs that may be used in the fair value measurement of its convertible debt investments on an as-converted to equity basis are the same inputs used by the Company to value its equity securities (including convertible preferred stock). An option pricing model valuation technique may also be used to derive the fair value of the conversion feature of convertible notes. If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt investments are hypothetical market yields and premiums/(discounts). For non-convertible debt investments, which the Company generally holds for cash payment at maturity, the significant unobservable inputs that may be used in the fair value measurement of the Company’s non-convertible debt are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, collateral, and other characteristics of the investment. In certain investments, the Company may value its convertible and non-convertible debt investments using a liquidation approach in which case the realizable value of the collateral would be a significant unobservable input.
Funds held in escrow from the sale of investments are valued using certain indemnity risk and deferred payment discounts applied to the amounts withheld.
(2) Weighted average based on fair value as of June 30, 2015.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

The table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of December 31, 2014:

	As of December 31, 2014
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
Since the Company has invested in convertible debt investments, principally convertible bridge notes, for the primary purpose of potential conversion into equity at a future date, the significant unobservable inputs that may be used in the fair value measurement of its convertible debt investments on an

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

as-converted to equity basis are the same inputs used by the Company to value its equity securities (including convertible preferred stock). An option pricing model valuation technique may also be used to derive the fair value of the conversion feature of convertible notes. If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt investments are hypothetical market yields and premiums/(discounts). For non-convertible debt investments, which the Company generally holds for cash payment at maturity, the significant unobservable inputs that may be used in the fair value measurement of the Company’s non-convertible debt are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, collateral, and other characteristics of the investment. In certain investments, the Company may value its convertible and non-convertible debt investments using a liquidation approach in which case the realizable value of the collateral would be a significant unobservable input.
Funds held in escrow from the sale of investments are valued using certain indemnity risk and deferred payment discounts applied to the amounts withheld.
(2) Weighted average based on fair value as of December 31, 2014.
As of June 30, 2015 and December 31, 2014, 68.9% and 60.5%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2015 and 2014 for: (i) the Company’s portfolio company investments sold during the three and six months ended June 30, 2015 and 2014 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of June 30, 2015 and 2014:

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Tremor Video, Inc.	$(1,182,240)	$1,298,004	$—	$—	$(1,182,240)	$1,139,004	$—	$—
Xtime, Inc.	—	—	—	—	13,930	—	—	—
Millennial Media, Inc.	—	—	—	—	6,178	—	1,285,846	(1,024,748)
Subtotal - Portfolio Company Investments Sold During Period	(1,182,240)	1,298,004	—	—	(1,162,132)	1,139,004	1,285,846	(1,024,748)
Portfolio Company Investments Held at End of Period	—	(345,560)	—	2,324,516	—	(711,047)	—	596,826
Total Portfolio Company Investments	(1,182,240)	952,444	—	2,324,516	(1,162,132)	427,957	1,285,846	(427,922)
Funds Held in Escrow from Sale of Investment	—	5,713	—	—	—	11,310	—	—
Total Portfolio Company Financial Assets	$(1,182,240)	$958,157	$—	$2,324,516	$(1,162,132)	$439,267	$1,285,846	$(427,922)
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

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

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
Base Management Fee
The base management fee (the "Base Fee") is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and is adjusted for any equity capital raises or repurchases during the current calendar quarter. As of June 30, 2015 and December 31, 2014, the Company had Base Fees payable to the Adviser of $340,336 and $354,633, respectively. During the three and six months ended June 30, 2015 and June 30, 2014, the Company incurred Base Fees of $340,336, $705,629, $368,542 and $741,446, respectively.
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), the Adviser has agreed to defer the payment of Base Fees to the Adviser unless and until the Company realizes net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, the Adviser agrees to waive, without recourse against or reimbursement by the Company, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, the Adviser may, in its sole discretion, extend the Term of the Program by written notice to the Company. As of June 30, 2015, no Base Fees had been deferred under the Program.
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
The Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to the Adviser as of December 31, 2014 and was paid by the Company in March 2015. For the three and six months ended June 30, 2015, the Adviser did not earn any incentive fees with respect to the 2015 year. The incentive fee actually payable to the Adviser is consistent with the Investment Advisers Act of 1940, as amended, and formula reflected in the Investment Advisory Agreement.
For accounting purposes only, the Company is required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period. The accrual of this theoretical incentive fee assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to the Adviser. As of June 30, 2015 and December 31, 2014, the Company recorded a theoretical incentive fee payable of $1,985,871 and $2,130,443, respectively. During the three and six months ended June 30, 2015, the Company recorded a reduction of theoretical incentive fees of $44,817 and $144,573, respectively. During the three and six months ended June 30, 2014, the Company recorded theoretical incentive fees of $464,904 and $171,586, respectively.
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

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

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
As of June 30, 2015 and December 31, 2014, the Company recorded a payable to the Adviser for administrative services of $121,482 and $113,596, respectively. During the three and six months ended June 30, 2015 and 2014 the Company incurred administrative expenses allocated from the Adviser of $117,419, $243,523, $163,541and $328,304, respectively.
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
The Investment Advisory Agreement automatically terminates in the event of its assignment. See Note 13 - Subsequent Events. As required by the 1940 Act, the Investment Advisory Agreement provides that the Company may terminate the agreement without penalty upon 60 days’ written notice to the Adviser. If the Adviser wishes to voluntarily terminate the Investment Advisory Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination and must pay all expenses associated with its termination. The Investment Advisory Agreement may also be terminated, without penalty, upon the vote of a majority of the Company’s outstanding voting securities.
Waiver of Reimbursable Expenses or Payment of Certain Operating Expenses by the Adviser
The Adviser has agreed that, to the extent that the Company's Adjusted Operating Expenses (as defined below) in 2015 exceed $1,500,000 (the “Excess Amount”), the Adviser will, without recourse against or reimbursement by the Company, waive Reimbursable Expenses (as defined below) due and owing by the Company and/or pay on behalf of the Company certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by the Adviser on behalf of the Company equals the Excess Amount. "Adjusted Operating Expenses" means the Company's total operating expenses (as reported on the Company's audited financial statements for 2015 included in the Company's annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, any costs related to borrowings by the Company (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by the Adviser and reimbursable by the Company with respect to 2015 (“Reimbursable Expenses”) shall be included in Adjusted Operating Expenses.
For accounting purposes, as of June 30, 2015, the Company had an amount due from the Adviser of $104,043, representing the amount by which the Company's Adjusted Operating Expenses exceeded $750,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. During the three months ended June 30, 2015, the Company recorded a reduction in expenses waived or reimbursed from the Adviser of $72,141. During the six months ended June 30, 2015, the Company recorded expenses waived or reimbursed from the Adviser of $104,043. During the three and six months ended June 30, 2015, the Company incurred $402,515 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold.
To the extent that the Excess Amount calculated for the 2015 fiscal year exceeds the amount of Reimbursable Expenses due and owing by the Company as of December 31, 2015, the Adviser will either pay certain Adjusted Operating Expenses on behalf of the Company or make a payment of such amount to the Company. No such agreement between the Adviser and the Company existed in 2014.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

The table set forth below provides a summary of the calculation of Adjusted Operating Expenses and waived or reimbursed expenses from the Adviser for the three and six months ended June 30, 2015.

	Incurred for the
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total operating expenses	$1,000,894	$1,817,614
Less: Base management fees	340,336	705,629
Less: Incentive fees	(44,817)	(144,573)
Less: Expenses not subject to annualized $1,500,000 adjusted operating expense threshold (1)	402,515	402,515
Adjusted operating expenses (2)	302,859	854,043
Adjusted operating expense threshold (3)	375,000	750,000
Increase (decrease) in waived or reimbursed expenses from investment adviser	$(72,141)	$104,043
(1) During the three and six months ended June 30, 2015, the Company incurred $402,515 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold, which consisted of $293,103 in legal and litigation expenses, $85,459 in proxy administrative and solicitation services and $23,953 in other expenses related to the contested proxy campaign in connection with the Company's Annual Meeting. Costs incurred in relation to the proxy contest are considered extraordinary in nature. See Note 13 - Subsequent Events.
(2) Adjusted operating expenses is defined as the Company's total operating expenses (as reported on the Company's audited financial statements for 2015 included in the Company's annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, any costs related to borrowings by the Company (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses.
(3) Represents the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period.
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
Reimbursement from Related Party
As part of the Transaction, BDCA Adviser agreed to reimburse the Company at the closing for the costs incurred in connection with the Company’s 2014 Annual Meeting of Stockholders, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the Investment Advisory Agreement, which costs would not otherwise have been incurred by the Company. As of June 30, 2014, BDCA Adviser had agreed to reimburse the Company for such costs in the amount of $97,866. The Company recorded this amount as a receivable due from related party as of June 30, 2014. BDCA Adviser paid this amount to the Company at the closing of the Transaction on July 1, 2014. The Company did not have any amounts reimbursable from a related party as of June 30, 2015.
Services Provided by Related Parties
RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of the Adviser, provides the Company with legal services, website design and maintenance and investor relations services.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

The following table reflects the related party fees incurred by the Company for the three and six months ended June 30, 2015, and payable to RCS Advisory as of June 30, 2015 and December 31, 2014. RCS Advisory did not begin providing the Company with services until the completion of the Transaction and as such the Company did not incur any fees due to RCS Advisory for the three and six months ended June 30, 2014:

	Incurred for the		Payable as of
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	June 30, 2015	December 31, 2014
Legal services	$—	$1,755	$—	$23,002
Website design and maintenance	908	1,155	908	23,063
Investor relations services	1,200	13,950	1,200	20,000
Total related party fees	$2,108	$16,860	$2,108	$66,065
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
Note 5 - Equity Offerings
The Company has not issued any shares of its common stock during the six months ended June 30, 2015. During the year ended December 31, 2014, the Company issued 374,069 shares of its common stock to its stockholders as part of its quarterly distributions declared for the first, second and third quarters of 2014.
Note 6 - Stock Repurchases
On September 22, 2014, the Company's Board of Directors authorized a stock repurchase program of up to $5 million. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program expired on March 22, 2015. However, on March 26, 2015, the Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire September 22, 2015. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The new Board of Directors currently intends to continue the stock repurchase program. See Note 13 - Subsequent Events.
During the six months ended June 30, 2015, the Company repurchased 70,539 shares of its common stock at an average price of $4.99 per share, including commissions, for a total cost of $352,038. The Company retired all 70,539 shares of its repurchased common stock during the six months ended June 30, 2015, with $71 of the total cost of the retired shares charged to common stock and $351,967 charged to additional paid-in capital. The Company's net asset value per share increased by $0.01 per share as a result of the shares repurchased during the six months ended June 30, 2015. The weighted average discount to net asset value per share of the shares repurchased during the six months ended June 30, 2015 was 26%.
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

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

The Company accounted for the repurchases of its common stock under the cost method based on the actual cost of the repurchases.
Note 7 - Dividends and Distributions
Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution. The new Board of Directors is currently assessing the Company's distribution policy going forward. However, the new Board of Directors has not at this time made any changes in the Company's existing distribution policy. See Note 13 - Subsequent Events.
The following table summarizes the Company’s dividends declared for the six months ended June 30, 2015 and for the year ended December 31, 2014:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital	(1)
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital	(1)
Total - 2015 Dividends			$0.30
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(2)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(2)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(2)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(3)
Total - 2014 Dividends			$0.70
(1) The determination of the tax attributes of the 2015 distributions will be made as of the end of 2015 based upon the Company's net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If the Company had determined the tax attributes of the first and second quarter 2015 distributions as of June 30, 2015, 100% of such distributions would be a return of capital.
(2) This dividend was paid in cash and shares of the Company's common stock.
(3) Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2014.
On March 26, 2015, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on April 15, 2015 and June 11, 2015, to common stockholders of record on April 29, 2015 and June 25, 2015, respectively. The determination of the tax attributes of the 2015 distributions will be made as of the end of 2015 based upon the Company's net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If the Company had determined the tax attributes of the first and second quarter 2015 distributions as of June 30, 2015, 100% of such distributions would be a return of capital.
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
On December 12, 2014, the Company's Board of Directors declared a special fourth quarter dividend of $0.396 per share payable to stockholders of record on December 31, 2014 which was paid 100% in cash on January 13, 2015. With this special fourth quarter dividend, the Company distributed 100% of its $6.8 million in net gains realized in 2014.
The Company generally pays quarterly distributions to its stockholders out of assets legally available for distribution, as determined by the Board of Directors, with the intention of distributing 100% of the Company's net realized capital gains annually.
On March 26, 2015, the Company's Board of Directors revised the Company's distribution policy. Under the revised distribution policy, the Company intends to pay quarterly regular distributions (the "Regular Distributions") to its stockholders in an amount determined and declared by the Board of Directors in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to the Company's stockholders each year until the Company is generating sufficient net investment income under its strategy to implement its Investment Objective. To the extent the Company's net realized capital

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

gains exceed the aggregate amount of the Regular Distributions for a year, the Board of Directors also intends to declare a special distribution (the "Special Distribution") in December of each year so that the total distributions for the year represent at least 100% of the Company's net realized capital gains. However, the Board of Directors may adjust the amount of the Regular and Special Distributions it pays each year based on other factors that it deems relevant from time to time including, without limitation, the Company's financial condition, cash availability, maintenance of RIC status, corporate-level income and excise tax planning and compliance with applicable BDC regulations.  Further, the Company intends to pay Regular and Special Distributions entirely in cash based on the current level of the stock price discount to the Company's net asset value.
Since the Company's current portfolio company investments do not generate current income (i.e., dividends or interest income), the Company does not expect its Regular and Special Distributions to be sourced from net investment income. As the Company transitions its portfolio to debt investments under its strategy to implement its Investment Objective, however, the Company expects to generate current income and for current income to comprise a source of return for its stockholders over time. If and when the Company is able to generate net investment income under its strategy to implement its Investment Objective, the Company intends to pay Regular and Special Distributions equal to at least 90% of the Company's taxable net investment income each year in order to maintain its RIC status for tax purposes.
Because of the unpredictable and inconsistent nature of the net realized capital gains the Company may earn over the next several years, the Regular Distributions are intended to provide a more consistent and predictable return to the Company's stockholders until it is able to generate sufficient and consistent levels of net investment income under its strategy to implement its Investment Objective. If the Regular Distributions for the year exceed the Company's net investment income and net realized capital gains, the difference will be distributed from the Company's capital and will constitute a return of capital to its stockholders.
Consistent with the Company's revised distribution policy, on March 26, 2015, the Board of Directors also declared quarterly Regular Distributions for the third and fourth quarters of 2015 each in the amount of $0.15 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
Third Quarter	$0.15	September 11, 2015	September 25, 2015
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
Each of these quarterly distributions will be paid in cash. The new Board of Directors has confirmed that the previously declared third and fourth quarter of 2015 distributions will be paid based on the record and payment dates set forth above. See Note 13 - Subsequent Events.
In the event the Company retains some or all of its realized net capital gains, the Company may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, the Company will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax the Company pays on the retained realized net capital gain.
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
Note 8 - Commitments and Contingencies
In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2015, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in phases with anticipated distributions occurring in January 2016 and November 2017, net of settlement of any indemnity claims. As of June 30, 2015, the Escrowed Funds were fair valued at $615,668. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
On November 18, 2014, Stoke, Inc. was acquired in an all-cash merger. Under the merger agreement, the preferred stockholders entitled to receive cash consideration under the merger, including the Company, are obligated to indemnify the buyer for their pro rata amount of any damages for certain indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the cash consideration received by the Company, the Company's potential liability for indemnity claims could exceed the cash consideration it received at the closing in the event of the Company's or Stoke's fraud, willful misconduct or intentional misrepresentation. The Company has not been notified of any stockholder indemnity claims.
On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by the Company. As of December 31, 2014, the Company wrote off its remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of the Company's Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to the Company from the indemnity escrow. On February 26, 2015, the Company sold these released shares resulting in a net realized gain of $6,178. On June 12, 2015, 156 shares of the Company's Millennial Media common stock were released from escrow to pay stockholder indemnity claims. As of June 30, 2015, a total of 375 shares of Millennial Media common stock continued to be held in escrow. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
The Company maintains a D&O Policy and an Excess Policy, which provide liability insurance coverage for its officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.
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
As of June 30, 2015, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies. See Note 13 - Subsequent Events.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

Note 9 - Changes in Net Assets Per Share
The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net (decrease) increase in net assets resulting from operations	$(1,286,424)	$1,120,628	$(2,415,032)	$(912,639)
Basic and diluted weighted-average shares outstanding	9,778,631	9,669,274	9,786,270	9,609,420
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.13)	$0.12	$(0.25)	$(0.09)
During the three and six months ended June 30, 2015 and 2014, the Company had no dilutive securities outstanding.
Note 10 - Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014
Per common share data
Net asset value, beginning of period	$6.82	$7.65

Net investment loss (1)(2)	(0.17)	(0.18)
Net realized gain (loss) on investments (1)	(0.12)	0.13
Net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment (1)	0.04	(0.04)
Net decrease in net assets resulting from operations	(0.25)	(0.09)

Stockholder distributions:
Stockholder distributions paid from net realized gain	—	(0.13)
Stockholder distributions as a return of capital	(0.30)	(0.07)
Net decrease in net assets resulting from stockholder distributions	(0.30)	(0.20)

Capital stock transactions:
Issuance of common stock (3)	—	(0.04)
Repurchases of common stock (4)	0.02	—
Net increase (decrease) in net assets from capital stock transactions	0.02	(0.04)

Net asset value, end of period	$6.29	$7.32

Ratios and supplemental data:
Per share market price, end of period	$4.50	$5.91
Total return based on change in net asset value (5)	(3.60)%	(1.74)%
Total return based on stock price (6)	(2.36)%	(0.69)%
Common shares outstanding, end of period	9,723,455	9,786,601
Weighted average common shares outstanding during period	9,786,270	9,609,420
Net assets, end of period	$61,133,575	$71,646,408
Ratio of operating expenses to average net assets (7)	5.85%	4.86%
Ratio of net investment loss to average net assets (7)	(5.24)%	(4.95)%
Weighted average debt per common share (8)	$—	$—
Portfolio turnover (9)	1.30%	4.12%
(1) Based on weighted average shares outstanding during the period.
(2) For the six months ended June 30, 2015, net investment loss per share excluding expenses waived or reimbursed from the Adviser was $0.18. There were no expenses waived or reimbursed from the Adviser for the six months ended June 30, 2014.
(3) Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the payment of the Company's stock dividend distributions during the period. See Note 7 - Dividends and Distributions.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

(4) Represents the increase in net asset value per share attributable to repurchases of common stock during the period. The increase in net asset value per share attributable to repurchases of common stock for the six months ended June 30, 2015 was $0.01 per share. However, for purposes of this presentation, the per share amount attributable to repurchases of common stock was increased by $0.01 per share to a total of $0.02 per share to reconcile the change in net asset value per share to the other per share information presented.
(5) Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. The total return has not been annualized.
(6) Total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. The total return has not been annualized.
(7) Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. However, incentive fees payable to the Company's investment adviser are not annualized for purposes of calculating the operating expense ratios. The ratio of non-annualized incentive fees to average net assets was (0.22%) and 0.24% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the ratios of operating expenses and net investment loss to average net assets excluding expenses waived or reimbursed from the Adviser were 6.18% and (5.56%), respectively. There were no expenses waived or reimbursed from the Adviser for the six months ended June 30, 2014. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(8) During the six months ended June 30, 2015 and 2014, the Company did not have any debt.
(9) Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.
Note 11 - Income Taxes
Because the Company distributed 100% of its net realized capital gains for the year ended December 31, 2014, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2014.
As of December 31, 2014, the Company's net investment loss (before incentive fees) of $3,767,256, representing the Company’s 2014 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was reclassified to additional paid-in-capital. The portion of the Company’s net investment loss attributable to incentive fee expense has not been reclassified to additional paid-in-capital as of December 31, 2014 since incentive fee expense represents a temporary, rather than permanent, book-to-tax difference.
The net unrealized appreciation and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$41,392,985	$43,373,786
Funds held in escrow from sale of investment	704,101	809,311
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$42,097,086	$44,183,097

Gross unrealized appreciation on portfolio company investments	$11,507,692	$10,652,218
Gross unrealized depreciation on portfolio company investments	(8,612,322)	(8,184,805)
Gross unrealized depreciation on funds held in escrow from sale of investment	(88,433)	(99,743)
Net unrealized appreciation of portfolio company financial assets	$2,806,937	$2,367,670
(1) Includes cumulative PIK interest accreted to principal.
As of June 30, 2015 and December 31, 2014, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of June 30, 2015 and December 31, 2014, the Company had capital loss carryforwards of $1,162,132 and $0, respectively, for federal income tax purposes. The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2012, 2013 and 2014 state tax years for the Company remain subject to examination by the Colorado Department of Revenue. As of June 30, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the six months ended June 30, 2015 and the year ended December 31, 2014.
Note 12 - Investments in and Advances to Affiliates
As of June 30, 2015, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment since the Company owned between 5% and 25% of Metabolon's voting securities. The Company had no Controlled Investments. During the six months ended June 30, 2015, the Company made no advances to Metabolon. The following is a schedule of the Company’s investments in Metabolon for the six months ended June 30, 2015:

			Six Months Ended June 30, 2015
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2014 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2015 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$7,790,000	$—	$(200,000)	$7,590,000
Total - Non-controlled, Affiliated Investments			$—	$7,790,000	$—	$(200,000)	$7,590,000
(1) Non-controlled, Affiliated investments consist of convertible preferred stock that is generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.
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
Note 13 - Subsequent Events
In preparing these financial statements, the Company has evaluated events after June 30, 2015. Except as set forth below, there were no subsequent events since June 30, 2015 that would require adjustment to or additional disclosure in these financial statements.
Results of 2015 Annual Meeting of Stockholders and Other Governance Matters
On July 9, 2015, the Company held its Annual Meeting.  On July 21, 2015, IVS Associates, Inc., the independent inspector of elections for the Annual Meeting, delivered its final vote tabulation that certified the voting results for each of the matters set forth below that were submitted to a vote at the Annual Meeting.  Richard Cohen, Andrew Dakos, Gerald Hellerman and Timothy Keating were elected as directors of the Company to serve until the 2016 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Messrs. Cohen, Dakos and Hellerman were each director nominees of Bulldog Investors, LLC (“Bulldog”). Mr. Keating was a director nominee of the Company’s management.
A proposal submitted by Bulldog to have the Company’s Board of Directors consider adopting a plan to “maximize shareholder value within a reasonable period of time” received the required vote of the stockholders and was adopted by the Company’s stockholders. A proposal submitted by Bulldog to terminate the Investment Advisory Agreement between the Company and the Adviser, as soon as legally permissible thereunder, failed to receive the required vote of the stockholders and was not adopted by the Company’s stockholders. The Adviser continues to serve as investment adviser to the Company pursuant to the terms of the Investment Advisory Agreement.
During the three months ended June 30, 2015, the Company incurred $293,103 in legal and litigation expenses, $85,459 in proxy administrative and solicitation services and $23,953 in other expenses related to the contested proxy campaign in connection with the Company's Annual Meeting, which are primarily reflected in professional fees and public and investor relations expenses on the Company's Statement of Operations.
On July 29, 2015, in accordance with disclosures made in Bulldog's proxy statement, Bulldog submitted a request to the Company for the reimbursement of $125,157 in legal and proxy solicitation fees incurred by Bulldog and certain stockholders of the Company, Full Value Partners L.P. and Opportunity Partners L.P., who are also affiliates of Bulldog. This reimbursement request includes the costs of litigation against the Company in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of the new Board of Directors. The new Board of Directors has not taken any action with respect to this reimbursement request.

BDCA Venture, Inc.
Notes to Financial Statements
June 30, 2015
(Unaudited)

The new Board of Directors is currently assessing the Company's Investment Objective and strategy, use of available cash resources (including cash used for distributions and the stock repurchase program) and the overall business operations and portfolio management of the Company going forward. The new Board of Directors has not at this time made any changes in the Company's existing Investment Objective and strategy, plans for use of available cash resources, distribution policy, business operations or portfolio management.
The new Board of Directors currently intends to continue the stock repurchase program and expects that the Company will continue to repurchase shares in accordance with SEC Rule 10b-18. The new Board of Directors has also confirmed that the previously declared third and fourth quarter of 2015 distributions will be paid based on the record and payment dates previously established for those distributions.
On July 22, 2015, the new Board of Directors appointed Mr. Dakos as the Chairman of the Board, replacing Mr. Keating. In addition, on July 22, 2015, the new Board of Directors appointed Messrs. Cohen, Dakos and Hellerman, each non-interested directors, to serve on the Company's audit committee, compensation committee and nominating committee. Mr. Hellerman was appointed the chairman of the audit committee and the lead valuation director. Mr. Cohen was appointed the chairman of the compensation committee and nominating committee.
On July 22, 2015, the new Board of Directors also notified the Adviser that any investment-related decisions or actions by the Adviser with respect to the Company's portfolio would require the prior approval of the new Board of Directors. The Adviser has agreed to the terms of this notification.
On July 28, 2015, Mr. Keating notified the new Board of Directors of his resignation from the Board and as the Chief Executive Officer and President of the Company. Mr. Keating’s resignation was not the result of any disagreement with the Company on any matters relating to the Company's operations, policies or practices. At this time, the new Board of Directors has determined that it will not fill the vacancy on the new Board of Directors created by Mr. Keating’s resignation. Effective as of August 13, 2015, Mr. Keating's employment with the Adviser will terminate and, accordingly upon such termination, Mr. Keating will no longer be a member of the Adviser's investment committee.
The new Board of Directors has appointed Frederic M. Schweiger to serve as the Company’s Chief Executive Officer and President, replacing Mr. Keating, effective July 29, 2015. Mr. Schweiger will serve as the Chief Executive Officer and President on an interim basis until the new Board of Directors appoints a permanent Chief Executive Officer and President.
Potential Impact of Apollo Transactions on the Company
On August 6, 2015, an affiliate of Apollo Global Management, LLC (“Apollo”) agreed to acquire a majority interest in a newly-formed company, AR Global Investments, LLC (“AR Global”), that will acquire substantially all of the assets of AR Capital, LLC (“ARC”) and its ongoing asset management business (the “Apollo Transactions”). The Adviser is currently owned indirectly by ARC. The Company has been advised that the assets and equity interests of the Adviser are not being acquired by AR Global in connection with the Apollo Transactions. The Board of Directors will continue to assess any impact that the Apollo Transactions may have on the Company and its relationship with the Adviser.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the timing of an initial public offerings ("IPO") or strategic sale/merger by our portfolio companies in which we made equity investments, our ability to achieve attractive returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

•	our future operating results;

•	changes in our investment policies and strategies;

•	changes in key employees of our investment adviser;

•	our business prospects and the prospects of our existing and prospective portfolio companies;

•	the impact of the investments we expect to make;

•	our ability to identify future portfolio companies that meet our investment criteria;

•	our ability to successfully implement our Investment Objective and transition the existing portfolio into income-producing debt investments;

•	the impact of changes in interest rates on our contemplated debt investments;

•	the impact of a protracted decline in the market for IPOs on our business;

•	the impact of a protracted decline in the capital and/or stock market;

•	our ability to sell our investments;

•	our relationships with venture capital firms and investment banks that are the primary sources of our investment opportunities;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the equity markets to raise capital to fund future portfolio company investments;

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

•
our ability to generate realized capital gains from the disposition of our equity investments in portfolio companies after they have completed an IPO or in connection with a strategic sale/merger or as part of a privately negotiated transaction;

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" in our most recent annual report on Form 10-K previously filed with the U.S. Securities and Exchange Commission (the "SEC") and in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended.

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
On September 22, 2014, our Board of Directors approved a change in our investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. Our investment strategy focuses on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy. We may also invest in equity or equity-related securities alongside our debt investments.
Previously, our investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering companies.
BDCA Venture Adviser, LLC serves as our investment adviser and also provides us with administrative services necessary for us to operate. In this capacity, our investment adviser is primarily responsible for the selection, evaluation, structure, valuation and administration of our investment portfolio, subject to the supervision of our Board of Directors. Our investment adviser is registered under the Investment Advisers Act of 1940, as amended.
On July 1, 2014, the members of our investment adviser completed the sale of 100% of their issued and outstanding equity interests (the "Transaction") to BDCA Adviser, LLC ("BDCA Adviser"). Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary company of BDCA Adviser, which is an indirect wholly-owned subsidiary company of AR Capital, LLC, and changed its name from Keating Investments, LLC to BDCA Venture Adviser, LLC. In connection with the closing of the Transaction, we entered into a new Investment Advisory and Administrative Services Agreement with our investment adviser (the "Investment Advisory Agreement"), replacing the prior Investment Advisory and Administrative Services Agreement between us and our investment adviser (the "Prior Advisory Agreement"), which automatically terminated upon the closing of the Transaction in accordance with the 1940 Act. The Investment Advisory Agreement is identical with respect to all material terms and conditions of the Prior Advisory Agreement.
We have entered into a custody agreement with and have appointed MidFirst Bank, formerly known as Steele Street Bank & Trust, as custodian of our portfolio company investments and other securities.
Results of 2015 Annual Meeting of Stockholders
On July 9, 2015, we held our 2015 Annual Meeting of Stockholders (the "Annual Meeting").  On July 21, 2015, IVS Associates, Inc., the independent inspector of elections for the Annual Meeting, delivered its final vote tabulation that certified the voting results for each of the matters set forth below that were submitted to a vote at the Annual Meeting.  Richard Cohen, Andrew Dakos, Gerald Hellerman and Timothy Keating were elected as our directors to serve until the 2016 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Messrs. Cohen, Dakos and Hellerman were each director nominees of Bulldog Investors, LLC (“Bulldog”). Mr. Keating was a director nominee of our management.
A proposal submitted by Bulldog to have our Board of Directors consider adopting a plan to “maximize shareholder value within a reasonable period of time” received the required vote of the stockholders and was adopted by our stockholders. A proposal submitted by Bulldog to terminate the Investment Advisory Agreement between us and our investment adviser, as soon as legally permissible thereunder, failed to receive the required vote of the stockholders and was not adopted by our stockholders. Our investment adviser continues to serve as investment adviser to us pursuant to the terms of the Investment Advisory Agreement.
Our new Board of Directors is currently assessing our investment objective and strategy, use of available cash resources (including cash used for distributions and the stock repurchase program) and our overall business operations and portfolio management going forward. Our new Board of Directors has not at this time made any changes in our existing investment objective and strategy, plans for use of available cash resources, distribution policy, business operations or portfolio management. However, pursuant to a directive from our new Board of Directors, our investment adviser has agreed that no investment-related decisions or actions by our investment adviser with respect to our portfolio will be made without the prior approval of our new Board of Directors. See "-Recent Developments" below.
Investment Objective and Strategy
On September 22, 2014, our Board of Directors approved a change in our investment objective. Our new investment objective is to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments (the "Investment Objective"). We intend to focus on making secured and unsecured debt investments in companies that we believe are poised to grow at above-average rates relative to other sectors of the U.S. economy ("Growth Companies"). Alongside our debt investments, we also may invest in equity or equity-related investments.
Our Investment Objective is designed to:

•	Generate current income and help offset operating expenses, both of which could positively impact our net asset value,

•	Create the potential to provide a more predictable and consistent source of return to our stockholders, and

•
Provide our stockholders with the potential for capital appreciation through warrants and other equity features that we may negotiate as part of future debt investments in accordance with our Investment Objective.

To date, we have not made any debt investments under our Investment Objective.
Due to regulatory constraints, we can only make investments of a relatively small size at this time. Given this restriction, we may have limited opportunities to make investments in Growth Companies that meet our investment criteria and under terms acceptable to us. Under our Investment Objective, we intend to primarily make debt investments in privately held Growth Companies across various stages of development, including early, later and growth stage companies, more established companies and lower middle market companies. With our current capital and investment size limitations, our investment adviser believes that we may need to focus more on investments in earlier stage companies which may have higher risks.
Under our Investment Objective, we expect to receive current interest income on our debt investments and, to a lesser extent, realize potential capital appreciation from our debt investments, equity-linked investments and direct equity investments. As we transition our portfolio to debt investments under our strategy to implement our Investment Objective ("Investment Strategy"), we expect to generate current income and for current income to comprise a source of return for our stockholders over time. However, if we are unable to successfully implement our Investment Strategy in a timely manner or at all, our current income from debt investments may not exceed our annual operating expenses and, in such event, we may not be able to pay distributions representing earnings from net investment income.
Our investment adviser will continue to manage our existing portfolio of equity securities consistent with past practices.
Our new Board of Directors is currently assessing our Investment Objective and Investment Strategy going forward. Our new Board of Directors has not at this time made any changes in our existing Investment Objective and Investment Strategy. However, pursuant to a directive from our new Board of Directors, our investment adviser has agreed that no investment-related decisions or actions by our investment adviser with respect to our portfolio will be made without the prior approval of our new Board of Directors. See "-Recent Developments" below.
A more detailed description of our Investment Objective and Investment Strategy is discussed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC.
Portfolio Activity
Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies that remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors, see "-Significant Accounting Policies" below.
We did not make any portfolio company investments during the six months ended June 30, 2015.
On January 6, 2015, 3,986 shares of Millennial Media common stock were released from the indemnity escrow. During December 2014, we wrote-off these released shares based on pending indemnity claims made against such shares. On February 26, 2015, sold these released shares resulting in a net realized gain of $6,178.
On March 12, 2015, we received $13,930 in additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration. The receipt of these additional proceeds resulted in a net realized gain of $13,930.
On January 15, 2015, the maturity date of our July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February 15, 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On June 29, 2015, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the Notes.
On March 17, 2015, the maturity date of our BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On June 29, 2015, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the convertible bridge notes.

During February and March 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $2.0 million, which triggered the right for certain shareholders to force the conversion of all of Agilyx's outstanding shares of convertible preferred stock (including those held by us) into shares of common stock on a 1-for-1 basis. On April 3, 2015, Agilyx shareholders approved the conversion of all outstanding shares of convertible preferred stock to common stock on a 1-for-1 basis. Accordingly, our 1,092,956 shares of Series C convertible preferred stock and 15,107,090 shares of Series E-2 convertible preferred stock were converted into a total of 16,200,046 shares of common stock. Since April 2015, Agilyx has issued convertible notes in exchange for cash and the cancellation of the $2.0 million of previously-issued non-convertible notes. We have not participated in the convertible notes financing. The convertible notes may be converted into Agilyx's common stock at a conversion price of $0.0001 per share.
During April and May 2015, we sold 300,000 shares of Tremor Video common stock with an aggregate cost basis of $2,000,004 for total net proceeds of $817,764, resulting in a net realized loss of $1,182,240.
On May 8, 2015, Zoosk withdrew its registration statement on Form S-1 for an IPO of its common stock. Zoosk initially filed a registration statement on April 16, 2014 to raise up to $100 million in an initial public offering ("IPO").
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2015 and 2014 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments ("Escrowed Funds") held at the end of each period:

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Tremor Video, Inc.	$(1,182,240)	$1,298,004	$—	$—	$(1,182,240)	$1,139,004	$—	$—
Xtime, Inc.	—	—	—	—	13,930	—	—	—
Millennial Media, Inc.	—	—	—	—	6,178	—	1,285,846	(1,024,748)
Subtotal - Portfolio Company Investments Sold During Period	(1,182,240)	1,298,004	—	—	(1,162,132)	1,139,004	1,285,846	(1,024,748)
Portfolio Company Investments Held at End of Period	—	(345,560)	—	2,324,516	—	(711,047)	—	596,826
Total Portfolio Company Investments	(1,182,240)	952,444	—	2,324,516	(1,162,132)	427,957	1,285,846	(427,922)
Funds Held in Escrow from Sale of Investment	—	5,713	—	—	—	11,310	—	—
Total Portfolio Company Financial Assets	$(1,182,240)	$958,157	$—	$2,324,516	$(1,162,132)	$439,267	$1,285,846	$(427,922)

The following table summarizes the realized gains and losses from our disposition of portfolio company investments from inception through June 30, 2015 and the related portfolio company returns. Portfolio company returns are calculated at the portfolio company level (net of any selling expenses, including broker commissions); however, the portfolio company returns set forth below do not reflect any of our operating expenses:

Portfolio Company	Quarter of Complete Disposition of Interest	Weighted Average Holding Period (Years) (1)	Investment Cost	Realized Gain (Loss)	Total Return Multiple (2)	Total Rate of Return (3)	Internal Rate of Return (IRR) (4)
Tremor Video, Inc.	n/a	3.7	$2,000,004	$(1,182,240)	0.41x	(59)%	(22)%
Xtime, Inc.(5)	Q4 2014	3.4	3,000,000	7,525,877	3.51x	251%	44%
TrueCar, Inc.	Q4 2014	3.2	2,999,996	3,519,048	2.17x	117%	28%
Millennial Media, Inc.(6)	Q4 2014	2.0	4,999,995	(342,023)	0.93x	(7)%	(4)%
Livescribe, Inc.	Q4 2014	3.1	606,186	(606,186)	0.00x	(100)%	(100)%
Stoke, Inc.(7)	Q4 2014	2.0	4,499,997	(3,969,283)	0.12x	(88)%	(77)%
Kabam, Inc.	Q3 2014	2.9	1,328,860	671,140	1.51x	51%	15%
LifeLock, Inc.	Q2 2013	1.1	5,000,000	3,675,041	1.74x	74%	66%
Corsair Components, Inc.	Q2 2013	1.8	4,000,080	675,317	1.17x	17%	9%
Solazyme, Inc.	Q2 2013	1.8	2,080,750	453,452	1.22x	22%	12%
NeoPhotonics Corp.	Q3 2012	2.6	1,000,000	(121,428)	0.88x	(12)%	(5)%
Total		2.3	$31,515,868	$10,298,715	1.33x	33%	14%
					Weighted-Average Return Multiple and Rates of Return (8)
(1) The weighted-average holding period is calculated based on the total investment amount and holding period of each disposition of shares.
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
(5) With respect to Xtime, Inc., the realized gain, total return multiple, total rate of return and internal rate of return have been calculated as if 100% of the funds initially held back in escrow had been received as of the merger closing. Accordingly, realized gain, total return multiple, total rate of return and internal rate of return would be reduced if any escrowed funds are retained to satisfy indemnity claims. The realized gain, total return multiple, total rate of return and internal rate of return have been adjusted to reflect the additional proceeds received by us in March 2015 related to a post-closing working capital adjustment to the merger consideration.
(6) With respect to Millennial Media, realized loss, total return multiple, total rate of return and internal rate of return have been calculated after taking into account: (i) the write-off of 17,146 shares of Millennial Media common stock held in escrow as of December 31, 2014 to satisfy indemnity claims, and (ii) the subsequent receipt and sale of 3,986 shares of Millennial Media common stock which we had previously written-off but were subsequently released from the indemnity escrow in the first quarter of 2015. Realized loss would be reduced and total return multiple, total rate of return and internal rate of return would be increased if any additional previously written-off escrowed shares are released and can be sold after June 30, 2015.
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
(8) The weighted-average total return multiple is determined by dividing the aggregate net proceeds from all disposed portfolio company investments by the aggregate investment cost of all disposed portfolio company investments. The weighted-average total rate of return is determined by dividing the aggregate net gains and losses realized from all disposed portfolio company investments by the aggregate cost of all disposed portfolio company investments. The weighted-average total rate of return is not annualized. The weighted-average internal rate of return is the annualized rate of return on all disposed portfolio company investments which takes into account the amount and timing of the cash flows related to all disposed portfolio company investments (as a group).
These returns represent historical results. Past performance is not a guarantee of future results.

The following table presents the total invested capital at cost (including any follow-on investments) and the net invested capital at cost (after reduction for the cost of any dispositions) of our portfolio company investments since inception, based on the year we made our initial investment in the portfolio company, or the vintage year, as of June 30, 2015. As of June 30, 2015, 80.6% of our $41.3 million of net invested capital was made in the 2011 and 2012 vintage years:

Vintage Year (1)	Number of Portfolio Company Investments	Total Invested Capital (2)	Percent of Total Invested Capital	Dispositions of Portfolio Company Positions (Cost Basis) (3)	Net Invested Capital After Dispositions (3)	Percent of Net Invested Capital After Dispositions (3)
2010	4	$5,686,936	7.8%	$(3,686,936)	$2,000,000	4.8%
2011	10	32,330,408	44.4%	(13,328,940)	19,001,468	46.0%
2012	6	28,768,843	39.6%	(14,499,992)	14,268,851	34.6%
2013	1	3,000,000	4.1%	—	3,000,000	7.3%
2014	1	2,999,999	4.1%	—	2,999,999	7.3%
Total	22	$72,786,186	100.0%	$(31,515,868)	$41,270,318	100.0%
(1) Vintage year is based on the initial investment date of each portfolio company.
(2) Includes follow-on investments in a portfolio company that may have been made after the vintage year.
(3) For 2011, the disposition of Xtime, Inc. reflects a reduction of the $3,000,000 total invested capital (i.e., the total investment cost of Xtime, Inc.) notwithstanding $704,101 held in escrow as of June 30, 2015.
Portfolio Composition and Potential Exits
The total value of our investments was $44.3 million at June 30, 2015, compared to $45.8 million at December 31, 2014.
The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$32,937,524	$42,140,000	93.84%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	410,000	0.91%	—	340,000	0.73%
Common Stock	6,088,558	200,000	0.45%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	251,548	550,000	1.23%	238,501	450,000	0.97%
Subordinated Secured Notes	115,358	115,358	0.26%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,392,988	43,415,358	96.69%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	1,999,997	872,997	1.94%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	41,392,985	44,288,355	98.63%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	615,668	1.37%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$42,097,086	$44,904,023	100.00%	$44,183,097	$46,550,767	100.00%
See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.
As of June 30, 2015, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies in an unrealized appreciation position is set forth below:

	June 30, 2015
Portfolio Company	Cost	Fair Value	Unrealized Appreciation	Unrealized Appreciation as % of Cost
Metabolon, Inc.	$4,000,000	$7,590,000	$3,590,000	90%
SilkRoad, Inc.	6,337,785	9,360,000	3,022,215	48%
Mode Media Corporation	4,999,999	7,500,000	2,500,001	50%
Zoosk, Inc.	2,999,999	3,970,000	970,001	32%
Deem, Inc.	3,000,000	3,770,000	770,000	26%
Centrify Corporation	2,999,999	3,540,000	540,001	18%
Harvest Power, Inc.	2,904,526	3,020,000	115,474	4%
Total	$27,242,308	$38,750,000	$11,507,692	42%

As of June 30, 2015, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies in an unrealized depreciation position is set forth below:

	June 30, 2015
Portfolio Company	Cost	Fair Value	Unrealized Depreciation	Unrealized Depreciation as % of Cost
MBA Polymers, Inc.	$2,000,000	$1,420,000	$(580,000)	(29)%
Suniva, Inc.	2,554,287	1,680,000	(874,287)	(34)%
Tremor Video, Inc.	1,999,997	872,997	(1,127,000)	(56)%
BrightSource Energy, Inc.	3,264,037	1,565,358	(1,698,679)	(52)%
Agilyx Corporation	4,332,356	—	(4,332,356)	(100)%
Total	$14,150,677	$5,538,355	$(8,612,322)	(61)%
As of June 30, 2015, the unrealized depreciation (or write-down) on our Escrowed Funds was $88,433.
As of June 30, 2015, we held equity investments in 12 portfolio companies, one of which is publicly traded (Tremor Video), and 11 of which are private companies. Based on our quarterly calls with the management of our portfolio companies and consistent with previous guidance from last quarter, we do not believe that any of our 11 private portfolio companies will attempt to complete an IPO in 2015. If and when any private portfolio companies complete an IPO, our shares in such portfolio companies would only become eligible for sale following the expiration of post-IPO lockup periods, typically 180 days. Further, we have no basis to believe that there will occur in 2015 other portfolio monetization events, such as a merger or sale of any portfolio company, or the privately-negotiated sale by us of our investment prior to an IPO, merger or sale of any such portfolio company.
As a result, considering the year-to-date realized loss of approximately $1.2 million that we have incurred from the sale of Tremor Video common stock, we expect to incur a net realized loss for 2015.
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
Set forth below are the results of operations for the three and six months ended June 30, 2015 and 2014.
Comparison of the Three Months Ended June 30, 2015 and 2014
Investment Income
For the three months ended June 30, 2015 and 2014, we earned interest and dividend income from cash and cash equivalents of $1,038 and $602, respectively. During the three months ended June 30, 2015, we also earned payment-in-kind ("PIK") interest totaling $9,656 on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource. During the three months ended June 30, 2014, we earned PIK interest totaling $26,373 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx.
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

The following table shows our PIK loan activity for the three months ended June 30, 2015 and 2014, at cost:

	Three Months Ended June 30,
	2015	2014
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$357,252	$1,401,363
Addition of PIK loans during period	—	199,415
PIK interest accreted to principal during period	9,656	26,373
Conversion of PIK loans into equity during the period	—	(1,068,932)
Ending PIK loan balance (inclusive of PIK interest capitalized)	$366,908	$558,219
We did not make any investments in PIK loans during the three months ended June 30, 2015. As of June 30, 2015, the only notes with PIK interest that we held were issued by BrightSource. As of June 30, 2015, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.
During the three months ended June 30, 2014, we invested in the subordinated convertible bridge notes of Agilyx, and we received shares of SilkRoad's Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note issued to us by SilkRoad, including the PIK interest of $68,932 which was also converted.
Operating Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, (ii) our allocable portion of overhead and other expenses incurred by our investment adviser, as our administrator, in performing its administrative obligations under the Investment Advisory Agreement, and (iii) other operating costs.
The composition of our operating expenses for the three months ended June 30, 2015 and 2014, respectively, were as follows:

	Three Months Ended June 30,
	2015	2014	Increase / Decrease
Operating expenses:
Base management fees	$340,336	$368,542	$(28,206)
Incentive fees	(44,817)	464,904	(509,721)
Administrative expenses allocated from investment adviser	117,419	163,541	(46,122)
Professional fees	342,060	24,623	317,437
Directors fees	25,000	25,000	—
Stock transfer agent fees	12,759	13,052	(293)
Public and investor relations expenses	101,143	39,632	61,511
Travel expenses	9,691	22,494	(12,803)
Marketing and advertising expenses	4,950	11,450	(6,500)
Postage and fulfillment expenses	14,501	13,620	881
Printing and production expenses	18,235	18,154	81
Custody fees	1,500	1,500	—
General and administrative expenses	58,117	64,351	(6,234)
Total operating expenses	1,000,894	1,230,863	(229,969)
Waived or reimbursed expenses from investment adviser	72,141	—	72,141
Net operating expenses	$1,073,035	$1,230,863	$(157,828)
Total operating expenses for the three months ended June 30, 2015 and 2014 were $1,000,894 and $1,230,863, respectively, a decrease of $229,969 compared to the prior period.
Total operating expenses, excluding base management fees and incentive fees, for the three months ended June 30, 2015 and 2014 were $705,375 and $397,417, respectively, an increase of $307,958 compared to the prior period. This increase was due primarily to increases in legal and litigation expenses of $293,103, proxy administrative and solicitation services of $85,459 and $23,953 in other expenses related to the contested proxy campaign in connection with our Annual Meeting which were partially offset by reductions in other operating expense categories. See "-Recent Developments" below. Additional proxy-related legal, administrative and solicitation expenses were incurred in, and will be recorded in the Company’s Statement of Operations for, the quarter ended September 30, 2015.
Base management fees for the three months ended June 30, 2015 and 2014 were $340,336 and $368,542, respectively, a decrease of $28,206 compared to the prior period. For the three months ended June 30, 2015, we recorded a reduction of accrued incentive fees of $44,817 and for the three months ended June 30, 2014, we recorded accrued incentive fees of $464,904, a decrease of $509,721 compared to the prior period. No incentive fees were earned for the three months ended June 30, 2015 and 2014.

Administrative expenses allocated from our investment adviser for the three months ended June 30, 2015 and 2014 were $117,419 and $163,541, respectively, a decrease of $46,122 compared to the prior period which was a result of decreased allocations of adviser expenses. For the three months ended June 30, 2015, we recorded a reduction in expenses waived or reimbursed from our investment adviser in the amount of $72,141, representing the amount by which our Adjusted Operating Expenses (as defined below) for the three months ended June 30, 2015 were less than $375,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. There were no expenses waived or reimbursed from our investment adviser for the three months ended June 30, 2014 as no such agreement between us and our investment adviser existed in 2014. See "-Related Party Agreements and Transactions" below.
Professional fees for the three months ended June 30, 2015 and 2014 were $342,060 and $24,623, respectively, an increase of $317,437 compared to the prior period due primarily to increases in: (i) legal and litigation expenses of $293,103 related to the contested proxy campaign in connection with our Annual Meeting, and (ii) non-proxy contest related legal fees of $27,136, partially offset by reductions in other professional fees compared to the prior period.
Public and investor relations expenses for the three months ended June 30, 2015 and 2014 were $101,143 and $39,632, respectively, an increase of $61,511 compared to the prior period due primarily to an increase in proxy administrative and solicitation services of $85,459 related to the contested proxy campaign in connection with our Annual Meeting, partially offset by a decrease in seminar and conference registration fees of $24,250 compared to the prior period.
Net Investment Loss
Net investment losses for the three months ended June 30, 2015 and 2014 were $1,062,341 and $1,203,888, respectively. The decrease of $141,547 in net investment loss for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily attributable to decreases in incentive fees and administrative expenses allocated from the investment adviser during the three months ended June 30, 2015, which were partially offset by increases in professional fees and public and investor relations expenses related to the contested proxy campaign in connection with our Annual Meeting during the three months ended June 30, 2015, as discussed above.
Basic and diluted net investment loss per common share outstanding was $0.11 for the three months ended June 30, 2015 compared to basic and diluted net investment loss per common share outstanding of $0.12 for the three months ended June 30, 2014. The weighted average common shares outstanding for the three months ended June 30, 2015 and 2014 were 9,778,631 and 9,669,274, respectively.
Net Realized Loss
For the three months ended June 30, 2015 and 2014, net realized loss totaled $1,182,240 and $0, respectively. During the three months ended June 30, 2015, we sold 300,000 shares of Tremor Video common stock. We did not complete any sales of portfolio company investments during the three months ended June 30, 2014.
For additional information regarding the investment cost, net proceeds and net realized loss for the portfolio company position sold by us during the three months ended June 30, 2015, see "-Portfolio Activity" above.

Net Increase in Unrealized Appreciation
For the three months ended June 30, 2015, the net increase in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $958,157. For the three months ended June 30, 2014, the net increase in unrealized appreciation on portfolio company investments totaled $2,324,516. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of June 30, 2015 and March 31, 2015, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net increase in unrealized appreciation of $958,157 for the three months ended June 30, 2015, or $0.10 per common share outstanding during the period:

	June 30, 2015			March 31, 2015			Quarter to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Tremor Video, Inc.	$1,999,997	$872,997	$(1,127,000)	$4,000,001	$1,403,998	$(2,596,003)	$1,469,003	$0.15
SilkRoad, Inc.	6,337,785	9,360,000	3,022,215	6,337,785	9,080,000	2,742,215	280,000	0.03
Zoosk, Inc.	2,999,999	3,970,000	970,001	2,999,999	3,810,000	810,001	160,000	0.02
Centrify Corporation	2,999,999	3,540,000	540,001	2,999,999	3,390,000	390,001	150,000	0.01
Metabolon, Inc.	4,000,000	7,590,000	3,590,000	4,000,000	7,510,000	3,510,000	80,000	0.01
Mode Media Corporation	4,999,999	7,500,000	2,500,001	4,999,999	7,480,000	2,480,001	20,000	*
BrightSource Energy, Inc.	3,264,037	1,565,358	(1,698,679)	3,254,383	1,552,263	(1,702,120)	3,441	*
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	90,000	(4,242,356)	(90,000)	(0.01)
Suniva, Inc.	2,554,287	1,680,000	(874,287)	2,554,287	1,790,000	(764,287)	(110,000)	(0.01)
Harvest Power, Inc.	2,904,526	3,020,000	115,474	2,904,526	3,140,000	235,474	(120,000)	(0.01)
Deem, Inc.	3,000,000	3,770,000	770,000	3,000,000	3,970,000	970,000	(200,000)	(0.02)
MBA Polymers, Inc.	2,000,000	1,420,000	(580,000)	2,000,000	2,110,000	110,000	(690,000)	(0.07)
Total Portfolio Company Investments	41,392,985	44,288,355	2,895,370	43,383,335	45,326,261	1,942,926	952,444	0.10
Funds held in escrow from sale of investment	704,101	615,668	(88,433)	704,101	609,955	(94,146)	5,713	*
Total Portfolio Company Financial Assets	$42,097,086	$44,904,023	$2,806,937	$44,087,436	$45,936,216	$1,848,780	$958,157	$0.10
* Per share amount less than $0.01 per share.
(1) Per share amounts based on weighted-average shares outstanding of 9,778,631 during the three months ended June 30, 2015.
The net decrease in unrealized depreciation in Tremor Video, a publicly traded company, during the three months ended June 30, 2015 is comprised of: (i) the net decrease (reversal) of unrealized depreciation of $1,298,004 on the shares of Tremor Video we sold during the period for which we realized a net loss of $1,182,240, and (ii) the change in the market price for the shares of Tremor Video we continue to hold, representing a net decrease in unrealized depreciation of $170,999.
Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the three months ended June 30, 2015 was $1,286,424, which included a net realized loss of $1,182,240 and a net increase in unrealized appreciation of $958,157 during such period, compared to a net increase in our net assets resulting from operations for the three months ended June 30, 2014 of $1,120,628, which included $0 in net realized gain and a net increase in unrealized appreciation of $2,324,516 during such period.
Basic and diluted net decrease in net assets resulting from operations per common share was $0.13 for the three months ended June 30, 2015, compared to basic and diluted net increase in net assets resulting from operations per common share of $0.12 per common share for the three months ended June 30, 2014. The weighted average common shares outstanding for the three months ended June 30, 2015 and 2014 were 9,778,631 and 9,669,274, respectively.
Comparison of the Six Months Ended June 30, 2015 and 2014
Investment Income
For the six months ended June 30, 2015 and 2014, we earned interest and dividend income from cash and cash equivalents of $2,199 and $1,314, respectively. During the six months ended June 30, 2015, we also earned PIK interest totaling $19,205 on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource. During the six months ended June 30, 2014, we earned PIK interest totaling $52,225 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx.

The following table shows our PIK loan activity for the six months ended June 30, 2015 and 2014, at cost:

	Six Months Ended June 30,
	2015	2014
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$347,703	$1,242,569
Addition of PIK loans during period	—	332,357
PIK interest accreted to principal during period	19,205	52,225
Conversion of PIK loans into equity during the period	—	(1,068,932)
Ending PIK loan balance (inclusive of PIK interest capitalized)	$366,908	$558,219
We did not make any investments in PIK loans during the six months ended June 30, 2015. As of June 30, 2015, the only notes with PIK interest that we held were issued by BrightSource. As of June 30, 2015, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.
During the six months ended June 30, 2014, we invested in the subordinated convertible bridge notes of Agilyx and we received shares of SilkRoad's Series D-1 convertible preferred stock upon the automatic conversion of the $1,000,000 convertible bridge note issued to us by SilkRoad, including the PIK interest of $68,932 which was also converted.
Operating Expenses
The composition of our operating expenses for the six months ended June 30, 2015 and 2014, respectively, were as follows:

	Six Months Ended June 30,
	2015	2014	Increase / Decrease
Operating expenses:
Base management fees	$705,629	$741,446	$(35,817)
Incentive fees	(144,573)	171,586	(316,159)
Administrative expenses allocated from investment adviser	243,523	328,304	(84,781)
Professional fees	635,750	189,149	446,601
Directors fees	56,250	50,000	6,250
Stock transfer agent fees	27,875	25,908	1,967
Public and investor relations expenses	114,002	55,799	58,203
Travel expenses	16,105	48,054	(31,949)
Marketing and advertising expenses	9,900	32,347	(22,447)
Postage and fulfillment expenses	17,266	22,073	(4,807)
Printing and production expenses	20,478	27,682	(7,204)
Custody fees	3,000	3,000	—
General and administrative expenses	112,409	128,754	(16,345)
Total operating expenses	1,817,614	1,824,102	(6,488)
Waived or reimbursed expenses from investment adviser	(104,043)	—	(104,043)
Net operating expenses	$1,713,571	$1,824,102	$(110,531)
Total operating expenses for the six months ended June 30, 2015 and 2014 were $1,817,614 and $1,824,102, respectively, a decrease of $6,488 compared to the prior period.
Total operating expenses, excluding base management fees and incentive fees, for the six months ended June 30, 2015 and 2014 were $1,256,558 and $911,070, respectively, an increase of $345,488 compared to the prior period. This increase was due primarily to increases in legal and litigation expenses of $293,103, proxy administrative and solicitation services of $85,459 related to the contested proxy campaign in connection with our Annual Meeting and audit fees of $146,672 as a result of the resignation of our former auditor and the appointment of a new auditor, partially offset by reductions in other operating expense categories. See "-Recent Developments" below.
Base management fees for the six months ended June 30, 2015 and 2014 were $705,629 and $741,446, respectively, a decrease of $35,817 compared to the prior period. For the six months ended June 30, 2015, we recorded a reduction of accrued incentive fees of $144,573 and, for the six months ended June 30, 2014, we recorded accrued incentive fees of $171,586, a decrease of $316,159 compared to the prior period. No incentive fees were earned for the six months ended June 30, 2015 and 2014.
Administrative expenses allocated from our investment adviser for the six months ended June 30, 2015 and 2014 were $243,523 and $328,304, respectively, a decrease of $84,781 compared to the prior period which was a result of decreased allocations of adviser expenses. For the six months ended June 30, 2015, we recorded expenses waived or reimbursed from our investment adviser in the amount of $104,043 representing the amount by which our Adjusted Operating Expenses (as defined below) for the six months ended June 30, 2015 exceeded $750,000, or the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. There were no expenses waived or reimbursed from our investment adviser for the six months ended June 30, 2014 as no such agreement between us and our investment adviser existed in 2014. See "-Related Party Agreements and Transactions" below.
Professional fees for the six months ended June 30, 2015 and 2014 were $635,750 and $189,149, respectively, an increase of $446,601 compared to the prior period due primarily to increases in: (i) legal and litigation expenses of $293,103 related to the contested proxy campaign in connection with our Annual Meeting and (ii) audit fees of $146,672 as a result of the resignation of our former auditor and the appointment of a new auditor compared to the prior period.
Public and investor relations expenses for the six months ended June 30, 2015 and 2014 were $114,002 and $55,799, respectively, an increase of $58,203 compared to the prior period due primarily to increases in proxy administrative and solicitation services of $85,459 related to the contested proxy campaign in connection with our Annual Meeting and investor relations services of $13,950, partially offset by a decrease in seminar and conference registration fees of $39,850.
The decrease of $22,447 in marketing and advertising expenses was primarily the result of a decrease in web-based advertising compared to the prior period.
The increase of $6,250 in directors’ fees for the six months ended June 30, 2015 was primarily the result of an increase in the number of non-interested directors for the six months ended June 30, 2015 compared to the prior period.
Net Investment Loss
Net investment losses for the six months ended June 30, 2015 and 2014 were $1,692,167 and $1,770,563, respectively. The decrease of $78,396 in net investment loss for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily attributable to decreases in incentive fees and administrative expenses allocated from our investment adviser during the six months ended June 30, 2015, which were partially offset by increases in professional fees and public and investor relations expenses related to the contested proxy campaign in connection with our Annual Meeting during the six months ended June 30, 2015, as discussed above.
Basic and diluted net investment loss per common share outstanding was $0.17 for the six months ended June 30, 2015 compared to basic and diluted net investment loss per common share outstanding of $0.18 for the six months ended June 30, 2014. The weighted average common shares outstanding for the six months ended June 30, 2015 and 2014 were 9,786,270 and 9,609,420, respectively.
Net Realized Gain (Loss)
For the six months ended June 30, 2015, net realized loss totaled $1,162,132. During the six months ended June 30, 2015, we sold 300,000 shares of Tremor Video common stock. During the same period, we also sold 3,986 shares of previously written-off Millennial Media common stock which had been released from the indemnity escrow and received additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration.
During the six months ended June 30, 2014, we sold 415,964 shares of Millennial Media common stock for a net realized gain of $1,285,846.
For additional information regarding the investment cost, net proceeds and net realized gain (loss) for each of the portfolio company positions sold by us during the six months ended June 30, 2015, see "-Portfolio Activity" above.

Net Increase (Decrease) in Unrealized Appreciation
For the six months ended June 30, 2015, the net increase in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $439,267. For the six months ended June 30, 2014, the net decrease in unrealized appreciation on portfolio company investments totaled $427,922. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of June 30, 2015 and December 31, 2014, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net increase in unrealized appreciation of $439,267 for the six months ended June 30, 2015, or $0.04 per common share outstanding during the period:

	June 30, 2015			December 31, 2014			Year to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Tremor Video, Inc.	$1,999,997	$872,997	$(1,127,000)	$4,000,001	$1,721,997	$(2,278,004)	$1,151,004	$0.12
Mode Media Corporation	4,999,999	7,500,000	2,500,001	4,999,999	6,850,000	$1,850,001	650,000	0.07
SilkRoad, Inc.	6,337,785	9,360,000	3,022,215	6,337,785	8,860,000	2,522,215	500,000	0.05
Harvest Power, Inc.	2,904,526	3,020,000	115,474	2,904,526	2,620,000	(284,526)	400,000	0.04
Centrify Corporation	2,999,999	3,540,000	540,001	2,999,999	3,310,000	310,001	230,000	0.02
Zoosk, Inc.	2,999,999	3,970,000	970,001	2,999,999	3,790,000	790,001	180,000	0.02
BrightSource Energy, Inc.	3,264,037	1,565,358	(1,698,679)	3,244,834	1,389,202	(1,855,632)	156,953	0.01
Suniva, Inc.	2,554,287	1,680,000	(874,287)	2,554,287	1,740,000	(814,287)	(60,000)	(0.01)
Metabolon, Inc.	4,000,000	7,590,000	3,590,000	4,000,000	7,790,000	3,790,000	(200,000)	(0.02)
Deem, Inc.	3,000,000	3,770,000	770,000	3,000,000	4,290,000	1,290,000	(520,000)	(0.05)
MBA Polymers, Inc.	2,000,000	1,420,000	(580,000)	2,000,000	2,100,000	100,000	(680,000)	(0.07)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	1,380,000	(2,952,356)	(1,380,000)	(0.14)
Total Portfolio Company Investments	41,392,985	44,288,355	2,895,370	43,373,786	45,841,199	2,467,413	427,957	0.04
Funds held in escrow from sale of investment	704,101	615,668	(88,433)	809,311	709,568	(99,743)	11,310	*
Total Portfolio Company Financial Assets	$42,097,086	$44,904,023	$2,806,937	$44,183,097	$46,550,767	$2,367,670	$439,267	$0.04
* Per share amount less than $0.01 per share.
(1) Per share amounts based on weighted-average shares outstanding of 9,786,270 during the six months ended June 30, 2015.
The net decrease in unrealized depreciation in Tremor Video, a publicly traded company, during the six months ended June 30, 2015 is comprised of: (i) the net decrease (reversal) of unrealized depreciation of $1,139,004 on the shares of Tremor Video we sold during the period for which we realized a net loss of $1,182,240, and (ii) the change in market price for the shares of Tremor Video we continue to hold, representing a net decrease in unrealized depreciation of $12,000.
Net Decrease in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the six months ended June 30, 2015 was $2,415,032, which included a net realized loss of $1,162,132 and a net increase in unrealized appreciation of $439,267 during such period, compared to a net decrease in our net assets resulting from operations for the six months ended June 30, 2014 of $912,639, which included a net realized gain of $1,285,846 and a net decrease in unrealized appreciation of $427,922 during such period.
Basic and diluted net decrease in net assets resulting from operations per common share was $0.25 for the six months ended June 30, 2015, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.09 per common share for the six months ended June 30, 2014. The weighted average common shares outstanding for the six months ended June 30, 2015 and 2014 were 9,786,270 and 9,609,420, respectively.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2015, we had cash and cash equivalents of $18.9 million as compared to $27.4 million as of December 31, 2014. The decrease of $8.6 million in cash and cash equivalents during the six months ended June 30, 2015 was primarily the result of: (i) our fourth quarter 2014 cash distribution to stockholders of $3.9 million sourced from long-term capital gain and paid in 2015, (ii) our first and second quarter 2015 cash distributions totaling $2.9 million, (iii) repurchases of our common stock totaling $0.4 million, and (iv) net cash used in operating activities of $1.4 million during the six months ended June 30, 2015.
As of June 30, 2015, we had no indebtedness and total accounts payable and accrued expenses of $2.8 million, including amounts owed to our investment adviser. As of June 30, 2015, amounts owed to our investment adviser consisted of $340,336 of base management fees, $121,482 of administrative expenses and $1,985,871 of accrued theoretical incentive fees. No earned incentive fees were payable to our investment adviser as of June 30, 2015. For accounting purposes only, we are required under U.S. GAAP to accrue a theoretical incentive fee which assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to our investment adviser. As of December 31, 2014, we had no indebtedness and total accounts payable and accrued expenses of $7.2 million, including amounts owed to our investment adviser. As of December 31, 2014, amounts owed to our investment adviser consisted of $354,633 of base management fees, $113,596 of administrative expenses, $635,241 of earned incentive fees for the 2014 year and $2,130,443 of accrued theoretical incentive fees. We paid the earned incentives for the 2014 year in March 2015. The amount of earned incentive fees actually payable to our investment adviser as of December 31, 2014 is consistent with the Advisers Act and the formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized appreciation.
Our new Board of Directors is currently assessing our use of available cash resources going forward. However, pursuant to a directive from our new Board of Directors, our investment adviser has agreed that no investment-related decisions or actions by our investment adviser with respect to our portfolio will be made without the prior approval of our new Board of Directors. See "-Recent Developments" below.
Capital Raising
As of June 30, 2015, we had 9,723,455 shares of our common stock issued and outstanding.
Except for a rights offering, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if (i) our Board of Directors determines that such sale is in the best interests of the Company and (ii) our stockholders have approved such sale. If our Board of Directors determines that a sale of common stock at a price below the current net asset value is in the best interests of the Company and our stockholders, our Board may consider a rights offering or it may seek approval from our stockholders for the authority to sell shares of our common stock below net asset value.
We do not currently intend to raise additional common equity capital in 2015 or 2016 unless and until our stock price is at or above our net asset value.
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
Regulatory Compliance
Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. As of June 30, 2015, we did not meet the 50% Threshold, however, such failure was due to fluctuations in the value of our assets. Accordingly, we satisfied the diversification test as of June 30, 2015.

Distributions
Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution. We may fund cash distributions to stockholders from any sources of funds available to us. We have not established limits on the amount of funds we may use from available sources to make distributions.
The following table summarizes our dividends declared for the six months ended June 30, 2015 and the years ended 2014, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital	(1)
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital	(1)
Total - 2015 Dividends			0.30
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	0.10	(2)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(2)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(2)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(3)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains	(4)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital	(5)
Total - 2011 Dividends			0.13
Total - Cumulative			$1.65
(1) The determination of the tax attributes of our 2015 distributions will be made as of the end of 2015 based upon our net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If we had determined the tax attributes of our first and second quarter 2015 distributions as of June 30, 2015, 100% of such distributions would be a return of capital.
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
On March 26, 2015, our Board of Directors declared cash distributions of $0.15 per share, which were paid on April 15, 2015 and June 11, 2015, to common stockholders of record on April 29, 2015 and June 25, 2015, respectively. The determination of the tax attributes of our 2015 distributions will be made as of the end of 2015 based upon our net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If we had determined the tax attributes of our first and second quarter 2015 distributions as of June 30, 2015, 100% of such distributions would be a return of capital.
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
On December 12, 2014, our Board of Directors declared a special fourth quarter dividend of $0.396 per share payable to stockholders of record on December 31, 2014. This special fourth quarter dividend was paid 100% in cash on January 13, 2015.
Distribution Policy
We generally pay quarterly distributions to our stockholders out of assets legally available for distribution, as determined by our Board of Directors, with the intention of distributing 100% of our net realized capital gains annually.
On March 26, 2015, our Board of Directors revised our distribution policy. Under our revised distribution policy, we intend to pay quarterly distributions (the "Regular Distributions") to our stockholders in an amount determined and declared by the Board in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to our stockholders each year until we are generating sufficient net investment income under our Investment Strategy. To the extent our net realized capital gains exceed the aggregate amount of our Regular Distributions for a year, our Board of Directors also intends to declare a special distribution in December of each year (the "Special Distribution") so that the total distributions for the year represent at least 100% of our net realized capital gains. However, our Board of Directors may adjust the amount of the Regular and Special Distributions we pay each year based on other factors that it deems relevant from time to time including, without limitation, our financial condition, cash availability, maintenance of our RIC status, corporate-level income and excise tax planning, and compliance with applicable BDC regulations.  Further, we intend to pay our Regular and Special Distributions entirely in cash based on the current level of the stock price discount to our net asset value.
Since our current portfolio company investments do not generate current income (i.e., dividends or interest income), we do not expect our Regular Distributions and Special Distributions to be sourced from net investment income. As we transition our portfolio to debt investments under our Investment Strategy, however, we expect to generate current income and for current income to comprise a source of return for our stockholders over time. If and when we are able to generate net investment income under our Investment Strategy, we intend to pay Regular Distributions and Special Distributions equal to at least 90% of our taxable net investment income each year in order to maintain our RIC status for tax purposes.
Because of the unpredictable and inconsistent nature of the net realized capital gains we may earn over the next several years, the Regular Distributions are intended to provide a more consistent and predictable return to our stockholders until we are able to generate sufficient and consistent levels of net investment income under our Investment Strategy. If our Regular Distributions for the year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our common stock.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets available for investments. While subject to change due to various factors and our ability to successfully originate debt investment under our Investment Strategy, we currently believe that our transformation to a portfolio that generates net investment income will not be completed until year-end 2016, at the earliest.
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
Due to the uncertainty of our current portfolio companies achieving a liquidity event and our ability to sell our positions at a gain following a liquidity event, as well as the uncertainty of when we may be able to generate sufficient net investment income from our Investment Strategy, we can give no assurance that we will be able to earn net investment income or net realized capital gains during the year from which we can pay distributions.  Furthermore, we can give no assurance that we will achieve investment results or maintain a tax status that will allow us to pay distributions from year-to-year. Our ability to pay more than a minimum level of distributions will be based on our ability to invest our capital in securities of suitable portfolio companies in a timely manner, our portfolio companies achieving a liquidity event, our ability to sell our publicly traded portfolio positions at a gain, and our ability to implement our Investment Strategy in a timely manner.  There is no assurance that our current portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments.  Our ability to pay distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.

Our new Board of Directors is currently assessing our distribution policy going forward. However, our new Board of Directors has not at this time made any changes in our existing distribution policy. See "-Recent Developments" below.
Consistent with our revised distribution policy, on March 26, 2015, our Board of Directors also declared quarterly Regular Distributions for the third and fourth quarters of 2015 each in the amount of $0.15 per share. The record and payment dates for these distributions are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
Third Quarter	$0.15	September 11, 2015	September 25, 2015
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
Each of these quarterly Regular Distributions will be paid in cash. Our new Board of Directors has confirmed that the previously declared third and fourth quarter of 2015 distributions will be paid based on the record and payment dates set forth above. See "-Recent Developments" below.
As of the date of this quarterly report, we do not expect to earn net investment income and have no visibility to any net realized capital gains for 2015. Accordingly, these 2015 Regular Distributions are likely to represent a return of capital, and our stockholders should not draw any conclusions about our investment performance from the amount of our scheduled Regular Distributions.   Our total return in relation to changes in our net asset value and our stock price is presented in the Financial Highlights.
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
Stock Repurchases
On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program expired on March 22, 2015. However, on March 26, 2015, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire September 22, 2015. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Our new Board of Directors currently intends to continue the stock repurchase program. See "-Recent Developments" below.
Under SEC Rule 10b-18, our purchases, when aggregated with the purchases by any of our affiliates, may not exceed twenty-five percent of our adjusted daily trading volume ("ADTV") in our shares during any single trading day. This volume restriction applies to both primary and after-hours trading sessions during any single day. The volume restrictions set forth in SEC Rule 10b-18 also include block purchases made by us. However, we may engage in one block purchase per week in excess of twenty-five percent of the ADTV in our shares, so long as we engage in no other purchases on the day in which the block purchase occurs. Any block trades made in reliance upon this exception, however, may not be used when calculating the ADTV in our shares.
During the six months ended June 30, 2015, we repurchased 70,539 shares of our common stock at an average price of $4.99 per share, including commissions, for a total cost of $352,038. We retired all 70,539 shares of our repurchased common stock during the six months ended June 30, 2015, with $71 of the total cost of the retired shares charged to common stock and $351,967 charged to additional paid-in capital. Our net asset value per share increased by $0.01 per share as a result of the shares repurchased during the six months ended June 30, 2015. The weighted average discount to net asset value per share of the shares repurchased during the six months ended June 30, 2015 was 26%.
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
Commitments and Contingencies
In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2015, we had not entered into any investment agreements which required us to make a future investment in a portfolio company.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. The remaining funds held in the Xtime escrow are expected to be released in phases with anticipated distributions occurring January of 2016 and November of 2017, net of settlement of any indemnity claims. As of June 30, 2015, the Escrowed Funds were fair valued at $615,668. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
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
On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by us. As of December 31, 2014, we wrote off the remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on actual indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of our Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to us from the indemnity escrow. On February 26, 2015, we sold these released shares resulting in a net realized gain of $6,178. On June 12, 2015, 156 shares of our Millennial Media common stock were released from escrow to pay stockholder indemnity claims. As of June 30, 2015, a total of 375 shares of Millennial Media common stock continued to be held in escrow. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata share of any damages for certain types of indemnity claims not to exceed the consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
We maintain a directors and officers liability insurance policy (the "D&O Policy") and an excess coverage policy (the "Excess Policy") that provide liability insurance coverage for our officers and directors. We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.
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
As of June 30, 2015, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. See "-Recent Developments" below.
Recent Developments
Results of 2015 Annual Meeting of Stockholders and Other Governance Matters
On July 9, 2015, we held our Annual Meeting.  On July 21, 2015, IVS Associates, Inc., the independent inspector of elections for the Annual Meeting, delivered its final vote tabulation that certified the voting results for each of the matters set forth below that were submitted to a vote at the Annual Meeting.  Richard Cohen, Andrew Dakos, Gerald Hellerman and Timothy Keating received the most votes cast at the Annual Meeting and were elected as our directors to serve until the 2016 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Messrs. Cohen, Dakos and Hellerman were each director nominees of Bulldog Investors, LLC (“Bulldog”). Mr. Keating was a director nominee of our management.
A proposal submitted by Bulldog to have our Board of Directors consider adopting a plan to “maximize shareholder value within a reasonable period of time” received the required vote of the stockholders and was adopted by our stockholders. A proposal submitted by Bulldog to terminate the Investment Advisory Agreement between us and our investment adviser, as soon as legally permissible thereunder, failed to receive the required vote of the stockholders and was not adopted by our stockholders. Our investment adviser continues to serve as the investment adviser to us pursuant to the terms of the Investment Advisory Agreement.
During the three months ended June 30, 2015, we incurred $293,103 in legal and litigation expenses, $85,459 in proxy administrative and solicitation services and $23,953 in other expenses related to the contested proxy campaign in connection with our Annual Meeting, which are primarily reflected in professional fees and public and investor relations expenses on our Statement of Operations.
On July 29, 2015, in accordance with disclosures made in Bulldog's proxy statement, Bulldog submitted a request to us for the reimbursement of $125,157 in legal and proxy solicitation fees incurred by Bulldog and certain of our stockholders, Full Value Partners L.P. and Opportunity Partners L.P., who are also affiliates of Bulldog. This reimbursement request includes the costs of litigation against us in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of our new Board of Directors. Our new Board of Directors has not taken any action with respect to this reimbursement request.
Our new Board of Directors is currently assessing our Investment Objective and Investment Strategy, use of available cash resources (including cash used for distributions and the stock repurchase program) and our overall business operations and portfolio management going forward. Our new Board of Directors has not at this time made any changes in our existing Investment Objective and Investment Strategy, plans for use of available cash resources, distribution policy, business operations or portfolio management.
Our new Board of Directors currently intends to continue the stock repurchase program and expects that we will continue to repurchase shares in accordance with SEC Rule 10b-18. Our new Board of Directors has also confirmed that the previously declared third and fourth quarter of 2015 distributions will be paid based on the record and payment dates previously established for those distributions.
On July 22, 2015, our new Board of Directors appointed Mr. Dakos as the Chairman of the Board, replacing Mr. Keating. In addition, on July 22, 2015, our new Board of Directors appointed Messrs. Cohen, Dakos and Hellerman, each non-interested directors, to serve on our audit committee, compensation committee and nominating committee. Mr. Hellerman was appointed the chairman of the audit committee and the lead valuation director. Mr. Cohen was appointed the chairman of the compensation committee and nominating committee.
On July 22, 2015, our new Board of Directors also notified our investment adviser that any investment-related decisions or actions by our investment adviser with respect to our portfolio would require the prior approval of our new Board of Directors. Our investment adviser has agreed to the terms of this notification.
On July 28, 2015, Mr. Keating notified our new Board of Directors of his resignation from the Board and as our Chief Executive Officer and President. Mr. Keating’s resignation was not the result of any disagreement with us on any matters relating to our operations, policies or practices. At this time, our new Board of Directors has determined that it will not fill the vacancy on the Board of Directors created by Mr. Keating’s resignation. Effective as of August 13, 2015, Mr. Keating's employment with our investment adviser will terminate and, accordingly upon such termination, Mr. Keating will no longer be a member of our investment adviser's investment committee.

Our new Board of Directors has appointed Frederic M. Schweiger to serve as our Chief Executive Officer and President, replacing Mr. Keating, effective July 29, 2015. Mr. Schweiger will serve as our Chief Executive Officer and President on an interim basis until our new Board of Directors appoints a permanent Chief Executive Officer and President.
Potential Impact of Apollo Transactions on the Company
On August 6, 2015, an affiliate of Apollo Global Management, LLC (“Apollo”) agreed to acquire a majority interest in a newly-formed company, AR Global Investments, LLC (“AR Global”), that will acquire substantially all of the assets of AR Capital, LLC (“ARC”) and its ongoing asset management business (the “Apollo Transactions”). Our investment adviser is currently owned indirectly by ARC. We have been advised that the assets and equity interests of our investment adviser are not being acquired by AR Global in connection with the Apollo Transactions. Our Board of Directors will continue to assess any impact that the Apollo Transactions may have on us and our relationship with our investment adviser.
Off Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements.
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
If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of June 30, 2015, approximately 98% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.
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
Our proxy voting decisions have been made by our investment adviser’s principals. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he is aware of and any contact that he has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
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
In connection with the change of control of our investment adviser in connection with the Transaction, we entered into the Investment Advisory Agreement effective July 1, 2014, which is identical with respect to all material terms and conditions of the Prior Advisory Agreement between us and our investment adviser. The investment advisory fees under the Investment Advisory Agreement are the same as the investment advisory fees under the Prior Advisory Agreement. The Investment Advisory Agreement was approved by our stockholders at our 2014 Annual Meeting of Stockholders held on June 16, 2014. Upon the closing of the Transaction, our investment adviser became a wholly-owned subsidiary company of BDCA Adviser.
Effective as of August 13, 2015, Mr. Keating's employment with our investment adviser will terminate and, accordingly upon such termination, Mr. Keating will no longer be a member of our investment adviser's investment committee. As such, effective as of August 13, 2015, the members of our investment adviser's investment committee will be Kyle L. Rogers, Frederic M. Schweiger, Peter M. Budko and Robert K. Grunewald. Under the terms of the Transaction, Messrs. Rogers and Schweiger will have sole investment and dispositive control over our portfolio companies as of July 1, 2014 (the "Legacy Portfolio"). Messrs. Budko and Grunewald will have sole investment and dispositive control over all of our other investments, including all investments made under our Investment Objective. All actions taken by the investment committee or any subdivision thereof must be made by the majority of the persons then acting.
Our new Board of Directors is currently assessing our portfolio management going forward. Our new Board of Directors has not at this time made any changes in our existing portfolio management. However, pursuant to a directive from our new Board of Directors, our investment adviser has agreed that no investment-related decisions or actions by our investment adviser with respect to our portfolio will be made without the prior approval of our new Board of Directors. See "-Recent Developments" above.
Our investment adviser has certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•
Personnel of BDCA Venture Adviser must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including the other programs sponsored by affiliates of AR Capital, LLC, the indirect owner of our investment adviser, as well as BDCA Adviser the investment adviser to Business Development Corporation of America ("BDCA"), BDCA Adviser II, LLC, the investment adviser to Business Development Corporation of America II ("BDCA II"), each a public, non-listed BDC, and with any BDCs or other investment programs that may be sponsored by our investment adviser and its affiliates in the future.

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
A first amendment to the application for exemptive relief was filed with the SEC on March 13, 2015. On May 11, 2015, the SEC issued a “notice” regarding its intent to issue an order permitting this relief, unless a hearing is requested.  The SEC has received requests for a hearing, but as of June 30, 2015 has neither ordered a hearing nor issued an order on the application. On July 31, 2015, a withdrawal of certain applicants from the exemptive application was filed with the SEC requesting the removal of us and our investment adviser as named applicants in the exemptive application. Our new Board of Directors had determined that it was no longer in our best interests to participate in this exemptive relief.
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
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), our investment adviser has agreed to defer the payment of base management fees ("Base Fees") to our investment adviser unless and until we realize net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, our investment adviser agrees to waive, without recourse against or reimbursement by us, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, our investment adviser may, in its sole discretion, extend the Term of the Program by written notice to us. As of June 30, 2015, no Base Fees had been deferred under the Program.

Separately, our investment adviser has also agreed that, to the extent that our Adjusted Operating Expenses (as defined below) in 2015 exceed $1,500,000 (the “Excess Amount”), our investment adviser will, without recourse against or reimbursement by us, waive Reimbursable Expenses (as defined below) due and owing by us and/or pay on our behalf certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by our investment adviser on our behalf equals the Excess Amount. Adjusted Operating Expenses means our total operating expenses (as reported on the our audited financial statements for 2015 included in our annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, any costs related to borrowings by us (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by our investment adviser and reimbursable by us with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses.
For accounting purposes, as of June 30, 2015, we recorded an amount due from our investment adviser of $104,043 representing the amount by which our Adjusted Operating Expenses for the six months ended June 30, 2015 exceeded $750,000, or the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the six months ended June 30, 2015. During the three months ended June 30, 2015, we recorded a reduction in expenses waived or reimbursed from our investment adviser of $72,141. During the six months ended June 30, 2015, we recorded expenses waived or reimbursed from our investment adviser of $104,043. During the three and six months ended June 30, 2015, we incurred $402,515 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold.
To the extent that the Excess Amount calculated for the 2015 fiscal year exceeds the amount of Reimbursable Expenses due and owing by us as of December 31, 2015, our investment adviser will either pay certain Adjusted Operating Expenses on behalf of us or make a payment of such amount to us. No such agreement between us and our investment adviser existed in 2014.
The table set forth below provides a summary of the calculation of Adjusted Operating Expenses and waived or reimbursed expenses from our investment adviser for the three and six months ended June 30, 2015:

	Incurred for the
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total operating expenses	$1,000,894	$1,817,614
Less: Base management fees	340,336	705,629
Less: Incentive fees	(44,817)	(144,573)
Less: Expenses not subject to annualized $1,500,000 adjusted operating expense threshold (1)	402,515	402,515
Adjusted operating expenses (2)	302,859	854,043
Adjusted operating expense threshold (3)	375,000	750,000
Increase (decrease) in waived or reimbursed expenses from investment adviser	$(72,141)	$104,043
(1) During the three and six months ended June 30, 2015, we incurred $402,515 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold, which consisted of $293,103 in legal and litigation expenses, $85,459 in proxy administrative and solicitation services and $23,953 in other expenses related to the contested proxy campaign in connection with our Annual Meeting. Costs incurred in relation to the proxy contest are considered extraordinary in nature.
(2) Adjusted operating expenses is defined as total operating expenses (as reported on the Company's audited financial statements for 2015 included in the Company's annual report on Form 10-K for the year ended December 31, 2015) less Base Fees, incentive fees, any stock issuance costs, any costs related to borrowings (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses.
(3) Represents the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period.
As part of the Transaction, BDCA Adviser reimbursed us at the closing for $97,866 of costs incurred in connection with our 2014 Annual Meeting of Stockholders, including legal and accounting fees and proxy solicitation costs, which related to obtaining stockholder approval of the Investment Advisory Agreement, which costs would not otherwise have been incurred by us.
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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of June 30, 2015, we had cash and cash equivalents of $18.9 million. We currently invest our cash on hand primarily in short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of June 30, 2015, we held money market fund investments of $18.6 million, pending subsequent investment in portfolio companies in accordance with our investment objective, payment of our operating expenses, or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.
During the first and second quarters of 2015, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of June 30, 2015, a one percentage point change in the underlying dividend rate payable on our money market funds as of June 30, 2015 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.
Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of June 30, 2015, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates. However, in the future, based on our Investment Objective, we may have debt investments in our portfolio that have floating rates.
Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies. As of June 30, 2015, we had no debt for borrowed money. However, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our investment adviser, subject to the oversight and approval of our Board of Directors, determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.
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
Item 4. Controls and Procedures
As of June 30, 2015 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first and second quarters of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Other than as described below, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
On June 10, 2015, Full Value Partners L.P., a stockholder of the Company and an affiliate of Bulldog Investors, LLC (the “Maryland Plaintiff”), brought an action in the Circuit Court of Maryland (the “Maryland Action”) against us, our board of directors, and BDCA Venture Adviser, LLC (the "Adviser") (collectively, the “Maryland Defendants”) alleging a breach of fiduciary duty under Section 36(b) of the Investment Company Act of 1940, as amended, and requesting certain relief regarding our 2015 Annual Meeting of Stockholders held on July 9, 2015 (the “Annual Meeting”). The Maryland Action alleged that we allegedly paid excessive fees to the Adviser. The Maryland Plaintiff also sought injunctive relief and a declaratory judgment to prevent the Maryland Defendants from voting proxies discretionarily and to permit our stockholders to vote for the Maryland Plaintiff’s candidates and proposals submitted in connection with the Annual Meeting.
Also on June 10, 2015, Opportunity Partners L.P., a stockholder of the Company and an affiliate of Bulldog Investors, LLC (the “New York Plaintiff”), brought an action in the New York Supreme Court, New York County (the “New York Action”) against us, our board of directors, and the Adviser. The New York Action sought to compel production of our stockholder list.
Following the commencement of the Maryland Action and the New York Action, in order to avoid the cost, expense and uncertainty of litigation, our former Board of Directors subsequently determined to allow the Maryland Plaintiff’s nominees and proposals to be considered at the Annual Meeting and to provide the list of our stockholders to the New York Plaintiff. On June 29, 2015, the Maryland Action and New York Action were dismissed by their respective plaintiffs without prejudice.
Item 1A. Risk Factors.
In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the "Risk Factors" discussed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC. Except as set forth below, there have been no material changes during the six months ended June 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014.

We depend on the talents and efforts of the investment professionals and senior management of our investment adviser to provide us with investment advisory and administrative services to conduct our day-to-day operations and the loss of any of such individuals or our inability to successfully hire a permanent Chief Executive Officer and President could harm our business.

Our success depends, in large part, upon the investment professionals and senior management of our investment adviser who provide us with investment advisory and administrative services to conduct our day-to-day operations. On July 28, 2015, Mr. Keating notified the new Board of Directors of his resignation from the Board of the Directors and as our Chief Executive Officer and President. As of July 28, 2015, Mr. Keating no longer had an active role with our investment adviser. Frederic M. Schweiger is currently serving as the Company’s Chief Executive Officer and President, replacing Mr. Keating, effective July 29, 2015. Mr. Schweiger will serve as the Chief Executive Officer and President on an interim basis until the new Board of Directors appoints a permanent Chief Executive Officer and President. Our inability to hire a permanent Chief Executive Officer and President or the loss of one or more investment professionals or senior managers of our investment adviser could negatively affect our business and our investment returns.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any unregistered sales of equity securities during the six months ended June 30, 2015. Details of the monthly share repurchases under our stock repurchase program during the six month ended June 30, 2015 are set forth below:

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
Balance at December 31, 2014				128,977	$665,998	$4,334,002
January 2015	—	$—	$—	128,977	665,998	4,334,002
February 2015	—	—	—	128,977	665,998	4,334,002
March 2015	—	—	—	128,977	665,998	4,334,002
April 2015	—	—	—	128,977	665,998	4,334,002
May 2015	15,231	78,103	5.13	144,208	744,101	4,255,899
June 2015	55,308	273,935	4.95	199,516	1,018,036	3,981,964
Total	70,539	$352,038	$4.99	199,516	$1,018,036	$3,981,964
(1) On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million which expired on March 22, 2015. However, on March 26, 2015, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire September 22, 2015.
Since the inception of our stock repurchase program in September 2014, we have repurchased a total of 199,516 shares of our common stock at an average price of $5.10 per share, including commissions, with a total cost of $1,018,036.
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

10.3*	Form of Indemnification Agreement for Officers and Directors of BDCA Venture, Inc.
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

Dated: August 12, 2015		BDCA VENTURE, INC.
	By:	/s/ Frederic M. Schweiger
Frederic M. Schweiger President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Katie P. Kurtz
Katie P. Kurtz Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)