Form 10-Q
period 2015-09-30
BDCA VENTURE, INC.
filed 2015-11-12
CIK 1444706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53504
BDCA Venture, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-2582882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue New York, NY	10022
(Address of Principal Executive Office)	(Zip Code)

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 11, 2015 was 9,676,484.

PART I
Item 1. Financial Statements.

BDCA Venture, Inc.
Statements of Assets and Liabilities

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $35,403,128 and $35,373,785, respectively)	$31,218,488	$36,329,202
Publicly-traded portfolio companies (Cost: $1,999,997 and $4,000,001, respectively)	557,998	1,721,997
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	7,180,000	7,790,000
Total, investments in portfolio company securities at fair value (Cost: $41,403,125 and $43,373,786, respectively)	38,956,486	45,841,199

Cash and cash equivalents	16,156,000	27,437,568
Funds held in escrow from sale of investment at fair value (Cost: $704,101 and $809,311, respectively)	621,498	709,568
Due from investment adviser	35,822	—
Prepaid expenses and other assets	102,686	84,901
Total assets	$55,872,492	$74,073,236

Liabilities
Accrued incentive fees	$918,635	$2,130,443
Earned incentive fees payable	—	635,241
Base management fees payable	321,813	354,633
Dividends payable	—	3,878,014
Administrative expenses payable	110,265	113,596
Due to related parties	4,583	66,065
Accounts payable	66,746	41,100
Accrued expenses and other liabilities	—	20,607
Total liabilities	$1,422,042	$7,239,699

Commitments and contingencies (see Note 8 - Commitments and Contingencies)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,676,484 and 9,793,994 issued and outstanding, respectively	$9,676	$9,794
Additional paid-in capital	66,004,166	66,586,516
Accumulated net investment loss	(3,486,618)	(2,130,443)
Accumulated net realized loss	(1,162,132)	—
Distributions in excess of net investment loss and net realized loss	(4,385,400)	—
Net unrealized appreciation (depreciation) on investments and funds held in escrow from sale of investment	(2,529,242)	2,367,670
Total net assets	$54,450,450	$66,833,537
Total liabilities and net assets	$55,872,492	$74,073,236
Net asset value per share	$5.63	$6.82
The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$10,139	$6,426	$29,344	$58,651
Interest and dividends from cash and cash equivalents	482	529	2,681	1,843
Total investment income	10,621	6,955	32,025	60,494

Operating expenses:
Base management fees	321,813	375,088	1,027,442	1,116,534
Incentive fees	(1,067,236)	(557,175)	(1,211,809)	(385,589)
Administrative expenses allocated from investment adviser	110,713	181,048	354,236	509,352
Professional fees	91,384	100,168	727,134	289,317
Directors fees	48,750	31,250	105,000	81,250
Stock transfer agent fees	11,761	14,358	39,636	40,266
Public and investor relations expenses	21,731	4,114	135,733	59,913
Travel expenses	1,013	14,828	17,118	62,882
Marketing and advertising expenses	4,950	8,450	14,850	40,797
Postage and fulfillment expenses	16,447	6,637	33,713	28,710
Printing and production expenses	39	13,962	20,517	41,644
Interest expense on borrowings	—	6,736	—	6,736
Custody fees	1,500	1,500	4,500	4,500
General and administrative expenses	43,543	75,355	155,952	204,109
Total operating expenses	(393,592)	276,319	1,424,022	2,100,421
Waived or reimbursed expenses from investment adviser (see Note 4 - Related Party Agreements and Transactions)	68,221	—	(35,822)	—
Net operating expenses	(325,371)	276,319	1,388,200	2,100,421
Net investment income (loss)	335,992	(269,364)	(1,356,175)	(2,039,927)

Net realized (loss) gain:
Unaffiliated investments	—	(626,946)	(1,162,132)	658,900
Total net realized (loss) gain	—	(626,946)	(1,162,132)	658,900

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	(4,932,009)	(2,158,926)	(4,304,052)	(2,586,848)
Non-controlled affiliated investments	(410,000)	—	(610,000)	—
Funds held in escrow from sale of investment	5,830	—	17,140	—
Total net change in unrealized appreciation (depreciation)	(5,336,179)	(2,158,926)	(4,896,912)	(2,586,848)

Net decrease in net assets resulting from operations	$(5,000,187)	$(3,055,236)	$(7,415,219)	$(3,967,875)

Net investment income (loss) per common share outstanding (basic and diluted)	$0.03	$(0.03)	$(0.14)	$(0.21)
Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.51)	$(0.31)	$(0.76)	$(0.41)
Weighted average common shares outstanding (basic and diluted)	9,709,456	9,805,871	9,760,384	9,675,623

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Net Realized Loss	Distributions In Excess of Net Investment Loss and Net Realized Loss	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$—	$—	$6,402,062	$73,039,470
Net (decrease) increase in net assets from operations	—	—	—	—	(3,680,811)	6,778,371	—	(4,034,392)	(936,832)
Distributions to stockholders from net realized gain (3)	374,069	374	2,174,894	—	—	(6,778,371)	—	—	(4,603,103)
Repurchase of common stock (128,977 shares)	—	—	—	(665,998)	—	—	—	—	(665,998)
Retirement of treasury stock at cost	(577,418)	(577)	(3,628,015)	3,628,592	—	—	—	—	—
Reclassification of permanent book to tax differences	—	—	(3,767,256)	—	3,767,256	—	—	—	—
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$—	$(2,130,443)	$—	$—	$2,367,670	$66,833,537
Net decrease in net assets from operations	—	—	—	—	(1,356,175)	(1,162,132)	—	(4,896,912)	(7,415,219)
Distributions to stockholders	—	—	—	—	—	—	(4,385,400)	—	(4,385,400)
Repurchase and retirement of common stock at cost	(117,510)	(118)	(582,350)	—	—	—	—	—	(582,468)
Balance, September 30, 2015 (Unaudited)	9,676,484	$9,676	$66,004,166	$—	$(3,486,618)	$(1,162,132)	$(4,385,400)	$(2,529,242)	$54,450,450
(1) Common shares issued.
(2) Net assets as of September 30, 2015 and December 31, 2014 and 2013 include no accumulated undistributed net investment income.
(3) Includes distribution payable to stockholders of record on December 31, 2014 (with ex-dividend date of December 29, 2014) of $3,878,014 that was paid on January 13, 2015. For income and excise tax purposes, the distribution was treated as paid and taxable to stockholders in 2014.

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(7,415,219)	$(3,967,875)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	—	(4,655,486)
Net proceeds from sales of portfolio company investments	837,873	6,446,066
Net realized loss (gain) on investments	1,162,132	(658,900)
Net change in unrealized (appreciation) depreciation on investments	4,914,052	2,586,848
Net change in unrealized (appreciation) depreciation on funds held in escrow from sale of investment	(17,140)	—
Increase in investment balance cost basis due to payment-in-kind interest	(29,344)	(58,253)
Changes in operating assets and liabilities:
Decrease in receivable from funds held in escrow from sale of investment	105,210	—
Increase in prepaid expenses and other assets	(17,785)	(5,393)
Increase in amounts due from investment adviser	(35,822)	—
Decrease in base management fees payable	(32,820)	(3,851)
Decrease in earned incentive fees payable	(635,241)	—
Decrease in accrued incentive fees	(1,211,808)	(385,589)
Increase (decrease) in administrative expenses payable	(3,331)	75,897
Increase (decrease) in amounts due to related parties	(61,482)	55,429
Increase (decrease) in accounts payable	25,646	(25,917)
Decrease in accrued expenses and other liabilities	(20,607)	(18,402)
Net cash used in operating activities	(2,435,686)	(615,426)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	19,400,000
Repurchase of common stock	(582,468)	—
Cash distributions to stockholders	(8,263,414)	(829,161)
Net cash provided by (used in) financing activities	(8,845,882)	18,570,839

Net increase (decrease) in cash and cash equivalents	(11,281,568)	17,955,413
Cash and cash equivalents, beginning of period	27,437,568	13,537,328
Cash and cash equivalents, end of period	$16,156,000	$31,492,741

Supplemental disclosure of non-cash operating activities
Conversion of payment-in-kind interest income into preferred stock	$—	$68,932
Supplemental disclosure of non-cash financing activities
Stock distributions to stockholders	$—	$2,175,268

The accompanying notes are an integral part of these statements.

BDCA Venture, Inc.
Schedule of Investments
September 30, 2015
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$360,000	0.66%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	170,000	0.31%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	290,000	0.53%
		Series 1 Convertible Preferred Stock	55,779	490,287	440,000	0.81%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$258,558	258,558	580,000	1.07%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$118,488	118,488	118,488	0.22%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	1,060,000	1.95%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	2,060,000	3.78%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock (See Note 13)	198	2,500,007	160,000	0.29%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock (See Note 13)	10	54,280	170,000	0.31%
Agilyx Corporation	Beaverton, OR	Common Stock	16,200,046	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,630,000	6.67%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,060,000	5.62%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	5,290,000	9.72%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	400,000	0.73%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	6,710,000	12.32%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	3,400,000	6.24%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,320,000	6.10%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,403,128	$31,218,488	57.33%

BDCA Venture, Inc.
Schedule of Investments
September 30, 2015
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock	299,999	$1,999,997	$557,998	1.02%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$1,999,997	$557,998	1.02%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$7,180,000	13.19%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$7,180,000	13.19%

Total - Investments in Portfolio Company Securities (7)				$41,403,125	$38,956,486	71.54%

Reconciliation to Net Assets					Amount	% of Net Assets
Investments in portfolio company securities at fair value					$38,956,486	71.54%
Cash and cash equivalents
Money market funds consisting of 15,983,529 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)					15,983,529	29.35%
Other cash and cash equivalents					172,471	0.32%
Funds held in escrow from sale of investment at fair value					621,498	1.14%
Due from investment adviser					35,822	0.07%
Prepaid expenses and other assets					102,686	0.19%
Less: Total liabilities					(1,422,042)	(2.61)%
Net Assets					$54,450,450	100.00%
(1) The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2) Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of September 30, 2015. As of September 30, 2015, restricted securities held by BDCA Venture, Inc. (the "Company") comprised approximately 71% of the Company's net assets.
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
(4) Investment is income producing.
(5) Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of September 30, 2015, the Company was accruing PIK interest on each of its PIK notes and none of such notes were on non-accrual status.
(6) As of September 30, 2015, the Company valued its shares of common stock in Tremor Video based on the closing price on that date.
(7) As of September 30, 2015, approximately 99% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

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
September 30, 2015
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
At the 2015 Annual Meeting of Stockholders held on July 9, 2015, the Company's stockholders elected Richard Cohen, Andrew Dakos, Gerald Hellerman and Timothy Keating to serve as directors of the Company until the 2016 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Additionally, at the 2015 Annual Meeting, the Company's stockholders approved a proposal to have the Board of Directors consider adopting a plan to “maximize shareholder value within a reasonable period of time.”
On July 28, 2015, Mr. Keating notified the Board of Directors of his resignation from the Board and as the Chief Executive Officer and President of the Company. The Board of Directors appointed Frederic M. Schweiger to serve as the Company's Chief Executive Officer and President effective July 29, 2015.
On October 5, 2015, the Board of Directors approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between the Company and its investment adviser, BDCA Venture Adviser, LLC (the "Adviser"). The effective date of termination of the Investment Advisory Agreement will be December 6, 2015, unless shortened or extended by mutual written agreement of the Company and the Adviser (the "Termination Date"). Also on October 5, 2015, the Board of Directors determined that the Company will no longer make investments in new venture capital-backed or high growth companies and will now shift its focus to the orderly monetization of the Company’s current holdings. However, the Company may consider making opportunistic follow-on investments in its existing portfolio companies. See Note 13 - Subsequent Events.
On November 10, 2015, the Board of Directors approved the Company’s engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. The Board of Directors is also negotiating with another third party to provide administrative consulting services to the Company, including the provision of personnel to act as certain executive officers of the Company, including the Chief Executive Officer and Chief Financial Officer, following the Termination Date. See Note 13 - Subsequent Events.
The Board of Directors is continuing to assess the Company's Investment Objective and strategy, use of available cash resources and its business operations going forward. Pursuant to a directive from the Board of Directors, the Adviser has agreed that no investment-related decisions or actions by the Adviser with respect to the Company's portfolio will be made without the prior approval of the Board of Directors. The Company has entered into a custody agreement with and has appointed MidFirst Bank, formerly known as Steele Street Bank & Trust, as custodian of its securities.
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

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

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

For the September 30, 2015 valuation of the Company's portfolio investments that are not publicly traded, an independent valuation firm was used to assist the Adviser in deriving the valuation of investments in 10 of the Company's portfolio companies.
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

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

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
The Monte Carlo method may also be used to derive an expected value of a security based on results obtained from a large number of simulations and assumptions used in application of the method.
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

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

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
Funds Held in Escrow from Sale of Investments
Funds held in escrow from the sale of investments ("Escrowed Funds") are valued at fair value by the Company's Board of Directors using certain indemnity risk and deferred payment discounts applied to the amounts withheld. In connection with the closing of the sale of Xtime, Inc. in an all-cash merger transaction on November 18, 2014, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in phases with anticipated distributions occurring in January 2016 and November 2017, net of settlement of any indemnity claims. As of September 30, 2015 and December 31, 2014, Escrowed Funds were fair valued at $621,498 and $709,568, respectively. See Note 8 - Commitments and Contingencies.
Interest and Dividend Income
Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $10,139, $29,344, $6,426 and $58,651 during the three and nine months ended September 30, 2015 and 2014, respectively.
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

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

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
To maintain its status as a RIC for tax purposes for the quarter ended September 30, 2014, the Company purchased $20 million of short-term U.S. Treasury bills ("T-Bills") on September 24, 2014. The Company financed the purchase of these T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term borrowing financed through a margin account agreement with National Financial Services, LLC. The $20 million of T-Bills were pledged as collateral for the short-term borrowing. On October 3, 2014, the Company sold the T-Bills for a realized loss of $94 and repaid the short-term borrowing in full together with accrued interest.
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
Note 3 - Portfolio Investments and Fair Value
The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of September 30, 2015 and December 31, 2014:

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

	September 30, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$32,937,524	$37,130,000	93.81%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	400,000	1.01%	—	340,000	0.73%
Common Stock	6,088,558	170,000	0.43%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	258,558	580,000	1.47%	238,501	450,000	0.97%
Subordinated Secured Notes	118,488	118,488	0.30%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,403,128	38,398,488	97.02%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	1,999,997	557,998	1.41%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	41,403,125	38,956,486	98.43%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	621,498	1.57%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$42,107,226	$39,577,984	100.00%	$44,183,097	$46,550,767	100.00%

Fair Value of Investments
The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of September 30, 2015 and December 31, 2014:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2015
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$37,130,000	$37,130,000
Preferred Stock Warrants	—	—	400,000	400,000
Common Stock	—	—	170,000	170,000
Subordinated Convertible Bridge Notes	—	—	580,000	580,000
Subordinated Secured Notes	—	—	118,488	118,488
Publicly Traded Portfolio Company Securities:
Common Stock	557,998	—	—	557,998
Cash Equivalents:
Money Market Funds	15,983,529	—	—	15,983,529
Funds Held in Escrow From Sale of Investment	—	—	621,498	621,498
Total	$16,541,527	$—	$39,019,986	$55,561,513

As of December 31, 2014
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$43,060,000	$43,060,000
Preferred Stock Warrants	—	—	340,000	340,000
Common Stock	—	—	160,000	160,000
Subordinated Convertible Bridge Notes	—	—	450,000	450,000
Subordinated Secured Notes	—	—	109,202	109,202
Publicly Traded Portfolio Company Securities:
Common Stock	1,721,997	—	—	1,721,997
Cash Equivalents:
Money Market Funds	27,190,896	—	—	27,190,896
Funds Held in Escrow From Sale of Investment	—	—	709,568	709,568
Total	$28,912,893	$—	$44,828,770	$73,741,663

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$450,000	$109,202	$709,568	$44,828,770
Purchases and other adjustments to cost of Level 3 portfolio company securities (1)	—	—	—	20,057	9,286	(105,210)	(75,867)
Sale, exchange or conversion of Level 3 portfolio company securities (2)	(1,380,000)	—	1,380,000	—	—	—	—
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(4,550,000)	60,000	(1,370,000)	109,943	—	17,140	(5,732,917)
Fair Value as of September 30, 2015	$37,130,000	$400,000	$170,000	$580,000	$118,488	$621,498	$39,019,986

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of June 30, 2015	$(4,550,000)	$60,000	$(1,370,000)	$109,943	$—	$17,140	$(5,732,917)
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
Portfolio Company Investment Activity

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

The Company did not make any portfolio company investments during the nine months ended September 30, 2015.
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
On January 15, 2015, the maturity date of the July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February, 15 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On September 23, 2015, BrightSource advised the Company that it was negotiating a further extension of the maturity date with its senior lenders.
On March 17, 2015, the maturity date of the BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On September 23, 2015, BrightSource advised the Company that it was negotiating a further extension of the maturity date with its senior lenders.
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
On October 15, 2015, Suniva, Inc., a private portfolio company, completed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange-listed company ("SFCE"), and a global integrated energy provider. In the merger, all outstanding shares of preferred stock and common stock of Suniva were cancelled in exchange for the right of certain Suniva stockholders (including the Company) to receive their allocable share of the merger consideration, which will be distributed in shares of SFCE common stock and Class A common stock of the private surviving company of the transaction. See Note 13 - Subsequent Events.
Significant Unobservable Inputs for Level 3 Portfolio Company Securities
In accordance with ASC 820, the table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of September 30, 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of September 30, 2015. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment:

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

	As of September 30, 2015
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$37,130,000	Option pricing model	Comparable public company equity volatility	30%	to	70%	51%
		Comparable public companies	Revenue multiple	0.9	to	7.0	3.0
			EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	10%	to	30%	13%
		Discounted cash flow	Discount rate	20%	to	35%	26%
			Terminal revenue multiple	2.0	to	4.5	3.1
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	10%	to	30%	13%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$400,000	Option pricing model	Comparable public company equity volatility	45%	to	45%	45%
		Comparable public companies	Revenue multiple	2.3	to	2.8	2.5
			Discount for lack of marketability	8%	to	9%	8%
		Discounted cash flow	Discount rate	25%	to	25%	25%
			Terminal revenue multiple	4.0	to	4.0	4.0
			Discount for lack of marketability	8%	to	9%	8%
Level 3 Portfolio Company Investments: Common Stock	$170,000	Option pricing model	Comparable public company equity volatility	55%	to	55%	55%
		Comparable public companies	Revenue multiple	0.8	to	1.8	1.4
			EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	17%	to	32%	24%
		Discounted cash flow	Discount rate	35%	to	40%	35%
			Terminal revenue multiple	2.5	to	2.5	n/a
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	17%	to	32%	24%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$698,488	Option pricing model	Comparable public company equity volatility	55%	to	55%	55%
		Comparable public companies	Revenue multiple	0.9	to	1.8	1.4
			EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	11%	to	11%	11%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	11%	to	11%	11%
Level 3 Funds Held in Escrow From Sale of Investment	$621,498	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	10%	to	10%	10%
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

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

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
(2) Weighted average based on fair value as of September 30, 2015.
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

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

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
As of September 30, 2015 and December 31, 2014, 69.8% and 60.5%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2015 and 2014 for: (i) the Company’s portfolio company investments sold during the three and nine months ended September 30, 2015 and 2014 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Millennial Media, Inc.	$—	$—	$(1,298,086)	$(685,065)	$6,178	$—	$(12,240)	$(2,741,189)
Kabam, Inc.	—	—	671,140	(601,140)	—	—	671,140	(291,140)
Tremor Video, Inc.	—	—	—	—	(1,182,240)	1,139,004	—	—
Xtime, Inc.	—	—	—	—	13,930	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	—	—	(626,946)	(1,286,205)	(1,162,132)	1,139,004	658,900	(3,032,329)
Portfolio Company Investments Held at End of Period	—	(5,342,009)	—	(872,721)	—	(6,053,056)	—	445,481
Total Portfolio Company Investments	—	(5,342,009)	(626,946)	(2,158,926)	(1,162,132)	(4,914,052)	658,900	(2,586,848)
Funds Held in Escrow from Sale of Investment	—	5,830	—	—	—	17,140	—	—
Total Portfolio Company Financial Assets	$—	$(5,336,179)	$(626,946)	$(2,158,926)	$(1,162,132)	$(4,896,912)	$658,900	$(2,586,848)

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
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
Note 4 - Related Party Agreements and Transactions
Investment Advisory and Administrative Services Agreement
On October 5, 2015, the Board of Directors approved the termination of the Investment Advisory Agreement between the Company and the Adviser effective as of the Termination Date. See Note 13 - Subsequent Events.
Pursuant to the Investment Advisory Agreement, subject to the overall supervision of the Board of Directors, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Under the terms of the Investment Advisory Agreement between the Adviser and the Company, the Adviser: (i) determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; (ii) determines which securities the Company will purchase, retain or sell; (iii) identifies, evaluates and negotiates the structure of investments the Company makes, including performing due diligence on prospective portfolio companies; and (iv) closes, monitors and services the investments the Company makes. Pursuant to the Investment Advisory Agreement, the Adviser also performs, or facilitates the performance of, certain administrative services. The Company pays the Adviser a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components: (i) a base management fee and (ii) an incentive fee. The Company reimburses the Adviser for the allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement.
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
Base Management Fee
The base management fee (the "Base Fee") is calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and is adjusted for any equity capital raises or repurchases during the current calendar quarter. As of September 30, 2015 and December 31, 2014, the Company had Base Fees payable to the Adviser of $321,813 and $354,633, respectively. During the three and nine months ended September 30, 2015 and 2014, the Company incurred Base Fees of $321,813, $1,027,442, $375,088 and $1,116,534, respectively.
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), the Adviser has agreed to defer the payment of Base Fees to the Adviser unless and until the Company realizes net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, the Adviser agrees to waive, without recourse against or reimbursement by the Company, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, the Adviser may, in its sole discretion, extend the Term of the Program by written notice to the Company. As of September 30, 2015, no Base Fees had been deferred under the Program.
The Company will continue to pay the Base Fee through the Termination Date at which time the Adviser's obligation to provide services to the Company will end. See Note 13 - Subsequent Events.
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
The Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to the Adviser as of December 31, 2014 and was paid by the Company in March 2015. For the three and nine months ended September 30, 2015, the Adviser did not earn any incentive fees with respect to the 2015 year. The

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

incentive fee actually payable to the Adviser is consistent with the Investment Advisers Act of 1940, as amended, and formula reflected in the Investment Advisory Agreement.
For accounting purposes only, the Company is required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period. The accrual of this theoretical incentive fee assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to the Adviser. As of September 30, 2015 and December 31, 2014, the Company recorded a theoretical incentive fee payable of $918,635 and $2,130,443, respectively. During the three and nine months ended September 30, 2015 and 2014, the Company recorded a reduction of theoretical incentive fees of $1,067,236, $1,211,809, $557,175 and $385,589, respectively.
Following the termination of the Investment Advisory Agreement, the Company and the Adviser will agree on the final amount of incentive fees due and payable to the Adviser, if any, as of the Termination Date. However, based on the Company’s financial results through September 30, 2015, no incentive fee would be due and payable to the Adviser. In the event no incentive fee is due and payable to the Adviser as of the Termination Date, the accrued theoretical incentive fee payable to the Adviser as of September 30, 2015 would be reversed as of the Termination Date.
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
As of September 30, 2015 and December 31, 2014, the Company recorded a payable to the Adviser for administrative services of $110,265 and $113,596, respectively. During the three and nine months ended September 30, 2015 and 2014 the Company incurred administrative expenses allocated from the Adviser of $110,713, $354,236, $181,048 and $509,352, respectively.
The Company will continue to reimburse the Adviser for its allocable share of administrative expenses through the Termination Date.
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
For accounting purposes, as of September 30, 2015, the Company had an amount due from the Adviser of $35,822, representing the amount by which the Company's Adjusted Operating Expenses exceeded $1,125,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. During the three months ended September 30, 2015, the Company recorded a reduction in expenses waived or reimbursed from the Adviser of $68,221. During the nine months ended September 30, 2015, the Company recorded expenses waived or reimbursed from the Adviser of $35,822. During the three and nine months ended

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

September 30, 2015, the Company incurred $45,052 and $447,567, respectively, of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold.
The table set forth below provides a summary of the calculation of Adjusted Operating Expenses and waived or reimbursed expenses from the Adviser for the three and nine months ended September 30, 2015.

	Incurred for the
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total operating expenses	$(393,592)	$1,424,022
Less: Base management fees	321,813	1,027,442
Less: Incentive fees	(1,067,236)	(1,211,809)
Less: Expenses not subject to annualized $1,500,000 adjusted operating expense threshold (1)	45,052	447,567
Adjusted operating expenses (2)	306,779	1,160,822
Adjusted operating expense threshold (3)	375,000	1,125,000
Increase (decrease) in waived or reimbursed expenses from investment adviser	$(68,221)	$35,822
(1) During the three months ended September 30, 2015, the Company incurred $45,052 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold, which consisted of $12,857 in legal and litigation expenses, $22,402 in proxy administrative and solicitation services and $9,793 in other expenses related to the contested proxy campaign in connection with the Company's 2015 Annual Meeting of Stockholders (the "Annual Meeting"). During the nine months ended September 30, 2015, the Company incurred $447,567 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold, which consisted of $305,961 in legal and litigation expenses, $107,861 in proxy administrative and solicitation services and $33,745 in other expenses related to the contested proxy campaign in connection with the Company's Annual Meeting. Costs incurred in relation to the proxy contest are considered extraordinary in nature.
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
To the extent that the Excess Amount calculated for the 2015 fiscal year exceeds the amount of Reimbursable Expenses due and owing by the Company as of December 31, 2015, the Adviser will either pay certain Adjusted Operating Expenses on behalf of the Company or make a payment of such amount to the Company. See Note 13 - Subsequent Events. No such arrangement between the Adviser and the Company existed in 2014.
License Agreement
The Company entered into a sublicense agreement (the "Sublicense Agreement") with the Adviser pursuant to which the Adviser granted the Company a non-exclusive license to use the name "BDCA." Under the Sublicense Agreement, the Company will have a right to use the BDCA name and logo, for so long as the Adviser remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the "BDCA" name or logo. The Sublicense Agreement will remain in effect for so long as the Investment Advisory Agreement with the Adviser is in effect. As a result of the termination of the Investment Advisory Agreement, the Company intends to change its corporate name on or before the Termination Date. See Note 13 - Subsequent Events.
Services Provided by Related Parties
RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of the Adviser, provides the Company with legal services, website design and maintenance and investor relations services.
The following table reflects the related party fees incurred by the Company for the three and nine months ended September 30, 2015 and 2014, and payable to RCS Advisory as of September 30, 2015 and December 31, 2014.

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

	Incurred for the
	Three Months Ended		Nine Months Ended		Payable as of
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	December 31, 2014
Legal services	—	52,116	1,755	52,116	—	23,002
Website design and maintenance	578	3,312	1,733	3,312	578	23,063
Investor relations services	4,005	—	17,955	—	4,005	20,000
Total related party fees	4,583	55,428	21,443	55,428	4,583	66,065
Joint Liability Insurance Agreement
On August 28, 2014, the Company entered into a joint liability insurance agreement with the Adviser which allocates the premium cost of the Company's directors and officers liability insurance policy (the "D&O Policy") and the Company's excess coverage policy (the "Excess Policy") between the Company and the Adviser. The D&O Policy covers the Company's directors and officers, insures the Company against loss that it may be required or permitted to pay as indemnities of the Company's directors and officers, and insures the Company for certain securities claims. The Company also maintains an Excess Policy which provides for excess coverage to the Company's officers and directors in the case of non-indemnifiable claims. The coverages under the D&O Policy and the Excess Policy in certain cases extend to the officers, managers and employees of the Adviser, and to the members of the Adviser’s investment committee. For the policy year ending August 28, 2015, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium has been allocated to and paid by the Adviser.
Note 5 - Equity Offerings
The Company has not issued any shares of its common stock during the nine months ended September 30, 2015. During the year ended December 31, 2014, the Company issued 374,069 shares of its common stock to its stockholders as part of its quarterly distributions declared for the first, second and third quarters of 2014.
Note 6 - Stock Repurchases
On September 22, 2014, the Company's Board of Directors authorized a stock repurchase program of up to $5 million. This stock repurchase program expired on September 22, 2015, without being extended by the Board of Directors.
During the nine months ended September 30, 2015, the Company repurchased 117,510 shares of its common stock at an average price of $4.96 per share, including commissions, for a total cost of $582,468. The Company retired all 117,510 shares of its repurchased common stock during the nine months ended September 30, 2015, with $118 of the total cost of the retired shares charged to common stock and $582,350 charged to additional paid-in capital. The Company's net asset value per share increased by $0.02 per share as a result of the shares repurchased during the nine months ended September 30, 2015. The weighted average discount to net asset value per share of the shares repurchased during the nine months ended September 30, 2015 was 24%.
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
On November 10, 2015, the Board of Directors authorized a stock repurchase program of up to $1 million. See Note 13 - Subsequent Events.
Note 7 - Dividends and Distributions
Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution. The Board of Directors is currently assessing the Company's distribution policy going forward.

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

The following table summarizes the Company’s dividends declared for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital	(1)
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital	(1)
March 26, 2015	September 11, 2015	September 25, 2015	0.15		Return of Capital	(1)
Total - 2015 Dividends			$0.45
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(2)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(2)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(2)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(3)
Total - 2014 Dividends			$0.70
(1) The determination of the tax attributes of the 2015 distributions will be made as of the end of 2015 based upon the Company's net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If the Company had determined the tax attributes of the first, second and third quarter 2015 distributions as of September 30, 2015, 100% of such distributions would be a return of capital.
(2) This dividend was paid in cash and shares of the Company's common stock.
(3) Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2014.
On March 26, 2015, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on April 29, 2015, June 25, 2015 and September 25, 2015, to common stockholders of record on April 15, 2015, June 11, 2015 and September 11, 2015, respectively. A total of approximately $4.4 million was paid to the Company's stockholders in connection with the April 29, 2015, June 25, 2015 and September 25, 2015 distributions. The determination of the tax attributes of the 2015 distributions will be made as of the end of 2015 based upon the Company's net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If the Company had determined the tax attributes of the first, second and third quarter 2015 distributions as of September 30, 2015, 100% of such distributions would be a return of capital.
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
Under the Company's distribution policy, the Company intends to pay quarterly regular distributions (the "Regular Distributions") to its stockholders in an amount determined and declared by the Board of Directors in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to the Company's stockholders each year notwithstanding that the Company is generating net investment losses. Since the Company's current portfolio company investments do not generate current income (i.e., dividends or interest income), the Company does not expect its Regular Distributions to be sourced from net investment income. To the extent the Company's net realized capital gains exceed the aggregate amount of the Regular Distributions for a year, the Board of Directors also intends to declare a special distribution (the "Special Distribution") in December of each year so that the total distributions for the year represent at least 100% of the Company's net realized capital gains. However, the Board of Directors may eliminate or adjust the amount of the Regular and Special Distributions it pays each year based on factors that it deems relevant from time to time including, without limitation, the Company's financial condition,

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

cash availability, maintenance of RIC status, corporate-level income and excise tax planning and compliance with applicable BDC regulations.  Further, the Company intends to pay any distributions entirely in cash.
Because of the unpredictable and inconsistent nature of the net realized capital gains the Company may earn over the next several years, the Regular Distributions are intended to provide a more consistent and predictable return to the Company's stockholders. If the Regular Distributions for the year exceed the Company's net investment income and net realized capital gains, the difference will be distributed from the Company's capital and will constitute a return of capital to its stockholders.
Consistent with the Company's distribution policy, on March 26, 2015, the Board of Directors declared quarterly Regular Distributions for 2015, including a fourth quarter distribution in the amount of $0.15 per share. The record and payment dates for the fourth quarter distribution are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
The Board of Directors has confirmed that the previously declared fourth quarter distribution will be paid based on the record and payment dates set forth above. The Board of Directors is currently assessing the Company's distribution policy. However, the Board of Directors does not currently intend to pay Regular Distributions for 2016.
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
Note 8 - Commitments and Contingencies
In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2015, the Company had not entered into any investment agreements that required it to make a future investment in a portfolio company.
On October 15, 2015, Suniva completed a stock-for-stock merger transaction with SFCE. Pursuant to the merger agreement, the Company is required to indemnify SFCE for certain breaches of warranties and representations made to SFCE, subject to a cap of approximately 12.5% of the merger consideration received by the Company. Any damages payable by the Company would be settled through an adjustment to the number of shares of common stock in the surviving company held by the Company and/or SFCE. See Note 13 - Subsequent Events.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in phases with anticipated distributions occurring in January 2016 and November 2017, net of settlement of any indemnity claims. As of September 30, 2015, the Escrowed Funds were fair valued at $621,498. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
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
On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by the Company. As of December 31, 2014, the Company wrote off its remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of the Company's Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to the Company from the indemnity escrow. On February 26, 2015, the Company sold these released shares resulting in a net realized gain of $6,178. On June 12, 2015, 156 shares of the Company's Millennial Media common stock were released from escrow to pay stockholder indemnity claims. As of September 30, 2015, a total of 375 shares of Millennial Media common stock continued to be held in escrow. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.
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
As of September 30, 2015, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.
Note 9 - Changes in Net Assets Per Share
The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net decrease in net assets resulting from operations	$(5,000,187)	$(3,055,236)	$(7,415,219)	$(3,967,875)
Basic and diluted weighted-average shares outstanding	9,709,456	9,805,871	9,760,384	9,675,623
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.51)	$(0.31)	$(0.76)	$(0.41)
During the three and nine months ended September 30, 2015 and 2014, the Company had no dilutive securities outstanding.

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

Note 10 - Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Per common share data
Net asset value, beginning of period	$6.82	$7.65

Net investment loss (1)(2)	(0.14)	(0.21)
Net realized gain (loss) on investments (1)	(0.12)	0.07
Net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment (1)	(0.50)	(0.27)
Net decrease in net assets resulting from operations	(0.76)	(0.41)

Stockholder distributions:
Stockholder distributions paid from net realized gain	—	(0.07)
Stockholder distributions as a return of capital	(0.45)	(0.23)
Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.30)

Capital stock transactions:
Issuance of common stock (3)	—	(0.05)
Repurchases of common stock (4)	0.02	—
Net increase (decrease) in net assets from capital stock transactions	0.02	(0.05)

Net asset value, end of period	$5.63	$6.89

Ratios and supplemental data:
Per share market price, end of period	$4.69	$5.25
Total return based on change in net asset value (5)	(11.66)%	(6.25)%
Total return based on stock price (6)	4.96%	(10.00)%
Common shares outstanding, end of period	9,676,484	9,922,971
Weighted average common shares outstanding during period	9,760,384	9,675,623
Net assets, end of period	$54,450,450	$68,346,506
Ratio of operating expenses to average net assets (7)	3.71%	4.14%
Ratio of net investment loss to average net assets (7)	(2.92)%	(3.84)%
Weighted average debt per common share (8)	$—	$0.04
Portfolio turnover (9)	1.35%	9.11%
(1) Based on weighted average shares outstanding during the period.
(2) For the nine months ended September 30, 2015, net investment loss per share excluding expenses waived or reimbursed from the Adviser was $0.14. There were no expenses waived or reimbursed from the Adviser for the nine months ended September 30, 2014.
(3) Represents the dilutive effect of issuing common stock below net asset value per share during the period in connection with the payment of the Company's stock dividend distributions during the period. However, for purposes of this presentation, the per share amount attributable to the dilutive effect of issuing common stock below net asset value per share was reduced from $(0.07) to $(0.05) per share to reconcile the change in net asset value per share to the other per share information presented. See Note 7 - Dividends and Distributions.
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
(7) Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. However, incentive fees payable to the Company's investment adviser are not annualized for purposes of calculating the operating expense ratios. The ratio of non-annualized incentive fees to average net assets was (1.95%) and (0.54%) for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, the ratios of operating expenses and net investment loss to average net assets excluding expenses waived or reimbursed from the Adviser were 3.79% and (2.99%), respectively. There were

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

no expenses waived or reimbursed from the Adviser for the nine months ended September 30, 2014. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.
(8) Weighted average debt per common share is calculated as the weighted average debt during the period divided by the weighted average shares outstanding during the period. During the nine months ended September 30, 2015, the Company did not have any debt.
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
The net unrealized appreciation and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$41,403,125	$43,373,786
Funds held in escrow from sale of investment	704,101	809,311
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$42,107,226	$44,183,097

Gross unrealized appreciation on portfolio company investments	$8,867,692	$10,652,218
Gross unrealized depreciation on portfolio company investments	(11,314,331)	(8,184,805)
Gross unrealized depreciation on funds held in escrow from sale of investment	(82,603)	(99,743)
Net unrealized appreciation of portfolio company financial assets	$(2,529,242)	$2,367,670
(1) Includes cumulative PIK interest accreted to principal.
As of September 30, 2015 and December 31, 2014, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of September 30, 2015 and December 31, 2014, the Company had capital loss carryforwards of $1,162,132 and $0, respectively, for federal income tax purposes. The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2012, 2013 and 2014 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2012, 2013 and 2014 state tax years for the Company remain subject to examination by the Colorado Department of Revenue. As of September 30, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the nine months ended September 30, 2015 and the year ended December 31, 2014.
Note 12 - Investments in and Advances to Affiliates
As of September 30, 2015, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment since the Company owned between 5% and 25% of Metabolon's voting securities. The Company had no Controlled Investments. During the nine months ended September 30, 2015, the Company made no advances to Metabolon. The following is a schedule of the Company’s investments in Metabolon for the nine months ended September 30, 2015:

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

			Nine Months Ended September 30, 2015
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2014 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2015 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$7,790,000	$—	$(610,000)	$7,180,000
Total - Non-controlled, Affiliated Investments			$—	$7,790,000	$—	$(610,000)	$7,180,000
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
Note 13 - Subsequent Events
In preparing these financial statements, the Company has evaluated events after September 30, 2015. Except as set forth below, there were no subsequent events since September 30, 2015 that would require adjustment to or additional disclosure in these financial statements.
Termination of Investment Advisory and Administrative Services Agreement
On October 5, 2015, the Board of Directors approved the termination of the Investment Advisory Agreement between the Company and the Adviser effective as of the Termination Date. Following the Termination Date, the Adviser will no longer be obligated to perform investment advisory and administrative services or provide personnel to serve as officers of the Company. Also on October 5, 2015, the Board of Directors determined that the Company will no longer make investments in new venture capital-backed or high growth companies and will now shift its focus to the orderly monetization of the Company’s current holdings. However, the Company may consider making opportunistic follow-on investments in its existing portfolio companies.
The Company will continue to accrue the Base Fee and incentive fees through the Termination Date at which time the Adviser's obligation to provide services to the Company will end. Additionally, the Company will continue to reimburse the Adviser for its allocable share of administrative expenses through the Termination Date.
Following the termination of the Investment Advisory Agreement, the Company and the Adviser will agree on the final amounts due for Base Fees, incentive fees and administrative expense reimbursement as of the Termination Date.  This will include agreement on any waiver of Base Fees and any obligations under the Adjusted Operating Expense threshold program.
As a result of the termination of the Investment Advisory Agreement, the Company intends to change its corporate name on or before the Termination Date.
Portfolio Company Activity
On October 15, 2015, Suniva completed a stock-for-stock merger transaction with SFCE, a Hong Kong Stock Exchange company and a global integrated energy provider. The transaction was effected through the merger of an indirect, wholly owned subsidiary of SFCE with and into Suniva, with Suniva being the surviving company (“Surviving Company”).
As part of the merger, the Surviving Company received US$20 million of equity financing from existing Suniva shareholders and SFCE to support the Surviving Company’s operations and manufacturing expansion plans in the United States. The Company did not participate in the equity financing. Following the merger and the equity financing, the Surviving Company became a majority-owned subsidiary of SFCE.
In the merger, all outstanding shares of preferred stock and common stock of Suniva were cancelled in exchange for the right of certain Suniva stockholders (including the Company) to receive their allocable share of the merger consideration, which will be distributed in shares of SFCE common stock and Surviving Company Class A common stock. The shares of SFCE common stock received by the Company in the merger will be subject to lockup for a period of 90 days following the October 15, 2015 closing date.

BDCA Venture, Inc.
Notes to Financial Statements
September 30, 2015
(Unaudited)

Based on a floor for price protection on SFCE common stock, the final merger consideration and number of shares of SFCE common stock and Surviving Company Class A common stock to be distributed to the Company will be reduced if the aggregate volume weighted average closing price per share of SFCE common stock for the 60 consecutive trading days beginning on the closing date (the “60-day VWAP”) is less than HK$2.88.
As of September 30, 2015, based on the expectation that the merger would be completed and other assumptions, the Company determined the fair value of its interests in Suniva's Series D and F preferred stock based on the estimated value of the SFCE common stock and the Surviving Company Class A common stock that the Company expects to receive for its Suniva securities.
Because the calculation of the final merger consideration and number of shares of SFCE common stock and Surviving Company Class A common stock shares to be distributed to the Company will not be available until on or about January 12, 2016 (i.e., after the 60-day VWAP period), the final value of the SFCE common stock and the Surviving Company Class A common stock may be higher or lower than the estimated value.
Pursuant to the merger agreement, the Company is required to indemnify SFCE for certain breaches of warranties and representations made to SFCE, subject to a cap of approximately 12.5% of the merger consideration received by the Company. Any damages payable by the Company would be settled through an adjustment to the number of shares of common stock in the surviving company held by the Company and/or SFCE.
Engagement of Third Party Administrator
On November 10, 2015, the Board of Directors approved the Company’s engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. The Board of Directors is also negotiating with another third party to provide administrative consulting services to the Company, including the provision of personnel to act as certain executive officers of the Company, including the Chief Executive Officer and Chief Financial Officer, following the Termination Date.
Authorization of Stock Repurchase Program
On November 10, 2015, the Board of Directors authorized a stock repurchase program of up to $1 million. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program will expire on May 10, 2016. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. Important assumptions include the timing of an initial public offerings ("IPO") or strategic sale/merger by our existing portfolio companies and our ability to achieve attractive returns on our investments. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

•	our future operating results;

•	changes in our investment policies and strategies;

•	the impact of the termination of our investment adviser;

•	our ability to obtain ongoing administrative services from one or more third parties on a cost effective basis;

•	our business prospects and the prospects of our existing portfolio companies;

•	the impact of changes in interest rates on our investments;

•	the impact of a protracted decline in the market for IPOs on our business;

•	the impact of a protracted decline in the capital and/or stock market;

•	our ability to sell our investments;

•	our relationships with the management teams of our existing portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which our existing portfolio companies operate;

•
the ability of our existing portfolio companies to achieve their operating performance objectives, to raise additional debt and equity capital to fund future operations, and to complete an IPO or strategic sale/merger within a reasonable time;

•
our ability to find suitable liquid investments which generate current income that would enable us to offset some of our ongoing operating expenses, including costs that we incur to maintain our status as a public reporting and Nasdaq listed company;

•	our ability to make follow-on investments in our existing portfolio companies in order to maintain or enhance the value of our existing positions;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a BDC and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•
our ability to generate realized capital gains from the disposition of our equity investments in existing portfolio companies after they have completed an IPO or in connection with a strategic sale/merger or as part of a privately negotiated transaction;

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
At our 2015 Annual Meeting of Stockholders held on July 9, 2015, our stockholders elected Richard Cohen, Andrew Dakos, Gerald Hellerman and Timothy Keating to serve as our directors until the 2016 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Additionally, at the 2015 Annual Meeting, our stockholders approved a proposal to have our Board of Directors consider adopting a plan to “maximize shareholder value within a reasonable period of time.”
On July 28, 2015, Mr. Keating notified our Board of Directors of his resignation from the Board and as our Chief Executive Officer and President. Our Board of Directors appointed Frederic M. Schweiger to serve as our Chief Executive Officer and President effective July 29, 2015.
On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between the Company and our investment adviser, BDCA Venture Adviser, LLC (our "investment adviser"). The effective date of termination of the Investment Advisory Agreement will be December 6, 2015, unless shortened or extended by mutual written agreement of us and the Adviser (the "Termination Date"). Also on October 5, 2015, our Board of Directors determined that we will no longer make investments in new venture capital-backed or high growth companies and will now shift our focus to the orderly monetization of our current holdings. However, we may consider making opportunistic follow-on investments in its existing portfolio companies. See "-Recent Developments" below.
Our Board of Directors is continuing to assess our Investment Objective and strategy, use of available cash resources and our business operations going forward. Our Board of Directors may also consider using our available cash resources to make suitable liquid investments which generate current income that would enable us to offset some of our ongoing operating expenses, including costs that we incur to maintain our status as a public reporting and Nasdaq-listed company.
For the September 30, 2015 valuation of our portfolio investments that are not publicly traded, an independent valuation firm was used to assist our investment adviser in deriving the valuation of investments in 10 of our private portfolio companies. Beginning with the September 30, 2015 valuation, our Board of Directors also engaged a valuation consultant to assist it in the review and assessment of the valuation of our private portfolio companies.
Pursuant to a directive from our Board of Directors, our investment adviser has agreed that no investment-related decisions or actions by our investment adviser with respect to our portfolio will be made without the prior approval of the Board of Directors.
On November 10, 2015, our Board of Directors approved our engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services to us pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. Our Board of Directors is also negotiating with another third party to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including our Chief Executive Officer and Chief Financial Officer, following the Termination Date. See "-Recent Developments" below.
We have entered into a custody agreement with and have appointed MidFirst Bank, formerly known as Steele Street Bank & Trust, as custodian of our securities.
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

We did not make any portfolio company investments during the nine months ended September 30, 2015.
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
On January 15, 2015, the maturity date of our July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February 15, 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On September 23, 2015, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the Notes.
On March 17, 2015, the maturity date of our BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On September 23, 2015, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the convertible bridge notes.
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
On October 15, 2015, Suniva, Inc., a private portfolio company, completed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange company ("SFCE"), and a global integrated energy provider. In the merger, all outstanding shares of preferred stock and common stock of Suniva were cancelled in exchange for the right of certain Suniva stockholders (including us) to receive their allocable share of the merger consideration, which will be distributed in shares of SFCE common stock and Class A common stock of the private surviving company of the merger transaction. See "-Recent Developments" below.
The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2015 and 2014 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments ("Escrowed Funds") held at the end of each period:

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Millennial Media, Inc.	$—	$—	$(1,298,086)	$(685,065)	$6,178	$—	$(12,240)	$(2,741,189)
Kabam, Inc.	—	—	671,140	(601,140)	—	—	671,140	(291,140)
Tremor Video, Inc.	$—	$—	$—	$—	$(1,182,240)	$1,139,004	$—	$—
Xtime, Inc.	—	—	—	—	13,930	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	—	—	(626,946)	(1,286,205)	(1,162,132)	1,139,004	658,900	(3,032,329)
Portfolio Company Investments Held at End of Period	—	(5,342,009)	—	(872,721)	—	(6,053,056)	—	445,481
Total Portfolio Company Investments	—	(5,342,009)	(626,946)	(2,158,926)	(1,162,132)	(4,914,052)	658,900	(2,586,848)
Funds Held in Escrow from Sale of Investment	—	5,830	—	—	—	17,140	—	—
Total Portfolio Company Financial Assets	$—	$(5,336,179)	$(626,946)	$(2,158,926)	$(1,162,132)	$(4,896,912)	$658,900	$(2,586,848)
Portfolio Composition and Potential Exits
The total value of our investments was $39.0 million at September 30, 2015, compared to $45.8 million at December 31, 2014.
The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$32,937,524	$37,130,000	93.81%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	400,000	1.01%	—	340,000	0.73%
Common Stock	6,088,558	170,000	0.43%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	258,558	580,000	1.47%	238,501	450,000	0.97%
Subordinated Secured Notes	118,488	118,488	0.30%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,403,128	38,398,488	97.02%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	1,999,997	557,998	1.41%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	41,403,125	38,956,486	98.43%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	621,498	1.57%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$42,107,226	$39,577,984	100.00%	$44,183,097	$46,550,767	100.00%
See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

As of September 30, 2015, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies in an unrealized appreciation position is set forth below:

	September 30, 2015
Portfolio Company	Cost	Fair Value	Unrealized Appreciation	Unrealized Appreciation as % of Cost
SilkRoad, Inc.	$6,337,785	$8,750,000	$2,412,215	38%
Metabolon, Inc.	4,000,000	7,180,000	3,180,000	80%
Mode Media Corporation	4,999,999	6,710,000	1,710,001	34%
Deem, Inc.	3,000,000	3,400,000	400,000	13%
Zoosk, Inc.	2,999,999	3,630,000	630,001	21%
Centrify Corporation	2,999,999	3,320,000	320,001	11%
Harvest Power, Inc.	2,904,526	3,120,000	215,474	7%
Total	$27,242,308	$36,110,000	$8,867,692	33%
As of September 30, 2015, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies in an unrealized depreciation position is set forth below:

	September 30, 2015
Portfolio Company	Cost	Fair Value	Unrealized Depreciation	Unrealized Depreciation as % of Cost
BrightSource Energy, Inc.	$3,274,177	$1,598,488	$(1,675,689)	(51)%
Tremor Video, Inc.	1,999,997	557,998	(1,441,999)	(72)%
MBA Polymers, Inc.	2,000,000	360,000	(1,640,000)	(82)%
Suniva, Inc.	2,554,287	330,000	(2,224,287)	(87)%
Agilyx Corporation	4,332,356	—	(4,332,356)	(100)%
Total	$14,160,817	$2,846,486	$(11,314,331)	(80)%
As of September 30, 2015, the unrealized depreciation (or write-down) on our Escrowed Funds was $82,603.
As of September 30, 2015, we held equity investments in 12 portfolio companies, one of which is publicly traded (Tremor Video), and 11 of which are private companies. Based on our quarterly calls with the management of our private portfolio companies, we do not believe that any of our 11 private portfolio companies will complete an IPO or a strategic merger or sale during the next 12 months, other than Suniva. If and when any private portfolio companies complete an IPO, our shares in such portfolio companies would only become eligible for sale following the expiration of post-IPO lockup periods, typically 180 days. We further believe there may be limited opportunities to sell our interests in existing private portfolio companies to third parties in privately negotiated transactions. Accordingly, it is possible that an orderly monetization of our current holdings may take three to five years or more.
We believe there are three factors, among others, that have an impact on the IPO market: (i) volatility, (ii) recent IPO performance, and (iii) equity market trends. During the third quarter of 2015, there was an increase in volatility, a decline in recent IPO performance, and unfavorable equity market trends, all of which we believe may adversely impact the IPO market. If these factors continue to be unfavorable, we believe it may be more difficult for our private portfolio companies to complete an IPO in the future.
Since we do not have any visibility to a strategic merger or sale of any of our portfolio companies for the remainder of 2015 and considering the year-to-date realized loss of approximately $1.2 million from the sale of Tremor Video common stock, we expect to incur a net realized loss for 2015.
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
Set forth below are the results of operations for the three and nine months ended September 30, 2015 and 2014.

Comparison of the Three Months Ended September 30, 2015 and 2014
Investment Income
For the three months ended September 30, 2015 and 2014, we earned interest and dividend income from cash and cash equivalents of $482 and $529, respectively. During the three months ended September 30, 2015, we also earned payment-in-kind ("PIK") interest totaling $10,139 on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource. During the three months ended September 30, 2014, we earned PIK interest totaling $6,426 on our subordinated convertible bridge note investments in BrightSource and Agilyx.
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
The following table shows our PIK loan activity for the three months ended September 30, 2015 and 2014, at cost:

	Three Months Ended September 30,
	2015	2014
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$366,908	$558,219
Addition of PIK loans during period	—	—
PIK interest accreted to principal during period	10,139	6,426
Conversion of PIK loans into equity during the period	—	(332,356)
Payments received from PIK loans during the period	—	(398)
Ending PIK loan balance (inclusive of PIK interest capitalized)	$377,047	$231,891
We did not make any investments in PIK loans during the three months ended September 30, 2015. As of September 30, 2015, the only notes with PIK interest that we held were issued by BrightSource. As of September 30, 2015, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.
During the three months ended September 30, 2014, the subordinated convertible bridge notes of Agilyx that we held in the principal amount of $332,356 were converted into shares of Series E-2 convertible preferred stock. The accrued PIK interest under the Agilyx bridge notes of $398 at the time of conversion was paid in cash.
Operating Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser under the Investment Advisory Agreement, (ii) our allocable portion of overhead and other expenses incurred by our investment adviser, as our administrator, in performing its administrative obligations under the Investment Advisory Agreement, and (iii) other operating costs. Following the Termination Date, we will no longer pay any investment advisory fees or allocated administrative expenses to our investment adviser. Our Board of Directors recently approved the engagement of U.S. Bancorp to provide administrative and fund accounting services to us. Our Board of Directors is also negotiating with another third party to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including our Chief Executive Officer and Chief Financial Officer, following the Termination Date. See "-Recent Developments" below. Following the Termination Date, although we will no longer bear the costs of the various fees and expenses we have paid to our investment adviser under the Investment Advisory Agreement, by engaging third parties to provide administrative and management functions, we will incur additional costs, including those of executive officers that are now paid by our investment adviser or its affiliates.
The composition of our operating expenses for the three months ended September 30, 2015 and 2014, respectively, were as follows:

	Three Months Ended September 30,
	2015	2014	Increase / Decrease
Operating expenses:
Base management fees	$321,813	$375,088	$(53,275)
Incentive fees	(1,067,236)	(557,175)	(510,061)
Administrative expenses allocated from investment adviser	110,713	181,048	(70,335)
Professional fees	91,384	100,168	(8,784)
Directors fees	48,750	31,250	17,500
Stock transfer agent fees	11,761	14,358	(2,597)
Public and investor relations expenses	21,731	4,114	17,617
Travel expenses	1,013	14,828	(13,815)
Marketing and advertising expenses	4,950	8,450	(3,500)
Postage and fulfillment expenses	16,447	6,637	9,810
Printing and production expenses	39	13,962	(13,923)
Interest expense on borrowings	—	6,736	(6,736)
Custody fees	1,500	1,500	—
General and administrative expenses	43,543	75,355	(31,812)
Total operating expenses	(393,592)	276,319	(669,911)
Waived or reimbursed expenses from investment adviser	68,221	—	68,221
Net operating expenses	$(325,371)	$276,319	$(601,690)
Total operating expenses for the three months ended September 30, 2015 and 2014 were $(393,592) and $276,319, respectively, a decrease of $669,911 compared to the prior period.
Total operating expenses, excluding base management fees and incentive fees, for the three months ended September 30, 2015 and 2014 were $351,831 and $458,406, respectively, a decrease of $106,575 compared to the prior period. This decrease was due primarily to decreases in administrative expenses allocated from our investment adviser which were partially offset by increases in legal and litigation expenses of $12,857, proxy administrative and solicitation services of $22,402, and other expenses of $9,793, all related to the contested proxy campaign in connection with our 2015 Annual Meeting of Stockholders (the "Annual Meeting").
Base management fees for the three months ended September 30, 2015 and 2014 were $321,813 and $375,088, respectively, a decrease of $53,275 compared to the prior period. For the three months ended September 30, 2015 and 2014, we recorded a reduction of accrued incentive fees of $1,067,236 and $557,175, a decrease of $510,061 compared to the prior period. No incentive fees were earned for the three months ended September 30, 2015 and 2014. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of our incentive fees.
Administrative expenses allocated from our investment adviser for the three months ended September 30, 2015 and 2014 were $110,713 and $181,048, respectively, a decrease of $70,335 compared to the prior period which was a result of decreased allocations of adviser expenses. For the three months ended September 30, 2015, we recorded a reduction in expenses waived or reimbursed from our investment adviser in the amount of $68,221, representing the amount by which our Adjusted Operating Expenses (as defined below) for the three months ended September 30, 2015 were less than $375,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. There were no expenses waived or reimbursed from our investment adviser for the three months ended September 30, 2014 as no such arrangement between us and our investment adviser existed in 2014. See "-Related Party Agreements and Transactions" below.
Professional fees for the three months ended September 30, 2015 and 2014 were $91,384 and $100,168, respectively, a decrease of $8,784 compared to the prior period due primarily to a decrease in non-proxy contest related legal fees of $18,080 partially offset by an increase in legal and litigation expenses of $12,857 related to the contested proxy campaign in connection with our Annual Meeting compared to the prior period.
Directors fees for the three months ended September 30, 2015 and 2014 were $48,750 and $31,250, respectively, an increase of $17,500 compared to the prior period due primarily to the payment of directors fees to: (i) the incumbent Board of Directors prior to our Annual Meeting during July 2015, and (ii) our new Board of Directors in August 2015 following their election at our Annual Meeting.
Public and investor relations expenses for the three months ended September 30, 2015 and 2014 were $21,731 and $4,114, respectively, an increase of $17,617 compared to the prior period due primarily to an increase in proxy administrative and solicitation services of $22,402 related to the contested proxy campaign in connection with our Annual Meeting, partially offset by a decrease in stockholder calls and webinar expenses compared to the prior period.

Net Investment Income (Loss)
Net investment income three months ended September 30, 2015 was $335,992 compared to net investment loss for the three months ended September 30, 2014 of $269,364. The increase of $605,356 in net investment income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily attributable to decreases in accrued incentive fees and administrative expenses allocated from the investment adviser during the three months ended September 30, 2015, which were partially offset by increases in directors fees and public and investor relations expenses related to the contested proxy campaign in connection with our Annual Meeting during the three months ended September 30, 2015, as discussed above.
Basic and diluted net investment income per common share outstanding was $0.03 for the three months ended September 30, 2015 compared to basic and diluted net investment loss per common share outstanding of $0.03 for the three months ended September 30, 2014. The weighted average common shares outstanding for the three months ended September 30, 2015 and 2014 were 9,709,456 and 9,805,871, respectively.
Net Realized Loss
For the three months ended September 30, 2015 and 2014, net realized loss totaled $0 and $626,946, respectively. We did not complete any sales of portfolio company investments during the three months ended September 30, 2015. During the three months ended September 30, 2014, we sold our entire position in Kabam and 696,735 shares of Millennial Media.
For additional information regarding the investment cost, net proceeds and net realized loss for the portfolio company position sold by us during the three months ended September 30, 2015, see "-Portfolio Activity" above.
Net Decrease in Unrealized Appreciation
For the three months ended September 30, 2015, the net decrease in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $5,336,179. For the three months ended September 30, 2014, the net decrease in unrealized appreciation on portfolio company investments totaled $2,158,926. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of September 30, 2015 and June 30, 2015, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net decrease in unrealized appreciation of $5,336,179 for the three months ended September 30, 2015, or $0.54 per common share outstanding during the period:

	September 30, 2015			June 30, 2015			Quarter to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Harvest Power, Inc.	$2,904,526	$3,120,000	$215,474	$2,904,526	$3,020,000	$115,474	$100,000	$0.01
BrightSource Energy, Inc.	3,274,177	1,598,488	(1,675,689)	3,264,037	1,565,358	(1,698,679)	22,990	*
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—	—
Centrify Corporation	2,999,999	3,320,000	320,001	2,999,999	3,540,000	540,001	(220,000)	(0.02)
Tremor Video, Inc.	1,999,997	557,998	(1,441,999)	1,999,997	872,997	(1,127,000)	(314,999)	(0.03)
Zoosk, Inc.	2,999,999	3,630,000	630,001	2,999,999	3,970,000	970,001	(340,000)	(0.03)
Deem, Inc.	3,000,000	3,400,000	400,000	3,000,000	3,770,000	770,000	(370,000)	(0.04)
Metabolon, Inc.	4,000,000	7,180,000	3,180,000	4,000,000	7,590,000	3,590,000	(410,000)	(0.04)
SilkRoad, Inc.	6,337,785	8,750,000	2,412,215	6,337,785	9,360,000	3,022,215	(610,000)	(0.06)
Mode Media Corporation	4,999,999	6,710,000	1,710,001	4,999,999	7,500,000	2,500,001	(790,000)	(0.08)
MBA Polymers, Inc.	2,000,000	360,000	(1,640,000)	2,000,000	1,420,000	(580,000)	(1,060,000)	(0.11)
Suniva, Inc.	2,554,287	330,000	(2,224,287)	2,554,287	1,680,000	(874,287)	(1,350,000)	(0.14)
Total Portfolio Company Investments	41,403,125	38,956,486	(2,446,639)	41,392,985	44,288,355	2,895,370	(5,342,009)	(0.54)
Funds held in escrow from sale of investment	704,101	621,498	(82,603)	704,101	615,668	(88,433)	5,830	*
Total Portfolio Company Financial Assets	$42,107,226	$39,577,984	$(2,529,242)	$42,097,086	$44,904,023	$2,806,937	$(5,336,179)	$(0.54)
* Per share amount less than $0.01 per share.
(1) Per share amounts based on weighted-average shares outstanding of 9,709,456 during the three months ended September 30, 2015.
The net increase in unrealized depreciation in Tremor Video, a publicly traded company, during the three months ended September 30, 2015 reflects the change in the market price for this portfolio company.

Net Decrease in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the three months ended September 30, 2015 was $5,000,187, which included a net decrease in unrealized appreciation of $5,336,179 during such period, compared to a net decrease in our net assets resulting from operations for the three months ended September 30, 2014 of $3,055,236, which included a net realized loss of $626,946 and a net decrease in unrealized appreciation of $2,158,926 during such period.
Basic and diluted net decrease in net assets resulting from operations per common share was $0.51 for the three months ended September 30, 2015, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.31 per common share for the three months ended September 30, 2014. The weighted average common shares outstanding for the three months ended September 30, 2015 and 2014 were 9,709,456 and 9,805,871, respectively.
Comparison of the Nine Months Ended September 30, 2015 and 2014
Investment Income
For the nine months ended September 30, 2015 and 2014, we earned interest and dividend income from cash and cash equivalents of $2,681 and $1,843, respectively. During the nine months ended September 30, 2015, we also earned PIK interest totaling $29,344 on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource. During the nine months ended September 30, 2014, we earned PIK interest totaling $58,651 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx.
The following table shows our PIK loan activity for the nine months ended September 30, 2015 and 2014, at cost:

	Nine Months Ended September 30,
	2015	2014
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$347,703	$1,242,569
Addition of PIK loans during period	—	332,357
PIK interest accreted to principal during period	29,344	58,651
Conversion of PIK loans into equity during the period	—	(1,401,288)
Payments received from PIK loans during the period	—	(398)
Ending PIK loan balance (inclusive of PIK interest capitalized)	$377,047	$231,891
We did not make any investments in PIK loans during the nine months ended September 30, 2015. As of September 30, 2015, the only notes with PIK interest that we held were issued by BrightSource. As of September 30, 2015, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.
During the nine months ended September 30, 2014, we invested in the subordinated convertible bridge notes of Agilyx which, during the same period, were subsequently converted into shares of Series E-2 convertible preferred stock. We also received shares of SilkRoad's Series D-1 convertible preferred stock upon the conversion of the $1,000,000 convertible bridge note issued to us by SilkRoad, including the PIK interest of $68,932 which was also converted.
Operating Expenses
The composition of our operating expenses for the nine months ended September 30, 2015 and 2014, respectively, were as follows:

	Nine Months Ended September 30,
	2015	2014	Increase / Decrease
Operating expenses:
Base management fees	$1,027,442	$1,116,534	$(89,092)
Incentive fees	(1,211,809)	(385,589)	(826,220)
Administrative expenses allocated from investment adviser	354,236	509,352	(155,116)
Professional fees	727,134	289,317	437,817
Directors fees	105,000	81,250	23,750
Stock transfer agent fees	39,636	40,266	(630)
Public and investor relations expenses	135,733	59,913	75,820
Travel expenses	17,118	62,882	(45,764)
Marketing and advertising expenses	14,850	40,797	(25,947)
Postage and fulfillment expenses	33,713	28,710	5,003
Printing and production expenses	20,517	41,644	(21,127)
Interest expense on borrowings	—	6,736	(6,736)
Custody fees	4,500	4,500	—
General and administrative expenses	155,952	204,109	(48,157)
Total operating expenses	1,424,022	2,100,421	(676,399)
Waived or reimbursed expenses from investment adviser	(35,822)	—	(35,822)
Net operating expenses	$1,388,200	$2,100,421	$(712,221)
Total operating expenses for the nine months ended September 30, 2015 and 2014 were $1,424,022 and $2,100,421, respectively, a decrease of $676,399 compared to the prior period.
Total operating expenses, excluding base management fees and incentive fees, for the nine months ended September 30, 2015 and 2014 were $1,608,389 and $1,369,476, respectively, an increase of $238,913 compared to the prior period. This increase was due primarily to increases in legal and litigation expenses of $305,961and proxy administrative and solicitation services of $107,861, each related to the contested proxy campaign in connection with our Annual Meeting, as well as audit fees of $146,672 as a result of the resignation of our former auditor and the appointment of a new auditor, partially offset by reductions in allocated administrative expenses allocated from our investment adviser and other operating expense categories.
Base management fees for the nine months ended September 30, 2015 and 2014 were $1,027,442 and $1,116,534, respectively, a decrease of $89,092 compared to the prior period. For the nine months ended September 30, 2015 and 2014, we recorded a reduction of accrued incentive fees of $1,211,809 and $385,589, respectively, a decrease of $826,220 compared to the prior period. No incentive fees were earned for the nine months ended September 30, 2015 and 2014. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of our incentive fees.
Administrative expenses allocated from our investment adviser for the nine months ended September 30, 2015 and 2014 were $354,236 and $509,352, respectively, a decrease of $155,116 compared to the prior period which was a result of decreased allocations of adviser expenses. For the nine months ended September 30, 2015, we recorded expenses waived or reimbursed from our investment adviser in the amount of $35,822 representing the amount by which our Adjusted Operating Expenses (as defined below) for the nine months ended September 30, 2015 exceeded $1,125,000, or the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. There were no expenses waived or reimbursed from our investment adviser for the nine months ended September 30, 2014 as no such arrangement between us and our investment adviser existed in 2014. See "-Related Party Agreements and Transactions" below.
Professional fees for the nine months ended September 30, 2015 and 2014 were $727,134 and $289,317, respectively, an increase of $437,817 compared to the prior period due primarily to increases in: (i) legal and litigation expenses of $305,961 related to the contested proxy campaign in connection with our Annual Meeting, and (ii) audit fees of $146,672 as a result of the resignation of our former auditor and the appointment of a new auditor compared to the prior period.
Public and investor relations expenses for the nine months ended September 30, 2015 and 2014 were $135,733 and $59,913, respectively, an increase of $75,820 compared to the prior period due primarily to increases in proxy administrative and solicitation services of $107,861 related to the contested proxy campaign in connection with our Annual Meeting and investor relations services of $17,955, partially offset by a decrease in seminar and conference registration fees of $39,850.
The decrease of $25,947 in marketing and advertising expenses was primarily the result of a decrease in web-based advertising compared to the prior period.
The increase of $23,750 in directors’ fees for the nine months ended September 30, 2015 was primarily the result of the payment of directors fees to: (i) the incumbent Board of Directors prior to our Annual Meeting during July 2015, and (ii) our new

Board of Directors in August 2015 following their election at our Annual Meeting.
Net Investment Loss
Net investment losses for the nine months ended September 30, 2015 and 2014 were $1,356,175 and $2,039,927, respectively. The decrease of $683,752 in net investment loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily attributable to decreases in accrued incentive fees and administrative expenses allocated from our investment adviser during the nine months ended September 30, 2015, which were partially offset by increases in professional fees and public and investor relations expenses related to the contested proxy campaign in connection with our Annual Meeting during the nine months ended September 30, 2015, as discussed above.
Basic and diluted net investment loss per common share outstanding was $0.14 for the nine months ended September 30, 2015 compared to basic and diluted net investment loss per common share outstanding of $0.21 for the nine months ended September 30, 2014. The weighted average common shares outstanding for the nine months ended September 30, 2015 and 2014 were 9,760,384 and 9,675,623, respectively.
Net Realized Gain (Loss)
For the nine months ended September 30, 2015, net realized loss totaled $1,162,132. During the nine months ended September 30, 2015, we sold 300,000 shares of Tremor Video common stock. During the same period, we also sold 3,986 shares of previously written-off Millennial Media common stock which had been released from the indemnity escrow and received additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration.
For the nine months ended September 30, 2014, net realized gain on investments totaled $658,900. During the nine months ended September 30, 2014, we sold our entire position of Kabam and 1,112,699 shares of Millennial Media common stock.
For additional information regarding the investment cost, net proceeds and net realized gain (loss) for each of the portfolio company positions sold by us during the nine months ended September 30, 2015, see "-Portfolio Activity" above.
Net Decrease in Unrealized Appreciation
For the nine months ended September 30, 2015, the net decrease in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $4,896,912. For the nine months ended September 30, 2014, the net decrease in unrealized appreciation on portfolio company investments totaled $2,586,848. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of September 30, 2015 and December 31, 2014, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net decrease in unrealized appreciation of $4,896,912 for the nine months ended September 30, 2015, or $0.50 per common share outstanding during the period:

	September 30, 2015			December 31, 2014			Year to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Tremor Video, Inc.	$1,999,997	$557,998	$(1,441,999)	$4,000,001	$1,721,997	$(2,278,004)	$836,005	$0.09
Harvest Power, Inc.	2,904,526	3,120,000	215,474	2,904,526	2,620,000	(284,526)	500,000	0.05
BrightSource Energy, Inc.	3,274,177	1,598,488	(1,675,689)	3,244,834	1,389,202	(1,855,632)	179,943	0.02
Centrify Corporation	2,999,999	3,320,000	320,001	2,999,999	3,310,000	310,001	10,000	*
SilkRoad, Inc.	6,337,785	8,750,000	2,412,215	6,337,785	8,860,000	2,522,215	(110,000)	(0.01)
Mode Media Corporation	4,999,999	6,710,000	1,710,001	4,999,999	6,850,000	1,850,001	(140,000)	(0.01)
Zoosk, Inc.	2,999,999	3,630,000	630,001	2,999,999	3,790,000	790,001	(160,000)	(0.02)
Metabolon, Inc.	4,000,000	7,180,000	3,180,000	4,000,000	7,790,000	3,790,000	(610,000)	(0.06)
Deem, Inc.	3,000,000	3,400,000	400,000	3,000,000	4,290,000	1,290,000	(890,000)	(0.09)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	1,380,000	(2,952,356)	(1,380,000)	(0.14)
Suniva, Inc.	2,554,287	330,000	(2,224,287)	2,554,287	1,740,000	(814,287)	(1,410,000)	(0.15)
MBA Polymers, Inc.	2,000,000	360,000	(1,640,000)	2,000,000	2,100,000	100,000	(1,740,000)	(0.18)
Total Portfolio Company Investments	41,403,125	38,956,486	(2,446,639)	43,373,786	45,841,199	2,467,413	(4,914,052)	(0.50)
Funds held in escrow from sale of investment	704,101	621,498	(82,603)	809,311	709,568	(99,743)	17,140	*
Total Portfolio Company Financial Assets	$42,107,226	$39,577,984	$(2,529,242)	$44,183,097	$46,550,767	$2,367,670	$(4,896,912)	$(0.50)
* Per share amount less than $0.01 per share.
(1) Per share amounts based on weighted-average shares outstanding of 9,760,384 during the nine months ended September 30, 2015.

The net decrease in unrealized depreciation in Tremor Video, a publicly traded company, during the nine months ended September 30, 2015 is comprised of: (i) the net decrease (reversal) of unrealized depreciation of $1,139,004 on the shares of Tremor Video we sold during the period for which we realized a net loss of $1,182,240, and (ii) the change in market price for the shares of Tremor Video we continue to hold, representing a net increase in unrealized depreciation of $302,999.
Net Decrease in Net Assets Resulting From Operations and Per Share Information
The net decrease in our net assets resulting from operations for the nine months ended September 30, 2015 was $7,415,219, which included a net realized loss of $1,162,132 and a net decrease in unrealized appreciation of $4,896,912 during such period, compared to a net decrease in our net assets resulting from operations for the nine months ended September 30, 2014 of $3,967,875, which included a net realized gain of $658,900 and a net decrease in unrealized appreciation of $2,586,848 during such period.
Basic and diluted net decrease in net assets resulting from operations per common share was $0.76 for the nine months ended September 30, 2015, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.41 per common share for the nine months ended September 30, 2014. The weighted average common shares outstanding for the nine months ended September 30, 2015 and 2014 were 9,760,384 and 9,675,623, respectively.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2015, we had cash and cash equivalents of $16.2 million as compared to $27.4 million as of December 31, 2014. The decrease of $11.3 million in cash and cash equivalents during the nine months ended September 30, 2015 was primarily the result of: (i) our fourth quarter 2014 cash distribution to stockholders of $3.9 million sourced from long-term capital gain and paid in 2015, (ii) our first, second and third quarter 2015 cash distributions totaling $4.4 million, (iii) repurchases of our common stock totaling $0.6 million, and (iv) net cash used in operating activities of $2.4 million during the nine months ended September 30, 2015.
As of September 30, 2015, we had no indebtedness and total accounts payable and accrued expenses of $1.4 million, including amounts owed to our investment adviser. As of September 30, 2015, amounts owed to our investment adviser consisted of $321,813 of base management fees, $110,265 of administrative expenses and $918,635 of accrued theoretical incentive fees. No earned incentive fees were payable to our investment adviser as of September 30, 2015. For accounting purposes only, we are required under U.S. GAAP to accrue a theoretical incentive fee which assumes all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to our investment adviser. As of December 31, 2014, we had no indebtedness and total accounts payable and accrued expenses of $7.2 million, including amounts owed to our investment adviser. As of December 31, 2014, amounts owed to our investment adviser consisted of $354,633 of base management fees, $113,596 of administrative expenses, $635,241 of earned incentive fees for the 2014 year and $2,130,443 of accrued theoretical incentive fees. We paid the earned incentives for the 2014 year in March 2015. The amount of earned incentive fees actually payable to our investment adviser as of December 31, 2014 is consistent with the Advisers Act and the formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized appreciation.
Our Board of Directors is currently assessing our use of available cash resources going forward. Our Board of Directors will no longer make investments in new venture capital-backed or high growth companies and will now shift our focus to the orderly monetization of our current holdings. However, we may consider making opportunistic follow-on investments in our existing portfolio companies. Our Board of Directors may also consider using our available cash resources to make suitable liquid investments which generate current income that would enable us to offset some of our ongoing operating expenses. See "-Recent Developments" below.
Capital Raising
As of September 30, 2015, we had 9,676,484 shares of our common stock issued and outstanding.
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
Regulatory Compliance
Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. As of September 30, 2015, we did not meet the 50% Threshold, however, such failure was due to fluctuations in the value of our assets. Accordingly, we satisfied the diversification test as of September 30, 2015.
To maintain our status as a RIC for tax purposes, we purchased $20 million of short-term U.S. Treasury bills ("T-Bills") on September 24, 2014. We financed the purchase of these T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term borrowing financed through a margin account agreement with National Financial Services, LLC. The $20 million of T-Bills were pledged as collateral for the short-term borrowing. On October 3, 2014, we sold the T-Bills for a realized loss of $94 and repaid the short-term borrowing in full together with accrued interest.
Distributions
Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution. We may fund cash distributions to stockholders from any sources of funds available to us. We have not established limits on the amount of funds we may use from available sources to make distributions.
The following table summarizes our dividends declared for the nine months ended September 30, 2015 and the years ended 2014, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital	(1)
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital	(1)
March 26, 2015	September 11, 2015	September 25, 2015	$0.15		Return of Capital	(1)
Total - 2015 Dividends			0.45
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	0.10	(2)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(2)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(2)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains	(3)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains	(4)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital	(5)
Total - 2011 Dividends			0.13
Total - Cumulative			$1.80
(1) The determination of the tax attributes of our 2015 distributions will be made as of the end of 2015 based upon our net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If we had determined the tax attributes of our first, second and third quarter 2015 distributions as of September 30, 2015, 100% of such distributions would be a return of capital.
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
On March 26, 2015, our Board of Directors declared cash distributions of $0.15 per share, which were paid on April 29, 2015, June 25, 2015 and September 25, 2015, to common stockholders of record on April 15, 2015, June 11, 2015 and September 11, 2015, respectively. A total of approximately $4.4 million was paid to our stockholders in connection with the April 29, 2015, June 25, 2015 and September 25, 2015 distributions. The determination of the tax attributes of our 2015 distributions will be made as of the end of 2015 based upon our net realized gain for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the 2015 distributions for a full year. If we had determined the tax attributes of our first, second and third quarter 2015 distributions as of September 30, 2015, 100% of such distributions would be a return of capital.
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
Under our distribution policy, we intend to pay quarterly distributions (the "Regular Distributions") to our stockholders in an amount determined and declared by the Board in the first quarter of each year. The Regular Distributions are intended to provide a minimum level of distributions to our stockholders each year notwithstanding that we are generating net investment losses. Since our current portfolio company investments do not generate current income (i.e., dividends or interest income), we do not expect our Regular Distributions to be sourced from net investment income. To the extent our net realized capital gains exceed the aggregate amount of our Regular Distributions for a year, our Board of Directors also intends to declare a special distribution in December of each year (the "Special Distribution") so that the total distributions for the year represent at least 100% of our net realized capital gains. However, our Board of Directors may eliminate or adjust the amount of the Regular and Special Distributions we pay each year based on other factors that it deems relevant from time to time including, without limitation, our financial condition, cash availability, maintenance of our RIC status, corporate-level income and excise tax planning, and compliance with applicable BDC regulations.  Further, we intend to pay any distributions entirely in cash.
Because of the unpredictable and inconsistent nature of the net realized capital gains we may earn over the next several years, the Regular Distributions are intended to provide a more consistent and predictable return to our stockholders. If our Regular Distributions for the year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our common stock.  A return of capital does also not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets available for investments. Due to the uncertainty of our current portfolio companies achieving a liquidity event and our ability to sell our positions at a gain following a liquidity event, as well as the uncertainty of when, if ever, we may be able to generate net investment income, we can give no assurance that we will be able to earn net investment income or net realized capital gains during the year from which we can pay distributions.  Furthermore, we can give no assurance that we will achieve investment results or maintain a tax status that will allow us to pay distributions from year-to-year. Our ability to pay distributions will be based on our portfolio companies achieving a liquidity event and our ability to sell our publicly traded portfolio positions at a gain.  There is no assurance that our current portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments.  Our ability to pay distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.
Consistent with our distribution policy, on March 26, 2015, our Board of Directors declared quarterly Regular Distributions for 2015, including a fourth quarter distribution in the amount of $0.15 per share. The record and payment dates for this fourth quarter distribution are as follows:

Regular Distributions	Amount Per Share	Record Date	Payment Date
Fourth Quarter	$0.15	December 4, 2015	December 18, 2015
Our Board of Directors has confirmed that the previously declared fourth quarter distribution will be paid based on the record and payment dates set forth above. Our Board of Directors is currently assessing our distribution policy. However, our Board of Directors does not currently intend to pay Regular Distributions for 2016.
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
Stock Repurchases
On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million. This stock repurchase program expired on September 22, 2015, without being extended by the Board of Directors.
During the nine months ended September 30, 2015, we repurchased 117,510 shares of our common stock at an average price of $4.96 per share, including commissions, for a total cost of $582,468. We retired all 117,510 shares of our repurchased common stock during the nine months ended September 30, 2015, with $118 of the total cost of the retired shares charged to common stock and $582,350 charged to additional paid-in capital. Our net asset value per share increased by $0.02 per share as a result of the shares repurchased during the nine months ended September 30, 2015. The weighted average discount to net asset value per share of the shares repurchased during the nine months ended September 30, 2015 was 24%.
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

On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million. See "-Recent Developments" below.
Commitments and Contingencies
In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2015, we had not entered into any investment agreements, which required us to make a future investment in a portfolio company.
On October 15, 2015, Suniva completed a stock-for-stock merger transaction with SFCE. Pursuant to the merger agreement, we are required to indemnify SFCE for certain breaches of warranties and representations made to SFCE, subject to a cap of approximately 12.5% of the merger consideration received by us. Any damages payable by us would be settled through an adjustment to the number of shares of common stock in the surviving company held by us and/or SFCE. See "-Recent Developments" below.
On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. The remaining funds held in the Xtime escrow are expected to be released in phases with anticipated distributions occurring January of 2016 and November of 2017, net of settlement of any indemnity claims. As of September 30, 2015, the Escrowed Funds were fair valued at $621,498. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
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
On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by us. As of December 31, 2014, we wrote off the remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on actual indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of our Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to us from the indemnity escrow. On February 26, 2015, we sold these released shares resulting in a net realized gain of $6,178. On June 12, 2015, 156 shares of our Millennial Media common stock were released from escrow to pay stockholder indemnity claims. As of September 30, 2015, a total of 375 shares of Millennial Media common stock continued to be held in escrow. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata share of any damages for certain types of indemnity claims not to exceed the consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.
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

As of September 30, 2015, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.
Recent Developments
Termination of Investment Advisory and Administrative Services Agreement
On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory Agreement between us and our investment adviser effective as of the Termination Date. Following the Termination Date, our investment adviser will no longer be obligated to perform investment advisory and administrative services or provide personnel to serve as our officers.
Also on October 5, 2015, our Board of Directors determined that we will no longer make investments in new venture capital-backed or high growth companies and will now shift our focus to the orderly monetization of our current holdings. However, we may consider making opportunistic follow-on investments in our existing portfolio companies.
We will continue to accrue the base management fee ("Base Fee") and incentive fees under the Investment Advisory Agreement through the Termination Date at which time our investment adviser's obligation to provide services to us will end. Additionally, we will continue to reimburse our investment adviser for our allocable share of administrative expenses through the Termination Date.
Following the termination of the Investment Advisory Agreement, we and our investment adviser will agree on the final amounts due for Base Fees, incentive fees and administrative expense reimbursement as of the Termination Date. This will include agreement on any waiver of Base Fees and any obligations under the Adjusted Operating Expense threshold program. See "-Related Party Agreements and Transactions" below.
As a result of the termination of the Investment Advisory Agreement, we intend to change our corporate name on or before the Termination Date.
Portfolio Company Activity
On October 15, 2015, Suniva completed a stock-for-stock merger transaction with SFCE, a Hong Kong Stock Exchange company and a global integrated energy provider. The transaction was effected through the merger of an indirect, wholly owned subsidiary of SFCE with and into Suniva, with Suniva being the surviving company (“Surviving Company”).
As part of the merger, the Surviving Company received US$20 million of equity financing from existing Suniva shareholders and SFCE to support the Surviving Company’s operations and manufacturing expansion plans in the United States. We did not participate in the equity financing. Following the merger and the equity financing, the Surviving Company became a majority-owned subsidiary of SFCE.
In the merger, all outstanding shares of preferred stock and common stock of Suniva were cancelled in exchange for the right of certain Suniva stockholders (including us) to receive their allocable share of the merger consideration, which will be distributed in shares of SFCE common stock and Surviving Company Class A common stock. The shares of SFCE common stock received by us in the merger will be subject to lockup for a period of 90 days following the October 15, 2015 closing date.
Based on a floor for price protection on SFCE common stock, the final merger consideration and number of shares of SFCE common stock and Surviving Company Class A common stock to be distributed to us will be reduced if the aggregate volume weighted average closing price per share of SFCE common stock for the 60 consecutive trading days beginning on the closing date (the “60-day VWAP”) is less than HK$2.88.
As of September 30, 2015, based on the expectation that the merger would be completed and other assumptions, we determined the fair value of our interests in Suniva's Series D and F preferred stock based on the estimated value of the SFCE common stock and the Surviving Company Class A common stock that we expect to receive for our Suniva securities.
Because the calculation of the final merger consideration and number of shares of SFCE common stock and Surviving Company Class A common stock shares to be distributed to us will not be available until on or about January 12, 2016 (i.e., after the 60-day VWAP period), the final value of the SFCE common stock and the Surviving Company Class A common stock may be higher or lower than the estimated value.
Pursuant to the merger agreement, we are required to indemnify SFCE for certain breaches of warranties and representations made to SFCE, subject to a cap of approximately 12.5% of the merger consideration received by us. Any damages payable by us would be settled through an adjustment to the number of shares of common stock in the surviving company held by us and/or SFCE.
Engagement of Third Party Administrator
On November 10, 2015, our Board of Directors approved our engagement of US Bancorp to provide administration and accounting services to us pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. Our Board of Directors is also negotiating with another third party to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including our Chief Executive Officer and Chief Financial Officer, following the Termination Date.
Authorization of Stock Repurchase Program
On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program will expire on May 10, 2016. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
Off Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements.
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
If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of September 30, 2015, approximately 99% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.
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
We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of investment opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.  While a debt offering could raise additional capital for investment, we would need to carefully weigh the interest expense of the debt relative to the expected return on the invested capital.  There is no assurance that any return from investments funded by debt would cover the interest expense associated with the debt, which could adversely impact stockholders. Further, any interest expense associated with a debt offering would increase our operating expenses, which continue to be high compared to our peers because of our comparatively lower capital base. We do not currently anticipate issuing any preferred stock, although we could do so if our Board of Directors determines that it is in our best interest and the best interests of our stockholders.  The costs associated with any borrowing or preferred stock issuance will be indirectly borne by our common stockholders.
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
Our proxy voting decisions have been made by our investment adviser. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he is aware of and any contact that he has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, BDCA Venture, Inc., 405 Park Avenue, New York, NY 10022.
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
Related Party Agreements and Transactions
On October 5, 2015, our Board of Directors implemented the initial phase of its plan to attempt to maximize value for our stockholders by approving the termination of the Investment Advisory Agreement between us and our investment adviser effective as of the Termination Date. See "-Recent Developments" above.
Pursuant to the Investment Advisory Agreement, our investment adviser agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. A more detailed description of the Investment Advisory Agreement, the services provided to us by our investment adviser and the fees we pay to our investment adviser is discussed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC.
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
As a BDC, we may be limited in our ability to invest in any portfolio company in which BDCA, BDCA II or any other investment account managed by investment advisers affiliated with our investment adviser or any of its affiliates has an investment unless we obtain exemptive relief from the SEC, which we do not intend to pursue.
Our investment adviser has also granted us a non-exclusive license to use the name "BDCA." Under our sublicense agreement, we have a right to use the BDCA name and logo, for so long as our investment adviser remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "BDCA" name or logo. The sublicense agreement will remain in effect for so long as the Investment Advisory Agreement with our investment adviser is in effect. As a result of the termination of the Investment Advisory Agreement, we intend to change our corporate name on or before the Termination Date. See "-Recent Developments" above.
Beginning October 1, 2014 and continuing through September 30, 2016 (the "Term"), our investment adviser has agreed to defer the payment of base management fees ("Base Fees") to our investment adviser unless and until we realize net capital gains equal to two times the Base Fees due (the "Program"). When determining the deferral amount, the Base Fees and net realized capital gains will be calculated on a cumulative basis over the Term. At the end of the Term of the Program, our investment adviser agrees to waive, without recourse against or reimbursement by us, any Base Fees previously deferred and not paid during the Program. Prior to September 30, 2016, our investment adviser may, in its sole discretion, extend the Term of the Program by written notice to us. As of September 30, 2015, no Base Fees had been deferred under the Program. See "-Recent Developments" above.
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
For accounting purposes, as of September 30, 2015, we recorded an amount due from our investment adviser of $35,822 representing the amount by which our Adjusted Operating Expenses for the nine months ended September 30, 2015 exceeded $1,125,000, or the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the nine months ended September 30, 2015. During the three months ended September 30, 2015, we recorded a reduction in expenses waived or reimbursed from our investment adviser of $68,221. During the nine months ended September 30, 2015, we recorded expenses waived or reimbursed from our investment adviser of $35,822. During the three and nine months ended September 30, 2015, we incurred $45,052 and $447,567, respectively, of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold.
The table set forth below provides a summary of the calculation of Adjusted Operating Expenses and waived or reimbursed expenses from our investment adviser for the three and nine months ended September 30, 2015:

	Incurred for the
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total operating expenses	$(393,592)	$1,424,022
Less: Base management fees	321,813	1,027,442
Less: Incentive fees	(1,067,236)	(1,211,809)
Less: Expenses not subject to annualized $1,500,000 adjusted operating expense threshold (1)	45,052	447,567
Adjusted operating expenses (2)	306,779	1,160,822
Adjusted operating expense threshold (3)	375,000	1,125,000
Increase (decrease) in waived or reimbursed expenses from investment adviser	$(68,221)	$35,822
(1) During the three months ended September 30, 2015, we incurred $45,052 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold, which consisted of $12,857 in legal and litigation expenses, $22,402 in proxy administrative and solicitation services and $9,793 in other expenses related to the contested proxy campaign in connection with our Annual Meeting. During the nine months ended September 30, 2015, we incurred $447,567 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold, which consisted of $305,961 in legal and litigation expenses, $107,861 in proxy administrative and solicitation services and $33,745 in other expenses related to the contested proxy campaign in connection with our Annual Meeting. Costs incurred in relation to the proxy contest are considered extraordinary in nature.
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
To the extent that the Excess Amount calculated for the 2015 fiscal year exceeds the amount of Reimbursable Expenses due and owing by us as of December 31, 2015, our investment adviser will either pay certain Adjusted Operating Expenses on behalf of us or make a payment of such amount to us. No such arrangement between us and our investment adviser existed in 2014.
We will continue to accrue the Base Fee and incentive fees under the Investment Advisory Agreement through the Termination Date at which time our investment adviser's obligation to provide services to us will end. Additionally, we will continue to reimburse our investment adviser for our allocable share of administrative expenses through the Termination Date.
Following the termination of the Investment Advisory Agreement, we and our investment adviser will agree on the final amounts due for Base Fees, incentive fees and administrative expense reimbursement as of the Termination Date. This will include agreement on any waiver of Base Fees and any obligations under the Adjusted Operating Expense threshold program. See "-Recent Developments" above.
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
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of September 30, 2015, we had cash and cash equivalents of $16.2 million. We currently invest our cash on hand primarily in short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of September 30, 2015, we held money market fund investments of $16.0 million, pending subsequent investment in portfolio companies in accordance with our investment objective, payment of our operating expenses, or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.
During the nine months ended September 30, 2015, our money market funds earned an effective annualized dividend of approximately 0.02%. Assuming no other changes to our holdings of money market funds as of September 30, 2015, a one percentage point change in the underlying dividend rate payable on our money market funds as of September 30, 2015 would not have a material effect on the amount of dividend income earned from our money market funds for the following 90-day period.
Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of September 30, 2015, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.
Changes in interest rates may affect our cost of borrowing in the event we incur debt to finance the purchase of our investments in portfolio companies. As of September 30, 2015, we had no debt for borrowed money. However, we may borrow additional funds to make investments, to the extent we determine that additional capital would allow us to take advantage of such investment opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.
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
Item 4. Controls and Procedures
As of September 30, 2015 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management has not identified any change in our internal control over financial reporting that occurred during the first, second and third quarters of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.
Item 1A. Risk Factors.
In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the "Risk Factors" discussed in our annual report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC. Except as set forth below, there have been no material changes during the nine months ended September 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014.

We are internalizing and engaging one or more third parties to provide administrative and management functions to us, and, therefore, expect to incur significant costs. In addition, the replacement of the management personnel provided by our investment adviser may affect our ability to achieve our investment objective.

On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory Agreement to take effect on the Termination Date. Our Board of Directors has decided to internalize and engage one or more third parties to provide administrative and management functions to us in anticipation of the Termination Date. For example, our Board of Directors recently approved the engagement of US Bancorp to provide administrative and fund accounting services to us. Our Board of Directors is also negotiating with another third party to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including our Chief Executive Officer and Chief Financial Officer, following the Termination Date. Following the Termination Date, although we will no longer bear the costs of the various fees and expenses we have paid to our investment adviser under the Investment Advisory Agreement, by engaging third parties to provide administrative and management functions, we will incur additional costs, including those of executive officers, that are now paid by our investment adviser or its affiliates.
The coordination of our internal management and investment activities is likely to suffer if we are unable to adequately internalize and engage third parties to provide administrative and management functions who have the expertise comparable to our investment advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and our portfolio companies may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
We may have difficulty monetizing assets which could have an adverse impact on our business and operations as well as our ability to pay distributions.
As we begin to divest our portfolio company holdings, we may be unable to monetize assets in a challenging market environment that may preclude buyers from making investments at the fair values established by our Board of Directors. We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations. In addition, we may be unable to monetize assets in the relatively near future. Some assets may take years to monetize, which could result in increased costs to us during such period and adversely affect our financial condition, business and results of operations as well as our ability to pay distributions. Outside of IPOs or a strategic sale or merger involving our existing portfolio companies, which we do not expect during the next months, there may be limited opportunities to sell our interests in existing private portfolio companies to third parties in privately negotiated transactions. Accordingly, it is possible that an orderly monetization of our current holdings may take three to five years or more.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not engage in any unregistered sales of equity securities during the nine months ended September 30, 2015. Details of the monthly share repurchases under our stock repurchase program during the nine months ended September 30, 2015 are set forth below:

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
Balance at December 31, 2014				128,977	$665,998	$4,334,002
January 2015	—	$—	$—	128,977	665,998	4,334,002
February 2015	—	—	—	128,977	665,998	4,334,002
March 2015	—	—	—	128,977	665,998	4,334,002
April 2015	—	—	—	128,977	665,998	4,334,002
May 2015	15,231	78,103	5.13	144,208	744,101	4,255,899
June 2015	55,308	273,935	4.95	199,516	1,018,036	3,981,964
July 2015	—	—	—	199,516	1,018,036	3,981,964
August 2015	16,554	81,757	4.94	216,070	1,099,793	3,900,207
September 2015	30,417	148,673	4.89	246,487	1,248,466	3,751,534
Total	117,510	$582,468	$4.96	246,487	$1,248,466	$3,751,534
(1) On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million which expired on September 22, 2015, without being extended by the Board of Directors.
Since the inception of our stock repurchase program in September 2014, we have repurchased a total of 246,487 shares of our common stock at an average price of $5.07 per share, including commissions, with a total cost of $1,248,466.
On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million. See "-Recent Developments" above.
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

10.3	Form of Indemnification Agreement for Officers and Directors of BDCA Venture, Inc.
10.4
Custody Agreement between the Company and MidFirst Bank (formerly known as Steele Street Bank & Trust) (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

10.5
First Amendment to Custody Agreement between BDCA Venture, Inc. and MidFirst Bank (formerly known as Steele Street Bank & Trust) dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)

10.6
Second Amendment to Custody Agreement between BDCA Venture, Inc. and MidFirst Bank (formerly known as Steele Street Bank & Trust) dated September 24, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on September 29, 2014)

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

Dated: November 12, 2015		BDCA VENTURE, INC.
	By:	/s/ Frederic M. Schweiger
Frederic M. Schweiger President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Katie P. Kurtz
Katie P. Kurtz Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)