Form 10-K
period 2015-12-31
CROSSROADS CAPITAL, INC.
filed 2016-03-29
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53504

Crossroads Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	26-2582882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

128 N. 13th Street, Suite, #1100 Lincoln, Nebraska 68508 (Address of principal executive offices) (402) 261-5345 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Registered	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $38.1 million based upon a closing price of $4.50 reported for such date on the Nasdaq Capital Market.  Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates.

As of March 28, 2016, the number of outstanding shares of common stock of the registrant was 9,670,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, to be filed within 120 days after the close of the registrant’s year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

In this annual report on Form 10-K, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Crossroads Capital, Inc., and “1100 Capital Consulting” or “our Administrator” refer to 1100 Capital Consulting, LLC.

Item 1.  Business

Overview

Crossroads Capital, Inc. ("we," "our" and "us"), formerly known as BDCA Venture, Inc., was incorporated on May 9, 2008, under the laws of the State of Maryland and is an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), as of November 20, 2008. Effective December 2, 2015, we changed our name from BDCA Venture, Inc. to Crossroads Capital, Inc. Effective January 1, 2010, we elected to be treated for U.S. Federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We commenced our portfolio company investment activities in January 2010. The shares of our common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

On September 22, 2014, our former Board of Directors changed our investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. Previously, our investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering companies.

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

On July 28, 2015, Mr. Keating notified our Board of Directors of his resignation from the Board of Directors and as our Chief Executive Officer and President. Our Board of Directors appointed Frederic M. Schweiger to serve as our Chief Executive Officer and President effective July 29, 2015.

On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between us and our investment adviser, BDCA Venture Adviser, LLC. The effective date of termination of the Investment Advisory Agreement was December 6, 2015 (the "Termination Date"). Also on October 5, 2015, our Board of Directors determined that we would no longer make investments in new venture capital-backed or high growth companies and would shift our focus to the orderly monetization of our current holdings. However, we may consider making opportunistic follow-on investments in our existing portfolio companies.

On November 10, 2015, our Board of Directors approved our engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services.

On November 13, 2015, our Board of Directors approved the engagement of 1100 Capital Consulting, LLC (our “Administrator”) to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer.

Effective December 2, 2015, our Board of Directors appointed Ben H. Harris to serve as our Chief Executive Officer and President, David M. Hadani to serve as our Chief Financial Officer, Treasurer and Secretary, both officers of the Administrator, and Stephanie L. Darling to serve as our Chief Compliance Officer.

We have entered into agreements with MidFirst Bank to be the custodian of our portfolio securities and Frontier Bank to be the custodian of the majority of our cash and cash equivalent assets.

Effective January 20, 2016, our Board of Directors changed our investment objective to preserve capital and maximize stockholder value (our “Investment Objective”) by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date.

While our Board of Directors plans to distribute cash proceeds to stockholders from the sale or other monetization of our portfolio investments, no assurance can be given regarding the timing of or amounts realized from any such transactions. Further, while our Board of Directors will adhere to its previously announced determination not to invest in new venture capital-backed companies, we may consider making opportunistic follow-on investments in our existing portfolio companies. Our Board of Directors reserves the right to modify or terminate this plan at any time or to consider additional strategic alternatives. See “- Recent Developments” below.

For the December 31, 2015 valuation of our portfolio investments that are not publicly traded, an independent valuation firm assisted our Board of Directors in its determination of the value of eight investments in our portfolio. Our Administrator assisted our Board of Directors in its determination of the value of all of the investments in our portfolio and the funds held in escrow from the sale of investments (“Escrowed Funds”). Beginning with the September 30, 2015 valuation, our Board of Directors also engaged an independent valuation consultant to assist it in its review and assessment of the valuation of our investment portfolio.

Governance

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers.  Among other things, our Board of Directors approves the appointment of our Administrator and officers, reviews and monitors the services and activities performed by our Administrator and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight.  Pursuant to the requirements under the 1940 Act and to satisfy the Nasdaq listing standards, our Board of Directors is composed of a majority of non-interested, directors, as defined in the 1940 Act.

Our Board of Directors has established an Audit Committee, a Nominating Committee and a Compensation Committee to assist the Board of Directors in fulfilling its responsibilities.  Each of these committees is composed solely of non-interested, or independent, directors.  The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal control over financial reporting, and audits of our financial statements.  The Nominating Committee’s responsibilities include identifying qualified individuals to serve on our Board of Directors, and to select, or recommend that the Board of Directors select such individuals. The Compensation Committee’s responsibilities include evaluating our executive officer performance and overseeing our compensation policies, including making recommendations to our Board of Directors with respect to any incentive compensation and equity-based plans, if any, that are subject to the Board of Directors’ approval.

Investment Objective

On January 20, 2016, our Board of Directors changed our investment objective to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date.

While our Board of Directors plans to distribute cash proceeds to stockholders from the sale or other monetization of our portfolio investments, no assurance can be given regarding the timing of or amounts realized from any such transactions. Further, while our Board of Directors will adhere to its previously announced determination not to invest in new venture capital-backed companies, we may consider making opportunistic follow-on investments in our existing portfolio companies. Our Board of Directors reserves the right to modify or terminate this plan at any time or to consider additional strategic alternatives. See “- Recent Developments” below.

Former Investment Objectives

From September 22, 2014 to January 20, 2016, our investment strategy was to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. We intended to focus on making secured and unsecured debt investments in companies that we believed are poised to grow at above-average rates relative to other sectors of the U.S. economy ("Growth Companies"). This investment strategy was designed to: (i) generate current income and help offset operating expenses, (ii) create the potential to provide a more predictable and consistent source of return to our stockholders, and (iii) provide our stockholders with the potential for capital appreciation through warrants and other equity features that may have been negotiated as part of these debt investments. However, we did not make any new investments under this investment strategy.

Prior to our debt-focused investment strategy, our investment strategy focused on making equity investments in emerging growth companies that were committed to and capable of becoming public, or pre-IPO investments. We sought to provide investors with the ability to participate in a publicly traded fund that allowed our stockholders to share in the potential value accretion that we believed typically occurred once a company transformed from private to public status, or what we referred to as the private-to-public valuation arbitrage.

Our former investment strategies primarily focused on companies in the technology, healthcare, life sciences and energy industries, which our former management believed had the most favorable prospects for above-average growth and presented the most favorable investment opportunities. Within these industries, investments were intended to be made in privately held companies across various stages of development, including early, later and growth stage companies, more established companies and lower middle market companies. Lower middle market companies were defined as companies with annual revenues ranging from $10 million to $100 million.

Former Investment Criteria and Selection

Several criteria were considered important in achieving our former investment strategies with respect to prospective portfolio companies. These criteria, while not all-inclusive, provided general guidelines for our investment decisions.

•	Companies in growth industries. We generally focused our investments in markets that were expected to grow at above-average rates relative to other sectors of the economy. While we intended to make investments in privately held companies across various stages of development, we generally required prospective portfolio companies to be beyond the seed stage of development and to have already received or anticipated receiving commitments for their first round of institutional venture capital or private equity financing before we considered making an investment.

•	Financial sponsor commitment. We generally invested in companies in which one or more venture capital or private equity firms, which we referred to as "financial sponsors," have previously invested and remained committed to future capital funding. We believed that financial sponsors could serve as a committed partner and would assist their portfolio companies and their management teams in creating value.

•	Operating plan and cash resources. We generally required that prospective portfolio companies, in addition to having sufficient access to capital to support leverage, demonstrated operating plans capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover their operating expenses and service their debt.

•	Exit strategy. Prior to making an investment in a prospective portfolio company, we analyzed the potential for a liquidity event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include, but are not limited to, an IPO of common stock, a private sale of our equity interest to a third party, a strategic merger or acquisition of the company, and a purchase of our equity interest by the company or one of its equity holders.

The foundation of our former investment philosophy was investment analysis, research and diversification. We followed a rigorous selection process based on:

•	An analysis of issuer creditworthiness and growth potential, including a quantitative and qualitative assessment of the issuer’s business and future prospects, as well as an evaluation of a potential portfolio company provided by our contacts in venture capital, private equity, and industry participants;

•	An evaluation of the management team, including prior experience, cohesiveness, and years of collaboration together, as well as the level of commitment demonstrated (both financially and otherwise) by the founders;

•	An assessment of existing financial sponsors and their commitment to future capital funding, management assistance and liquidity events;

•	An analysis of business strategy, technology and intellectual property and long-term industry trends based on a review of relevant industry publications and conversations with knowledgeable industry participants; and

•	An in-depth review and assessment of capital structure, financial results and financial projections.

As of December 31, 2015, our portfolio consisted of equity and equity-related investments in 11 private companies and one publicly traded company that were made by prior management under a former investment strategy. We may make follow-on investments in our existing portfolio companies to the extent we believe such investments are in the best interest of our stockholders. In evaluating follow-on investment opportunities, we typically assess, among other factors, the possible adverse consequences to our existing investment if we elect not to make a follow-on investment.

We have not taken a control position in any of our existing portfolio companies through ownership, board seats, observation rights or other control features. Accordingly, we are not in a position to control the management, operation or strategic decision-making of our existing portfolio companies. Nevertheless, as part of a portfolio company investment, we have in most cases obtained information rights that give us access to the portfolio company’s quarterly and annual financial statements, as well as the portfolio company’s annual budget. We also attempt to have dialogue with our private portfolio company management teams to review the portfolio company’s business prospects, financial results, and exit strategy plans. We monitor the financial trends of each portfolio company to assess the performance of individual portfolio companies. as well as to evaluate overall portfolio quality and risk.

Subject to oversight by our Board of Directors, our Administrator will continue to oversee our existing portfolio of equity and equity-related securities consistent with past practices.

Portfolio Monitoring

Our Administrator will monitor our portfolio companies to determine if each company is meeting its business plan, if available to us, and to assess the appropriate course of action for each company.

We employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of successful execution of the portfolio company’s business plan, achievement of development milestones and compliance with applicable debt covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial sponsor, to discuss financial position, requirements and accomplishments;

•	Evaluation of a portfolio company’s success in achieving periodic benchmarks established by our Administrator and portfolio company management;

•	Offering significant managerial assistance to our portfolio companies from our officers, managers and personnel, including assistance in director and officer recruitment, referral of outside professionals such as management consultants or bankers, providing financial, management and capital markets expertise through our investment adviser’s experience in the business of the portfolio company; and

•	Review of monthly and/or quarterly financial statements and financial projections of the portfolio company.

Our Administrator will periodically evaluate all existing portfolio investments, both individually and as a component of our overall portfolio, to evaluate and recommend to the Board of Directors when a portfolio company is raising capital as to whether we should make a follow-on investment.

Competition

Our primary competition includes other investment funds, BDCs, investment banks and other financial services companies such as commercial banks and finance companies. As we pursue the sale of our portfolio investments, these competitors may have considerably greater financial resources than we do, may have a lower cost of funds, and may have higher risk tolerances or different risk assessments, which could allow them to have a wider variety of investments and establish more relationships than we are able to do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Employees

Currently, we do not have any employees.  The management of our investment portfolio is the responsibility of our Administrator and our Board of Directors.

Administrative Services

On November 10, 2015, our Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to us pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively.

On November 13, 2015, our Board of Directors approved the engagement of our Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement.

Our Administrator furnishes us with equipment and clerical services, including responsibility for the financial records which we are required to maintain, and preparing reports to our stockholders and reports filed with the SEC.  In addition, our Administrator assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders. In addition, our Administrator provides support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Former Investment Advisory and Administrative Services Agreement

BDCA Venture Adviser, LLC previously served as our investment adviser and also provided us with administrative services pursuant to the Investment Advisory Agreement. On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory Agreement between us and BDCA Venture Adviser effective as of the Termination Date. The Investment Advisory Agreement, which was entered into on July 1, 2014, was approved by our stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. All payments due under the Investment Advisory Agreement as of the Termination Date were mutually agreed upon between us and BDCA Venture Adviser and subsequently paid by us.

Under the Investment Advisory Agreement, we paid BDCA Venture Adviser a fee for its investment advisory services consisting of two components: (i) a base management fee, and (ii) an incentive fee. We also reimbursed BDCA Venture Adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory Agreement, including our allocable portion of the compensation of our former Chief Financial Officer and Chief Compliance Officer, and their respective staff.

The base management fee (the "Base Fee") was calculated at an annual rate of 2% of our gross assets, where gross assets included any borrowings for investment purposes. The Base Fee was calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and adjusted for any equity capital raises or repurchases during the current calendar quarter. We paid the Base Fee through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to us ended.

The incentive fee was determined and payable in arrears as of the end of each calendar year (or upon the termination of the Investment Advisory Agreement, as of the termination date) and equaled 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term (held more than 12 months) gains and losses. The incentive fee payable to BDCA Venture Adviser was consistent with the Advisers Act. Under the Investment Advisory Agreement, BDCA Venture Adviser was not entitled to an incentive fee on investment income generated from interest or dividends on our portfolio company investments. No incentive fee was due and payable to BDCA Venture Adviser as of the Termination Date, and, accordingly, the accrued incentive fee payable to BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date.

BDCA Venture Adviser agreed that, to the extent that our Adjusted Operating Expenses (as defined below) in 2015 exceeded $1,500,000 (the “Excess Amount”), BDCA Venture Adviser would, without recourse against or reimbursement by us, waive Reimbursable Expenses (as defined below) due and owing by us and/or pay on behalf of us certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by BDCA Venture Adviser on behalf of us equaled the Excess Amount. Adjusted Operating Expenses was defined as our total operating expenses less Base Fees, incentive fees, any stock issuance costs, and any costs related to borrowings by us (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by BDCA Venture Adviser and reimbursable by us with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses. In connection with the termination of the Investment Adviser Agreement, the Excess Amount and Adjusted Operating Expenses were calculated based on the eleven-month period ended November 30, 2015. There were no expenses waived or reimbursed from BDCA Venture Adviser as of the Termination Date, and, accordingly, the amount due from BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date.

Under the former Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, we agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding any termination of the Investment Advisory Agreement.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We have made no provision for income taxes as of December 31, 2015 and 2014. Our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

We satisfied the above RIC requirements during each of the taxable years since our election to be treated as a RIC for tax purposes. Since we did not generate investment company taxable income in any of these taxable years, we were not required to make any distributions to satisfy the Annual Distribution Requirement. We did not generate any realized net capital gains in 2015 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below. Because we distributed all of our net realized capital gains for the years ended December 31, 2014 and 2013, no corporate-level federal income or excise taxes were due on such net realized capital gains. As such, we have not made any provision for federal income or excise taxes as of December 31, 2015, 2014 and 2013.

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

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of December 31, 2015, approximately 99.5% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.

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

We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if our Board of Directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our proxy voting decisions are made by our Board of Directors. To ensure that our vote is not the product of a conflict of interest, we require that any member of the Board of Directors disclose to our Chief Compliance Officer any potential conflict that he is aware of and obtain the consent of the Chief Compliance Officer prior to entering into discussion with the Board of Directors with respect to how the proxy should be voted.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Executive Officer, Crossroads Capital, Inc., 128 North 13th Street, Suite 1100, Lincoln, Nebraska 68508.

Temporary investments

Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, certificates of deposit, U.S. government securities or high-quality debt securities maturing in one year or less.

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain transactions by our personnel. Our Code of Ethics generally does not permit investments by officers and directors in securities that may be purchased or held by us. The Code of Ethics is available on the SEC’s website at www.sec.gov. You may also obtain a copy of the Code of Ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549. You may also obtain a copy of our Code of Ethics on our website at www.xroadscap.com.

Capital Raising

We do not intend to raise additional equity capital in the foreseeable future.

Compliance Policies and Procedures

We have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•      Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

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

A reporting company that is a non-accelerated filer (with a public float below $75 million as of June 30 of the previous year) is exempt from the requirement to obtain an audit of the effectiveness of internal controls over financial reporting performed by their auditors. Accordingly, until such time as we have a public float in excess of $75 million, our auditors will not need to report on our management’s assessment of our internal control over financial reporting. However, we will be required to assess the effectiveness of our internal controls over financial reporting each year. Based on our public float at June 30, 2015, we are a non-accelerated filer for the year ended December 31, 2015 and, thus, we are not required to obtain an audit of the effectiveness of internal controls over financial reporting for that year.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Privacy Policy

We are committed to protecting your privacy. This privacy notice, which is required by federal law, explains the privacy policy of Crossroads Capital, Inc. This notice supersedes any other privacy notice you may have received from Crossroads Capital, Inc., and its terms apply both to our current stockholders and to former stockholders as well.

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

We do not share such information with any non-affiliated third party except as described below:

•       It is our policy that only authorized employees of our Administrator who need to know your personal information will have access to it.

•       We may disclose stockholder-related information to companies that provide services on our behalf, such as record keeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.

•       If required by law, we may disclose stockholder-related information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

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

Available Information

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act.  You may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC.  You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov.  Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  This information is also available free of charge by contacting us at Crossroads Capital, Inc., 128 North 13th Street, Suite 1100, Lincoln, Nebraska 68508, (402) 261-5345 or on our website at www.xroadscap.com.  We make available free of charge on our website access to these reports, proxy and information statements and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

Item 1A. Risk Factors

On January 20, 2016, our Board of Directors approved our Investment Objective. Our Investment Objective and existing portfolio involve a number of significant risks discussed below. Additional risks and uncertainties not presently known to us might also impair our operations and performance.  If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.  In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to our Investment Objective

Our expenses will increase as a percentage of our net assets and we may be unable to achieve the economies of scale we believe are necessary to provide our stockholders with maximum distributions.

Because we intend to seek to monetize our existing investments and make distributions from the proceeds thereof rather than make investments in new portfolio companies, our net assets will decline and operating expenses will increase as a percentage of our net assets. We must bear certain fixed expenses, such as certain administrative, governance, regulatory and compliance costs that do not generally vary based on our size. As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, that do not generally vary based on our total assets.

Because the equity investments in our current portfolio do not generate current income, and because we intend to distribute 100% of our net realized capital gains on at least an annual basis, our operating expenses have historically caused a steady decline in, and depletion of, our net assets. This depletion of net assets will continue for the foreseeable future. Moreover, the amounts we will be able to distribute to our stockholders from the sale or other monetization of our portfolio investments will be reduced by our operating expenses and may result in losses and no distributions for an extended period of time.

The recent change to our Investment Objective, including the monetization of our portfolio holdings, could significantly impact the value of our investments and the amounts realized upon the sale of our investments.

On January 20, 2016, our Board of Directors changed our investment objective to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. Subsequent to this change in our investment objective and in recognition that the monetization of our current holdings under our prior policies and investment objective could take three to five years or more and the amounts realized may be less than current fair values, our Board of Directors on March 25, 2016 resolved to monetize our portfolio holdings at the earliest practicable date.

This resolution, together with adverse developments in financial markets to date in 2016, makes our investment portfolio susceptible to the risk that near-term sales could result in amounts realized being less than the fair values determined as of December 31, 2015, as we actively seek to sell our investments, either individually or in groups, it is possible that we will experience substantial differences in the exit prices ultimately achieved on our portfolio holdings as compared to the respective fair values as of December 31, 2015. Such values were determined consistent with our disclosed policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820").

A lack of IPO or strategic sale/merger opportunities may cause our existing portfolio companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses on our pre-IPO equity investments.

A typical "liquidity event" for our pre-IPO equity investments may be an IPO or a strategic sale/merger. We currently hold investments in eleven private portfolio companies which were made under our former pre-IPO investment strategy. A lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments could lead to companies remaining in our portfolio as private entities still requiring funding. This situation could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all, cease business activities or enter a bankruptcy proceeding. A lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments could also cause some financial sponsors to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other capital providers including us. In the event our existing portfolio companies experience a delay in completing an IPO or strategic sale/merger or we are unable to generate capital gains on the disposition of our pre-IPO equity investments either following our contractual lock-up period in the case of an IPO or upon a strategic sale/merger, we may have no or limited capital gains from which to make distributions to our stockholders.

Because the pre-IPO portfolio company equity securities that we acquired under our former investment strategy are typically illiquid until an IPO or sale/merger of the company, we generally cannot predict the regularity and time periods between sales of these equity investments and the realizations of capital gains, if any, from such sales.  Since we do not expect to generate current income from our pre-IPO portfolio company equity investments, our annual operating expenses will be financed primarily from our capital base during periods of time between realizations of capital gains on our equity existing investments.

We may have difficulty monetizing assets, which could have an adverse impact on our operating results as well as our ability to make distributions.

As we begin to monetize our portfolio company holdings, we may be unable to monetize assets in a challenging market environment that may preclude buyers from purchasing our portfolio investments at the fair values established by our Board of Directors. We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations. In addition, we may be unable to monetize assets in the relatively near future and we will not be able to sell a portfolio investment if it results in our failure to maintain BDC status. Some assets may take years to monetize, which could result in increased costs to us during such period and adversely affect our financial condition, business and results of operations, as well as our ability to make distributions. Outside of IPOs or a strategic sale or merger involving our existing portfolio companies, which we do not expect during the next months, there may be limited opportunities to sell our interests in existing private portfolio companies to third parties in privately negotiated transactions. There can be no assurance that the prices we realize for our portfolio company holdings will be equal to or more than their current fair values. Accordingly, it is possible that an orderly monetization of our current holdings may take three to five years or more and the amounts realized may be less than current fair values.

Risks Related to Existing Investments

There will be uncertainty as to the value of our portfolio investments.

As of December 31, 2015, approximately 98% of the fair value of our portfolio investments were in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We expect to value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our Board of Directors is utilizing the services of a third-party valuation firm and a third-party valuation consultant to aid it in determining the fair value of these securities. Our Board of Directors will discuss valuations and determine the fair value in good faith based on the input of our Administrator and the respective third-party valuation firm. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the amounts that we ultimately realize upon the disposal of such securities.

Our portfolio companies are subject to many risks, including volatility, intense competition, current operating losses, shortened product life cycles and periodic downturns.

Our portfolio companies consist primarily of investments in Growth Companies in industries that our former investment adviser believed were poised to grow at above-average rates relative to other sectors, which may have relatively limited operating histories and may be particularly vulnerable to U.S. and foreign economic downturns. Many of these companies have narrow product lines and small market shares, compared to larger established publicly owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Most of these portfolio companies experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit. Many of the companies targeted for investment had more limited access to capital and higher funding costs, will have a weaker financial position and will need additional capital to expand or complete their business plans. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. These companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and require substantial additional capital to support their operations, finance expansion or maintain their competitive position. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. For these reasons, our portfolio companies, if rated by one or more ratings agencies, would typically be rated below "investment grade," which refers to securities rated by ratings agencies below the four highest rating categories. In addition, the growth industries that were targeted under the former investment strategy including, but not limited to, technology, healthcare, life sciences and energy, are generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, these portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

Because of rapid technological change, the average selling prices of products and some services provided by our portfolio companies may decrease with corresponding rapid speed over their productive lives. These decreases could adversely affect their operating results and cash flow, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Our investments in private Growth Companies present certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key personnel at a given portfolio company, a lack of a diversified product line, a dependence on several key customers and a greater vulnerability to economic downturns.

Under our former investment strategy, investments were made in private Growth Companies across various stages of development. Generally, at the time of these investments, there was little publicly available information about these businesses since they are primarily privately owned. Therefore, although our former investment adviser performed due diligence investigations on these portfolio companies, their operations and their prospects, we may not have learned all of the material information we needed to know regarding these businesses prior to making our investments. At the time of our investments, we typically only had access to the portfolio company’s actual financial results as of and for the most recent quarter end or, in certain cases, the quarter end preceding the most recent quarter end. In addition, we typically relied on financial statements from a prior year-end which have not been audited. There can be no assurance that the information that we obtained with respect to any investment was reliable. If we were unable to uncover all material information about these companies, we may not have made a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines, dependence on a few key customers and a smaller market presence than larger competitors. Thus, they are generally more vulnerable to economic downturns and a dependence on a few key sources of revenue and may experience substantial variations in operating results. These factors could affect our investment returns.

In addition, our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development, particularly so in the growth industries in which we hold investments. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect our investment returns.

Our existing investments may become concentrated in certain industries and in a limited number of companies, which subjects us to the risk of significant loss if any of the industry sectors experience a downturn.

We currently hold investments in 12 portfolio companies and do not expect to make investments in additional portfolio companies. As a consequence of this limited number of investments, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, our portfolio primarily consists of Growth Companies, including those in technology, healthcare, life sciences, energy and other industries with above-average rates of growth, at various stages of development. As a result, a downturn in industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

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

We cannot assure you that any of our investments in our portfolio companies will be successful. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our debt investments. The secured and unsecured debt in which we invest may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of debt may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral, if any, backing our investments. Moreover, as we monetize our investments, the remaining investments will represent a larger percentage of our assets and a failure of one of such investments to perform will have a greater impact on our financial results. This could lead to a decline in value of our debt investments, which could result in a decline in our net earnings and NAV. We may lose our entire investment in any or all of our portfolio companies.

Most of our portfolio companies will need additional capital, which may not be readily available.

Most of the portfolio companies targeted under our former investment strategy may have limited financial resources and typically require substantial additional financing to satisfy their continuing working capital and other capital requirements. We cannot predict the circumstances or market conditions under which these portfolio companies will seek additional capital. Each round of institutional equity financing is typically intended to provide a company with only enough capital to reach the next stage of development. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to the portfolio company, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from any provider of capital under any terms, thereby requiring these companies to cease or curtail business operations. Accordingly, investments in these types of companies generally entails a higher risk of loss than investments in companies that do not have significant incremental capital raising requirements.

Portfolio companies that do not have venture capital or private equity firms as financial sponsors may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of your investment.

Portfolio companies that do not have venture capital or private equity investors as financial sponsors may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have financial sponsors may be less financially sophisticated and may not have access to independent members to serve on their boards, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, investments in these types of companies may entail a higher risk of loss than would financing companies that have a financial sponsor.

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

Investments in technology companies are subject to substantial risks. For example, our portfolio companies face intense competition since their businesses are rapidly evolving, intensely competitive and subject to changing technology, shifting user needs and frequent introductions of new products and services. Potential competitors to our portfolio companies in the technology industry range from large and established companies to emerging start-ups. Further, such companies are subject to laws that were adopted prior to the advent of the Internet and related technologies and, as a result, may not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by a company’s users, a company’s products and services, or content generated by a company’s users. Further, the growth of technology companies into a variety of new fields implicate a variety of new regulatory issues and may subject such companies to increased regulatory scrutiny, particularly in the U.S. and Europe. Any of these factors could materially and adversely affect the operations of a portfolio company in the technology industry and, in turn, impair our ability to timely collect principal and interest payments owed to us or adversely affect the value of these portfolio companies.

Our investments in the healthcare and life sciences industries are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

Portfolio companies in the healthcare and life sciences industries are subject to extensive regulation by the Food and Drug Administration, or the FDA, and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the healthcare and life sciences industries may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in the healthcare and life sciences industries and, in turn, impair our ability to timely collect principal and interest payments owed to us and adversely affect the value of these portfolio companies.

Our investments in life sciences companies are subject to numerous risks, including competition, extensive government regulation, product liability and commercial difficulties.

Our investments in companies in the life sciences industries, including biotechnology, pharmaceuticals and medical device companies are subject to numerous risks. The successful and timely implementation of the business model of our biotechnology, pharmaceutical and medical device portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patient’s and clinician’s ease of use and cost-effectiveness are important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by our portfolio companies to introduce planned products or other new products or to introduce products on schedule could have a material adverse effect on our business, financial condition and results of operations.

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

Our investments in energy and energy-related technology companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, energy and energy-related companies in our portfolio may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our energy companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of energy and energy-related technology companies can and often do fluctuate suddenly and dramatically and the markets in which these companies operate are generally characterized by abrupt business cycles and intense competition.

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

Our investments in obligations of non-U.S. obligors, involve certain risks related to regional economic conditions and risks not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States.

Investments in the obligations of non-U.S. obligors involve certain special risks related to regional economic conditions and sovereign risks which are not normally associated with investments in the obligations of sovereign and corporate obligors located in the U.S. We are unable to provide any information regarding the specific risks associated with purchasing a loan, a participation interest or an investment governed by a law other than those of a U.S. jurisdiction. These risks may include and economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets, confiscatory taxation, taxation of income earned in foreign nations or other taxes or restrictions imposed with respect to investments in foreign nations, foreign exchange controls (which may include suspension of the ability to transfer currency from a given country and repatriation of investments) and uncertainties as to the status, interpretation and application of laws including, but not limited to those relating to insolvency. In addition, there is often less publicly available information about non-U.S. obligors than about sovereign and corporate obligors in the U.S. Sovereign and corporate obligors in countries other than the U.S. may not be subject to uniform accounting, auditing and financial reporting standards, and auditing practices and requirements for both foreign public and private obligors may not be comparable to those applicable to U.S. companies. It also may be difficult to obtain and enforce a judgment relating to investments issued by a non-U.S. obligor in a court outside the U.S.

We generally do not control our portfolio companies.

We generally do not control our portfolio companies, even though we may have board representation or board observation rights in some cases. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests. Due to the lack of liquidity for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Debt investments involve risk and we could lose all or part of our investment.

Our debt investments involve a number of significant risks. Below investment grade debt investments have historically experienced greater default rates than has been the case for investment grade securities.    Approximately 1% of our total assets as of December 31, 2015 consist of debt investments, both secured and unsecured, that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our debt investments. The debt investments were made in companies with limited financial resources and limited access to alternative financing. Issuers of secured and unsecured debt may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral, if any, backing our investments. This could lead to a decline in value of our debt investments, which could result in a decline in our net earnings and NAV.

A debt investment in later stage or more established companies typically bears lower credit risk and correspondingly offers lower yields compared to earlier stage companies or companies without a financial sponsor. As a result, our debt investments could result in a lower distribution rate than distribution rates of comparable BDCs that make debt investments in earlier stage companies.

 Our secured and unsecured debt investments, like an investment in any debt instrument, are a function of the credit risk associated with the borrower. Credit risk is the risk that a borrower will fail to make principal and interest payments when due or otherwise default on the terms of the debt instrument. Borrowers with higher credit risk typically offer higher yields to compensate for this added risk of default. Conversely, borrowers with lower credit risk typically offer lower yields. Therefore, under normal market conditions, an investment in secured or unsecured debt of a borrower with a higher credit risk will generate a higher yield to the investor, assuming the borrower makes all required interest and principal payments in a timely manner and according to the terms of the debt instrument. These types of portfolio companies in which we hold debt investments typically have lower credit risk and a correspondingly lower yield. Lower yields from our debt investments could therefore result in a lower distribution rate to our stockholders than the distribution rates of other BDCs that make, or may in the future make, investments in primarily or exclusively earlier stage companies or companies without a financial sponsor. As a result, an investment in us may result in a lower return than an investment in other BDCs.

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

We hold the debt and equity securities of companies that may enter into bankruptcy proceedings.

One or more of our portfolio companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a borrower may adversely and permanently affect the borrower. If the proceeding is converted to a liquidation, the value of the borrower may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Any unrealized depreciation we experience on our debt and equity investments may be an indication of future realized losses, which could reduce amounts available for distribution.

As a BDC, we are required to carry our debt and equity investments at fair value, which shall be the market value of our investments or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures approved by our board of directors in accordance with our valuation policy. We are not permitted to maintain a reserve for loan losses. Decreases in the fair values of our debt and equity investments are recorded as unrealized depreciation. Any unrealized depreciation in our debt or equity portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us and the potential future decline in the value of our investments. This could result in realized losses in the future and ultimately reduces our gains available for distribution in future periods.

While substantially all of our debt and equity investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations.

As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our debt and equity investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While substantially all of our debt and equity investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations.

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

Certain of the debt investments in our portfolio companies may include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. The purpose of these provisions is to require our portfolio companies to act, or refrain from acting, in a manner that we believe will best protect the capital we have invested. However, the financial condition and results of operations of our portfolio companies may cause us to determine that it would be in our stockholders’ and portfolio companies’ best interest to waive or defer enforcement of these provisions. As a result, we may offer a flexible payment and covenant enforcement structure to our portfolio companies. Accordingly, determination to waive or defer enforcement of some or all of these covenants may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. In certain situations, we may even elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company, including situations where we believe that one or more financial sponsors intend to, express their intent to, or provide subject to milestones or contingencies, continued support, assistance or financial commitment to the borrower. We may also modify or waive a provision or term of our existing debt securities which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us in the short term as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our debt securities than traditional lenders due to our investment philosophy to provide the portfolio company with the time and flexibility needed to enable it to comply with the terms of the covenant. These actions may reduce the likelihood in the short term of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. These events could harm our financial condition and operating results.

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

In addition, because we have invested in Growth Companies across various stages of development, a substantial portion of the assets securing our debt investment may be in the form of intellectual property, if any, inventory, equipment, cash and accounts receivables. Unlike property, plant and equipment, intellectual property is an intangible asset such as a copyright, a trademark or trade name or even a patent. Intellectual property, if any, which secures our debt investments could lose value if the portfolio company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Rapid changes in technology may also render previously valuable intellectual property less valuable. In addition, in lieu of a security interest in a portfolio company’s intellectual property we may sometimes obtain a security interest in all assets of the portfolio company other than intellectual property and also obtain a commitment by the portfolio company not to grant liens to any other creditor on the company’s intellectual property. In these cases, we may have additional difficulty recovering our principal in the event of a foreclosure. Similarly, any equipment securing our debt investments may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

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

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender to the claims of the disadvantaged creditor or creditors, a remedy called "equitable subordination." Because of the nature of our debt investments, we may be subject to claims of equitable subordination. Further, because we may also hold equity or other interests in obligors of our portfolio companies, we could be exposed to claims for equitable subordination or lender liability or both based on such equity or other holdings.

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

 Some of our debt investments are secured on a second priority basis by the same collateral securing senior debt of the portfolio companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding secured debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the secured debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

Our failure to make follow-on equity investments in our portfolio companies could impair the value of our equity portfolio and may result in significant dilution of our investment.

Often during a growth company’s life cycle, an additional or "follow-on" equity investment is required to fully realize the value to be created by the portfolio company. Following an initial equity investment in a portfolio company in accordance with our new Investment Objective we may make such "follow-on" equity investments, in order to attempt to preserve or enhance the value of our initial equity investment. We may elect not to make these follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on equity investments may, in some circumstances, jeopardize the continued viability of a portfolio company, result in a diminished current value, impair the ability or likelihood for a full recovery of the value of our initial equity investment, result in a default under any outstanding debt investment with the portfolio company, or result in a missed opportunity for us to maintain or increase our equity participation in a successful operation. In addition, the seniority and protections provided in our equity investments may be diminished if a portfolio company issues more senior securities in a subsequent equity financing round. Even if we have sufficient capital to make a desired follow-on equity investment, we may elect not to make such follow-on investment because we do not want to increase our concentration of risk in that portfolio company, we prefer other opportunities, we are subject to BDC requirements that would prevent or limit such follow-on investment or the follow-on investment would affect our qualification as a RIC, particularly the RIC diversification requirements.

The lack of liquidity in our debt and equity investments may adversely affect our business, and as we seek to sell our investments, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses.

Under our former investment strategy, investments were made primarily in companies whose securities were not publicly traded, and whose securities may be currently subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our debt and equity investments may make it difficult for us to sell these investments when desired, if at all, and meet our Investment Objective, and may result in substantial differences in the exit prices ultimately achieved on our portfolio holdings as compared to the respective fair values as of December 31, 2015. We may also face other restrictions on our ability to liquidate an investment in a publicly traded portfolio company to the extent that we possess material non-public information regarding the portfolio company or during the underwriters’ customary 180-day lockup period following an IPO. Because most of our investments are illiquid, we may be unable to dispose of them, in which case we could fail to qualify as a RIC or BDC, or we may not be able to dispose of them at favorable prices, and as a result, we may suffer losses.

Many of our portfolio companies have complex capital structures.

Many of our portfolio companies have complex capital structures based on multiple rounds of equity financing and, as a result, may have multiple classes of common and preferred equity securities with differing rights, including with respect to voting, dividends, redemptions, liquidation, and conversion rights. Although our former investment adviser sought to make equity investments in the portfolio company’s most senior class of equity securities, the seniority and protections provided in these types of equity investments may be diminished if the portfolio company issues more senior securities in a subsequent equity financing round. The value of our equity investments may also be adversely affected by subsequent financing by a portfolio company. The former investment adviser typically required information on the private company’s capital structure as part of its due diligence process. Although, to our knowledge, we believe that our former investment adviser’s investment professionals had extensive experience evaluating and investing in Growth Companies with such complex capital structures, there can be no assurance that we will be able to adequately evaluate the relative risks and benefits of investing in a particular class of a portfolio company’s equity securities. Further, a preferred equity investment we make may be superseded by another series of preferred stock with greater priority. Any failure on our part to properly evaluate the relative rights and value of a class of equity securities in which we invest could cause us to lose part or all of our equity investment, which in turn could have a material and adverse effect on our NAV and results of operations.

The warrants that we hold, as well as the direct equity investments, are highly speculative, and may not appreciate in value and may result in unrealized depreciation or realized losses which may adversely affect our returns.

Certain of the warrants we hold to acquire equity securities in portfolio companies include a "cashless exercise" provision to allow us to exercise these rights without requiring us to make any additional cash investment. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. It is possible that these equity interests may become worthless. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience on our debt securities.

We have also made direct equity investments, where we make an upfront cash investment in a company’s equity securities, either as part of our debt investment or as a stand-alone investment. We attempt to dispose of these investments and realize gains upon our disposition of them. However, these equity investments are highly speculative and may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or an IPO, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, our equity investments. If our direct equity investments decline in value, we may have unrealized depreciation or realized losses which may adversely affect our returns.

Certain of our direct equity investments do not have structural protections, and we cannot assure you that we will realize gains from structural protections in those investments which have those protections.

 Certain of our portfolio investments contain structural protections with respect to our direct equity investments that may provide an opportunity to earn a potential enhanced return upon an IPO, sale, merger or liquidation. Such structural protections may include preferred rights relative to other security holders, conversion rights which would result in us receiving shares of common stock at a discount to the IPO price upon conversion at the time of the IPO, warrants that would result in us receiving additional shares for a nominal exercise price at the time of an IPO or liquidation preferences at amounts greater than our investment cost or with participation rights entitling us to participate with common stockholders after all liquidation preference are paid. Our ability to realize the potential value associated with these structural protections will depend on a number of factors including the completion of the IPO, any adjustment to the terms of the structural protection that may be negotiated during the IPO process and the possible subsequent issuance of more senior securities that may impact the relative value of our investment. Further, even if an IPO is completed, we would not realize the potential value associated with these structural protections unless the market price of the portfolio company’s common shares equaled or exceeded the IPO price at the time such shares were sold following the customary 180-day lockup period. Further, our ability to realize the potential value associated with any structural protections at the time of a sale, merger or liquidation of a portfolio company will depend on a number of factors including the realization of sale, merger or liquidation proceeds (after payment of liabilities) sufficient to pay our senior preference amount, any adjustment to our preference amount that may be negotiated prior to any sale, merger or liquidation and the possible subsequent issuance of more senior securities that may make our preference rights subordinate to the preference rights of senior security holders. As a result, there can be no assurance that we will be able to realize the potential value of these structural protections even if we are able to obtain them.

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

We may experience fluctuations in our periodic results, and the net asset value of our common stock may decline.

We could experience fluctuations in our periodic results due to a number of factors, some of which are beyond our control, including our ability to monetize our investments at favorable prices, the level of our expenses (including the interest rates payable on any borrowings we may incur), variations in and the timing of the recognition of realized gains or losses and unrealized appreciation and depreciation on our investments, the degree to which we encounter competition in our markets and general economic conditions.  Our periodic results will also be affected by the ability of our private portfolio companies in which we have made equity investments to complete their IPOs or complete a strategic sale/merger.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The previously paid incentive fee to our former investment adviser may have induced our former investment adviser to make speculative investments or incur leverage.

The incentive fee payable by us to our former investment adviser may have created an incentive for our former investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement.  The way in which the incentive fee payable to our former investment adviser was determined, which was calculated as a percentage of the return on invested capital, may have encouraged our former investment adviser to invest in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, our former investment adviser had control over the timing of the acquisition and sale of our equity investments, and therefore over when we realize gains and losses on these equity investments.  As a result, our former investment adviser may have faced a conflict of interest in determining when it was appropriate to sell a specific equity investment, to the extent that doing so may serve to maximize its incentive fee at a point where selling such investment may not necessarily be in the best interests of our stockholders.  Our Board of Directors monitored such conflicts of interest in connection with its review of the performance of our former investment adviser under our former Investment Advisory Agreement, as well as during its quarterly review of our financial performance and results of operations.

Our Administrator can resign on 90 days’ notice and we may be unable to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Administrator has the right, under our Administrative Consulting Agreement, to resign at any time upon not less than 90 days’ written notice, whether we have found a replacement or not.  If our Administrator resigns, we may not be able to find a new Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all.  If we are unable to do so promptly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to make distributions are likely to be adversely affected and the market price of our shares may decline.  In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Administrator.  Even if we were able to retain comparable management, the integration of such management and their lack of familiarity with our Investment Objective might result in additional costs and time delays that could adversely affect our financial condition, business and results of operations.

Operating under the constraints imposed on us as a BDC and a regulated investment company may hinder the achievement of our Investment Objective.

The 1940 Act imposes numerous constraints on the operations of BDCs.  For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S.-based private companies or public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and other high quality debt instruments that mature in one year or less.  In addition, qualification for taxation as a regulated investment company, or RIC, requires satisfaction of source-of-income, diversification and distribution requirements.  These constraints, among others, may hinder our Administrator and Board of Directors’ ability to monetize investments and achieve our Investment Objective.

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

We derive current interest income on our debt investments. With respect to the debt obligations we have acquired with PIK provisions, under applicable tax rules, we must include in income each year a portion of the PIK interest earned in that year.  Because PIK interest will be included in our investment company taxable income in the year it is earned, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we may not have received any corresponding cash amount.  As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification for RIC tax treatment under the Code.  We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose.  If we are not able to obtain cash from other sources, we may fail to continue to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

To the extent original issue discount ("OID") or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include OID instruments or contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•       The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•       Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•       OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•       For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•       sudden electrical or telecommunication outages;

•       natural disasters such as earthquakes, tornadoes and hurricanes;

•       disease pandemics;

•       events arising from local or larger scale political or social matters, including terrorist acts; and

•       cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our Board of Directors is authorized to reclassify any unissued shares of our stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock.  Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of us and our existing common stockholders.  Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock.  We are authorized to issue up to 200,000,000 shares of common stock and, as of December 31, 2015, we had 9,676,484 shares of common stock issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation.  The cost of any such reclassification would be borne by our existing common stockholders.  In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors.  As a result, our preferred stockholders would have the ability to reject a director that would otherwise be elected by our common stockholders.  In addition, while Maryland law generally requires directors to act in the best interests of all of a corporation’s stockholders, there can be no assurance that a director elected by our preferred stockholders would not choose to act in a manner that tends to favor our preferred stockholders, particularly where there was a conflict between the interests of our preferred stockholders and our common stockholders.  The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests.  The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion.  These effects, among others, could have an adverse effect on your investment in our common stock.

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

We have internalized and engaged third parties to provide administrative functions to us, and, therefore, expect to incur significant costs, even in the event the value of your investment declines.

On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory Agreement to take effect on the Termination Date. Our Board of Directors has engaged US Bancorp to provide administrative and fund accounting services to us and the Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including our Chief Executive Officer and Chief Financial Officer. Following the Termination Date, although we no longer bear the costs of the various fees and expenses we had paid to our former investment adviser under the Investment Advisory Agreement, by engaging third parties to provide administrative functions, we will incur additional costs.

The Administrator fee is $600,000 per annum.  The Administrator fee is payable regardless of whether the value of our gross assets or your investment declines.  As a result, we will owe our Administrator a fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the Administrator fee is paid.

Risks Related to Our Common Stock

The market price of our shares of common stock may be adversely affected if we are unable to implement our investment strategy.

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

Our investments also involve a high degree of risk and, as a result, we may incur losses in the value of our investment portfolio. Portfolio company investments are highly speculative and, therefore, an investor in our common stock may lose his entire investment. Unrealized depreciation of the debt and equity securities of our portfolio companies will always be a by-product and risk of our business, and there can be no assurance that we will be successful in executing our investment strategy. The market price of our shares of common stock may be adversely affected if we are unable to successfully implement our investment strategy, and an investment in our common stock would not be suitable for investors with lower risk tolerance.

Investing in shares of our common stock is highly speculative and an investor could lose all or some of the amount invested.

Our current and former investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio.  Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his entire investment.  Write-downs of our debt and equity investments in privately held companies will always be a by-product and risk of our business, and there can be no assurance that we will be able to achieve an acceptable return on our portfolio company investments.  An investment in our common stock would not be suitable for investors with lower risk tolerance.

Our common stock price may be volatile and may decrease substantially.

Since shares of our common stock were listed on the Nasdaq Capital Market beginning December 12, 2011, the trading price of our common stock has fluctuated substantially.  We expect that the trading price of our common stock will continue to fluctuate substantially.  The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance.  These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

•	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

•	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	fluctuations in the valuation of our portfolio investments;

•	public perception of the value of our portfolio companies;

•	operating performance of companies comparable to us;

•	market sentiment in the technology sector in which we invest; or

•	departures of any of the officers, directors, or other investment professionals.

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

There is a risk that you may not receive dividends or that our dividends may be reduced over time, particularly since we do not intend to make new portfolio investments, our current portfolio company investments consist primarily of securities that do not produce current income, and any dividends we do pay are expected to vary significantly based on the uncertainty of our current portfolio companies achieving a liquidity event.

Due to the uncertainty of our current portfolio companies achieving a liquidity event and our ability to sell our positions at a gain following a liquidity event, we can give no assurance that we will be able make distributions from the sale of our portfolio investments. Furthermore, we can give no assurance that we will achieve investment results that will allow such distributions to be paid from net investment income or net realized capital gains from year-to-year.  There is no assurance that our current portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments.  Our ability to make distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.

In addition, any unrealized depreciation in our investment portfolio could be an indication that we will be unable to recover the cost of our investment when we sell it in the future.  This could result in realized capital losses in the future and ultimately in reductions of any net capital gains distributions in future periods.

If distributions for the year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our common stock.  A return of capital does not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operation.  Our headquarters are located at 128 North 13th Street, Suite 1100, Lincoln, Nebraska 68508, where we occupy our office space pursuant to an Administrator Consulting Agreement between us and the Administrator.  We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed and began trading on the Nasdaq Capital Market on December 12, 2011.  Our shares of common stock are traded under the symbol “XRDC.” Prior to December 3, 2015, our shares of common stock were traded under the symbol “BDCV,” and, prior to July 1, 2014, our shares of common stock were traded under the symbol “KIPO.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Capital Market for the past two fiscal years.

	Price Range
Quarter Ended	High	Low
2015
December 31, 2015	$4.74	$3.02
September 30, 2015	$5.19	$4.31
June 30, 2015	$5.30	$3.75
March 31, 2015	$5.15	$4.70

2014
December 31, 2014	$5.39	$4.52
September 30, 2014	$6.25	$4.40
June 30, 2014	$6.68	$5.62
March 31, 2014	$6.51	$5.85

The last reported price for our common stock on March 28, 2016 was $2.56 per share. As of March 28, 2016, we had approximately 700 stockholders of record.

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

Stock Repurchases

On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million.   This stock repurchase program expired on March 22, 2015. However, on March 26, 2015, our Board of Directors authorized an extension of the stock repurchase program for an additional six months which expired on September 22, 2015.

On November 10, 2015, the Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, our Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which we are prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.  The repurchase program may be extended, modified or discontinued at any time for any reason.  The stock repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the year ended December 31, 2015, we repurchased 117,510 shares of our common stock at an average price of $4.96 per share, including commissions, with a total cost of $582,468.  Our net asset value per share increased by $0.02 per share as a result of the share repurchases during the year ended December 31, 2015.  The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2015 was 24%. Details of the monthly share repurchases under our stock repurchase program during the year ended December 31, 2015 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Cost of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Balance at December 31, 2014				128,977	$665,998	$4,334,002
May 2015	15,231	$78,103	$5.13	144,208	744,101	4,255,899
June 2015	55,308	273,935	4.95	199,516	1,018,036	3,981,964
August 2015	16,554	81,757	4.94	216,070	1,099,793	3,900,207
September 2015	30,417	148,673	4.89	246,487	1,248,466	3,751,534
Total	117,500	$582,468	$4.96	246,487	$1,248,466

Details of the monthly share repurchases under our stock repurchase program during the year ended December 31, 2014 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Cost of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
October 2014	—	—	—	—	—	5,000,000
November 2014	33,106	172,459	5.21	33,106	172,459	4,827,541
December 2014	95,871	493,539	5.15	128,977	665,998	4,334,002
Total	128,977	$665,998	$5.16	128,977	$665,998

Since December 31, 2015, we have repurchased 6,408 shares of our common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608. See “-Recent Developments” below.

Distributions

Distribution Policy

We generally pay distributions to our stockholders out of assets legally available for distribution, as determined by our Board of Directors, with the intention of distributing 100% of our net realized capital gains annually.

On March 25, 2016, our Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by our Board of Directors in its discretion. Based on our Board of Directors’ recent change to our investment objective to preserve capital and maximize stockholder value and resolution to monetize our portfolio holdings at the earliest practicable date, we will no longer pay regular quarterly distributions to our stockholders. See “-Recent Developments” below. Our Board of Directors may amend or terminate the distribution policy at any time.

Under our former distribution policy, we intended to pay regular quarterly distributions (the "Regular Distributions") to our stockholders in an amount determined and declared by our Board of Directors in the first quarter of each year. The Regular Distributions were intended to provide a minimum level of distributions to our stockholders each year until we were generating sufficient net investment income under our former debt-focused investment strategy. To the extent our net realized capital gains exceeded the aggregate amount of our Regular Distributions for a year, our Board of Directors also intended to declare a special distribution in December of each year (the "Special Distribution") so that the total distributions for the year represented at least 100% of our net realized capital gains.

Due to the uncertainty of our current portfolio companies achieving a liquidity event, we can give no assurance that we will be able make distributions from the sale of our portfolio investments.  Furthermore, we can give no assurance that we will achieve investment results that will allow such distributions to be paid from net investment income or net realized capital gains from year-to-year. There is no assurance that our current portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly-traded portfolio company investments.  Our ability to make distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.

If our distributions for any year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders.  A return of capital is generally not taxable and, instead, reduces a stockholder's tax basis in his shares of our common stock.  A return of capital does not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets.

During the year ended December 31, 2015, our Board of Directors declared quarterly Regular Distributions each in the amount of $0.15 per share. The record and payment dates for these distributions were as follows:

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

Dividend History

The distribution amounts, and the record and payment dates, for our distributions for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are set forth in the table below.

Date Declared	Record Date	Payment Date	Amount Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital
March 26, 2015	September 11, 2015	September 25, 2015	0.15		Return of Capital
March 26, 2015	December 4, 2015	December 18, 2015	0.15		Return of Capital
Total - 2015 Dividends			0.60
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains (2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	$0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13
Total - Cumulative			$1.95

(1)	This dividend was paid in cash and shares of our common stock.
(2)	Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2014.
(3)	Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.
(4)	The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.

Performance Graph

Our common stock was listed and began trading on Nasdaq on December 12, 2011.  Accordingly, we do not have five years of performance history and will present cumulative stockholder return for the period beginning December 12, 2011 and ending December 31, 2015.

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

Because of the recent change in our investment objective to preserve capital and maximize stockholder value and the expected variance in our ability to make distributions to stockholders, the above performance measurement may not be meaningful going forward. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 is derived from our audited financial statements included our annual reports on Form 10-K for the respective years. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	At and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total investment income	$48,431	$69,295	$39,953	$3,870	$54,348
Operating expenses:
Base management fees	1,232,563	1,568,964	1,462,495	1,533,808	1,153,058
Incentive fees	(2,130,443)	548,796	1,523,189	425,519	152,757
Administrative expenses allocated from investment adviser	423,628	570,074	651,811	633,997	450,019
Operating expenses before expense waiver from investment adviser	1,338,426	3,847,903	5,352,788	4,056,856	3,764,370
Waiver of base management fees	—	(97,797)	—	—	—
Total operating expenses net of expense waiver from investment adviser	1,338,426	3,750,106	5,352,788	4,056,856	3,764,370
Net investment loss	(1,289,995)	(3,680,811)	(5,312,835)	(4,052,986)	(3,710,022)
Net realized gain (loss)	(1,157,446)	6,778,371	4,400,178	282,203	—
Net (decrease) increase in unrealized appreciation	(9,051,699)	(4,034,392)	3,215,772	1,845,390	763,784
Net (decrease) increase in net assets resulting from operations	(11,499,140)	(936,832)	2,303,115	(1,925,393)	(2,946,238)

Per Share Data:
Net asset value per common share	$5.06	$6.82	$7.65	$8.00	$8.23
Net investment loss (1)	(0.13)	(0.38)	(0.59)	(0.44)	(0.54)
Net (decrease) increase in net assets resulting from operations (1)	(1.18)	(0.10)	0.25	(0.21)	(0.43)
Distributions declared (2)	0.60	0.70	0.49	0.03	0.06

Balance Sheet Data at Period End:
Investment in portfolio company securities at fair value	$34,745,757	$45,841,199	$61,976,805	$65,023,706	$37,273,980
Cash and cash equivalents	13,655,862	27,437,568	13,537,328	8,934,036	39,606,512
Total assets	49,162,791	74,073,236	75,616,554	74,385,077	76,943,238
Total liabilities	247,732	7,239,699	2,577,084	972,137	558,523
Net assets	48,915,059	66,833,537	73,039,470	73,412,940	76,384,715
Common shares outstanding	9,676,484	9,793,994	9,548,902	9,174,785	9,283,781

(1) Per share amounts are calculated using weighted average shares outstanding during the period.

(2) The distributions declared per share for the year ended December 31, 2011 are calculated using weighted average shares outstanding during the year ended December 31, 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. Important assumptions include our ability to originate new portfolio company investment opportunities, the timing of IPOs or strategic sales/mergers by our portfolio companies in which we made equity investments, our ability to achieve attractive returns on our investments, and our ability to access additional capital. The forward-looking statements contained in this annual report on Form 10-K include statements as to:

•	our future operating results;

•	changes in our investment policies and strategies;

•	our ability to obtain ongoing administrative services from one or more third parties on a cost effective basis;

•	our business prospects and the prospects of our existing portfolio companies;

•	the impact of changes in interest rates on our investments;

•	the impact of a protracted decline in the market for IPOs on our business;

•	the impact of a protracted decline in the capital and/or stock market;

•	our ability to sell our investments;

•	the ability of our portfolio companies to be monetized;

•	our relationships with the management teams of our existing portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which our existing portfolio companies operate;

•	the ability of our existing portfolio companies to achieve their operating performance objectives, to raise additional debt and equity capital to fund future operations, and to complete an IPO or strategic sale/merger within a reasonable time;

•	our ability to find suitable liquid investments which generate current income that would enable us to offset some of our ongoing operating expenses, including costs that we incur to maintain our status as a public reporting and Nasdaq listed company;

•	our ability to make follow-on investments in our existing portfolio companies in order to maintain or enhance the value of our existing positions;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a BDC and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our equity investments in existing portfolio companies after they have completed an IPO or in connection with a strategic sale/merger or as part of a privately negotiated transaction;

•	the timing, form and amount of any distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses; and

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder.

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

Overview

Crossroads Capital, Inc. ("we," "our" and "us"), formerly known as BDCA Venture, Inc., was incorporated on May 9, 2008 under the laws of the State of Maryland and is an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), as of November 20, 2008. Effective December 2, 2015, we changed our name from BDCA Venture, Inc. to Crossroads Capital, Inc. Effective January 1, 2010, we elected to be treated for U.S. Federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We commenced our portfolio company investment activities in January 2010. The shares of our common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

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

On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between us and our investment adviser, BDCA Venture Adviser, LLC. The effective date of termination of the Investment Advisory Agreement was December 6, 2015 (the "Termination Date"). Also on October 5, 2015, our Board of Directors determined that we will no longer make investments in new venture capital-backed or high growth companies and will now shift our focus to the orderly monetization of our current holdings. However, we may consider making opportunistic follow-on investments in its existing portfolio companies.

On November 10, 2015, our Board of Directors approved the engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services.

On November 13, 2015, our Board of Directors approved the engagement of 1100 Capital Consulting, LLC (our “Administrator”) to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer.

Effective December 2, 2015, our Board of Directors appointed Ben H. Harris to serve as our Chief Executive Officer and President, David M. Hadani to serve as our Chief Financial Officer, Treasurer and Secretary, both officers of the Administrator, and Stephanie L. Darling to serve as our Chief Compliance Officer.

We have entered into agreements with MidFirst Bank to be the custodian of our portfolio securities and Frontier Bank to be the custodian of the majority of our cash and cash equivalent assets.

Effective January 20, 2016, our Board of Directors changed to our investment objective to preserve capital and maximize stockholder value (our “Investment Objective”) by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date.

While our Board of Directors plans to distribute cash proceeds to stockholders from the sale or other monetization of our portfolio investments, no assurance can be given regarding the timing of or amounts realized from any such transactions. Further, while our Board of Directors will adhere to its previously announced determination not to invest in new venture capital-backed companies, we may consider making opportunistic follow-on investments in our existing portfolio companies. Our Board of Directors reserves the right to modify or terminate this plan at any time or to consider additional strategic alternatives. See “-Recent Developments” below.

For the December 31, 2015 valuation of our portfolio investments that are not publicly traded, an independent valuation firm assisted our Board of Directors in its determination of the value of eight investments in our portfolio. Our Administrator assisted our Board of Directors in its determination of the value of all of the investments in our portfolio and the funds held in escrow from the sale of investments (“Escrowed Funds”). Beginning with the September 30, 2015 valuation, our Board of Directors also engaged an independent valuation consultant to assist it in its review and assessment of the valuation of our investment portfolio.

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

We did not make any portfolio company investments during the year ended December 31, 2015.

•	On January 6, 2015, 3,986 shares of Millennial Media common stock were released from the indemnity escrow. During December 2014, we wrote-off these released shares based on pending indemnity claims made against such shares. On February 26, 2015, we sold these released shares resulting in a net realized gain of $6,178. On December 24, 2015, we received $4,686 in additional proceeds based on a final escrow release.

•	On March 12, 2015, we received $13,930 in additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration. The receipt of these additional proceeds resulted in a net realized gain of $13,930. On January 15, 2016, $606,983 was released to us from the Xtime escrow without any offset for indemnity claims. See “-Recent Developments” below.

•	On January 15, 2015, the maturity date of our July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February 15, 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On March 22, 2016, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the Notes.

•	On March 17, 2015, the maturity date of our BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On March 22, 2016, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the convertible bridge notes.

•	During February and March 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $2.0 million, which triggered the right for certain shareholders to force the conversion of all of Agilyx's outstanding shares of convertible preferred stock (including those held by us) into shares of common stock on a 1-for-1 basis. On April 3, 2015, Agilyx shareholders approved the conversion of all outstanding shares of convertible preferred stock to common stock on a 1-for-1 basis. Accordingly, our 1,092,956 shares of Series C convertible preferred stock and 15,107,090 shares of Series E-2 convertible preferred stock were converted into a total of 16,200,046 shares of common stock. On October 29, 2015, Agilyx completed a 1,000,000-to-one reverse stock split of all outstanding common stock. As a result, our 16,200,046 shares of common stock were exchanged into 16 shares of common stock.

•	During April and May 2015, we sold 300,000 shares of Tremor Video common stock with an aggregate cost basis of $2,000,004 for total net proceeds of $817,764, resulting in a net realized loss of $1,182,240.

•	On May 8, 2015, Zoosk withdrew its registration statement on Form S-1 for an IPO of its common stock. Zoosk initially filed a registration statement on April 16, 2014 to raise up to $100 million in an initial public offering.

•	On October 15, 2015, Suniva, Inc., a private portfolio company, completed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange company ("SFCE"), and a global integrated energy provider. In the merger, all outstanding shares of preferred stock and common stock of Suniva were cancelled in exchange for the right of certain Suniva stockholders (including us) to receive their allocable share of the merger consideration, which was distributed in shares of SFCE common stock and Class A common stock of the private surviving company of the merger transaction. On January 13, 2016, our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The shares of SFCE common stock were subject to a lockup period which expired in February 2016. See “-Recent Developments” below.

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2015, 2014 and 2013 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments ("Escrowed Funds") held at the end of each period:

	Years Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$—	$—	$—	$—	$675,317	$(1,599,920)
LifeLock, Inc.	—	—	—	—	3,675,041	(1,911,002)
Solazyme, Inc.	—	—	—	—	49,820	342,456
Xtime, Inc.	13,930	—	7,511,947	(2,830,000)	—	—
TrueCar, Inc.	—	—	3,519,048	(720,004)	—	—
Kabam, Inc.	—	—	671,140	(291,140)	—	—
Millennial Media, Inc.	10,864	—	(348,201)	(3,074,247)	—	—
Livescribe, Inc.	—	—	(606,186)	606,186	—	—
Stoke, Inc.	—	—	(3,969,283)	2,560,000	—	—
Tremor Video, Inc.	(1,182,240)	1,139,004	—	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	(1,157,446)	1,139,004	6,778,465	(3,749,205)	4,400,178	(3,168,466)
Portfolio Company Investments Held at End of Period	—	(10,274,427)	—	(185,444)	—	6,384,238
Total Portfolio Company Investments	(1,157,446)	(9,135,423)	6,778,465	(3,934,649)	4,400,178	3,215,772
Funds Held in Escrow from Sale of Investment	—	83,724	—	(99,743)	—	—
Total Portfolio Company Financial Assets	$(1,157,446)	$(9,051,699)	$6,778,465	$(4,034,392)	$4,400,178	$3,215,772

Portfolio Composition and Potential Exits

The total value of our investments was $34.7 million at December 31, 2015, compared to $45.8 million at December 31, 2014.

The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of December 31, 2015 and December 31, 2014.

	December 31, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$32,937,524	$32,976,000	93.06%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	420,000	1.19%	—	340,000	0.73%
Common Stock	6,088,558	80,000	0.23%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	265,929	530,000	1.50%	238,501	450,000	0.97%
Subordinated Secured Notes	121,759	121,759	0.34%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,413,770	34,127,759	96.32%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	1,999,997	617,998	1.74%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	41,413,767	34,745,757	98.06%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	688,082	1.94%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$42,117,868	$35,433,839	100.00%	$44,183,097	$46,550,767	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

As of December 31, 2015, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies in an unrealized appreciation position is set forth below.

	December 31, 2015
Portfolio Company	Cost	Fair Value	Unrealized Appreciation	As % of Cost
SilkRoad, Inc.	$6,337,785	$9,620,000	$3,282,215	52%
Metabolon, Inc.	4,000,000	6,620,000	2,620,000	66%
Centrify Corporation	2,999,999	3,070,000	70,001	2%
Zoosk, Inc.	2,999,999	3,780,000	780,001	26%
Deem, Inc.	3,000,000	3,160,000	160,000	5%
Total	$19,337,783	$26,250,000	$6,912,217	36%

As of December 31, 2015, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies in an unrealized depreciation position is set forth below.

	December 31, 2015
Portfolio Company	Cost	Fair Value	Unrealized Depreciation	As % of Cost
Mode Media Corporation	$4,999,999	$4,806,000	$(193,999)	(4)%
Harvest Power, Inc.	2,904,526	1,430,000	(1,474,526)	(51)%
BrightSource Energy, Inc.	3,284,819	1,051,759	(2,233,060)	(68)%
Tremor Video, Inc.	1,999,997	617,998	(1,381,999)	(69)%
Suniva, Inc.	2,554,287	355,000	(2,199,287)	(86)%
MBA Polymers, Inc.	2,000,000	235,000	(1,765,000)	(88)%
Agilyx Corporation	4,332,356	-	(4,332,356)	(100)%
Total	$22,075,984	$8,495,757	$(13,580,227)	(62)%

As of December 31, 2015, the unrealized depreciation (or write-down) on our Escrowed Funds was $16,019.

As of December 31, 2015, we held equity investments in 12 portfolio companies, one of which is publicly traded (Tremor Video), and 11 of which are private companies. Based on our quarterly calls with the management of our private portfolio companies, we do not believe that any of our 11 private portfolio companies will complete an IPO or a strategic merger or sale during the next 12 months, other than Suniva. If and when any private portfolio companies complete an IPO, our shares in such portfolio companies would only become eligible for sale following the expiration of post-IPO lockup periods, typically 180 days. We further believe there may be limited opportunities to sell our interests in existing private portfolio companies to third parties in privately negotiated transactions. Accordingly, it is possible that an orderly monetization of our current holdings may take three to five years or more.

We believe there are three factors, among others, that have an impact on the IPO market: (i) volatility, (ii) recent IPO performance, and (iii) equity market trends. Beginning in the third quarter of 2015, there was an increase in volatility, a decline in recent IPO performance, and unfavorable equity market trends, all of which we believe may adversely impact the IPO market. If these factors continue to be unfavorable, we believe it may be more difficult for our private portfolio companies to complete an IPO in the future. There can be no assurance that any of our existing private portfolio companies will complete an IPO or a strategic sale/merger.

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

Set forth below are the results of operations for the years ended December 31, 2015 and 2014.

Comparison of the Years Ended December 31, 2015 and 2014

Investment Income

For the years ended December 31, 2015 and 2014, we earned interest and dividend income from cash and cash equivalents of $8,446 and $2,809, respectively. During the year ended December 31, 2015, we also earned payment-in-kind ("PIK") interest of $39,985 on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource. During the year ended December 31, 2014, we earned PIK interest of $66,486 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx and our subordinated secured note investments in BrightSource.

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

The following table shows our PIK loan activity for the years ended December 31, 2015 and 2014, at cost:

	Years Ended December 31,
	2015	2014
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$347,703	$1,242,569
Addition of PIK loans during period	-	440,334
PIK interest accreted to principal during period	39,985	66,486
Conversion of PIK loans into equity during the period	-	(1,401,288)
Payments received from PIK loans during the period	-	(398)
Ending PIK loan balance (inclusive of PIK interest capitalized)	$387,688	$347,703

As of December 31, 2015, the only notes with PIK interest that we held were issued by BrightSource. As of December 31, 2015, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.

Operating Expenses

Following the termination of the Investment Advisory Agreement, our primary operating expenses include the payment of: (i) fees to our Administrator under the Administrator Consulting Agreement; (ii) fees to US Bancorp under the Administration Servicing Agreement and a Fund Accounting Servicing Agreement; and (iii) other operating costs. The composition of our operating expenses for the years ended December 31, 2015 and 2014, respectively, were as follows.

	Years Ended December 31,
	2015	2014	Increase / Decrease
Operating expenses:
Base management fees	$1,232,563	$1,568,964	$(336,401)
Incentive fees	(2,130,443)	548,796	(2,679,239)
Administrative expenses allocated from investment adviser	423,628	570,074	(146,446)
Professional fees	1,103,030	403,959	669,071
Directors fees	128,750	112,500	16,250
Public and investor relations expenses	205,295	86,588	118,707
Travel expenses	17,357	68,733	(51,376)
Stock transfer agent fees	52,880	58,929	(6,049)
Marketing and advertising expenses	19,800	46,747	(26,947)
Printing and production expenses	26,259	46,696	(20,437)
Postage and fulfillment expenses	45,417	34,884	10,533
Interest expense on borrowings	—	14,819	(14,819)
Custody fees	6,000	6,000	—
General and administrative expenses	207,890	280,214	(72,324)
Total operating expenses	1,338,426	3,847,903	(2,509,477)
Waiver of base management fees	—	(97,797)	97,797
Net operating expenses	$1,338,426	$3,750,106	$(2,411,680)

Total operating expenses for the years ended December 31, 2015 and 2014 were $1,338,426 and $3,847,903, respectively, a decrease of $2,509,477 compared to the prior period.

Total operating expenses, excluding base management fees and incentive fees, for the years ended December 31, 2015 and 2014 were $2,236,306 and $1,730,143, respectively, an increase of $506,163 compared to the prior period. This increase was due primarily to increases in: (i) legal and litigation expenses of $305,961 and proxy administrative and solicitation services of $107,861, each related to the contested proxy campaign in connection with our Annual Meeting, (ii) $125,157 in legal and proxy solicitation fees payable to Bulldog Investors, LLC (“Bulldog”) as reimbursement of its costs of litigation against us in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of our new Board of Directors, and (iii) audit fees of $139,280 as a result of the resignation of our former auditor and the appointment of a new auditor, partially offset by reductions in allocated administrative expenses allocated from our former investment adviser and other operating expense categories.

Base management fees paid to BDCA Venture Adviser for the years ended December 31, 2015 and 2014 were $1,232,563 and $1,568,964, of which BDCA Venture Adviser waived $0 and $97,797, respectively, a decrease of $336,401 compared to the prior period. For the years ended December 31, 2015 and 2014, we recorded a reduction of accrued incentive fees of $2,130,443 and $86,445, a decrease of $2,043,998 compared to the prior period. No incentive fee was due and payable to BDCA Venture Adviser as of the Termination Date, and, accordingly, the accrued incentive fee payable to BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date. As of December 31, 2014, $635,241 of earned incentive fees was due and payable to BDCA Venture Adviser in accordance with the contractual terms of the Investment Advisory Agreement.

Administrative expenses allocated from BDCA Venture Adviser for the years ended December 31, 2015 and 2014 were $423,628 and $570,074, respectively, a decrease of $146,446 compared to the prior period which was a result of decreased allocations of adviser expenses.

Professional fees for the years ended December 31, 2015 and 2014 were $1,103,030 and $403,959, respectively, an increase of $699,071 compared to the prior period due primarily to increases in: (i) legal and litigation expenses of $305,961 related to the contested proxy campaign in connection with our Annual Meeting, (ii) $39,245 in legal fees payable to Bulldog as reimbursement of its costs of litigation against us in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of our new Board of Directors, (iii) $191,112 in administrative services related to the engagement of our Administrator and US Bancorp, and (iv) audit fees of $139,280 as a result of the resignation of our former auditor and the appointment of a new auditor, partially offset by a reduction in Sarbanes Oxley consulting services compared to the prior period.

Directors fees for the years ended December 31, 2015 and 2014 were $128,750 and $112,500, respectively, an increase of $16,250 compared to the prior period due primarily to the payment of directors fees to: (i) the incumbent Board of Directors prior to our Annual Meeting during July 2015, and (ii) our new Board of Directors in August 2015 following their election at our Annual Meeting.

Public and investor relations expenses for the years ended December 31, 2015 and 2014 were $205,295 and $86,588, respectively, an increase of $118,707 compared to the prior period due primarily to an increase in proxy administrative and solicitation services of $107,861 related to the contested proxy campaign in connection with our Annual Meeting and $69,562 in proxy solicitation fees payable to Bulldog as reimbursement of its costs associated with the proxy process and the election of our new Board of Directors, partially offset by a decrease in seminar and conference expenses compared to the prior period.

The decrease of $14,819 in interest expense on borrowings for the year ended December 31, 2015 compared to the year ended December 31, 2014 was the result of the interest expense on our short-term borrowing used to finance the purchase of $20 million of short-term U.S. Treasury Bills ("T-Bills") to satisfy our RIC diversification requirement in 2014.

See Note 4 – Related Party Agreements and Transactions – to the financial statements of this annual report on Form 10-K for a further discussion of the fees paid to our former investment adviser and the reimbursement to Bulldog.

Net Investment Loss

Net investment losses for the years ended December 31, 2015 and 2014 were $1,289,995 and $3,680,811, respectively. The decrease of $2,390,816 in net investment loss for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily attributable to decreases in incentive fees, base management fees and administrative expenses allocated from our former investment adviser, during the year ended December 31, 2015, which were partially offset by increases in professional fees and public and investor relations expenses during the year ended December 31, 2015, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.13 for the year ended December 31, 2015 compared to basic and diluted net investment loss per common share outstanding of $0.38 for the year ended December 31, 2014. The weighted average common shares outstanding for the years ended December 31, 2015 and 2014 were 9,739,237 and 9,729,764, respectively.

Net Realized Gain (Loss)

For the year ended December 31, 2015, net realized loss totaled $1,157,446. During the year ended December 31, 2015, we sold 300,000 shares of Tremor Video common stock. During the same period, we also sold 3,986 shares of previously written-off Millennial Media common stock and received additional proceeds which had been released from Millennial Media’s indemnity escrow, and received additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration.

For the year ended December 31, 2014, net realized gain totaled $6,778,371. During the year ended December 31, 2014, we sold our entire position in Kabam, TrueCar, Xtime and Stoke, and 1,230,747 shares of Millennial Media common stock. During the year ended December 31, 2014, we also wrote off the remaining 17,146 shares of Millennial Media common stock and our entire position in Livescribe.

For additional information regarding the investment cost, net proceeds and net realized gain (loss) for each of the portfolio company positions sold by us during the years ended December 31, 2015 and 2014, see "-Portfolio Activity" above.

Net Increase (Decrease) in Unrealized Appreciation (Depreciation)

For the year ended December 31, 2015, the net decrease in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $9,051,699. For the year ended December 31, 2014, the net decrease in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $4,034,392. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of December 31, 2015 and 2014, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net decrease in unrealized appreciation of $9,051,699 for the year ended December 31, 2015, or $0.93 per common share outstanding during the period:

	December 31, 2015			December 31, 2014			Year to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
SilkRoad, Inc.	$6,337,785	$9,620,000	$3,282,215	$6,337,785	$8,860,000	$2,522,215	$760,000	$0.08
Metabolon, Inc.	4,000,000	6,620,000	2,620,000	4,000,000	7,790,000	3,790,000	(1,170,000)	(0.12)
Mode Media Corporation	4,999,999	4,806,000	(193,999)	4,999,999	6,850,000	1,850,001	(2,044,000)	(0.21)
Zoosk, Inc.	2,999,999	3,780,000	780,001	2,999,999	3,790,000	790,001	(10,000)	*
Deem, Inc.	3,000,000	3,160,000	160,000	3,000,000	4,290,000	1,290,000	(1,130,000)	(0.12)
Centrify Corporation	2,999,999	3,070,000	70,001	2,999,999	3,310,000	310,001	(240,000)	(0.03)
Harvest Power, Inc.	2,904,526	1,430,000	(1,474,526)	2,904,526	2,620,000	(284,526)	(1,190,000)	(0.12)
BrightSource Energy, Inc.	3,284,819	1,051,759	(2,233,060)	3,244,834	1,389,202	(1,855,632)	(377,428)	(0.04)
Tremor Video, Inc.	1,999,997	617,998	(1,381,999)	4,000,001	1,721,997	(2,278,004)	896,005	0.09
Suniva, Inc.	2,554,287	355,000	(2,199,287)	2,554,287	1,740,000	(814,287)	(1,385,000)	(0.14)
MBA Polymers, Inc.	2,000,000	235,000	(1,765,000)	2,000,000	2,100,000	100,000	(1,865,000)	(0.19)
Agilyx Corporation	4,332,356	-	(4,332,356)	4,332,356	1,380,000	(2,952,356)	(1,380,000)	(0.14)
Total Portfolio Company Investments	41,413,767	34,745,757	(6,668,010)	43,373,786	45,841,199	2,467,413	(9,135,423)	(0.94)
Funds held in escrow from sale of investment	704,101,	688,082	(16,019)	809,311	709,568	(99,743)	83,724	0.01
Total Portfolio Company Financial Assets	$42,117,868	$35,433,839	$(6,684,029)	$44,183,097	$46,550,767	$2,367,670	$(9,051,699)	$(0.93)

*	Per share amounts less than $0.01.
(1)	Per share amounts based on weighted-average shares outstanding of 9,739,237 during the year ended December 31, 2015.

The net decrease in unrealized depreciation in Tremor Video, a publicly traded company, during the year ended December 31, 2015 is comprised of: (i) the net decrease (reversal) of unrealized depreciation of $1,139,004 on the shares of Tremor Video we sold during the period for which we realized a net loss of $1,182,240, and (ii) the change in market price for the shares of Tremor Video we continue to hold, representing a net decrease in unrealized depreciation of $242,999.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the year ended December 31, 2015 was $11,499,140, which included $1,157,446 in net realized losses and a net decrease in unrealized appreciation of $9,051,699 during such period, compared to a net decrease in our net assets resulting from operations for the year ended December 31, 2014 of $936,832, which included $6,778,371 in net realized gains and a net decrease in unrealized appreciation of $4,034,392 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $1.18 for the year ended December 31, 2015, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.10 per common share for the year ended December 31, 2014. The weighted average common shares outstanding for the years ended December 31, 2015 and 2014 were 9,739,237 and 9,729,764, respectively.

Comparison of the Years Ended December 31, 2014 and 2013

Investment Income

For the years ended December 31, 2014 and 2013, we earned interest and dividend income from cash and cash equivalents of $2,809 and $2,577, respectively. During the year ended December 31, 2014, we also earned PIK interest of $66,486 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx and our subordinated secured note investments in BrightSource. During the year ended December 31, 2013, we earned PIK interest of $37,376 on our subordinated convertible bridge note investments in BrightSource and SilkRoad.

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

Operating Expenses

During the year ended December 31, 2014, our primary operating expenses included the payment of: (i) investment advisory fees to BDCA Venture Adviser, (ii) our allocable portion of overhead and other expenses incurred by BDCA Venture Adviser, as our administrator, in performing its administrative obligations under the Investment Advisory Agreement, and (iii) other operating costs.

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

Operating expenses before any expense waiver from BDCA Venture Adviser for the years ended December 31, 2014 and 2013 were $3,847,903 and $5,352,788, respectively, a decrease of $1,504,885 compared to the prior period. Our operating expenses excluding base management fees, incentive fees, and costs related to our withdrawn registration statement for the years ended December 31, 2014 and 2013 were $1,730,143 and $2,079,746, respectively, a decrease of $349,603 compared to the prior period.

For the years ended December 31, 2014 and 2013 we incurred base management fees of $1,568,964 and $1,462,495, of which our investment adviser waived $97,797 and $0, respectively, an increase of $106,469 compared to the prior period. During the year ended December 31, 2014, BDCA Venture Adviser agreed to waive the portion of the base management fees associated with the proceeds of our $19.4 million short-term borrowing used to finance the purchase of $20 million of T-Bills to satisfy the RIC diversification requirement and included in gross assets as of September 30, 2014. For the years ended December 31, 2014 and 2013, we incurred incentive fees of $548,796 and $1,523,189, a decrease of $974,393 compared to the prior period. As of December 31, 2014, $635,241 of earned incentive fees were due and payable to BDCA Venture Adviser in accordance with the contractual terms of the Investment Advisory Agreement. As of December 31, 2013, no earned incentive fees were due and payable to BDCA Venture Adviser.

Administrative expenses allocated from BDCA Venture Adviser decreased $81,737 as a result of decreased allocations of adviser expenses. Professional fees decreased by $209,177 due primarily to decreased audit and legal fees in 2014 compared to 2013 which included audit and legal fees in connection with our withdrawn registration statement for an underwritten offering. Advertising and marketing decreased by $196,957 as a result of a decrease in web-based and social media advertising.

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

	December 31, 2014			December 31, 2013			Year to Date
	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
SilkRoad, Inc.	$6,337,785	$8,860,000	$2,522,215	$6,028,667	$8,608,667	$2,580,000	$(57,785)	$(0.01)
Metabolon, Inc.	4,000,000	7,790,000	3,790,000	4,000,000	6,140,000	2,140,000	1,650,000	0.17
Mode Media Corporation	4,999,999	6,850,000	1,850,001	4,999,999	5,750,000	750,001	1,100,000	0.11
Deem, Inc.	3,000,000	4,290,000	1,290,000	3,000,000	3,000,000	—	1,290,000	0.13
Zoosk, Inc.	2,999,999	3,790,000	790,001	2,999,999	5,650,000	2,650,001	(1,860,000)	(0.19)
Centrify Corporation	2,999,999	3,310,000	310,001	—	—	—	310,001	0.03
Harvest Power, Inc.	2,904,526	2,620,000	(284,526)	2,499,999	2,770,000	270,001	(554,527)	(0.06)
MBA Polymers, Inc.	2,000,000	2,100,000	100,000	2,000,000	1,530,000	(470,000)	570,000	0.06
Suniva, Inc.	2,554,287	1,740,000	(814,287)	2,500,007	1,330,000	(1,170,007)	355,720	0.04
Tremor Video, Inc.	4,000,001	1,721,997	(2,278,004)	4,000,001	3,479,994	(520,007)	(1,757,997)	(0.18)
BrightSource Energy, Inc.	3,244,834	1,389,202	(1,855,632)	3,111,033	1,693,902	(1,417,131)	(438,501)	(0.04)
Agilyx Corporation	4,332,356	1,380,000	(2,952,356)	4,000,000	1,840,000	(2,160,000)	(792,356)	(0.08)
TrueCar, Inc.	—	—	—	2,999,996	3,720,000	720,004	(720,004)	(0.07)
Xtime, Inc.	—	—	—	3,000,000	5,830,000	2,830,000	(2,830,000)	(0.29)
Millennial Media, Inc.	—	—	—	4,999,995	8,074,242	3,074,247	(3,074,247)	(0.32)
Kabam, Inc.	—	—	—	1,328,860	1,620,000	291,140	(291,140)	(0.03)
Livescribe, Inc.	—	—	—	606,187	—	(606,187)	606,187	0.06
Stoke, Inc.	—	—	—	3,500,000	940,000	(2,560,000)	2,560,000	0.26
Total Portfolio Company Investments	43,373,786	45,841,199	2,467,413	55,574,743	61,976,805	6,402,062	(3,934,649)	(0.41)
Funds held in escrow from sale of investment	809,311	709,568	(99,743)	—	—	—	(99,743)	(0.01)
Total Portfolio Company Financial Assets	$44,183,097	$46,550,767	$2,367,670	$55,574,743	$61,976,805	$6,402,062	$(4,034,392)	$(0.42)

(1)	Per share amounts based on weighted-average shares outstanding of 9,729,764 during the year ended December 31, 2014.

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

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2015, we had cash and cash equivalents of $13.7 million as compared to $27.4 million as of December 31, 2014. The decrease of $13.8 million in cash and cash equivalents during the year ended December 31, 2015 was primarily the result of: (i) our fourth quarter 2014 cash distribution to stockholders of $3.9 million sourced from long-term capital gain and paid in 2015, (ii) quarterly 2015 cash distributions totaling $5.8 million, (iii) repurchases of our common stock totaling $0.6 million, and (iv) net cash used in operating activities of $3.5 million during the year ended December 31, 2015.

As of December 31, 2015, we had no indebtedness and total accounts payable and accrued expenses of $0.2 million. As of December 31, 2014, we had no indebtedness and total accounts payable, accrued expenses and dividends payable of $7.2 million, including amounts owed to BDCA Venture Adviser. As of December 31, 2014, amounts owed to BDCA Venture Adviser consisted of $354,633 of base management fees, $113,596 of administrative expenses, $635,241 of earned incentive fees, and $2,130,443 of accrued theoretical incentive fees. For accounting purposes only, we were required under U.S. GAAP to accrue a theoretical incentive fee which assumed all unrealized balances are realized in order to reflect an incentive fee that would theoretically be payable to BDCA Venture Adviser.

Capital Raising

As of December 31, 2015, we had 9,676,484 shares of our common stock issued and outstanding.

We do not currently intend to raise additional common equity capital in the foreseeable future.

Regulatory Compliance

Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. As of December 31, 2015, we did not meet the 50% Threshold, however, such failure was due to fluctuations in the value of our assets. Accordingly, we satisfied the diversification test as of December 31, 2015. A more detailed description of our RIC status is located in Item 1. — Business - Material U.S. Federal Income Tax Considerations of this annual report on Form 10-K.

During the year ended December 31, 2014, to maintain our status as a RIC for tax purposes, we purchased $20 million of T-Bills on September 24, 2014. We financed the purchase of these T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term borrowing financed through a margin account agreement with National Financial Services, LLC. The $20 million of T-Bills were pledged as collateral for the short-term borrowing. On October 3, 2014, we sold the T-Bills for a realized loss of $94 and repaid the short-term borrowing in full together with accrued interest.

Distributions

Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution. We may fund cash distributions to stockholders from any sources of funds available to us. We have not established limits on the amount of funds we may use from available sources to make distributions.

The following table summarizes our dividends declared for the years ended 2015, 2014, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital
March 26, 2015	September 11, 2015	September 25, 2015	0.15		Return of Capital
March 26, 2015	December 4, 2015	December 18, 2015	0.15		Return of Capital
Total - 2015 Dividends			0.60
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	$ 0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains (2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	$0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13
Total - Cumulative			$1.95

(1)	This dividend was paid in cash and shares of our common stock.
(2)	Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2014.
(3)	Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.
(4)	The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.

On March 26, 2015, our Board of Directors declared cash distributions of $0.15 per share, which were paid on April 29, 2015, June 25, 2015, September 25, 2015 and December 18, 2015, to common stockholders of record on April 15, 2015, June 11, 2015, September 11, 2015 and December 4, 2015, respectively. A total of approximately $5.8 million was paid to our stockholders in connection with the April 29, 2015, June 25, 2015, September 25, 2015 and December 18, 2015 distributions.

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

Distribution Policy

We generally pay distributions to our stockholders out of assets legally available for distribution, as determined by our Board of Directors, with the intention of distributing 100% of our net realized capital gains annually.

On March 25, 2016, our Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by our Board of Directors in its discretion. Based on our Board of Directors’ recent change to our investment objective to preserve capital and maximize stockholder value and resolution to monetize our portfolio holdings at the earliest practicable date, we will no longer pay regular quarterly distributions to our stockholders. See “-Recent Developments” below. Our Board of Directors may amend or terminate the distribution policy at any time.

Under our former distribution policy, we intended to pay regular quarterly distributions (the "Regular Distributions") to our stockholders in an amount determined and declared by our Board of Directors in the first quarter of each year. The Regular Distributions were intended to provide a minimum level of distributions to our stockholders each year until we were generating sufficient net investment income under our former debt-focused investment strategy. To the extent our net realized capital gains exceeded the aggregate amount of our Regular Distributions for a year, our Board of Directors also intended to declare a special distribution in December of each year (the "Special Distribution") so that the total distributions for the year represented at least 100% of our net realized capital gains. Our Board of Directors may have adjusted the amount of the Regular and Special Distributions we paid each year based on other factors that it deemed relevant from time to time including, without limitation, our financial condition, cash availability, maintenance of our RIC status, corporate-level income and excise tax planning, and compliance with applicable BDC regulations.

A more detailed description of our distribution policy is located in Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity - Distributions and Note 8 – Dividends and Distributions - to the financial statements of this annual report on Form 10-K.

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

Stock Repurchases

On September 22, 2014, our Board of Directors authorized a stock repurchase program of up to $5 million. This stock repurchase program expired on March 22, 2015. However, on March 26, 2015, our Board of Directors authorized an extension of the stock repurchase program for an additional six months which expired on September 22, 2015.

During the year ended December 31, 2015, we repurchased 117,510 shares of our common stock at an average price of $4.96 per share, including commissions, for a total cost of $582,468. Our net asset value per share increased by $0.02 per share as a result of the shares repurchased during the year ended December 31, 2015. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2015 was 24%.

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

On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, our Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which we are prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Since December 31, 2015, we have repurchased 6,408 shares of our common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608. See “-Recent Developments” below.

We accounted for the repurchases of our common stock under the cost method based on the actual cost of the repurchases.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2015, we had not entered into any investment agreements which required us to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,983 were released to us from the Xtime escrow without any offset for indemnity claims. The remaining funds held in the Xtime escrow are expected to be released in November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims. As of December 31, 2015 and 2014, Escrowed Funds were fair valued at $688,082 and $709,568, respectively. See Note 9 - Commitments and Contingencies.

On November 6, 2013, we exchanged our preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, we, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including us, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. We set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by us. As of December 31, 2014, we wrote off the remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on actual indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of our Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to us from the indemnity escrow. On February 26, 2015, we sold these released shares resulting in a net realized gain of $6,178. On June 12, 2015, 156 shares of our Millennial Media common stock were released from escrow to pay stockholder indemnity claims. On December 24, 2015, we received $4,686 in additional proceeds based on a final escrow release.

We maintain a directors and officers liability insurance policy (the "D&O Policy") and an excess coverage policy (the "Excess Policy") which provide liability insurance coverage for our officers and directors. We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under our former Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, we agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members of its investment committee) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding any termination of the Investment Advisory Agreement.

As of December 31, 2015, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Portfolio Company Activity

On January 15, 2016, Escrowed Funds totaling $606,983 were released to us from the Xtime escrow without any offset for indemnity claims

On January 13, 2016, our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock in connection with the final merger consideration calculation of Suniva’s merger with SFCE. Our shares of SFCE common stock were subject to a lockup period which expired in February 2016.

On January 20, 2016, our Board of Directors approved and, on January 25, 2016, we signed an indication of interest to purchase additional Series B preferred stock in Harvest Power as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, we purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as our existing Series B preferred stock, with the exception that all of our Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. We did not elect to purchase any Series B-1 preferred shares in this offering.

Investment Objective

On January 20, 2016, our Board of Directors changed our investment objective to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. Subsequent to this change in our investment objective and in recognition that the monetization of our current holdings under our prior policies and investment objective could take three to five years or more and the amounts realized may be less than current fair values, our Board of Directors on March 25, 2016 resolved to monetize our portfolio holdings at the earliest practicable date.

This resolution, together with adverse developments in financial markets to date in 2016, makes our investment portfolio susceptible to the risk that near-term sales could result in amounts realized being less than the fair values determined as of December 31, 2015, as we actively seek to sell our investments, either individually or in groups, it is possible that we will experience substantial differences in the exit prices ultimately achieved on our portfolio holdings as compared to the respective fair values as of December 31, 2015. Such values were determined consistent with our disclosed policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820").

As of December 31, 2015, the cost and fair value of our portfolio company investments and Escrowed Funds was $42.1 million and $35.4 million, respectively. The following table shows the potential impact of a 15%, 20% and 25% discount in value on our holdings:

		Potential Impact of Discount
	December 31, 2015	15%	20%	25%

Total portfolio company financial assets, at fair value	$35,433,839	$30,118,763	$28,347,071	$26,575,379
Net assets	48,915,059	43,599,983	41,828,291	40,056,599
Net asset value per share	$5.06	$4.51	$4.32	$4.14

Our Board of Directors believes the implementation of the new policy, even with the possibility of achieving significantly lower prices from sales, will maximize stockholder value by substantially limiting estimated future operating expenses and removing the risk of future volatility in the market values of our portfolio holdings.

While our Board of Directors plans to distribute cash proceeds to stockholders from the sale or other monetization of our portfolio investments, no assurance can be given regarding the timing of or amounts realized from any such transactions. Further, while our Board of Directors will adhere to its previously announced determination not to invest in new venture capital-backed companies, we may consider making opportunistic follow-on investments in our existing portfolio companies. Our Board of Directors reserves the right to modify or terminate this plan at any time or to consider additional strategic alternatives.

Stock Repurchase Program

On January 20, 2016, our Board of Directors approved an amendment to our stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which we are prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. This stock repurchase program will expire on May 10, 2016, but may be extended, modified or discontinued at any time for any reason. Under the repurchase program, we are authorized to repurchase shares of our common stock up to $2 million in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.   The stock repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Since December 31, 2015, we have repurchased 6,408 shares of our common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608.

Distribution Policy

On March 25, 2016, our Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by our Board of Directors in its discretion. Based on our Board of Directors’ recent change to our investment objective to preserve capital and maximize stockholder value and resolution to monetize our portfolio holdings at the earliest practicable date, we will no longer pay regular quarterly distributions to our stockholders.

Our Board of Directors may amend or terminate the distribution policy at any time.

Related Party Transactions

On March 25, 2016, the Audit Committee of our Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog, a stockholder and beneficial owner of more than 5% of our outstanding common stock, as a result of the contested proxy campaign in connection with our 2015 Annual Meeting. This reimbursement includes the costs of Bulldog’s litigation against us in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of our new Board of Directors.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

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

Valuation of Investments

Our investments consist of securities issued by private and publicly traded companies consisting of preferred stock, common stock, subordinated convertible bridge notes, subordinated secured notes and warrants to purchase common and preferred stock which are included on our Schedule of Investments in the financial statements of this annual report on Form 10-K.

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the SEC, and in accordance with FASB, ASC 820. Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 3 - Portfolio Investments and Fair Value to the financial statements of this annual report on Form 10-K for a further discussion of our portfolio investments and fair value. The 1940 Act requires periodic valuation of each investment in our portfolio to determine our net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of our Board of Directors.

Given the nature of investing in the securities of private companies, our investments are generally considered Level 3 assets under ASC 820 until these portfolio companies become public and begin trading on a stock exchange and the securities are no longer subject to any post-initial public offering lockup restrictions. As such, we value all of our investments, other than unrestricted securities in publicly traded portfolio companies, at fair value as determined in good faith by our Board of Directors, pursuant to a consistent valuation policy in accordance with the provisions of ASC 820 and the 1940 Act.

Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments and the differences could be material. Changes in fair value of these investments are recorded in our Statement of Operations as "Net change in unrealized appreciation (depreciation)."

We have a lead valuation director, who is a non-interested member of our Board of Directors and acts as the liaison between our Board of Directors and our management for valuing our investments. With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	On a quarterly basis, each portfolio company will be analyzed based on the portfolio company’s most recently available historical and projected financial results, public market comparables, equity or other transactions and other factors.

•	Our management or an independent valuation firm, if involved, will conduct appraisals and make an assessment of the fair value of each investment, which will be used in deriving a preliminary valuation.

•	Our lead valuation director will review and discuss the preliminary valuations with our management and the assistance of the independent valuation firm, if any.

•	Our Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our management, the independent valuation firm, if any, and the lead valuation director.

For the December 31, 2015 valuation of our portfolio investments that are not publicly traded, an independent valuation firm assisted our Board of Directors in its determination of the value eight investments in our portfolio.

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

See Note 2 – Summary of Significant Accounting Policies to the financial statements of this annual report on Form 10-K for a further discussion of the framework for determining fair value as described above.

Related Party Agreements and Transactions

On October 5, 2015, our Board of Directors implemented the initial phase of its plan to attempt to maximize value for our stockholders by approving the termination of the Investment Advisory Agreement between us and our investment adviser effective as of the Termination Date.

Pursuant to the Investment Advisory Agreement, BDCA Venture Adviser agreed to serve as our investment adviser and to furnish us with certain administrative services necessary to conduct our day-to-day operations. A more detailed description of the Investment Advisory Agreement, the services provided to us by BDCA Venture Adviser and the fees we paid to BDCA Venture Adviser is located in Item 1. — Business – Former Investment Advisory and Administrative Services Agreement of this annual report on Form 10-K.

RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, provided us with legal services, website design and maintenance and investor relations services. RCS Advisory no longer provides us with services in connection with the termination of the Investment Adviser Agreement effective as of the Termination Date. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of the various related-party transactions, agreements and fees.

BDCA Venture Adviser agreed that, to the extent that our Adjusted Operating Expenses (as defined below) in 2015 exceeded $1,500,000 (the “Excess Amount”), BDCA Venture Adviser would, without recourse against or reimbursement by us, waive Reimbursable Expenses (as defined below) due and owing by us and/or pay on behalf of us certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by BDCA Venture Adviser on behalf of us equaled the Excess Amount. Adjusted Operating Expenses is defined as our total operating expenses less Base Fees, incentive fees, any stock issuance costs, and any costs related to borrowings by us (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by BDCA Venture Adviser and reimbursable by us with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses.

For accounting purposes, during the year ended December 31, 2015, we recorded quarterly amounts due from BDCA Venture Adviser, representing the amount by which our Adjusted Operating Expenses for each quarter exceeded the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for such quarter. In connection with the termination of the Investment Advisory Agreement, the Excess Amount and Adjusted Operating Expenses were calculated based on the eleven month period ended November 30, 2015. There were no expenses waived or reimbursed from BDCA Venture Adviser as of the Termination Date, and, accordingly, the amount due from BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date. No such agreement existed for the year ended December 31, 2014.

Following the termination of the Investment Advisory Agreement, we and BDCA Venture Adviser also agreed on the final amounts due for Base Fees, incentive fees and administrative expense reimbursement as of the Termination Date.

On March 25, 2016, the Audit Committee of our Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog, a stockholder and beneficial owner of more than 5% of our outstanding common stock, as a result of the contested proxy campaign in connection with our 2015 Annual Meeting. This reimbursement includes the costs of Bulldog’s litigation against us in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of our new Board of Directors. See “- Recent Developments” above.

The Audit Committee of our Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

In addition, our code of business conduct and ethics, which is applicable to all of our officers and directors, requires that all officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our code of business conduct and ethics is available on our website at www.xroadscap.com.

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

Because there is initially no public market for the securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the estimated value of our portfolio company investments may differ significantly from the value that would be placed on the portfolio if a ready market for such securities existed. Changes in valuation of these portfolio company investments are recorded in our Statements of Operations as "Net change in unrealized appreciation (depreciation)." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of December 31, 2015, we had cash and cash equivalents of $13.7 million. We primarily invest our cash on hand in demand deposit accounts, short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of December 31, 2015, we held cash deposits of $13.4 million, pending payment of our operating expenses or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.

During December 2015, our demand deposit accounts and money market funds earned an effective annualized dividend of approximately 0.04%. Assuming no other changes to our holdings of demand deposit accounts and money market funds as of December 31, 2015, a one percentage point change in the underlying dividend rate payable on our demand deposit accounts and money market funds as of December 31, 2015 would not have a material effect on the amount of dividend income earned from our demand deposit accounts and money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of December 31, 2015, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

As of December 31, 2015, we had no debt for borrowed money. We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders.

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

CROSSROADS CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Crossroads Capital, Inc.

We have audited the accompanying statement of assets and liabilities of Crossroads Capital, Inc. (formerly BDCA Venture, Inc.)(the “Company”), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets, and cash flows, and the financial highlights (included in Note 11), for the years ended December 31, 2015 and 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with the custodian, or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Crossroads Capital, Inc. as of December 31, 2015 and 2014, and the results of its operations, its cash flows, the changes in its net assets and the financial highlights for the years ended December 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York

March 29, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Crossroads Capital, Inc.

We have audited the accompanying statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013, and the related financial highlights for each of the three years in the period ended December 31, 2013 of Crossroads Capital, Inc. (formerly BDCA Venture, Inc.) (the “Company”, a Maryland corporation). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the results of operations, cash flows, and the changes in its net assets for the year ended December 31, 2013, and the related financial highlights for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois

February 24, 2014

Crossroads Capital, Inc.

Statement of Assets and Liabilities

	December 31,
	2015	2014
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $35,413,770 and $35,373,785, respectively)	$27,507,759	$39,329,202
Publicly-traded portfolio companies (Cost: $1,999,997 and $4,000,001, respectively)	617,998	1,721,997
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	6,620,000	7,790,000
Total, investments in portfolio company securities at fair value (Cost: $41,413,767 and $43,373,786, respectively)	34,745,757	45,841,199

Cash and cash equivalents	13,655,862	27,437,568
Funds held in escrow from sale of investment at fair value (Cost: $704,101 and $809,311, respectively)	688,082	709,568
Prepaid expenses and other assets	73,090	84,901
Total assets	$49,162,791	$74,073,236

Liabilities
Accrued incentive fees	$—	$2,130,443
Earned incentive fees payable	—	635,241
Base management fees payable	—	354,633
Dividends payable	—	3,878,014
Administrative expenses payable	—	113,596
Due to related parties	125,157	66,065
Accounts payable	122,555	41,100
Accrued expenses and other liabilities	20	20,607
Total liabilities	$247,732	$7,239,699

Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,676,484 and 9,793,994 issued and outstanding, respectively	$9,676	$9,794
Additional paid-in capital	56,746,858	66,586,516
Accumulated net investment loss	—	(2,130,443)
Accumulated net realized loss	(1,157,446)	—
Net unrealized appreciation (depreciation) on investments and funds held in escrow from sale of investment	(6,684,029)	2,367,670
Total net assets	$48,915,059	$66,833,537
Total liabilities and net assets	$49,162,791	$74,073,236
Net asset value per share	$5.06	$6.82

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statement of Operations

	Years Ended December 31,
	2015	2014	2013
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$39,985	$66,486	$37,376
Interest and dividends from cash and cash equivalents	8,446	2,809	2,577
Total investment income	48,431	69,295	39,953

Operating expenses:
Base management fees	1,232,563	1,568,964	1,462,495
Incentive fees	(2,130,443)	548,796	1,523,189
Administrative expenses allocated from investment adviser	423,628	570,074	651,811
Professional fees	1,103,030	403,959	613,136
Directors fees	128,750	112,500	130,000
Public and investor relations expenses	205,295	86,588	54,544
Travel expenses	17,357	68,733	112,530
Stock transfer agent fees	52,880	58,929	58,145
Marketing and advertising expenses	19,800	46,747	243,704
Printing and production expenses	26,259	46,696	79,068
Postage and fulfillment expenses	45,417	34,884	43,458
Interest expense on borrowings	—	14,819	—
Custody fees	6,000	6,000	6,000
General and administrative expenses	207,890	280,214	374,708
Operating expenses before expense waiver from investment adviser	1,338,426	3,847,903	5,352,788
Waiver of base management fees	—	(97,797)	—
Total operating expenses net of expense waiver from investment adviser	1,338,426	3,750,106	5,352,788
Net investment loss	(1,289,995)	(3,680,811)	(5,312,835)

Net realized gain (loss):
Unaffiliated investments	(1,157,446)	6,778,465	3,724,861
Non-controlled affiliated investments	—	—	675,317
United States Treasury Bills	—	(94)	—
Total net realized gain (loss)	(1,157,446)	6,778,371	4,400,178

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	(7,965,423)	(5,584,649)	3,205,692
Non-controlled affiliated investments	(1,170,000)	1,650,000	10,080
Funds held in escrow from sale of investment	83,724	(99,743)	—

Total net change in unrealized appreciation (depreciation)	(9,051,699)	(4,034,392)	3,215,772

Net increase (decrease) in net assets resulting from operations	$(11,499,140)	$(936,832)	$2,303,115

Net investment loss per common share outstanding (basic and diluted)	$(0.13)	$(0.38)	$(0.59)
Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$(1.18)	$(0.10)	$0.25
Weighted average common shares outstanding (basic and diluted)	9,739,237	9,729,764	9,033,267

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statement of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain (Accumulated Net Realized Loss)	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2012 (2)	9,283,781	$9,284	$71,675,244	$(764,179)	$(693,699)	$—	$3,186,290	$73,412,940
Net (decrease) increase in net assets from operations	—	—	—	—	(5,312,835)	4,400,178	3,215,772	2,303,115
Distributions to stockholders from net realized gains (3)	—	—	—	—	—	(4,400,178)	—	(4,400,178)
Issuance of common stock, net of offering costs of $359,364	713,562	713	3,921,295	—	—	—	—	3,922,008
Repurchase of common stock (339,445 shares)	—	—	—	(2,198,415)	—	—	—	(2,198,415)
Reclassification of permanent book to tax differences	—	—	(3,789,646)	—	3,789,646	—	—	—
Balance, December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$—	$6,402,062	$73,039,470
Net (decrease) increase in net assets from operations	—	—	—	—	(3,680,811)	6,778,371	(4,034,392)	(936,832)
Distributions to stockholders from net realized gains (4)	374,069	374	2,174,894	—	—	(6,778,371)	—	(4,603,103)
Repurchase of common stock (128,977 shares)	—	—	—	(665,998)	—	—	—	(665,998)
Retirement of treasury stock at cost	(577,418)	(577)	(3,628,015)	3,628,592	—	—	—	—
Reclassification of permanent book to tax differences	—	—	(3,767,256)	—	3,767,256	—	—	—
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$—	$(2,130,443)	$—	$2,367,670	$66,833,537
Net decrease in net assets from operations	—	—	—	—	(1,289,995)	(1,157,446)	(9,051,699)	(11,499,140)
Distributions to stockholders as a return of capital	—	—	(5,836,870)	—	—	—	—	(5,836,870)
Repurchase and retirement of common stock at cost	(117,510)	(118)	(582,350)	—	—	—	—	(582,468)
Reclassification of permanent book to tax differences	—	—	(3,420,438)	—	3,420,438	—	—	—
Balance, December 31, 2015 (2)	9,676,484	$9,676	$56,746,858	$—	$—	$(1,157,446)	$(6,684,029)	$48,915,059

(1)	Common shares issued.

(2)	Net assets as of December 31, 2015, 2014, 2013 and 2012 include no accumulated undistributed net investment income.

(3)	Includes distribution payable to stockholders of record on December 30, 2013 (with ex-dividend date of December 26, 2013) of $104,072 which was paid on January 13, 2014. For income and excise tax purposes, the distribution was treated as paid in 2013 and taxable to stockholders in 2013.

(4)	Includes distribution payable to stockholders of record on December 31, 2014 (with ex-dividend date of December 29, 2014) of $3,878,014 which was paid on January 13, 2015. For income and excise tax purposes, the distribution was treated as paid in 2014 and taxable to stockholders in 2014.

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statement of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(11,499,140)	$(936,832)	$2,303,115
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	—	(5,167,990)	(4,205,193)
Net proceeds from sales of portfolio company investments	842,558	24,213,500	14,905,420
Net realized (gain) loss on investments	1,157,446	(6,778,465)	(4,400,178)
Net change in unrealized depreciation (appreciation) on investments	9,135,423	3,934,649	(3,215,772)
Net change in unrealized depreciation (appreciation) on funds held in escrow from sales of investments	(83,724)	99,743	—
Increase in investment balance cost basis due to payment-in-kind interest	(39,985)	(66,088)	(37,376)
Deferred offering costs charged-off	—	—	287,358
Changes in operating assets and liabilities:
Decrease (increase) in receivable from funds held in escrow from sales of investments	105,210	(809,311)	—
Decrease in prepaid expenses and other assets	11,811	17,520	11,797
Increase (decrease) in base management fees payable	(354,633)	228,118	(2,231)
Increase (decrease) in earned incentive fees payable	(635,241)	635,241	—
Increase (decrease) in accrued incentive fees	(2,130,443)	(86,445)	1,523,189
Increase (decrease) in administrative expenses payable	(113,596)	61,841	359
Increase in amounts due to related parties	59,092	66,065	—
Increase (decrease) in accounts payable	81,455	(6,609)	(16,671)
Increase (decrease) in accrued expenses and other liabilities	(20,587)	(9,538)	21,988
Net cash provided by (used in) operating activities	$(3,484,354)	$15,395,399	$7,175,805

Cash flows from financing activities:
Gross proceeds from issuance of common stock	$—	$—	$4,281,372
Offering costs from issuance of common stock	—	—	(359,364)
Proceeds from short-term borrowings	—	19,400,000	—
Repayment of short-term borrowings	—	(19,400,000)	—
Repurchase of common stock	(582,468)	(665,998)	(2,198,415)
Cash distributions to stockholders	(9,714,884)	(829,161)	(4,296,106)
Net cash used in financing activities	$(10,297,352)	$(1,495,159)	$(2,572,513)

Net increase (decrease) in cash and cash equivalents	$(13,781,706)	$13,900,240	$4,603,292
Cash and cash equivalents, beginning of period	27,437,568	13,537,328	8,934,036
Cash and cash equivalents, end of period	$13,655,862	$27,437,568	$13,537,328

Supplemental disclosure of non-cash operating activities
Conversion of payment-in-kind interest income into preferred stock	$—	$68,932	$—
Supplemental disclosure of non-cash financing activities
Decrease in deferred offering costs	$—	$—	$35,548
Dividends payable	$—	$3,878,014	$104,072
Stock distributions to stockholders	$—	$2,175,268	$—
Supplemental disclosure of cash flow information
Interest paid on borrowings	$—	$14,819	$—
Net realized loss on sale of treasury bills	$—	$94	$—

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$235,000	0.48%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	80,000	0.16%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	100,000	0.20%
		Series 1 Convertible Preferred Stock	55,779	490,287	220,000	0.45%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$265,929	265,929	530,000	1.08%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$121,759	121,759	121,759	0.25%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	770,000	1.57%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	660,000	1.35%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock (See Note 15)	198	2,500,007	165,000	0.34%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock (See Note 15)	10	54,280	190,000	0.39%
Agilyx Corporation	Beaverton, OR	Common Stock	16	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,780,000	7.73%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,140,000	6.42%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	6,060,000	12.39%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	420,000	0.86%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	4,806,000	9.83%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	3,160,000	6.46%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,070,000	6.28%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,413,770	$27,507,759	56.24%

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock	299,999	$1,999,997	$617,998	1.26%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$1,999,997	$617,998	1.26%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$6,620,000	13.53%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$6,620,000	13.53%

Total - Investments in Portfolio Company Securities (7)				$41,413,767	$34,745,757	71.03%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$34,745,757	71.03%
Cash and cash equivalents
Demand deposit accounts	13,005,421	26.59%
Money market funds consisting of 435,882 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	435,882	0.89%
Other cash and cash equivalents	214,559	0.44%
Funds held in escrow from sale of investment at fair value	688,082	1.41%
Prepaid expenses and other assets	73,090	0.15%
Less: Total liabilities	(247,732)	(0.51)%
Net Assets	$48,915,059	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2015. As of December 31, 2015, restricted securities held by the Company comprised approximately 71% of the Company's net assets.

(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.

(4)	Investment is income producing.

(5)	Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of December 31, 2015, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(6)	As of December 31, 2015, the Company valued its shares of common stock in Tremor Video based on the closing price on that date.

(7)	As of December 31, 2014, approximately 99.5% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2014

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$2,100,000	3.14%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	160,000	0.24%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	280,000	0.42%
		Series 1 Convertible Preferred Stock	55,779	490,287	390,000	0.58%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 2/15/2015	$238,501	238,501	450,000	0.67%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 1/29/2015	$109,202	109,202	109,202	0.16%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	920,000	1.38%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	1,700,000	2.55%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	1,570,000	2.35%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	170,000	0.25%
Agilyx Corporation	Beaverton, OR	Series C Convertible Preferred Stock	1,092,956	4,000,000	950,000	1.42%
	Renewable Oils	Series E-2 Convertible Preferred Stock	15,107,090	332,356	430,000	0.64%
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,790,000	5.67%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	2,820,000	4.22%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	5,700,000	8.53%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	340,000	0.51%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	6,850,000	10.25%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	4,290,000	6.42%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,310,000	4.95%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,373,785	$36,329,202	54.35%

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2014

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock	599,999	$4,000,001	$1,721,997	2.58%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$4,000,001	$1,721,997	2.58%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$7,790,000	11.66%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$7,790,000	11.66%

Total - Investments in Portfolio Company Securities (7)				$43,373,786	$45,841,199	68.59%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$45,841,199	68.59%
Cash and cash equivalents
Money market funds consisting of 27,190,896 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	27,190,896	40.68%
Other cash and cash equivalents	246,672	0.37%
Funds held in escrow from sale of investment at fair value	709,568	1.06%
Prepaid expenses and other assets	84,901	0.13%
Less: Total liabilities	(7,239,699)	(10.83)%
Net Assets	$66,833,537	100.00%
(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2)	Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2014. As of December 31, 2014, restricted securities held by the Company comprised approximately 66% of the Company's net assets.
(3)	Controlled investments are defined by the 1940 Act, as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.
(4)	Investment is income producing.
(5)	Investment is a PIK note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of December 31, 2014, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.
(6)	On June 26, 2013, Tremor Video priced its initial public offering 7,500,000 shares of common stock at a price to the public of $10.00 per share. Tremor Video's common stock trades on the New York Stock Exchange under the ticker symbol "TRMR." The Company's shares in Tremor Video were subject to a lockup agreement which expired on December 24, 2013. As of December 31, 2014, the Company valued its shares of common stock in Tremor Video based on the December 31, 2014 closing price.
(7)	As of December 31, 2014, approximately 97% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

Crossroads Capital, Inc.

Notes to Financial Statements

Note 1 - Description of Business

Crossroads Capital, Inc. (the "Company"), formerly known as BDCA Venture, Inc., was incorporated on May 9, 2008 under the laws of the State of Maryland and is an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Effective December 2, 2015, the Company changed its name from BDCA Venture, Inc. to Crossroads Capital, Inc. Effective January 1, 2010, the Company elected to be treated for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company commenced its portfolio company investment activities in January 2010. The shares of the Company's common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

On September 22, 2014, the Company’s former Board of Directors approved a change to the Company’s investment objective to maximize total return by generating current income from debt investments and, to a lesser extent, capital appreciation from equity and equity-related investments. Previously, the Company’s investment objective was to maximize capital appreciation by making investments in the equity and equity-linked securities of later stage, typically venture capital-backed, pre-initial public offering companies.

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

On July 28, 2015, Mr. Keating notified the Board of Directors of his resignation from the Board of Directors and as the Chief Executive Officer and President of the Company. The Board of Directors appointed Frederic M. Schweiger to serve as the Company's Chief Executive Officer and President effective July 29, 2015.

On October 5, 2015, the Board of Directors approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between the Company and its investment adviser, BDCA Venture Adviser, LLC. The effective date of termination of the Investment Advisory Agreement was December 6, 2015 (the "Termination Date"). Also on October 5, 2015, the Board of Directors determined that the Company will no longer make investments in new venture capital-backed or high growth companies and will now shift its focus to the orderly monetization of the Company’s current holdings. However, the Company may consider making opportunistic follow-on investments in its existing portfolio companies.

On November 10, 2015, the Board of Directors approved the Company’s engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services.

On November 13, 2015, the Board of Directors approved the engagement of 1100 Capital Consulting, LLC (the “Administrator”) to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer.

Effective December 2, 2015, the Board of Directors appointed Ben H. Harris to serve as the Company’s Chief Executive Officer and President, David M. Hadani to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, both officers of the Administrator, and Stephanie L. Darling to serve as the Company’s Chief Compliance Officer.

The Company has entered into agreements with MidFirst Bank to be the custodian of its portfolio securities and Frontier Bank to be the custodian of the majority of its cash and cash equivalent assets.

Effective January 20, 2016, the Board of Directors changed the Company’s investment objective to preserve capital and maximize stockholder value (the “Investment Objective”) by pursuing the sale of the Company’s portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, the Board of Directors resolved to monetize the Company’s portfolio holdings at the earliest practicable date. See Note 15 – Subsequent Events.

Crossroads Capital, Inc.

Notes to Financial Statements

While the Board of Directors plans to distribute cash proceeds to stockholders from the sale or other monetization of the Company’s portfolio investments, no assurance can be given regarding the timing of or amounts realized from any such transactions. Further, while the Board of Directors will adhere to its previously announced determination not to invest in new venture capital-backed companies, the Company may consider making opportunistic follow-on investments in its existing portfolio companies. The Board of Directors reserves the right to modify or terminate this plan at any time or to consider additional strategic alternatives.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP").

Consolidation

The Company’s financial statements include only the accounts of Crossroads Capital, Inc. as the Company has no subsidiaries.

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

Crossroads Capital, Inc.

Notes to Financial Statements

The Company has a lead valuation director, who is a non-interested member of the Board of Directors and acts as the liaison between the Board of Directors and the Company’s management for valuing the Company's investments. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	On a quarterly basis, each portfolio company will be analyzed based on the portfolio company’s most recently available historical and projected financial results, public market comparables, equity or other transactions and other factors.

•	The Company’s management or an independent valuation firm, if involved, will conduct appraisals and make an assessment of the fair value of each investment, which will be used in deriving a preliminary valuation.

•	The Company's lead valuation director will review and discuss the preliminary valuations with the Company’s management and the assistance of the independent valuation firm, if any.

•	The Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in the portfolio for which market quotations are not readily available based on the input of the Company’s management, the independent valuation firm, if any, and the lead valuation director.

For the December 31, 2015 valuation of the Company's portfolio investments that are not publicly traded, an independent valuation firm assisted the Board of Directors in its determination of the value eight investments in the Company's portfolio.

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

Crossroads Capital, Inc.

Notes to Financial Statements

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

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company's capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company may use an option pricing model to allocate value to each equity and equity-linked security, unless it believes a liquidity event such as an acquisition or a dissolution is imminent or the portfolio company is unlikely to continue as a going concern.

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

If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid, the Company applies a procedure that assumes a sale of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. As part of this process, the Company will evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default and whether the security lien, if any, is subordinated to senior lenders. The Company may also use pricing of recently issued comparable debt securities, if any, to determine the baseline hypothetical market yield as of the measurement date. The Company considers each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each debt investment’s fair value as of the measurement date.

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Controlled Investments" are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation. Under the 1940 Act, "Non-controlled, Affiliated Investments" are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, "Unaffiliated Investments" are defined as investments that are neither Controlled Investments nor Non-controlled, Affiliated Investments.

As of December 31, 2015 and 2014, the Company had eleven portfolio company investments that were classified as an Unaffiliated Investment and had one portfolio company investment classified as a Non-controlled, Affiliated Investment.

Cash and Cash Equivalents

Cash and cash equivalents include short-term liquid investments in demand deposit accounts and money market funds. Cash and cash equivalents are carried at amortized cost which approximates fair value.

Crossroads Capital, Inc.

Notes to Financial Statements

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

On March 15, 2012, the Company filed a registration statement on Form N-2 for an underwritten offering of its common stock, which was last amended by the Company on November 9, 2012. On May 20, 2013, the Company withdrew its registration statement for the contemplated underwritten offering of its common stock based on its determination that an underwritten offering was not feasible at the time. The Company charged-off $287,358 of deferred offering costs related to the attempted offering and reclassified $9,789 of deferred offering costs related to the attempted filing to prepaid expenses related to regulatory filing fees available for future registration statement filings.

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

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $39,985, $66,486, and $37,376 during the years ended December 31, 2015, 2014 and 2013, respectively. See "Income Taxes" below.

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

Crossroads Capital, Inc.

Notes to Financial Statements

Income Taxes

Effective January 1, 2010, the Company elected to be treated for tax purposes as a RIC under the Code. To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its "investment company taxable income" as defined in the Code.

Due to the Company's limited number of investments, it closely monitors its asset composition in order to continue to satisfy the asset diversification test and maintain its status as a RIC. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not result in the Company's loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of the Company's assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% Threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% Threshold. As of December 31, 2015, the Company did not meet the 50% Threshold, however, such failure was due to fluctuations in the value of its assets. Accordingly, the Company satisfied the diversification requirement as of December 31, 2015.

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

Crossroads Capital, Inc.

Notes to Financial Statements

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

Note 3 - Portfolio Investments and Fair Value

The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$32,937,524	$32,976,000	93.06%	$37,269,880	$43,060,000	92.50%
Preferred Stock Warrants	—	420,000	1.19%	—	340,000	0.73%
Common Stock	6,088,558	80,000	0.23%	1,756,202	160,000	0.34%
Subordinated Convertible Bridge Notes	265,929	530,000	1.50%	238,501	450,000	0.97%
Subordinated Secured Notes	121,759	121,759	0.34%	109,202	109,202	0.23%
Subtotal - Privately Held Portfolio Companies	39,413,770	34,127,759	96.32%	39,373,785	44,119,202	94.77%
Publicly Traded Portfolio Companies:
Common Stock	1,999,997	617,998	1.74%	4,000,001	1,721,997	3.70%
Total Portfolio Company Investments	41,413,767	34,745,757	98.06%	43,373,786	45,841,199	98.47%
Funds Held in Escrow from Sale of Investment	704,101	688,082	1.94%	809,311	709,568	1.53%
Total Portfolio Company Financial Assets	$42,117,868	$35,433,839	100.00%	$44,183,097	$46,550,767	100.00%

Fair Value of Investments

The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of December 31, 2015 and 2014:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2015
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$32,976,000	$32,976,000
Preferred Stock Warrants	—	—	420,000	420,000
Common Stock	—	—	80,000	80,000
Subordinated Convertible Bridge Notes	—	—	530,000	530,000
Subordinated Secured Notes	—	—	121,759	121,759
Publicly Traded Portfolio Company Securities:
Common Stock	617,998	—	—	617,998

Description	Level 1	Level 2	Level 3	Total Fair Value
Cash Equivalents:
Money Market Funds	435,882	—	—	435,882
Funds Held in Escrow From Sales of Investments	—	—	688,082	688,082
Total	$1,053,880	$—	$34,815,841	$35,869,721

As of December 31, 2014
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$43,060,000	$43,060,000
Preferred Stock Warrants	—	—	340,000	340,000
Common Stock	—	—	160,000	160,000
Subordinated Convertible Bridge Notes	—	—	450,000	450,000
Subordinated Secured Notes	—	—	109,202	109,202
Publicly Traded Portfolio Company Securities:
Common Stock	1,721,997	—	—	1,721,997
Cash Equivalents:
Money Market Funds	27,190,896	—	—	27,190,896
Funds Held in Escrow From Sales of Investments	—	—	709,568	709,568
Total	$28,912,893	$—	$44,828,770	$73,741,663

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$450,000	$109,202	$709,568	$44,828,770

Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	—	—	—	27,428	12,557	(105,210)	(65,225)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(1,380,000)	—	1,380,000	—	—	—	—
Gross transfers out of Level 3 to Level 1 (2)	—	—	—	—	—	—	—
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	(8,704,000)	80,000	(1,460,000)	52,572	—	83,724	(9,947,704)
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2015	$(8,704,000)	$80,000	$(1,460,000)	$52,572	$—	$83,724	$(9,947,704)

(1)	Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.

Crossroads Capital, Inc.

Notes to Financial Statements

(2)	Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.

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

Portfolio Company Investment Activity

The Company did not make any portfolio company investments during the year ended December 31, 2015.

•	On January 6, 2015, 3,986 shares of Millennial Media common stock were released from the indemnity escrow. During December 2014, the Company wrote-off these released shares based on pending indemnity claims made against such shares. On February 26, 2015, the Company sold these released shares resulting in a net realized gain of $6,178. On December 24, 2015, the Company received $4,686 in additional proceeds based on a final escrow release. See Note 9 - Commitments and Contingencies.

•	On March 12, 2015, the Company received $13,930 in additional proceeds related to the sale of its investment in Xtime based on a post-closing working capital adjustment to the merger consideration. The receipt of these additional proceeds resulted in a net realized gain of $13,930. On January 15, 2016, $606,983 was released to the Company from the Xtime escrow without any offset for indemnity claims. See Note 15 – Subsequent Events.

Crossroads Capital, Inc.

Notes to Financial Statements

•	On January 15, 2015, the maturity date of the July 2014 and August 2014 promissory notes issued by BrightSource in the initial principal amount of $107,977 (the "Notes") was extended from January 15, 2015 to January 29, 2015. On January 29, 2015, the maturity date of the Notes was further extended to February, 15 2015. On March 17, 2015, the maturity date of the Notes was further extended to March 30, 2015. On March 22, 2016, BrightSource advised the Company that it was negotiating a further extension of the maturity date with the holders of the Notes.

•	On March 17, 2015, the maturity date of the BrightSource convertible bridge notes in the initial principal amount of $205,193 was extended from February 15, 2015 to March 30, 2015. On March 22, 2016, BrightSource advised the Company that it was negotiating a further extension of the maturity date with the holders of the convertible bridge notes.

•	During February and March 2015, Agilyx issued non-convertible promissory notes to certain investors in the principal amount of $2.0 million, which triggered the right for certain shareholders to force the conversion of all of Agilyx's outstanding shares of convertible preferred stock (including those held by the Company) into shares of common stock on a 1-for-1 basis. On April 3, 2015, Agilyx shareholders approved the conversion of all outstanding shares of convertible preferred stock to common stock on a 1-for-1 basis. Accordingly, the Company's 1,092,956 shares of Series C convertible preferred stock and 15,107,090 shares of Series E-2 convertible preferred stock were converted into a total of 16,200,046 shares of common stock on April 3, 2015. On October 29, 2015, Agilyx completed a 1,000,000-to-one reverse stock split of all outstanding common stock. As a result, the Company’s 16,200,046 shares of common stock were exchanged into 16 shares of common stock.

•	During April and May 2015, the Company sold 300,000 shares of Tremor Video common stock with an aggregate cost basis of $2,000,004 for total net proceeds of $817,764, resulting in a net realized loss of $1,182,240.

•	On October 15, 2015, Suniva, Inc., a private portfolio company, completed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange-listed company ("SFCE"), and a global integrated energy provider. In the merger, all outstanding shares of preferred stock and common stock of Suniva were cancelled in exchange for the right of certain Suniva stockholders (including the Company) to receive their allocable share of the merger consideration, which was distributed in shares of SFCE common stock and Class A common stock of the private surviving company of the transaction. On January 13, 2016, the Company’s 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The shares of SFCE common stock were subject to a lockup period which expired in February 2016. See Note 15 – Subsequent Events.

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of December 31, 2015. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of December 31, 2015. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment:

Crossroads Capital, Inc.

Notes to Financial Statements

	December 31, 2015
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$32,976,000	Option pricing model	Comparable public company equity volatility	40%	to	70%	51%
		Comparable public companies	Revenue multiple	1.0	to	6.5	2.8
			EBITDA multiple	7.8	to	7.8	7.8
			Discount for lack of marketability	9%	to	29%	13%
		Discounted cash flow	Discount rate	20%	to	35%	26%
			Terminal revenue multiple	1.8	to	4.3	3.4
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	9%	to	29%	13%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$420,000	Option pricing model	Comparable public company equity volatility	40%	to	40%	40%
		Comparable public companies	Revenue multiple	2.3	to	2.8	2.5
			Discount for lack of marketability	6%	to	7%	6%
		Discounted cash flow	Discount rate	25%	to	25%	25%
			Terminal revenue multiple	4.0	to	4.0	4.0
			Discount for lack of marketability	6%	to	7%	6%
Level 3 Portfolio Company Investments: Common Stock	$80,000	Option pricing model	Comparable public company equity volatility	65%	to	65%	65%
		Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			Discount for lack of marketability	22%	to	32%	27%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	22%	to	32%	27%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$651,759	Option pricing model	Comparable public company equity volatility	65%	to	65%	65%
		Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			Discount for lack of marketability	12%	to	15%	13%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	12%	to	15%	13%
Level 3 Funds Held in Escrow From Sale of Investment	$688,082	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	—%	to	10%	5%

(1)	The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization, and price to earnings multiples (collectively, "Multiples") for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability ("DLOM"). For some portfolio company investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a "Precedent Transaction"). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

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

Crossroads Capital, Inc.

Notes to Financial Statements

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

(2)	Weighted average based on fair value as of December 31, 2015.

	December 31, 2014
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$43,060,000	Option pricing model	Comparable public company equity volatility	15%	to	55%	41%
		Comparable public companies	Revenue multiple	0.7	to	7.0	2.7
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	10%	to	30%	20%
		Discounted cash flow	Discount rate	20%	to	40%	31%
			Terminal revenue multiple	1.3	to	6.0	3.3
			Terminal EBITDA multiple	8.0	to	8.0	8.0
			Discount for lack of marketability	10%	to	30%	20%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$340,000	Option pricing model	Comparable public company equity volatility	45%	to	45%	45%
		Comparable public companies	Revenue multiple	2.3	to	2.8	2.5
			Discount for lack of marketability	20%	to	20%	20%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal revenue multiple	4.5	to	4.5	4.5
			Discount for lack of marketability	20%	to	20%	20%
Level 3 Portfolio Company Investments: Common Stock	$160,000	Option pricing model	Comparable public company equity volatility	50%	to	50%	50%
		Comparable public companies	Revenue multiple	1.0	to	1.5	1.3
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	20%	to	20%	20%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	8.0	to	8.0	8.0
			Discount for lack of marketability	20%	to	20%	20%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$559,202	Option pricing model	Comparable public company equity volatility	50%	to	50%	50%
		Comparable public companies	Revenue multiple	1.0	to	1.5	1.3
			EBITDA multiple	6.5	to	6.5	6.5
			Discount for lack of marketability	20%	to	20%	20%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	8.0	to	8.0	8.0
			Discount for lack of marketability	20%	to	20%	20%
Level 3 Funds Held in Escrow From Sale of Investment	$709,568	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	—%	to	10%	5%

(1)	The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization, and price to earnings multiples (collectively, "Multiples") for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability ("DLOM"). For some portfolio company investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a "Precedent Transaction"). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

Crossroads Capital, Inc.

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

As of December 31, 2015 and 2014, 70.8% and 60.5%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2015, 2014 and 2013 for: (i) the Company’s portfolio company investments sold during the years ended December 31, 2015, 2014 and 2013 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of December 31, 2015, 2014 and 2013.

Crossroads Capital, Inc.

Notes to Financial Statements

	Years Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Corsair Components, Inc.	$—	$—	$—	$—	$675,317	$(1,599,920)
LifeLock, Inc.	—	—	—	—	3,675,041	(1,911,002)
Solazyme, Inc.	—	—	—	—	49,820	342,456
Xtime, Inc.	13,930	—	7,511,947	(2,830,000)	—	—
TrueCar, Inc.	—	—	3,519,048	(720,004)	—	—
Kabam, Inc.	—	—	671,140	(291,140)	—	—
Millennial Media, Inc.	10,864	—	(348,201)	(3,074,247)	—	—
Livescribe, Inc.	—	—	(606,186)	606,186	—	—
Stoke, Inc.	—	—	(3,969,283)	2,560,000	—	—
Tremor Video, Inc.	(1,182,240)	1,139,004	—	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	(1,157,446)	1,139,004	6,778,465	(3,749,205)	4,400,178	(3,168,466)
Portfolio Company Investments Held at End of Period	—	(10,274,427)	—	(185,444)	—	6,384,238
Total Portfolio Company Investments	(1,157,446)	(9,135,423)	6,778,465	(3,934,649)	4,400,178	3,215,772
Funds Held in Escrow from Sale of Investment	—	83,724	—	(99,743)	—	—
Total Portfolio Company Financial Assets	$(1,157,446)	$(9,051,699)	$6,778,465	$(4,034,392)	$4,400,178	$3,215,772

See the accompanying schedule of investments for the fair value of the Company’s portfolio company investments. The methodology for the determination of the fair value of the Company’s portfolio company investments is discussed in Note 2 - Summary of Significant Accounting Policies.

Note 4 - Related Party Agreements and Transactions

Administrative Services

On November 10, 2015, the Company’s Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. For the year ended December 31, 2015, the Company incurred $11,114 of expenses related to US Bancorp. The Company did not engage US Bancorp during the years ended December 31, 2014 and 2013, and, accordingly, did not incur any expenses related to US Bancorp during these periods.

On November 13, 2015, the Company’s Board of Directors approved the engagement of the Administrator to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the year ended December 31, 2015, the Company incurred $180,000 of Administrator expenses. The Company did not engage an administrator during the years ended December 31, 2014 and 2013, and, accordingly, did not incur any administrator expenses during these periods.

The Administrator furnishes the Company with equipment and clerical services, including responsibility for the financial records which it is required to maintain, and preparing reports to the Company’s stockholders and reports filed with the SEC.  In addition, the Administrator assists the Company in monitoring its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders. In addition, the Administrator provides support for the Company’s risk management efforts and generally overseeing the payment of its expenses and the performance of administrative and professional services rendered to the Company by others.

Crossroads Capital, Inc.

Notes to Financial Statements

Former Investment Advisory and Administrative Services Agreement

BDCA Venture Adviser, LLC previously served as the Company’s investment adviser and also provided the Company with administrative services pursuant to the Investment Advisory Agreement. On October 5, 2015, the Board of Directors approved the termination of the Investment Advisory Agreement between the Company and BDCA Venture Adviser effective as of the Termination Date. The Investment Advisory Agreement, which was entered into on July 1, 2014, was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. All payments due under the Investment Advisory Agreement as of the Termination Date were mutually agreed upon between the Company and BDCA Venture Adviser and subsequently paid by the Company.

Under the Investment Advisory Agreement, the Company paid BDCA Venture Adviser a fee for its investment advisory services consisting of two components: (i) a base management fee and (ii) an incentive fee.

The base management fee (the "Base Fee") was calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee was calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter. The Company paid the Base Fee through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. As of December 31, 2015 and December 31, 2014, the Company had Base Fees payable to BDCA Venture Adviser of $0 and $354,633, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company incurred Base Fees of $1,232,563, $1,568,964 and $1,462,495, respectively.

The incentive fee was determined and payable in arrears as of the end of each calendar year (or upon the termination of the Investment Advisory Agreement, as of the termination date), and equaled 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term capital gains and losses. The incentive fee actually payable to BDCA Venture Adviser was consistent with the Investment Advisers Act of 1940. Under the Investment Advisory Agreement, BDCA Venture Adviser was not entitled to an incentive fee on investment income generated from interest or dividends on the Company's portfolio company investments.

BDCA Venture Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to BDCA Venture Adviser as of December 31, 2014 and was paid by the Company in March 2015. For the year ended December 31, 2015, BDCA Venture Adviser did not earn any incentive fees with respect to the 2015 year.

For accounting purposes only, the Company was required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period while the Investment Advisory Agreement was in effect. The accrual of this theoretical incentive fee assumed all unrealized balances were realized in order to reflect an incentive fee that would theoretically have been payable to BDCA Venture Adviser. No incentive fee was due and payable to BDCA Venture Adviser as of the Termination Date, and, accordingly, the accrued incentive fee payable to BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date. As of December 31, 2015 and December 31, 2014, the Company had a theoretical incentive fee payable of $0 and $2,130,443, respectively. During the years ended December 31, 2015 and 2014, the Company recorded a reduction of theoretical incentive fees of $2,130,443 and $86,445 respectively.

The Company also reimbursed BDCA Venture Adviser for the allocable portion of overhead and other expenses incurred by BDCA Venture Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The Company reimbursed BDCA Venture Adviser for allocable administrative expenses through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. As of December 31, 2015 and 2014, the Company had administrative expenses payable to BDCA Venture Adviser of $0 and $113,596, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $423,628, $570,074 and $651,811 of administrative expenses allocated from BDCA Venture Adviser, respectively.

Crossroads Capital, Inc.

Notes to Financial Statements

BDCA Venture Adviser agreed that, to the extent that the Company's Adjusted Operating Expenses (as defined below) in 2015 exceeded $1,500,000 (the “Excess Amount”), BDCA Venture Adviser would, without recourse against or reimbursement by the Company, waive Reimbursable Expenses (as defined below) due and owing by the Company and/or pay on behalf of the Company certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by BDCA Venture Adviser on behalf of the Company equaled the Excess Amount. "Adjusted Operating Expenses" was defined as the Company's total operating expenses less Base Fees, incentive fees, any stock issuance costs, any costs related to borrowings by the Company (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by BDCA Venture Adviser and reimbursable by the Company with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses.

For accounting purposes, during the year ended December 31, 2015, the Company recorded quarterly amounts due from BDCA Venture Adviser, representing the amount by which its Adjusted Operating Expenses for each quarter exceeded the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for such quarter. In connection with the termination of the Investment Adviser Agreement, the Excess Amount and Adjusted Operating Expenses were calculated based on the eleven month period ended November 30, 2015. There were no expenses waived or reimbursed from BDCA Venture Adviser as of the Termination Date, and, accordingly, the amount due from BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date. No such agreement existed for the year ended December 31, 2014.

Services Provided by Related Parties

RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, provided the Company with legal services, website design and maintenance, and investor relations services. RCS Advisory no longer provides the Company with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

For the year ended December 31, 2015, the Company incurred $1,755 of legal services, $1,733 of website design and maintenance and $17,955 of investor relations services provided by RCS Advisory. For the year ended December 31, 2014, the Company incurred $75,119 of legal services, $26,375 of website design and maintenance and $20,000 of investor relations services provided by RCS Advisory. As of December 31, 2015 and 2014, the Company had $0 and $66,065, respectively, payable to RCS Advisory.

Joint Liability Insurance Agreement

On August 28, 2015, the Company entered into a joint liability insurance agreement with BDCA Venture Adviser which allocates the premium cost of the Company's directors and officers liability insurance policy (the "D&O Policy") and the Company's excess coverage policy (the "Excess Policy") between the Company and BDCA Venture Adviser. The D&O Policy covers the Company's directors and officers, insures the Company against loss that it may be required or permitted to pay as indemnities of the Company's directors and officers, and insures the Company for certain securities claims. The Company also maintains an Excess Policy which provides for excess coverage to the Company's officers and directors in the case of non-indemnifiable claims. The coverages under the D&O Policy and the Excess Policy in certain cases extend to the officers, managers and employees of BDCA Venture Adviser. For the policy year ending August 28, 2016, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium has been allocated to and paid by BDCA Venture Adviser.

Other Transactions with Related Parties

On March 25, 2016, the Audit Committee of the Company’s Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog Investors, LLC (“Bulldog”), a stockholder and beneficial owner of more than 5% of the Company’s outstanding common stock, as a result of the contested proxy campaign in connection with the Company’s 2015 Annual Meeting. This reimbursement includes the costs of Bulldog’s litigation against the Company in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of the Company’s new Board of Directors. See Note 15 – Subsequent Events.

The Audit Committee of the Company’s Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Crossroads Capital, Inc.

Notes to Financial Statements

Note 5 - Equity Offerings and Related Costs

During the year ended December 31, 2015, the Company did not issue any new shares of its common stock.

During the year ended December 31, 2014, the Company issued 374,069 shares of its common stock to its stockholders as part of its distributions declared for the first, second and third quarters of 2014. See Note 8 - Dividends and Distributions.

Note 6 - Short-term Borrowing

On July 24, 2014, the Company entered into a margin account agreement with National Financial Services, LLC ("NFS"). To maintain its status as a RIC for tax purposes, the Company purchased $20 million of short-term U.S. Treasury bills ("T-Bills") on September 24, 2014. The Company financed the purchase of these T-Bills using $600,000 in cash and the proceeds from a $19.4 million short-term borrowing financed through the margin account agreement with NFS. The short-term borrowing had an effective annual interest rate of approximately 2.5%. The $20 million of T-Bills were pledged as collateral for the short-term borrowing. On October 3, 2014, the Company sold the T-Bills for a realized loss of $94 and repaid the short-term borrowing in full together with accrued interest. The Company had no short-term borrowing for the year ended December 31, 2015. The Company incurred interest expense of $14,819 associated with the short-term borrowing for the year ended December 31, 2014.

Note 7 - Stock Repurchases

On September 22, 2014, the Company's Board of Directors authorized a stock repurchase program of up to $5 million. This stock repurchase program expired on September 22, 2015, without being extended by the Board of Directors.

During the year ended December 31, 2015, the Company repurchased 117,510 shares of its common stock at an average price of $4.96 per share, including commissions, for a total cost of $582,468. The Company retired all 117,510 shares of its repurchased common stock during the year ended December 31, 2015, with $118 of the total cost of the retired shares charged to common stock and $582,350 charged to additional paid-in capital. The Company's net asset value per share increased by $0.02 per share as a result of the shares repurchased during the year ended December 31, 2015. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2015 was 24%.

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

On November 10, 2015, the Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, the Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Since December 31, 2015, the Company has repurchased 6,408 shares of its common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608. See Note 15 – Subsequent Events.

The Company accounted for the repurchases of its common stock under the cost method based on the actual cost of the repurchases.

Crossroads Capital, Inc.

Notes to Financial Statements

Note 8 - Dividends and Distributions

Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution.

The following table summarizes the Company’s dividends declared for the years ended December 31, 2015, 2014 and 2013:

Date Declared	Record Date	Payment Date	Dividend Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital
March 26, 2015	September 11, 2015	September 25, 2015	0.15		Return of Capital
March 26, 2015	December 4, 2015	December 18, 2015	0.15		Return of Capital
Total – 2015 Dividends			0.60
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains (2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49

(1)	This dividend was paid in cash and shares of the Company's common stock.

(2)	Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2014.

(3)	Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by the Company in 2013.

On March 26, 2015, the Company’s Board of Directors declared cash dividends of $0.15 per share, which were paid on April 29, 2015, June 25, 2015, September 25, 2015 and December 18, 2015, to common stockholders of record on April 15, 2015, June 11, 2015, September 11, 2015 and December 4, 2015, respectively. A total of approximately $5.8 million was paid to the Company's stockholders in connection with the April 29, 2015, June 25, 2015, September 25, 2015 and December 18, 2015 distributions.

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

The Company generally pays distributions to its stockholders out of assets legally available for distribution, as determined by the Board of Directors, with the intention of distributing 100% of the Company's net realized capital gains annually.

Crossroads Capital, Inc.

Notes to Financial Statements

On March 25, 2016, the Company’s Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by the Board of Directors in its discretion. Based on the Board of Directors’ recent change to the Company’s investment objective to preserve capital and maximize stockholder value and resolution to monetize the Company’s portfolio holdings at the earliest practicable date, the Company will no longer pay regular quarterly distributions to its stockholders.

Under the Company's former distribution policy, the Company intended to pay quarterly regular distributions (the "Regular Distributions") to its stockholders in an amount determined and declared by the Board of Directors in the first quarter of each year. The Regular Distributions were intended to provide a minimum level of distributions to the Company's stockholders each year until the Company was generating sufficient net investment income under its former debt-focused investment strategy. To the extent the Company's net realized capital gains exceeded the aggregate amount of the Regular Distributions for a year, the Board of Directors also intended to declare a special distribution (the "Special Distribution") in December of each year so that the total distributions for the year represented at least 100% of the Company's net realized capital gains. The Board of Directors may have adjusted the amount of the Regular and Special Distributions it paid each year based on factors that it deems relevant from time to time including, without limitation, the Company's financial condition, cash availability, maintenance of RIC status, corporate-level income and excise tax planning and compliance with applicable BDC regulations.

If the Company’s distributions for any year exceed the Company's net investment income and net realized capital gains, the difference will be distributed from the Company's capital and will constitute a return of capital to its stockholders.

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

Note 9 - Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2015, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

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

Crossroads Capital, Inc.

Notes to Financial Statements

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,983 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in November 2017, net of settlement of any indemnity claims. As of December 31, 2015, the Escrowed Funds were fair valued at $688,082. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims. See Note 15 – Subsequent Events.

On November 6, 2013, the Company exchanged its preferred stock interests in Jumptap, Inc. for shares of common stock in Millennial Media, Inc., a publicly traded company, pursuant to a merger transaction. As part of the merger agreement, the Company, together with other participating stockholders of Jumptap, agreed to indemnify Millennial Media for inaccuracies in any representations or warranties made by Jumptap, any breach by Jumptap of any covenants or agreements, and certain other claims. Participating stockholders, including the Company, were required to set aside in escrow shares of Millennial Media for the one-year period following the closing as partial security for potential stockholder indemnification obligations. The Company set aside 135,194 shares of Millennial Media as part of this escrow fund. In November 2014, 118,048 shares were released from the indemnity escrow and sold by the Company. As of December 31, 2014, the Company wrote off its remaining 17,146 shares of Millennial Media common stock that continued to be held in escrow based on indemnity claims made against such escrowed shares. On January 6, 2015, 12,629 shares of the Company's Millennial Media common stock were used for the payment of stockholder indemnity claims and 3,986 shares of Millennial Media common stock were released to the Company from the indemnity escrow. On February 26, 2015, the Company sold these released shares resulting in a net realized gain of $6,178. On June 12, 2015, 156 shares of the Company's Millennial Media common stock were released from escrow to pay stockholder indemnity claims. On December 24, 2015, the Company received $4,686 in additional proceeds based on a final escrow release.

The Company maintains a D&O Policy and an Excess Policy, which provide liability insurance coverage for its officers and directors. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under the former Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding any termination of the Investment Advisory Agreement.

As of December 31, 2015, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Note 10 - Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net increase (decrease) in net assets resulting from operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net increase (decrease) in net assets resulting from operations	$(11,499,140)	$(936,832)	$2,303,115
Basic and diluted weighted-average shares outstanding	9,739,237	9,729,764	9,033,267
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(1.18)	$(0.10)	$0.25

During the years ended December 31, 2015, 2014 and 2013, the Company had no dilutive securities outstanding.

Crossroads Capital, Inc.

Notes to Financial Statements

Note 11 - Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Per common share data
Net asset value, beginning of period	$6.82	$7.65	$8.00	$8.23	$7.85

Net investment loss (1)(2)	(0.13)	(0.38)	(0.59)	(0.44)	(0.54)
Net realized gain (loss) on investments (1)	(0.12)	0.70	0.49	0.03	—
Net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment (1)	(0.93)	(0.42)	0.35	0.20	0.11
Net increase (decrease) in net assets resulting from operations	(1.18)	(0.10)	0.25	(0.21)	(0.43)

Stockholder distributions:
Distributions from net realized gains	—	(0.70)	(0.49)	(0.03)	—
Distributions as a return of capital (1)	(0.60)	—	—	—	(0.06)
Net decrease in net assets resulting from stockholder distributions	(0.60)	(0.70)	(0.49)	(0.03)	(0.06)

Capital stock transactions:
Issuance of common stock(3)	—	(0.06)	(0.15)	—	1.83
Offering costs from issuance of common stock (1)	—	—	(0.04)	—	(0.89)
Amortization of deferred offering costs (1)	—	—	—	—	(0.07)
Repurchases of common stock (4)	0.02	0.03	0.08	0.01	—
Net increase (decrease) in net assets from capital stock transactions	0.02	(0.03)	(0.11)	0.01	0.87

Net asset value, end of period	$5.06	$6.82	$7.65	$8.00	$8.23

Ratios and supplemental data:
Per share market price, end of period	$3.21	$4.89	$6.15	$6.27	$8.46
Total return based on change in net asset value (5)	(18.49)%	(1.87)%	1.67%	(2.43)%	5.61%
Total return based on stock price (6)	(24.96)%	(9.71)%	5.23%	(25.52)%	(14.46)%
Common shares outstanding, end of period	9,676,484	9,793,994	9,548,902	9,174,785	9,283,781
Weighted average common shares outstanding during period	9,739,237	9,729,764	9,033,267	9,198,016	6,921,481
Net assets, end of period	$48,915,059	$66,833,537	$73,039,470	$73,412,940	$76,384,715
Ratio of operating expenses to average net assets (7)	2.25%	5.36%	7.45%	5.39%	7.62%
Ratio of net investment loss to average net assets (7)	(2.17)%	(5.26)%	(7.39)%	(5.39)%	(7.51)%
Weighted average debt per common share (8)	$—	$0.07	$—	$—	$—
Portfolio turnover (9)	1.42%	34.60%	20.73%	2.47%	N/A (9)

(1)	Based on weighted average shares outstanding during the period. For purposes of this presentation, the per share amount attributable to net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment for the years ended December 31, 2014 and 2013 was decreased by $0.01 per share to $(0.42) and $0.35, respectively, to reconcile the net increase (decrease) in net assets resulting from operations per share to the other per share information presented.

(2)	For the year ended December 31, 2014, net investment loss per share excluding the waiver of base management fee expense by BDCA Venture Adviser equaled $0.39. There was no waiver of base management fee expense by BDCA Venture Adviser for the years ended December 31, 2015, 2013, 2012, and 2011. See Note 4 – Related Party Agreements and Transactions.

(3)	Issuance of common stock for the year ended December 31, 2014 is based on the payment of the Company’s distributions made in shares of the Company's common stock during the period and represents the dilutive effect of issuing common stock below net asset value per share during the period. However, for purposes of this presentation, the per share amount attributable to the dilutive effect of issuing common stock below net asset value per share was reduced from $(0.07) per share to $(0.06) per share to reconcile the change in net asset value per share to the other per share information presented. Issuance of common stock for the year ended December 31, 2013 is based on the change in net asset value attributable to the rights offering on December 17, 2013. Issuance of common stock for the year ended December 31, 2011 is based on the average increase in net asset value attributable to each share issued in the Company's continuous public offering during such period.

Crossroads Capital, Inc.

Notes to Financial Statements

(4)	Represents the increase in net asset value attributable to repurchases of common stock during the period. The increase in net asset value per share attributable to repurchases of common stock for the year ended December 31, 2013 was $0.05 per share. However, for purposes of this presentation, the per share amount attributable to purchases of common stock was increased by $0.03 per share to a total of $0.08 per share to reconcile the change in net asset value per share to the other per share information presented.

(5)	Total return based on change in net asset value equals the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date.

(6)	For the years ended December 31, 2015, 2014, 2013 and 2012, total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. For the year ended December 31, 2011, the total return based on stock price equals the change in the end of the period market price plus distributions over $9.96 per share (the average selling price in the Company's continuous public offering which concluded on June 30, 2011), divided by $9.96 per share (which return has not been annualized and includes the February 2011 distribution).

(7)	Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios. For the year ended December 31, 2014, the ratios of operating expenses and net investment loss to average net assets excluding the waiver of base management fee expense by BDCA Venture Adviser were 5.50% and (5.40%), respectively. There was no waiver of base management fee expense by BDCA Venture Adviser for the years ended December 31, 2015, 2013, 2012, and 2011. See Note 4 – Related Party Agreements and Transactions.

(8)	For the year ended December 31, 2014, weighted average debt per common share is calculated as the weighted average debt during the period divided by the weighted average shares outstanding during the period. During the years ended December 31, 2015, 2013, 2012, and 2011, the Company did not have any debt.

(9)	For the years ended December 31, 2015, 2014, 2013 and 2012, portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period. Since there were no sales of portfolio company investments during the year ended December 31, 2011, there was no portfolio turnover.

Note 12 - Income Taxes

The Company did not have any net realized capital gains for the year ended December 31, 2015. The Company distributed 100% of its net realized capital gains for the years ended December 31, 2014 and 2013. Therefore, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2015, 2014 and 2013.

The following table reconciles the Company's net (decrease) increase in net assets resulting from operations for the years ended December 31, 2015, 2014 and 2013 to the Company's ordinary loss for tax purposes for such years. As a RIC, the Company's ordinary loss for tax purposes cannot be carried forward to subsequent years and therefore no deferred tax asset has been recorded in relation to the ordinary loss for tax purposes. For book purposes, the ordinary loss for tax purposes (excluding the permanent book-to-tax difference) is reclassified to additional paid-in capital at year-end.

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net (decrease) increase in net assets resulting from operations (per U.S. GAAP)	$(11,499,140)	$(936,832)	$2,303,115
Change in net unrealized appreciation	9,051,699	4,034,392	(3,215,772)
Net capital (gain) loss	1,157,446	(6,778,371)	(4,400,178)
Net investment loss (per GAAP)	$(1,289,995)	$(3,680,811)	$(5,312,835)
Permanent book-to-tax differences	220	6,391	10,911
Temporary book-to-tax difference (theoretical incentive fees)	(2,130,443)	(86,445)	1,523,189
Ordinary loss for tax purposes	$(3,420,218)	$(3,760,865)	$(3,778,735)
Less: Permanent book-to-tax differences	220	6,391	10,911
Ordinary loss for tax purposes reclassified to additional paid-in capital(1)	$(3,420,438)	$(3,767,256)	$(3,789,646)

(1)	Represents the Company's net investment loss before accrual of theoretical incentive fees which is a temporary book-to-tax difference.

Crossroads Capital, Inc.

Notes to Financial Statements

The net unrealized appreciation and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$41,413,767	$43,373,786
Funds held in escrow from sale of investment	704,101	809,311
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$42,117,868	$44,183,097

Gross unrealized appreciation on portfolio company investments	$6,912,217	$10,652,218
Gross unrealized depreciation on portfolio company investments	(13,580,227)	(8,184,805)
Gross unrealized depreciation on funds held in escrow from sale of investment	(16,019)	(99,743)
Net unrealized appreciation (depreciation) of portfolio company financial assets	$(6,684,029)	$2,367,670

(1)	Includes cumulative PIK interest accreted to principal.

As of December 31, 2015 and 2014, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of December 31, 2015 and 2014, the Company had capital loss carryforwards of $1,157,147 and $0, respectively, for federal income tax purposes.

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

As of December 31, 2015 and December 31, 2014, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2015, 2014 and 2013.

Note 13 - Investments in and Advances to Affiliates

As of December 31, 2015, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. During the year ended December 31, 2015, the Company made no advances to this affiliate. The following is a schedule of the Company’s investments in this affiliate for the year ended December 31, 2015.

			Year Ended December 31, 2015
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2014 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2015 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$7,790,000	$—	$(1,170,000)	$6,620,000
Total - Non-controlled, Affiliated Investments			$—	$7,790,000	$—	$(1,170,000)	$6,620,000

(1)	Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.

Crossroads Capital, Inc.

Notes to Financial Statements

(2)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.

(3)	Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

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

Note 14 - Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2015.  This information was derived from the Company’s unaudited financial statements.  Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Investment Income		Net Investment Income (Loss)		Net Realized Gain (Loss)			Net Change in Unrealized Appreciation (Depreciation)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)	Total	Per Share (1)
March 31, 2015	$10,710	*	$(629,826)	$(0.06)	$20,108	$	*	$(518,890)	$(0.05)	$(1,128,608)	$(0.11)
June 30, 2015	10,694	*	(1,062,341)	(0.11)	(1,182,240)		(0.12)	958,157	0.10	(1,286,424)	(0.13)
September 30, 2015	10,621	*	335,992	0.03	—		—	(5,336,179)	(0.55)	(5,000,187)	(0.51)
December 31, 2015	16,406	*	66,180	0.01	4,686		*	(4,154,787)	(0.43)	(4,083,921)	(0.42)

March 31, 2014	26,564	*	(566,675)	(0.06)	1,285,846		0.14	(2,752,438)	(0.29)	(2,033,267)	(0.21)
June 30, 2014	26,975	*	(1,203,888)	(0.12)	—		—	2,324,516	0.24	1,120,628	0.12
September 30, 2014	6,955	*	(269,364)	(0.03)	(626,946)		(0.06)	(2,158,926)	(0.22)	(3,055,236)	(0.31)
December 31, 2014	8,801	*	(1,640,884)	(0.17)	6,119,471		0.62	(1,447,544)	(0.15)	3,031,043	0.30

*	Per share amounts less than $0.01.

(1)	Per share amounts are calculated using weighted average shares outstanding during the quarterly period.

Crossroads Capital, Inc.

Notes to Financial Statements

Note 15 - Subsequent Events

In preparing these financial statements, the Company has evaluated events after December 31, 2015. Except as set forth below, there were no subsequent events since December 31, 2015 that would require adjustment to or additional disclosure in these financial statements.

Portfolio Company Activity

On January 15, 2016, Escrowed Funds totaling $606,983 were released to the Company from the Xtime escrow without any offset for indemnity claims.

On January 13, 2016, the Company’s 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock in connection with the final merger consideration calculation of Suniva’s merger with SFCE. The Company’s shares of SFCE common stock were subject to a lockup period which expired in February 2016.

On January 20, 2016, the Board of Directors approved and, on January 25, 2016, the Company signed an indication of interest to purchase additional Series B preferred stock in Harvest Power as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, the Company purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as the Company’s existing Series B preferred stock, with the exception that all of the Company’s Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. The Company did not elect to purchase any Series B-1 preferred shares in this offering.

Investment Objective

On January 20, 2016, the Board of Directors changed the Company’s investment objective to preserve capital and maximize stockholder value by pursuing the sale of the Company’s portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. Subsequent to this change in the Company’s investment objective and in recognition that the monetization of the Company’s current holdings under its prior policies and investment objective could take three to five years or more and the amounts realized may be less than current fair values, the Company’s Board of Directors on March 25, 2016 resolved to monetize the Company’s portfolio holdings at the earliest practicable date.

This resolution, together with adverse developments in financial markets to date in 2016, makes the Company’s investment portfolio susceptible to the risk that near-term sales could result in amounts realized being less than the fair values determined as of December 31, 2015, as the Company actively seeks to sell its investments, either individually or in groups, it is possible that the Company will experience substantial differences in the exit prices ultimately achieved on its portfolio holdings as compared to the respective fair values as of December 31, 2015. Such values were determined consistent with the Company’s disclosed policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820").

As of December 31, 2015, the cost and fair value of the Company’s portfolio company investments and Escrowed Funds was $42.1 million and $35.4 million, respectively. The following table shows the potential impact of a 15%, 20% and 25% discount in value on the Company’s holdings:

Crossroads Capital, Inc.

Notes to Financial Statements

		Potential Impact of Discount
	December 31, 2015	15%	20%	25%

Total portfolio company financial assets, at fair value	$35,433,839	$30,118,763	$28,347,071	$26,575,379
Net assets	48,915,059	43,599,983	41,828,291	40,056,599
Net asset value per share	$5.06	$4.51	$4.32	$4.14

The Company’s Board of Directors believes the implementation of the new policy, even with the possibility of achieving significantly lower prices from sales, will maximize stockholder value by substantially limiting estimated future operating expenses and removing the risk of future volatility in the market values of the Company’s portfolio holdings.

While the Board of Directors plans to distribute cash proceeds to stockholders from the sale or other monetization of the Company’s portfolio investments, no assurance can be given regarding the timing of or amounts realized from any such transactions. Further, while the Board of Directors will adhere to its previously announced determination not to invest in new venture capital-backed companies, the Company may consider making opportunistic follow-on investments in its existing portfolio companies. The Board of Directors reserves the right to modify or terminate this plan at any time or to consider additional strategic alternatives.

Stock Repurchase Program

On January 20, 2016, the Board of Directors approved an amendment to the Company’s stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. This stock repurchase program will expire on May 10, 2016, but may be extended, modified or discontinued at any time for any reason. Under the repurchase program, the Company is authorized to repurchase shares of its common stock up to $2 million in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.   The stock repurchase program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Since December 31, 2015, the Company has repurchased 6,408 shares of its common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608.

Distribution Policy

On March 25, 2016, the Company’s Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by the Board of Directors in its discretion. Based on the Board of Directors’ recent change to the Company’s investment objective to preserve capital and maximize stockholder value and resolution to monetize the Company’s portfolio holdings at the earliest practicable date, the Company will no longer pay regular quarterly distributions to its stockholders.

The Board of Directors may amend or terminate the distribution policy at any time.

Related Party Transactions

On March 25, 2016, the Audit Committee of the Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog, a stockholder and beneficial owner of more than 5% of the Company’s outstanding common stock, as a result of the contested proxy campaign in connection with the Company’s 2015 Annual Meeting. This reimbursement includes the costs of Bulldog’s litigation against the Company in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of the new Board of Directors.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this annual report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013 (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year.  Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K.  Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees.  The code of business conduct and ethics is available on our website at www.xroadscap.com.  We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.  Executive Compensation

The information with respect to compensation of executives and directors will be contained in the 2016 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management will be contained in the 2016 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions will be contained in the 2016 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 14.  Principal Accountant Fees and Services

The information with respect to principal accountant fees and services will be contained in the 2016 Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Financial Statement Schedules

See the Index to the Financial Statements at page 63 of this report.

b. Exhibits

The following exhibits are filed as part of this Annual Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.5	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.6	Amendment to Amended and Restated Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.7	Amendment to Amended and Restated Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.8	Amendment to Amended and Restated Bylaws dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.9	Amendment to Amended and Restated Bylaws dated December 2, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.10	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-191525), filed on October 2, 2013)
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
10.1	Investment Advisory and Administrative Services Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.2	Trademark Sublicense Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2015
10.4	Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
10.5*	Custody Agreement between the Company and Frontier Bank
10.6	First Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)
10.7	Second Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated September 24, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on September 29, 2014)
10.8	Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.9	Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)

Exhibit No.	Description
10.10	Administrator Consulting Agreement by and between the Company and 1100 Capital Consulting, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

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

CROSSROADS CAPITAL, INC.

March 29, 2016	/s/ Ben H. Harris J.D.
Ben H. Harris J.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Ben H. Harris J.D.
March 29, 2016	Ben H. Harris J.D.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. Hadani
March 29, 2016	David M. Hadani
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)

/s/ Andrew Dakos
March 29, 2016	Andrew Dakos
Director

/s/ Gerald Hellerman
March 29, 2016	Gerald Hellerman
Director

/s/ Richard Cohen
March 29, 2016	Richard Cohen
Director

