Form 10-K/A
period 2015-12-31
CROSSROADS CAPITAL, INC.
filed 2016-04-29
CIK 1444706

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

As of April 28, 2016, the number of outstanding shares of common stock of the registrant was 9,670,076.

EXPLANATORY NOTE

Crossroads Capital, Inc. (the “Company” or “Crossroads Capital”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K, which amends and supplements the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016 (the “2015 Form 10-K”). This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14, and updates the information contained in Part IV, Item 15.

The Part III information was omitted from the 2015 Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated by reference to the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Form 10-K/A to include this Part III information because we do not expect to file a definitive proxy statement containing this information before that date.

As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including paragraphs 3, 4 and 5 of these certifications or the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The cover page of this amendment has also been revised to provide the number of outstanding shares of the Company’s common stock as of April 28, 2016. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2015 Form 10-K.

CROSSROADS CAPITAL, INC.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2015

PART III

In this Amendment No. 1 on Form 10-K/A, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Crossroads Capital, Inc., and “1100 Capital Consulting” or “our Administrator” refer to 1100 Capital Consulting, LLC.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to our bylaws, as amended (the “Bylaws”), the number of directors may be established, increased or decreased from time to time by our Board of Directors (the “Board” or the “Board of Directors”), but will never be less than one, nor more than nine. The number of directors is currently set at three.

Our articles of incorporation, as amended and restated (the “Charter”), requires that all directors stand for election annually at our annual meeting of stockholders. Accordingly, each of our directors holds office for the term of one year or until his successor is duly elected and qualified.

Timothy J. Keating resigned from our Board of Directors effective July 28, 2015. Mr. Keating’s resignation was not the result of any disagreement with the Company on any matters relating to the Company's operations, policies or practices. As a result of Mr. Keating’s resignation, the Board of Directors retained the number of directors at four and determined to not fill the vacancy on the Board created by Mr. Keating’s resignation.

All three of our current directors, Richard Cohen, Andrew Dakos and Gerald Hellerman, have terms expiring in 2016.

Pursuant to the requirements under the 1940 Act and to satisfy the Nasdaq listing standards, our Board of Directors is composed of a majority of non-interested directors, as defined in the 1940 Act.

The table below sets forth the names and ages of each member of our Board of Directors:

Name	Age	Position
Andrew Dakos	50	Chairman of the Board
Richard Cohen	61	Independent Director
Gerald Hellerman	78	Independent Director

Business Experience of Directors

Name and Year First Elected Director	Background Information and Principal Occupation(s) During Past Five Years and Beyond
Andrew Dakos (2015)

Mr. Dakos has served as a Member of Bulldog Investors, LLC, the investment adviser to Special Opportunities Fund, Inc. (NYSE:SPE) and the investment partnerships comprising the Bulldog Investors group of private funds, since August 2009. Mr. Dakos has also served as a Manager of Kimball & Winthrop, LLC, the Managing General Partner of Bulldog Investors General Partnership, since 2012. From 2001-2012, Mr. Dakos was a Member of the general partners of several private funds in the Bulldog Investors group of private funds and, in 2012, became a Member of Bulldog Holdings, LLC which became the sole owner of such general partners. Mr. Dakos has served as a Director of Special Opportunities Fund, Inc. (NYSE:SPE), a closed-end fund, since 2009, a Director of The Mexico Equity and Income Fund, Inc. (NYSE:MXE), a closed-end fund, from 2001-2015, and a Director of Emergent Capital, Inc. (f/k/a Imperial Holdings, Inc.), a specialty finance company, since 2012. From 2005-2013, Mr. Dakos intermittently served as a Director of Brantley Capital Corporation, a business development company. From 2009-2012, Mr. Dakos served as the Chief Compliance Officer of Bulldog Investors, LLC.

Richard Cohen (2015)

Mr. Cohen is a partner at Lowey Dannenberg Cohen & Hart, P.C., a law firm that represents investors and directors in public companies, including closed-end funds. Mr. Cohen has been a director of the law firm since 2005, was its president from 2008-2014, and has been its chairman since 2015. From 2011-2012, Mr. Cohen served as a Director and member of the Audit, Compensation and Nominating Committees of MGT Capital Investments, Inc. and currently serves on the Board of Directors of Fifth Street Senior Floating Rate Corp. (Nasdaq: FSFR) Mr. Cohen received his undergraduate degree from Georgetown University in 1977 and his Juris Doctor from the New York University School of Law in 1980.

Gerald Hellerman (2015)

Mr. Hellerman owned and served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, from 1993 to 2013. Mr. Hellerman has served as a Director and the Chief Compliance Officer of The Mexico Equity and Income Fund, Inc. (NYSE:MXE) since June 2001, a Director and Chairman of the Audit Committee of MVC Capital, Inc. (NYSE:MVC) since March 2003, a Director and the Chief Compliance Officer of Special Opportunities Fund, Inc. (NYSE:SPE) since August 2009, a Director for Ironsides Partners Opportunity Offshore Fund, Ltd. since January 2012 and a Director and Chairman of the Audit Committee of Emergent Capital, Inc. (f/k/a Imperial Holdings, Inc.) since August 2012. Previously, Mr. Hellerman served as the Chief Financial Analyst of the Antitrust Division of the U.S. Department of Justice for 17 years, from 1976 to 1993. Mr. Hellerman also served as a financial analyst and later as a branch chief with the U.S. Securities & Exchange Commission over a ten-year period from 1962 to 1972, and as Special Financial Advisor to the U.S. Senate Subcommittee on Antitrust and Monopoly for four years, from 1972 to 1976.

Audit Committee

The Audit Committee is presently comprised of three persons: Messrs. Cohen, Dakos and Hellerman. Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market. Our Board of Directors has determined that Mr. Hellerman is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Cohen, Dakos and Hellerman meet the current independence requirements of Rule 10A-3 of the Exchange Act and, in addition, are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Hellerman currently serves as Chairman of the Audit Committee.

Executive Officers

The following table presents certain information concerning each of our executive officers serving in such capacity:

Name	Age	Position
Ben H. Harris	47	Chief Executive Officer and President
David M. Hadani	49	Chief Financial Officer, Treasurer and Secretary
Stephanie L. Darling	46	Chief Compliance Officer

Name	Background Information and Principal Occupation(s) During Past Five Years and Beyond
Ben H. Harris

Mr. Harris has served as Chief Executive Officer and President of Crossroads Capital, Inc. since December 2015. Since July 2008, Mr. Harris has served as Manager of NBC Bancshares, LLC, a bank holding company, and as Director for two of its subsidiary banks, Nebraska Bank of Commerce and Mountain View Bank of Commerce. Mr. Harris has also has served as Director and CEO of a third NBC Bancshares subsidiary, NBC Trust Company since January 2015. Mr. Harris is a Manager of two investment holding companies based in Lincoln, Nebraska: NHI II, LLC since June 2007 and GRIT, LLC since November 2013. Mr. Harris also serves as a Director of Bolts & Nuts Corp., a subsidiary of GRIT, LLC and fastener distributor headquartered in Chattanooga, Tennessee. Additionally, Mr. Harris previously served as an investment professional at MVC Capital, Inc. (NYSE: MVC) and has served as Director of Special Opportunities Fund, Inc., a public closed-end investment fund headquartered in Milwaukee, Wisconsin, since December 2009 (NYSE:SPE). Mr. Harris also serves on the Board of Governors for Nebraska Wesleyan University, and is on the Board of Trustees for the Sheldon Art Association. He is also a current Director of the Ben Hormel Harris Foundation and a former Director for the Hormel Family Foundation. Mr. Harris is a 1996 graduate of the University of Nebraska-Lincoln College of Law (J.D.), and a 1991 graduate of Washington University in St. Louis (B.A.).

David M. Hadani

Mr. Hadani has served as Chief Financial Officer, Treasurer and Secretary of Crossroads Capital, Inc. since December 2015. In addition, Mr. Hadani has been the Chief Executive Officer of Nebraska Heavy Industries since January 2008, and the Executive Chairman of Bolts & Nuts Corp, a Vendor Managed Inventory supplier of fasteners and MRO components to U.S.-based manufacturers, based in Chattanooga, TN since November 2013. Previously, Mr. Hadani was a Principal with MVC Capital (NYSE: MVC), a NY-based Business Development Corporation, for whom Mr. Hadani was responsible for primary investing and portfolio management into middle-market operating businesses. Previously, Mr. Hadani served in various general management, purchasing and finance roles with Philips Electronics, N.V. and AlliedSignal, Inc., based in both the United States and Asia. Mr. Hadani currently serves as a Director of Nebraska Heavy Industries, GRIT, LLC, Bolts & Nuts Corp., Translate Media, The Helms Fund (a 501c(3) social enterprise). Previously, Mr. Hadani was a member of the Board of Directors of Goodwill Industries International, Inc., a non-profit organization with over $4 billion in revenue, including service as Chairman of the Board of Directors of Goodwill Industries International. Mr. Hadani has a Master's of Business Administration degree from Duke University, as well a B.S., Business Administration from Washington University in St. Louis.

Stephanie L. Darling

Ms. Darling has served as Chief Compliance Officer of Crossroads Capital, Inc. since December 2015. Since 2012, Ms. Darling has served as General Counsel and Chief Compliance Officer of Bulldog Investors, LLC, a registered investment adviser. Ms. Darling has served as the Editor-in-Chief of The Investment Lawyer, a monthly legal publication devoted to the investment management legal industry, since July 2014. She has been a Principal of The Law Office of Stephanie Darling since 2008. Ms. Darling received her undergraduate degree from Pennsylvania State University in 1992 and her Juris Doctor from the University of Maryland School of Law in 1995.

Certain Arrangements Relating to the Appointment of Officers

We have entered into an Administrative Consulting Agreement, pursuant to which 1100 Capital Consulting, LLC (our “Administrator”) has agreed to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer.

We have no employees. Personnel furnished by our Administrator to serve as our chief executive officer and other executive officers do not receive any compensation directly from us for their services as our officers. However, certain principals and officers of the Administrator who also serve as the Company’s officers receive compensation from, or may have financial interests in, the Administrator, which may be funded by or economically related to the fees paid by us to the Administrator under the Administrator Consulting Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, the Nasdaq Stock Market and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during 2015 all Section 16(a) filing requirements applicable to the executive officers, directors and greater than 10% beneficial owners were timely satisfied.

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

Our Board of Directors has adopted a corporate code of ethics that applies to our executive officers, a copy of which is available on our website at www.xroadscap.com or by written request to the Company at Crossroads Capital, Inc., Attention: Corporate Secretary, 128 North 13th Street, Suite 1100, Lincoln, Nebraska 68508. We intend to disclose any amendments to, or waivers from a required provision of, our corporate code of ethics in a current report on Form 8-K.

Item 11.  Executive Compensation

Compensation of Directors

The following table sets forth compensation of the Company’s directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total

Independent Directors
Richard Cohen(3)	$12,500	–	$12,500
Andrew Dakos(3)	$12,500	–	$12,500
Gerald Hellerman(3)	$22,500	–	$22,500

Former Interested Director
Timothy J. Keating(3),(4)	–	–	–

Former Independent Directors
Laurence W. Berger(5)	$26,250	–	$26,250
Robert T. Cassato(6)	$6,250	–	$6,250
Leslie D. Michelson(5)	$18,750	–	$18,750
J. Taylor Simonton(5)	$30,000	–	$30,000

__________

(1)	For a discussion of the independent directors’ compensation, see below.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)	Elected to the Board of Directors at the 2015 Annual Meeting of Stockholders held on July 21, 2015.
(4)	Resigned from the Board of Directors effective July 28, 2015.
(5)	Term expired on July 21, 2015.
(6)	Resigned from the Board of Directors effective April 6, 2015.

We pay our independent directors an annual fee of $25,000, payable quarterly in advance, covering any regular or special meetings of the Board or any committee thereof attended in person, any telephonic meeting of the Board or any committee thereof in which the director participated, any non-meeting consultations with the Company’s management, and any other services provided by them as a director (other than services as the Chairman of the Board, Chairman of the Company’s Audit, Nominating or Compensation Committee or as the lead valuation director).

We pay our Audit Committee Chairman, currently Mr. Hellerman, an annual fee of $10,000, payable quarterly in advance, for his services as our Audit Committee Chairman. We pay our lead valuation director, currently Mr. Hellerman, an annual fee of $10,000, payable quarterly in advance, for his services as our lead valuation director. Effective 2016, we also pay the Chairman of our Board, currently Mr. Dakos, our Nominating Committee Chairman, currently Mr. Cohen, and our Compensation Committee Chairman, currently Mr. Cohen, annual fees of $10,000, payable quarterly in advance, for each of their services as Chairman. We also reimburse directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf.

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

Under the Investment Advisory and Administrative Services Agreement (“Investment Advisory Agreement”) between us and our former investment adviser, BDCA Venture Adviser, LLC, absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, we agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding any termination of the Investment Advisory Agreement.

Compensation of Chief Executive Officer and Other Executive Officers

We have entered into an Administrative Consulting Agreement, pursuant to which our Administrator has agreed to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer.

We have no employees and as such personnel furnished by our Administrator to serve as our chief executive officer and other executive officers do not receive any compensation directly from us for their services as our officers. However, certain principals and officers of the Administrator who also serve as the Company’s officers receive compensation from, or may have financial interests in, the Administrator, which may be funded by or economically related to the fees paid by us to the Administrator under to the Administrator Consulting Agreement.

Effective December 2, 2015, we have engaged the services of our Chief Compliance Officer at a set monthly rate of $4,000. For the year ended December 31, 2015, we paid $4,000 for the services of our Chief Compliance Officer.

Under the former Investment Advisory Agreement, a portion of the compensation of persons serving as our Chief Financial Officer and our Chief Compliance Officer and their support personnel was reimbursed by us to the extent they were performing these functions on our behalf. For the years ended December 31, 2015, 2014 and 2013, we reimbursed our investment adviser $370,861, $469,558 and $528,970, respectively, for these compensation costs. The expense allocation ratio was not fixed, and was therefore subject to fluctuation from period to period. In particular, the allocation ratio with respect to compensation of our Chief Financial Officer and Chief Compliance Officer was dependent upon the amount of time he or she devoted to matters on our behalf.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 28, 2016, no person is deemed to “control” the Company, as such term is defined in the 1940 Act. The following table sets forth, as of April 28, 2016, the beneficial ownership of each current director, the nominees for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

As of April 28, 2016, we did not have any outstanding shares of preferred stock, any outstanding securities which are convertible into our common stock or any outstanding options or warrants to acquire our common stock. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the following table has sole voting and investment power and has the same address as the Company. The Company’s address is 128 North 13th Street, Suite 1100, Lincoln, Nebraska 68508.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)

Directors
Richard Cohen	2,647	*
Andrew Dakos(3)	1,121,332	11.60%
Gerald Hellerman	-	-

Executive Officers
Ben H. Harris, Chief Executive Officer and President	14,200	0.15%
David M. Hadani, Chief Financial Officer and Secretary	2,000	*
Stephanie L. Darling, Chief Compliance Officer	-	-

Directors and executive officers and as a group	1,140,179	11.74%

5% or More Stockholders
Bulldog Investors, LLC(3)	1,121,332	11.60%
Rivernorth Capital Management, LLC(4)	553,048	5.72%

__________

*Represents less than 0.15%.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 9,670,076 shares of the Company’s common stock issued and outstanding as of April 28, 2016.

(3)	Based on Amendment #4 to Schedule 13D filed with the SEC on July 24, 2015 and information provided by Bulldog Investors, LLC, Phillip Goldstein, Andrew Dakos and Steven Samuels own Bulldog Investors, LLC, a registered investment advisor, whose principal address is 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663. As of April 28, 2016, Bulldog Investors, LLC is deemed to be the beneficial owner of 1,121,332 shares of the Company solely by virtue of Bulldog Investors LLC’s power to direct the vote of, and dispose of, these shares. These 1,121,332 shares of the Company include 622,348 shares that are beneficially owned by the following entities over which Messrs. Goldstein, Dakos and Samuels exercise control: Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund, LP, Full Value Offshore Fund, Ltd., Full Value Partners, LP, Opportunity Income Plus, LP, and MCM Opportunity Partners, LP (collectively, “Bulldog Investors Group of Funds”). Bulldog Investors Group of Funds may be deemed to constitute a group. All other shares included in the aforementioned 1,121,332 shares of the Company beneficially owned by Bulldog Investors LLC (solely by virtue of its power to sell or direct the vote of these shares) are also beneficially owned by clients of Bulldog Investors, LLC who are not members of any group. The total number of these “non-group” shares is 498,984 shares. Bulldog Investors, LLC has sole power to dispose of and vote 622,348 shares. Bulldog Investors, LLC has shared power to dispose of and vote 498,984 shares. Certain of Bulldog Investors, LLC's clients (none of whom beneficially own more than 5% of the Company’s shares) share this power with Bulldog Investors, LLC. Messrs. Goldstein, Dakos and Samuels are control persons of Bulldog Investors, LLC.

(4)	Based on Schedule 13G filed with the SEC on February 16, 2016. Rivernorth Capital Management, LLC has sole voting power and sole dispositive power over 553,048 shares of the Company’s stock. Rivernorth Capital Management, LLC’s principal address is 128 N. 13th Street, Suite 1100, Lincoln, NE 68508.

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

Transactions with Management and Others

Administrative Services

On November 10, 2015, our Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. For the year ended December 31, 2015, we incurred $11,114 of expenses related to US Bancorp. We did not engage US Bancorp during the years ended December 31, 2014 and 2013, and, accordingly, did not incur any expenses related to US Bancorp during these periods.

On November 13, 2015, our Board of Directors approved the engagement of the Administrator to provide administrative consulting services to the Company, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the year ended December 31, 2015, we incurred $180,000 of Administrator expenses. We did not engage an administrator during the years ended December 31, 2014 and 2013, and, accordingly, did not incur any administrator expenses during these periods.

The Administrator furnishes us with equipment and clerical services, including responsibility for the financial records which we are required to maintain, and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders. In addition, the Administrator provides support for our risk management efforts and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Former Investment Advisory Agreement

BDCA Venture Adviser, LLC previously served as our investment adviser and also provided us with administrative services pursuant to the former Investment Advisory Agreement. On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory Agreement between us and BDCA Venture Adviser effective as of December 6, 2015 (the “Termination Date”). The Investment Advisory Agreement, which was entered into on July 1, 2014, was approved by our stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. All payments due under the Investment Advisory Agreement as of the Termination Date were mutually agreed upon between us and BDCA Venture Adviser and subsequently paid by us.

In approving the Investment Advisory Agreement, our Board of Directors, including all of the non-interested directors, considered the following matters:

•	Our Board of Directors, including the non-interested directors, considered the nature, extent and quality of the investment advisory services to be provided by our investment adviser to us.

•	Our Board of Directors, including the non-interested directors, considered the nature, quality, cost and extent of administrative and stockholder services to be performed by our investment adviser under the Investment Advisory Agreement.

•	Our Board of Directors reviewed the investment performance of us since the commencement of operations and compared our performance with the performance of comparable business development companies.

•	Our Board of Directors considered comparative data based on publicly available information with respect to services rendered and the advisory fees (including management fees and incentive fees) paid to investment advisers of other business development companies with equity-based investment focuses similar to us, as well as publicly traded business development companies in general. The comparative data outlined management fees and incentive fees paid to such investment advisers, including the calculation of such management fees and incentive fees, in relation to such other companies’ total assets and the services rendered by such investment advisers.

•	Our Board of Directors reviewed information on the profitability of our investment adviser in serving as our investment adviser.

•	The non-interested directors also considered benefits that accrue to our investment adviser from its relationship with us.

•	In addition, the directors also considered the intangible benefits that accrue to our investment adviser by virtue of its relationship with us and concluded that they were appropriate.

Under the Investment Advisory Agreement, we paid BDCA Venture Adviser a fee for its investment advisory services consisting of two components: (i) a base management fee and (ii) an incentive fee.

The base management fee (the "Base Fee") was calculated at an annual rate of 2% of our gross assets, where gross assets include any borrowings for investment purposes. The Base Fee was calculated based on the value of our gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter. We paid the Base Fee through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to us ended. During the years ended December 31, 2015, 2014 and 2013, we incurred Base Fees of $1,232,563, $1,568,964 and $1,462,495, respectively.

The incentive fee was determined and payable in arrears as of the end of each calendar year (or upon the termination of the Investment Advisory Agreement, as of the termination date), and equaled 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of calculating the incentive fee, realized capital gains and losses include both short-term and long-term capital gains and losses. The incentive fee actually payable to BDCA Venture Adviser was consistent with the Investment Advisers Act of 1940. Under the Investment Advisory Agreement, BDCA Venture Adviser was not entitled to an incentive fee on investment income generated from interest or dividends on the Company's portfolio company investments.

BDCA Venture Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to BDCA Venture Adviser as of December 31, 2014 and was paid by us in March 2015. For the year ended December 31, 2015, BDCA Venture Adviser did not earn any incentive fees with respect to the 2015 year.

For accounting purposes only, we were required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period while the Investment Advisory Agreement was in effect. The accrual of this theoretical incentive fee assumed all unrealized balances were realized in order to reflect an incentive fee that would theoretically have been payable to BDCA Venture Adviser. No incentive fee was due and payable to BDCA Venture Adviser as of the Termination Date, and, accordingly, the accrued incentive fee payable to BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date. During the years ended December 31, 2015 and 2014, we recorded a reduction of theoretical incentive fees of $2,130,443 and $86,445 respectively. During the year ended December 31, 2013, we recorded theoretical incentive fees of $1,523,189.

We also reimbursed BDCA Venture Adviser for the allocable portion of overhead and other expenses incurred by BDCA Venture Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff. We reimbursed BDCA Venture Adviser for allocable administrative expenses through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. For the years ended December 31, 2015, 2014 and 2013, we incurred $423,628, $570,074 and $651,811 of administrative expenses allocated from BDCA Venture Adviser, respectively.

Expense Deferrals and Waivers by Investment Adviser

BDCA Venture Adviser agreed that, to the extent that our Adjusted Operating Expenses (as defined below) in 2015 exceeded $1,500,000 (the “Excess Amount”), BDCA Venture Adviser would, without recourse against or reimbursement by us, waive Reimbursable Expenses (as defined below) due and owing by us and/or pay on behalf of us certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by BDCA Venture Adviser on behalf of us equaled the Excess Amount. "Adjusted Operating Expenses" was defined as our total operating expenses less Base Fees, incentive fees, any stock issuance costs, any costs related to borrowings by us (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by BDCA Venture Adviser and reimbursable by us with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses.

For accounting purposes, during the year ended December 31, 2015, we recorded quarterly amounts due from BDCA Venture Adviser, representing the amount by which our Adjusted Operating Expenses for each quarter exceeded the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for such quarter. In connection with the termination of the Investment Advisory Agreement, the Excess Amount and Adjusted Operating Expenses were calculated based on the eleven month period ended November 30, 2015. There were no expenses waived or reimbursed from BDCA Venture Adviser as of the Termination Date, and, accordingly, the amount due from BDCA Venture Adviser as of September 30, 2015 was reversed as of the Termination Date. No such agreement existed for the year ended December 31, 2014 or 2013.

Services Provided by Related Parties

RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, provided us with legal services, website design and maintenance, and investor relations services. RCS Advisory no longer provides us with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

For the year ended December 31, 2015, we incurred $1,755 of legal services, $1,733 of website design and maintenance and $17,955 of investor relations services provided by RCS Advisory. For the year ended December 31, 2014, we incurred $75,119 of legal services, $26,375 of website design and maintenance and $20,000 of investor relations services provided by RCS Advisory. We did not engage RCS Advisory during the year ended December 31, 2013, and, accordingly, did not incur any administrator expenses during this period.

Joint Liability Insurance Agreement

On August 28, 2015, we entered into a joint liability insurance agreement with our investment adviser which allocates the premium cost of our directors and officers liability insurance policy (the “D&O Policy”) and our excess coverage policy (the “Excess Policy”) between us and our investment adviser. The D&O Policy covers our directors and officers, insures us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insures us for certain securities claims. We also maintain an Excess Policy which provides for excess coverage to our officers and directors in the case of non-indemnifiable claims. The coverages under the D&O Policy and the Excess Policy in certain cases extend to the officers, managers and employees of BDCA Venture Adviser. For the policy year ending August 28, 2016, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium has been allocated to and paid by BDCA Venture Adviser.

Other Transactions with Related Parties

On March 25, 2016, the Audit Committee of our Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog Investors, LLC (“Bulldog”), a stockholder and beneficial owner of more than 5% of our outstanding common stock, as a result of the contested proxy campaign in connection with our 2015 Annual Meeting of Stockholders. This reimbursement was paid to Bulldog on March 30, 2016 and included the costs of Bulldog’s litigation against us in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of our new Board of Directors.

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

Item 14.  Principal Accountant Fees and Services

Crowe Horwath LLP acted as our independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014. Grant Thornton acted as our independent registered public accounting firm for purposes of reviewing our 2014 and year-to-date financial statements included in our quarterly reports filed on Form 10-Q for 2014.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$210,000	225,793
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$210,000	225,793

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Crowe Horwath LLP, our independent registered public accounting firm in connection with statutory and regulatory filings related to the fiscal years ended December 31, 2014 and December 31, 2015.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services rendered by Crowe Horwath LLP that are reasonably related to the performance of the audit or review of our financial statements with respect to the fiscal years ended December 31, 2014 and December 31, 2015 and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services rendered by Crowe Horwath, LLP for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by our independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

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

CROSSROADS CAPITAL, INC.

April 28, 2016	/s/ Ben H. Harris J.D.
Ben H. Harris J.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Ben H. Harris J.D.
April 28, 2016	Ben H. Harris J.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ David M. Hadani
April 28, 2016	David M. Hadani Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

/s/ Andrew Dakos
April 28, 2016	Andrew Dakos Director

/s/ Gerald Hellerman
April 28, 2016	Gerald Hellerman Director

/s/ Richard Cohen
April 28, 2016	Richard Cohen Director

Exhibit No.	Description
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

*Filed herewith.