Form 10-Q
period 2016-03-31
CROSSROADS CAPITAL, INC.
filed 2016-05-13
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53504

Crossroads Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	26-2582882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

128 N. 13th Street, Suite #1100 Lincoln, NE	68508
(Address of Principal Executive Office)	(Zip Code)

(402) 261-5345

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 13, 2016 was 9,651,268.

PART I

Item 1. Financial Statements.

Crossroads Capital, Inc.

Statements of Assets and Liabilities

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $34,359,123 and $35,413,770, respectively)	$22,200,212	$27,507,759
Publicly-traded portfolio companies (Cost: $3,309,450 and $1,999,997, respectively)	688,854	617,998
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	4,860,000	6,620,000
Total, investments in portfolio company securities at fair value (Cost: $41,688,573 and $41,413,767, respectively)	27,749,066	34,745,757

Cash and cash equivalents	13,520,163	13,655,862
Funds held in escrow from sale of investment at fair value (Cost: $97,117 and $704,101, respectively)	81,858	688,082
Prepaid expenses and other assets	72,934	73,090
Total assets	$41,424,021	$49,162,791

Liabilities
Due to related parties	$4,000	$125,157
Accounts payable	323,328	122,555
Accrued expenses and other liabilities	25,067	20
Total liabilities	$352,395	$247,732

Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,670,076 and 9,676,484 issued and outstanding, respectively	$9,670	$9,676
Additional paid-in capital	56,733,256	56,746,858
Accumulated net investment loss	(579,088)	—
Accumulated net realized loss	(1,157,446)	(1,157,446)
Net unrealized depreciation on investments and funds held in escrow from sale of investment	(13,934,766)	(6,684,029)
Total net assets	$41,071,626	$48,915,059
Total liabilities and net assets	$41,424,021	$49,162,791
Net asset value per share	$4.25	$5.06

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$10,767	$9,549
Interest and dividends from cash and cash equivalents	32,057	1,161
Total investment income	42,824	10,710

Operating expenses:
Professional fees	358,999	293,690
Administrator fees	169,447	—
Directors fees	23,750	31,250
Stock transfer agent fees	15,360	15,116
Chief compliance officer fees	12,000	—
Marketing and advertising expenses	3,917	4,950
Custody fees	1,500	1,500
Postage and fulfillment expenses	1,103	2,765
Travel expenses	58	6,414
Public and investor relations expenses	—	12,859
Printing and production expenses	—	2,243
Base management fees	—	365,293
Incentive fees	—	(99,756)
Administrative expenses allocated from investment adviser	—	126,104
General and administrative expenses	35,778	54,292
Total operating expenses	621,912	816,720
Waived or reimbursed expenses from investment adviser (see Note 4)	—	(176,184)
Net operating expenses	621,912	640,536
Net investment income (loss)	(579,088)	(629,826)

Net realized (loss) gain:
Unaffiliated investments	—	20,108
Total net realized (loss) gain	—	20,108

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	(5,491,497)	(244,487)
Non-controlled affiliated investments	(1,760,000)	(280,000)
Funds held in escrow from sale of investment	760	5,597
Total net change in unrealized appreciation (depreciation)	(7,250,737)	(518,890)

Net decrease in net assets resulting from operations	$(7,829,825)	$(1,128,608)

Net investment income (loss) per common share outstanding (basic and diluted)	$(0.06)	$(0.06)
Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.81)	$(0.11)
Weighted average common shares outstanding (basic and diluted)	9,672,193	9,793,994

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain (Accumulated Net Realized Loss)	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$(2,130,443)	$—	$2,367,670	$66,833,537
Net decrease in net assets from operations	—	—	—	(1,289,995)	(1,157,446)	(9,051,699)	(11,499,140)
Distributions to stockholders as a return of capital	—	—	(5,836,870)	—	—	—	(5,836,870)
Repurchase and retirement of common stock at cost	(117,510)	(118)	(582,350)	—	—	—	(582,468)
Reclassification of permanent book to tax differences	—	—	(3,420,438)	3,420,438	—	—	—
Balance, December 31, 2015 (2)	9,676,484	$9,676	$56,746,858	$—	$(1,157,446)	$(6,684,029)	$48,915,059
Net decrease in net assets from operations	—	—	—	(579,088)	—	(7,250,737)	(7,829,825)
Repurchase and retirement of common stock at cost	(6,408)	(6)	(13,602)	—	—	—	(13,608)
Balance, March 31, 2016 (Unaudited) (2)	9,670,076	$9,670	$56,733,256	$(579,088)	$(1,157,446)	$(13,934,766)	$41,071,626

(1) Common shares issued.

(2) Net assets as of March 31, 2016 and December 31, 2015 and 2014 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(7,829,825)	$(1,128,608)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(244,039)	—
Net proceeds from sales of portfolio company investments	—	20,108
Net realized loss (gain) on investments	—	(20,108)
Net change in unrealized (appreciation) depreciation on investments	7,251,497	524,487
Net change in unrealized (appreciation) depreciation on funds held in escrow from sale of investment	(760)	(5,597)
Increase in investment balance cost basis due to payment-in-kind interest	(10,767)	(9,549)
Changes in operating assets and liabilities:
Decrease in receivable from funds held in escrow from sale of investment	606,984	105,210
Decrease in prepaid expenses and other assets	156	10,521
Increase in amounts due from investment adviser	—	(176,184)
Increase in base management fees payable	—	10,660
Decrease in earned incentive fees payable	—	(635,241)
Decrease in accrued incentive fees	—	(99,756)
Increase in administrative expenses payable	—	9,161
Decrease in amounts due to related parties	(121,157)	(51,312)
Increase in accounts payable	200,773	45,363
Increase (decrease) in accrued expenses and other liabilities	25,047	(9,300)
Net cash used in operating activities	(122,091)	(1,410,145)

Cash flows from financing activities:
Repurchase of common stock	(13,608)	—
Cash distributions to stockholders	—	(3,878,014)
Net cash used in financing activities	(13,608)	(3,878,014)

Net decrease in cash and cash equivalents	(135,699)	(5,288,159)
Cash and cash equivalents, beginning of period	13,655,862	27,437,568
Cash and cash equivalents, end of period	$13,520,163	$22,149,409

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Schedule of Investments

March 31, 2016

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$245,000	0.60%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	—	—%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	—	—%
		Series 1 Convertible Preferred Stock	55,779	490,287	460,000	1.12%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$273,243	273,243	465,000	1.13%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$125,212	125,212	125,212	0.30%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	330,000	0.80%
	Waste Management	Series B Convertible Preferred Stock	648,566	1,899,132	540,000	1.31%
Suniva, Inc.	Norcross, GA	Class A Common Stock	2,844	1,244,834	170,000	0.41%
	Solar Photovoltaic Cells
Agilyx Corporation	Beaverton, OR	Common Stock	16	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	2,590,000	6.31%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,255,000	7.93%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	3,300,000	8.03%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	450,000	1.10%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	5,585,000	13.60%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	1,855,000	4.52%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	2,830,000	6.89%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$34,359,123	$22,200,212	54.05%

Publicly Traded Portfolio Companies:
Tremor Video, Inc.	New York, NY	Common Stock	299,999	1,999,997	527,998	1.29%
	Online Video Advertising

Crossroads Capital, Inc.

Schedule of Investments

March 31, 2016

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Shunfeng International Clean Energy Limited	Wuxi, Jiangsu, China	Common Stock
	Solar Photovoltaic Cells		820,868	$1,309,453	$160,856	0.39%
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$3,309,450	$688,854	1.68%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock
	Molecular Diagnostics and Services		2,229,021	$4,000,000	$4,860,000	11.83%
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$4,860,000	11.83%

Total - Investments in Portfolio Company Securities (6)				$41,668,573	$27,749,066	67.56%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$27,749,066	67.56%
Cash and cash equivalents
Demand deposit accounts	13,443,616	32.73%
Money market funds consisting of 26,278 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	26,278	0.07%
Other cash and cash equivalents	50,269	0.12%
Funds held in escrow from sale of investment at fair value	81,858	0.20%
Prepaid expenses and other assets	72,934	0.18%
Less: Total liabilities	(352,395)	(0.86)%
Net Assets	$41,071,626	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2)	Except for the shares of common stock of Tremor Video, Inc. and Shunfeng International Clean Energy Limited., all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of March 31, 2016. As of March 31, 2016, restricted securities held by the Company comprised approximately 66% of the Company's net assets.
(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.
(4)	Investment is income producing.
(5)	Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of March 31, 2016, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.
(6)	As of March 31, 2016, approximately 99% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$235,000	0.48%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	80,000	0.16%
	Solar Thermal Energy	Series 1A Preferred Stock	2,186,880	650,642	100,000	0.20%
		Series 1 Convertible Preferred Stock	55,779	490,287	220,000	0.45%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/30/2015	$265,929	265,929	530,000	1.08%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/30/2015	$121,759	121,759	121,759	0.25%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	770,000	1.57%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	660,000	1.35%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock	198	2,500,007	165,000	0.34%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock	10	54,280	190,000	0.39%
Agilyx Corporation	Beaverton, OR	Common Stock	16	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,780,000	7.73%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,140,000	6.42%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	6,060,000	12.39%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	420,000	0.86%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	4,806,000	9.83%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	3,160,000	6.46%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,070,000	6.28%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,413,770	$27,507,759	56.24%

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock
	Online Video Advertising		299,999	$1,999,997	$617,998	1.26%
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$1,999,997	$617,998	1.26%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock
	Molecular Diagnostics and Services		2,229,021	$4,000,000	$6,620,000	13.53%
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$6,620,000	13.53%

Total - Investments in Portfolio Company Securities (7)				$41,413,767	$34,745,757	71.03%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$34,745,757	71.03%
Cash and cash equivalents
Demand deposit accounts	13,005,421	26.59%
Money market funds consisting of 435,882 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	435,882	0.89%
Other cash and cash equivalents	214,559	0.44%
Funds held in escrow from sale of investment at fair value	688,082	1.41%
Prepaid expenses and other assets	73,090	0.15%
Less: Total liabilities	(247,732)	(0.51)%
Net Assets	$48,915,059	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2)	Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2015. As of December 31, 2015, restricted securities held by the Company comprised approximately 71% of the Company's net assets.
(3)	Controlled investments are defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.
(4)	Investment is income producing.
(5)	Investment is a PIK note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of December 31, 2015, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.
(6)	As of December 31, 2015, the Company valued its shares of common stock in Tremor Video based on the closing price on that date.
(7)	As of December 31, 2015, approximately 99.5% of the Company's total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

 (Unaudited)

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

On October 5, 2015, the Company’s Board of Directors (the “Board”) determined that the Company will no longer make investments in new venture capital-backed or high growth companies and will now shift its focus to the orderly monetization of the Company’s current holdings.

Effective January 20, 2016, the Board changed the Company’s investment objective to preserve capital and maximize stockholder value (the “Investment Objective”) by pursuing the sale of the Company’s portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, the Board resolved to monetize the Company’s portfolio holdings at the earliest practicable date and on May 3, 2016, approved a Plan of Liquidation (the “Plan”) pursuant to which the Company will convert into a liquidating trust with the sole purpose of liquidating the Company’s assets and distributing the proceeds to the Company’s stockholders. The Plan is subject to the approval of the stockholders, which the Board will seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2016.

The Board cannot estimate the expected value that the liquidating trust will receive for the sale or other monetization of the Company’s portfolio investments and it is possible that the final liquidation value of the Company’s portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering. Prior to its approval by the stockholders and conversion into the liquidating trust, the Board reserves the right to consider additional strategic alternatives.

On October 5, 2015, the Board approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between the Company and its investment adviser, BDCA Venture Adviser, LLC. The effective date of termination of the Investment Advisory Agreement was December 6, 2015 (the "Termination Date").

On November 10, 2015, the Board approved the Company’s engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. See Note 13 – Subsequent Events.

On November 13, 2015, the Board approved the engagement of 1100 Capital Consulting, LLC (the “Administrator”) to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer.

Effective December 2, 2015, the Board appointed Ben H. Harris to serve as the Company’s Chief Executive Officer and President, David M. Hadani to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, both officers of the Administrator, and Stephanie L. Darling to serve as the Company’s Chief Compliance Officer.

The Company has entered into agreements with MidFirst Bank to be the custodian of its portfolio securities and Frontier Bank to be the custodian of the majority of its cash and cash equivalent assets.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period.

Valuation of Investments

The Company’s investments consist of securities issued by private and publicly traded companies consisting of preferred stock, common stock, subordinated convertible bridge notes, subordinated secured notes and warrants to purchase preferred stock which are included on the Company's Schedule of Investments.

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the SEC, and in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820"). Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 3 - Portfolio Investments and Fair Value. The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

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

The Company has a lead valuation director, who is a non-interested member of the Board and acts as the liaison between the Board and the Company’s management for valuing the Company's investments. With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	On a quarterly basis, each portfolio company will be analyzed based on the portfolio company’s most recently available historical and projected financial results, public market comparables, equity or other transactions and other factors.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

•	The Company’s management or an independent valuation firm, if involved, will conduct appraisals and make an assessment of the fair value of each investment, which will be used in deriving a preliminary valuation.

•	The Company's lead valuation director will review and discuss the preliminary valuations with the Company’s management and the assistance of the independent valuation firm, if any.

•	The Board will discuss the valuations and determine, in good faith, the fair value of each investment in the portfolio for which market quotations are not readily available based on the input of the Company’s management, the independent valuation firm, if any, and the lead valuation director.

For the March 31, 2016 valuation of the Company’s portfolio investments that are not publicly traded, the Administrator assisted the Board in its determination of the value of each of the investments in the Company’s portfolio and no independent valuation firm was engaged to assist in the quarterly valuation process.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•	Level 2: Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates, and similar data; and

•	Level 3: Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Company's own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

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

March 31, 2016

(Unaudited)

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

Funds Held in Escrow from Sale of Investments

Funds held in escrow from the sale of investments ("Escrowed Funds") are valued at fair value by the Company's Board using certain indemnity risk and deferred payment discounts applied to the amounts withheld.

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $10,767 and $9,549 during the three months ended March 31, 2016 and 2015, respectively. See "Income Taxes" below.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

Due to the Company's limited number of investments, it closely monitors its asset composition in order to continue to satisfy the asset diversification test and maintain its status as a RIC. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not result in the Company's loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of the Company's assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% Threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% Threshold. As of March 31, 2016, the Company did not meet the 50% Threshold, however, such failure was due to fluctuations in the value of its assets. Accordingly, the Company satisfied the diversification requirement as of March 31, 2016.

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Dividends and Distributions

Dividends and distributions to common stockholders must be approved by the Company’s Board and any dividend payable is recorded on the ex-dividend date.

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

Note 3 - Portfolio Investments and Fair Value

The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$30,627,276	$25,850,000	92.88%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	450,000	1.62%	—	420,000	1.19%
Common Stock	7,333,392	170,000	0.61%	6,088,558	80,000	0.23%
Subordinated Convertible Bridge Notes	273,243	465,000	1.67%	265,929	530,000	1.50%
Subordinated Secured Notes	125,212	125,212	0.45%	121,759	121,759	0.34%
Subtotal - Privately Held Portfolio Companies	38,359,123	27,060,212	97.23%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	3,309,450	688,854	2.48%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	41,668,573	27,749,066	99.71%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	97,117	81,858	0.29%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$41,765,690	$27,830,924	100.00%	$42,117,868	$35,433,839	100.00%

Fair Value of Investments

The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of March 31, 2016 and December 31, 2015:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2016
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$25,850,000	$25,850,000
Preferred Stock Warrants	—	—	450,000	450,000
Common Stock	—	—	170,000	170,000
Subordinated Convertible Bridge Notes	—	—	465,000	465,000
Subordinated Secured Notes	—	—	125,212	125,212
Publicly Traded Portfolio Company Securities:
Common Stock	688,854	—	—	688,854
Cash Equivalents:
Money Market Funds	26,278	—	—	26,278
Funds Held in Escrow From Sales of Investments	—	—	81,858	81,858
Total	$715,132	$—	$27,142,070	$27,857,202

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

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

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the quarter ended March 31, 2016:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	244,039	—	—	7,314	3,453	(606,984)	(352,178)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(355,000)	—	355,000	—	—	—	—
Gross transfers out of Level 3 to Level 1 (2)	—	—	(181,990)	—	—	—	(181,990)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	(7,015,039)	30,000	(83,010)	(72,314)	—	760	(7,139,603)
Fair Value as of March 31, 2016	$25,850,000	$450,000	$170,000	$465,000	$125,212	$81,858	$27,142,070

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of March 31, 2016	$(7,015,039)	$30,000	$(83,010)	$(72,314)	$—	$760	$(7,139,603)

(1)	Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.
(2)	Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.

During the quarter ended March 31, 2016, the transfers out of Level 3 to Level 1 were the result of the exchange of a portion the Company’s shares of Series F preferred stock and Series D preferred stock held in Suniva, Inc. for shares of Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange-listed company ("SFCE") common stock.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Subordinated Convertible Bridge Notes	Level 3 Subordinated Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$450,000	$109,202	$709,568	$44,828,770
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	—	—	—	27,428	12,557	(105,210)	(65,225)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(1,380,000)	—	1,380,000	—	—	—	—
Gross transfers out of Level 3 to Level 1 (2)	—	—	—	—	—	—	—
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	(8,704,000)	80,000	(1,460,000)	52,572	—	83,724	(9,947,704)
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2015	$(8,704,000)	$80,000	$(1,460,000)	$52,572	$—	$83,724	$(9,947,704)

(1)	Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.
(2)	Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.

Portfolio Company Investment Activity

The Company had the following portfolio company activity during the quarter ended March 31, 2016:

•	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with SFCE. As a result, the Company’s 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The shares of SFCE common stock were subject to a lockup period which expired in February 2016.

•	On January 15, 2016, $606,984 was released to the Company from the Xtime escrow without any offset for indemnity claims.

•	On January 20, 2016, the Board of Directors approved and, on January 25, 2016, the Company signed an indication of interest to purchase additional Series B preferred stock in Harvest Power as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, the Company purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as the Company’s existing Series B preferred stock, with the exception that all of the Company’s Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. The Company did not elect to purchase any Series B-1 preferred shares in this offering.

•	On March 22, 2016, BrightSource advised the Company that it was negotiating a further extension of the maturity date with the holders of the July 2014 and August 2014 promissory notes, which were issued to the Company in the initial principal amount of $107,977, and the convertible bridge notes, which were issued to the Company in the initial principal amount of $205,193. See Note 13 – Subsequent Events.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the tables set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of March 31, 2016 and December 31, 2015, respectively. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment:

	March 31, 2016
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$25,850,000	Comparable public companies	Revenue multiple	1.4	to	5.3	2.8
			EBITDA multiple	8.6	to	9.0	8.9
			Discount for lack of marketability	9%	to	29%	13%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$450,000	Comparable public companies	Revenue multiple	2.0	to	2.0	2.0
			Discount for lack of marketability	6%	to	6%	6%
Level 3 Portfolio Company Investments: Common Stock	$170,000	Comparable public companies	Revenue multiple	2.1	to	2.1	n/a
			Discount for lack of marketability	17%	to	32%	17%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$590,212	Comparable public companies	Revenue multiple	2.1	to	2.1	2.1
			Discount for lack of marketability	15%	to	15%	15%
Level 3 Funds Held in Escrow From Sale of Investment	$81,858	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	10%	to	10%	10%

(1)	The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization, and price to earnings multiples (collectively, "Multiples") for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability ("DLOM"). For some portfolio company investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a "Precedent Transaction"). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

Additional inputs that may be used in the option pricing model include the volatility of equity in comparable public companies, the risk free interest rate and the estimated time to exit. The significant unobservable input used in the option pricing model for valuing certain of the Company’s portfolio company investments in convertible preferred stock, common stock and preferred and common stock warrants for which market quotations are not readily available is the volatility of equity in comparable public companies. A change in the assumption used for equity volatility may indicate a directionally similar change in the fair value of the convertible preferred stock, common stock and preferred and common stock warrant investments.

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

(2) Weighted average based on fair value as of March 31, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Additional inputs that may be used in the option pricing model include the volatility of equity in comparable public companies, the risk free interest rate and the estimated time to exit. The significant unobservable input used in the option pricing model for valuing certain of the Company’s portfolio company investments in convertible preferred stock, common stock and preferred and common stock warrants for which market quotations are not readily available is the volatility of equity in comparable public companies. A change in the assumption used for equity volatility may indicate a directionally similar change in the fair value of the convertible preferred stock, common stock and preferred and common stock warrant investments.

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

As of March 31, 2016 and December 31, 2015, 65.9% and 70.8%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2016 and 2015 for: (i) the Company’s portfolio company investments sold during the three months ended March 31, 2016 and 2015 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016		March 31, 2015
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Xtime, Inc.	$—	$—	$13,930	$—
Millennial Media, Inc.	—	—	6,178	—
Subtotal - Portfolio Company Investments Sold During Period	—	—	20,108	—
Portfolio Company Investments Held at End of Period	—	(7,251,497)	—	(524,487)
Total Portfolio Company Investments	—	(7,251,497)	20,108	(524,487)
Funds Held in Escrow from Sale of Investment	—	760	—	5,597
Total Portfolio Company Financial Assets	$—	$(7,250,737)	$20,108	$(518,890)

See the accompanying schedule of investments for the fair value of the Company’s portfolio company investments. The methodology for the determination of the fair value of the Company’s portfolio company investments is discussed in Note 2 - Summary of Significant Accounting Policies.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 4 - Related Party Agreements and Transactions

Administrative Services

On November 10, 2015, the Company’s Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. For the three months ended March 31, 2016, the Company incurred $19,447 of expenses related to US Bancorp. The Company did not engage US Bancorp during the three months ended March 31, 2015, and, accordingly, did not incur any expenses related to US Bancorp during this period. As of March 31, 2016 and December 31, 2015, the Company had expenses payable to US Bancorp of $19,447 and $11,114, respectively. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. See Note 13 – Subsequent Events.

On November 13, 2015, the Company’s Board of Directors approved the engagement of the Administrator to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three months ended March 31, 2016, the Company incurred $150,000 of Administrator expenses. The Company did not engage an administrator during the three months ended March 31, 2015, and, accordingly, did not incur any administrator expenses during this period. As of March 31, 2016 and December 31, 2015, the Company had expenses payable to the Administrator of $0 and $51,308, respectively.

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

Effective December 2, 2015, the Company engaged the services of its Chief Compliance Officer at a set monthly rate of $4,000. For the three months ended March 31, 2016, the Company incurred $12,000 of compliance fees. The Company reimbursed BDCA Venture Adviser for the allocable portion of compensation of its Chief Compliance Officer during the three months ended March 31, 2015, with such expense included in the payment of administrative expenses allocated from BDCA Venture Adviser for the period. As of March 31, 2016 and December 31, 2015, the Company had expenses payable to its Chief Compliance Officer of $4,000 and $4,000, respectively.

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

The base management fee (the "Base Fee") was calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee was calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter. The Company paid the Base Fee through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. During the three months ended March 31, 2015, the Company incurred Base Fees of $365,293. The Investment Advisory Agreement was not in effect during the three months ended March 31, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

BDCA Venture Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to BDCA Venture Adviser as of December 31, 2014 and was paid by the Company in March 2015. BDCA Venture Adviser did not earn any incentive fees during the three months ended March 31, 2015. The Investment Advisory Agreement was not in effect during the three months ended March 31, 2016.

For accounting purposes only, the Company was required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period while the Investment Advisory Agreement was in effect. The accrual of this theoretical incentive fee assumed all unrealized balances were realized in order to reflect an incentive fee that would theoretically have been payable to BDCA Venture Adviser. During the three months ended March 31, 2015, the Company recorded a reduction of theoretical incentive fees of $99,756. The Investment Advisory Agreement was not in effect during the three months ended March 31, 2016.

The Company also reimbursed BDCA Venture Adviser for the allocable portion of overhead and other expenses incurred by BDCA Venture Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The Company reimbursed BDCA Venture Adviser for allocable administrative expenses through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. During the three months ended March 31, 2015, the Company incurred $126,104 of administrative expenses allocated from BDCA Venture Adviser. The Investment Advisory Agreement was not in effect during the three months ended March 31, 2016.

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

For accounting purposes, during the three months ended March 31, 2015, the Company recorded quarterly amounts due from BDCA Venture Adviser, representing the amount by which its Adjusted Operating Expenses for the quarter exceeded the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for such quarter. During the three months ended March 31, 2015, the Company recorded expenses waived or reimbursed from BDCA Venture Adviser of $176,184. No such agreement existed during the three months ended March 31, 2016.

Services Provided by Related Parties

RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, previously provided the Company with legal services, website design and maintenance, and investor relations services. For the three months ended March 31, 2015, the Company incurred $1,755 of legal services, $248 of website design and maintenance and $12,750 of investor relations services provided by RCS Advisory. RCS Advisory no longer provides the Company with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

Other Transactions with Related Parties

On March 25, 2016, the Audit Committee of the Company’s Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog Investors, LLC (“Bulldog”), a stockholder and beneficial owner of more than 5% of the Company’s outstanding common stock, as a result of the contested proxy campaign in connection with the Company’s 2015 Annual Meeting. This reimbursement was paid to Bulldog on March 30, 2016 and included the costs of Bulldog’s litigation against the Company in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of the Company’s new Board of Directors.

The Audit Committee of the Company’s Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Note 5 - Equity Offerings and Related Costs

The Company did not issue any new shares of its common stock during the three months ended March 31, 2016.

Note 6 - Stock Repurchases

On November 10, 2015, the Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, the Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. On May 9, 2016, the Board authorized an extension of the Company’s stock repurchase program for an additional six months to expire on November 10, 2016. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three months ended March 31, 2016, the Company repurchased 6,408 shares of its common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608. The Company retired all 6,408 shares of its repurchased common stock during the three months ended March 31, 2016, with $6 of the total cost of the retired shares charged to common stock and $13,602 charged to additional paid-in capital. The Company's net asset value per share was not changed as a result of the shares repurchased during the three months ended March 31, 2016. The weighted average discount to net asset value per share of the shares repurchased during the three months ended March 31, 2016 was 58%.

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Since March 31, 2016, the Company has repurchased 18,808 shares of its common stock at an average price of $2.65 per share, including commissions, with a total cost of $49,775. See Note 13 – Subsequent Events.

The Company accounted for the repurchases of its common stock under the cost method based on the actual cost of the repurchases.

Note 7 - Dividends and Distributions

Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution.

The Company did not declare any distributions to stockholders during the three months ended March 31, 2016. The following table summarizes the Company’s distributions declared for the year ended December 31, 2015:

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 8 - Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2016, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in November 2017, net of settlement of any indemnity claims. As of March 31, 2016, the Escrowed Funds were fair valued at $81,858. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company's fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.

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

As of March 31, 2016, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Note 9 - Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net decrease in net assets resulting from operations	$(7,829,825)	$(1,128,608)
Basic and diluted weighted-average shares outstanding	9,672,193	9,793,994
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.81)	$(0.11)

During the three months ended March 31, 2016 and 2015, the Company had no dilutive securities outstanding.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 10 - Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Per common share data
Net asset value, beginning of period	$5.06	$6.82

Net investment loss (1)(2)	(0.06)	(0.06)
Net realized gain on investments (1)	—	*
Net decrease in unrealized appreciation (depreciation) on investments and funds held in escrow from sale of investment (1)	(0.75)	(0.05)
Net decrease in net assets resulting from operations	(0.81)	(0.11)

Capital stock transactions:
Repurchases of common stock (3)	*	—
Net increase in net assets from capital stock transactions	*	—

Net asset value, end of period	$4.25	$6.71

Ratios and supplemental data:
Per share market price, end of period	$2.62	$5.02
Total return based on change in net asset value (4)	(16.01)%	(1.61)%
Total return based on stock price (5)	(18.38)%	2.66%
Common shares outstanding, end of period	9,670,076	9,793,994
Weighted average common shares outstanding during period	9,672,193	9,793,994
Net assets, end of period	$41,071,626	$65,704,929
Ratio of operating expenses to average net assets (6)	3.75%	5.38%
Ratio of net investment loss to average net assets (6)	(5.15)%	(3.80)%
Weighted average debt per common share (7)	$—	$—
Portfolio turnover (8)	—%	0.03%

* Per share amount less than $0.01 per share.

(1)	Based on weighted average shares outstanding during the period.

(2)	For the three months ended March 31, 2015, net investment loss per share excluding expenses waived or reimbursed from the Adviser was $0.08. No such agreement existed during the three months ended March 31, 2016.

(3)	Represents the increase in net asset value per share attributable to repurchases of common stock during the period.

(4)	Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. The total return has not been annualized.

(5)	Total return based on stock price is calculated based on the change in the market price of the Company's shares taking into account distributions reinvested in accordance with the Company's dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. The total return has not been annualized.

(6)	Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. However, for the three months ended March 31, 2015, incentive fees payable to the Company's former investment adviser were not annualized for purposes of calculating the operating expense ratios. The ratio of non-annualized incentive fees to average net assets was (0.15%) for the three months ended March 31, 2015. For the three months ended March 31, 2015, the ratios of operating expenses and net investment loss to average net assets excluding expenses waived or reimbursed from BDCA Venture Adviser were 6.44% and (4.87%), respectively. No such agreement existed during the three months ended March 31, 2016, and, therefore, there were no expenses waived or reimbursed from BDCA Venture Adviser for the three months ended March 31, 2016. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

(7)	During the three months ended March 31, 2016 and 2015, the Company did not have any debt.

(8)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

BDCA Venture, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 11 - Income Taxes

The Company did not have any net realized capital gains for the year ended December 31, 2015. Therefore, no corporate-level federal income or excise taxes were due and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2015.

As of December 31, 2015, the Company's net investment loss of $3,420,438, representing the Company’s 2015 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was reclassified to additional paid-in-capital. The portion of the Company’s net investment loss attributable to incentive fee expense was also reclassified to additional paid-in-capital as of December 31, 2015 since the Company’s former investment advisory agreement was terminated during the tax period.

The net unrealized appreciation and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$41,668,573	$41,413,767
Funds held in escrow from sale of investment	97,117	704,101
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$41,765,690	$42,117,868

Gross unrealized appreciation on portfolio company investments	$2,112,216	$6,912,217
Gross unrealized depreciation on portfolio company investments	(16,031,723)	(13,580,227)
Gross unrealized depreciation on funds held in escrow from sale of investment	(15,259)	(16,019)
Net unrealized appreciation of portfolio company financial assets	$(13,934,766)	$(6,684,029)

(1) Includes cumulative PIK interest accreted to principal.

As of March 31, 2016 and December 31, 2015, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of March 31, 2016 and December 31, 2015, the Company had capital loss carryforwards of $1,157,147 and $1,157,147, respectively, for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions deemed to meet a "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2013, 2014 and 2015 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2013, 2014 and 2015 state tax years for the Company remain subject to examination by the Colorado Department of Revenue. The 2015 state tax year for the Company remains subject to examination by the New York Department of Revenue and Nebraska Department of Revenue.

As of March 31, 2016 and December 31, 2015, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2016 and the year ended December 31, 2015.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 12 - Investments in and Advances to Affiliates

As of March 31, 2016, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. During the three months ended March 31, 2016, the Company made no advances to this affiliate. The following is a schedule of the Company’s investments in this affiliate for the three months ended March 31, 2016.

			Three Months Ended March 31, 2016
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2015 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2016 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$6,620,000	$—	$(1,760,000)	$4,860,000
Total - Non-controlled, Affiliated Investments			$—	$6,620,000	$—	$(1,760,000)	$4,860,000

(1)	Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company's board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.

(2)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.

(3)	Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

Note 13 - Subsequent Events

In preparing these financial statements, the Company has evaluated events after March 31, 2016. Except as set forth below, there were no subsequent events since March 31, 2016 that would require adjustment to or additional disclosure in these financial statements.

Portfolio Company Activity

On May 12, 2016, the Company funded an investment of $30,459 in BrightSource Energy as part of a proposed issuance of senior secured promissory notes pursuant to a rights offering to certain holders of BrightSource Energy preferred stock and outstanding promissory notes. As of the date of this filing, the debt financing has not closed. Since the Company has committed to purchase its pro rata portion in the proposed debt financing, a portion of its shares of Series 1A non-convertible preferred stock is expected to be automatically exchanged for shares of Series 1 convertible preferred stock to be determined post-closing. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes and the convertible bridge notes previously issued by BrightSource Energy (including those held by the Company) is expected to be extended to March 31, 2017.

Stock Repurchase Program

On May 9, 2016, the Board authorized an extension of the Company’s stock repurchase program for an additional six months to expire on November 10, 2016. Since March 31, 2016, the Company has repurchased 18,808 shares of its common stock at an average price of $2.65 per share, including commissions, with a total cost of $49,775.

Termination of US Bancorp

On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. The Board determined that the services provided by US Bancorp were redundant to the services provided by the Administrator and other vendors and that the Company could reduce unnecessary expenses related to the ongoing operations of the Company. The Company did not incur any termination penalties in connection with the termination of these services.

Adoption of the Plan of Liquidation

On May 3, 2016, the Board approved a Plan of Liquidation (the “Plan”) pursuant to which the Company will convert into a liquidating trust with the sole purpose of liquidating the Company’s assets and distributing the proceeds to the Company’s stockholders. The Plan is subject to the approval of the stockholders, which the Board will seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed by the Company with the SEC on May 5, 2016, including the withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act and the delisting of the Company’s stock from Nasdaq Capital Market.

The Board cannot estimate the expected value that the liquidating trust will receive for the sale or other monetization of the Company’s portfolio investments and it is possible that the final liquidation value of the Company’s portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering. Prior to its approval by the stockholders and conversion into the liquidating trust, the Board reserves the right to consider additional strategic alternatives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. Important assumptions include the timing of an initial public offerings ("IPOs") or strategic sale/merger by our existing portfolio companies and our ability to achieve attractive returns on our investments. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

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

On October 5, 2015, our Board of Directors determined that we will no longer make investments in new venture capital-backed or high growth companies and will shift our focus to the orderly monetization of our current holdings.

Effective January 20, 2016, our Board of Directors changed to our investment objective to preserve capital and maximize stockholder value (our “Investment Objective”) by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date and on May 3, 2016, approved a Plan of Liquidation (the “Plan”) pursuant to which we will convert into a liquidating trust with the sole purpose of liquidating our assets and distributing the proceeds to our stockholders. The Plan is subject to the approval of our stockholders, which our Board of Directors will seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed with the SEC on May 5, 2016, including the withdrawal of our election to be regulated as a BDC under the 1940 Act and the delisting of our stock from Nasdaq Capital Market.

Our Board of Directors cannot estimate the expected value that the liquidating trust will receive for the sale or other monetization of our portfolio investments and it is possible that the final liquidation value of our portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives. See “Investment Objective” below.

On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between us and our investment adviser, BDCA Venture Adviser, LLC. The effective date of termination of the Investment Advisory Agreement was December 6, 2015 (the "Termination Date").

On November 10, 2015, our Board of Directors approved the engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services. On May 3, 2016, our Board of Directors announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. See “-Recent Developments” below.

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

On May 3, 2016, our Board of Directors approved the Plan, subject to the approval of our stockholders. The monetization resolution and the adoption of the Plan, together with adverse developments in financial markets to date in 2016, makes our investment portfolio susceptible to the risk that near-term sales by the liquidating trust after stockholder approval of the Plan and our conversion could result in amounts realized being less than current fair values as the liquidating trust actively seeks to sell our investments, either individually or in groups, and it is possible that we will experience substantial differences in the exit prices ultimately achieved by the liquidating trust on our portfolio holdings as compared to the respective current fair values. Such values were determined consistent with our disclosed policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820").

Our Board of Directors believes the implementation of the new policy and the Plan, and our conversion into a liquidating trust, even with the possibility of achieving significantly lower prices from sales, will maximize stockholder value by substantially limiting estimated future operating expenses and removing the risk of future volatility in the market values of our portfolio holdings.

Our Board of Directors cannot estimate the expected value that the liquidating trust will receive for the sale or other monetization of our portfolio investments and it is possible that the final liquidation value of our portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives.

A more detailed description of our current and former investment strategies is located in Item 1. — Business of our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC. The Plan and certain related matters proposed by our Board of Directors in connection with the adoption of the Plan are detailed in the preliminary proxy statement filed with the SEC on May 5, 2016.

Portfolio Activity

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors, see "Critical Accounting Policies" below.

We had the following portfolio company activity during the three months ended March 31, 2016.

•	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange company ("SFCE"), and a global integrated energy provider. As a result, our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. Our shares of SFCE common stock were subject to a lockup period which expired in February 2016.

•	On January 15, 2016, $606,984 was released to us from the Xtime escrow without any offset for indemnity claims.

•	On January 20, 2016, our Board of Directors approved and, on January 25, 2016, we signed an indication of interest to purchase additional Series B preferred stock in Harvest Power, Inc. as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, we purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as our existing Series B preferred stock, with the exception that all of our Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. We did not elect to purchase any Series B-1 preferred shares in this offering.

•	On March 22, 2016, BrightSource advised us that it was negotiating a further extension of the maturity date with the holders of the July 2014 and August 2014 promissory notes, which were issued to us in the initial principal amount of $107,977, and the convertible bridge notes, which were issued to us in the initial principal amount of $205,193. See "Recent Developments" below.

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2016 and 2015 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments ("Escrowed Funds") held at the end of each period:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Xtime, Inc.	$—	$—	$13,930	$—
Millennial Media, Inc.	—	—	6,178	—
Subtotal - Portfolio Company Investments Sold During Period	—	—	20,108	—
Portfolio Company Investments Held at End of Period	—	(7,251,497)	—	(524,487)
Total Portfolio Company Investments	—	(7,251,497)	20,108	(524,487)
Funds Held in Escrow from Sale of Investment	—	760	—	5,597
Total Portfolio Company Financial Assets	$—	$(7,250,737)	$20,108	$(518,890)

Portfolio Composition and Potential Exits

The total value of our investments was $27.7 million at March 31, 2016, compared to $34.7 million at December 31, 2015.

The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$30,627,276	$25,850,000	92.88%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	450,000	1.62%	—	420,000	1.19%
Common Stock	7,333,392	170,000	0.61%	6,088,558	80,000	0.23%
Subordinated Convertible Bridge Notes	273,243	465,000	1.67%	265,929	530,000	1.50%
Subordinated Secured Notes	125,212	125,212	0.45%	121,759	121,759	0.34%
Subtotal - Privately Held Portfolio Companies	38,359,123	27,060,212	97.23%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	3,309,450	688,854	2.48%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	41,668,573	27,749,066	99.71%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	97,117	81,858	0.29%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$41,765,690	$27,830,924	100.00%	$42,117,868	$35,433,839	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

As of March 31, 2016, the cost, fair value and unrealized appreciation (or write-up) of each of our portfolio companies in an unrealized appreciation position is set forth below.

	March 31, 2016
Portfolio Company	Cost	Fair Value	Unrealized Appreciation	As % of Cost
SilkRoad, Inc.	$6,337,785	$7,005,000	$667,215	11%
Mode Media Corporation	4,999,999	5,585,000	585,001	12%
Metabolon, Inc.	4,000,000	4,860,000	860,000	22%
Total	$15,337,784	$17,450,000	$2,112,216	14%

As of March 31, 2016, the cost, fair value and unrealized depreciation (or write-down) of each of our portfolio companies in an unrealized depreciation position is set forth below.

	March 31, 2016
Portfolio Company	Cost	Fair Value	Unrealized Depreciation	As % of Cost
Centrify Corporation	$2,999,999	$2,830,000	$(169,999)	(6)%
Zoosk, Inc.	2,999,999	2,590,000	(409,999)	(14)%
Deem, Inc.	3,000,000	1,855,000	(1,145,000)	(38)%
BrightSource Energy, Inc.	3,295,586	1,050,212	(2,245,374)	(68)%
Harvest Power, Inc.	3,148,565	870,000	(2,278,565)	(72)%
Tremor Video, Inc.	1,999,997	527,998	(1,471,999)	(74)%
MBA Polymers, Inc.	2,000,000	245,000	(1,755,000)	(88)%
Suniva, Inc.	1,244,834	170,000	(1,074,834)	(86)%
Shunfeng International Clean Energy Limited	1,309,453	160,856	(1,148,597)	(88)%
Agilyx Corporation	4,332,356	-	(4,332,356)	(100)%
Total	$26,330,789	$10,299,066	$(16,031,723)	(61)%

As of March 31, 2016, the unrealized depreciation (or write-down) on our Escrowed Funds was $15,259.

As of March 31, 2016, we held equity investments in 13 portfolio companies, two of which are publicly traded and 11 of which are private companies. Based on our quarterly calls with the management of our private portfolio companies, we do not believe that any of our 11 private portfolio companies will complete an IPO or a strategic merger or sale during the next 12 months. If and when any private portfolio companies complete an IPO, our shares in such portfolio companies would only become eligible for sale following the expiration of post-IPO lockup periods, typically 180 days. We further believe there may be limited opportunities to sell our interests in existing private portfolio companies to third parties in privately negotiated transactions. Accordingly, it is possible that an orderly monetization of our current holdings may take three to five years or more.

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

Set forth below are the results of operations for the three months ended March 31, 2016 and 2015.

Comparison of the Three Months Ended March 31, 2016 and 2015

Investment Income

For the three months ended March 31, 2016 and 2015, we earned interest and dividend income from cash and cash equivalents of $32,057 and $1,161, respectively. During the three months ended March 31, 2016 and 2015, we also earned payment-in-kind ("PIK") interest totaling $10,767 and $9,549, respectively, on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource.

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

The following table shows our PIK loan activity for the three months ended March 31, 2016 and 2015, at cost:

	Three Months Ended March 31,
	2016	2015
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$387,688	$347,703
PIK interest accreted to principal during period	10,767	9,549
Ending PIK loan balance (inclusive of PIK interest capitalized)	$398,455	$357,252

We did not make any investments in PIK loans during the three months ended March 31, 2016. As of March 31, 2016, the only notes with PIK interest that we held were issued by BrightSource. As of March 31, 2016, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.

Operating Expenses

Our primary operating expenses include the payment of: (i) fees to our Administrator under the Administrator Consulting Agreement; (ii) fees to US Bancorp under the Administration Servicing Agreement and a Fund Accounting Servicing Agreement; and (iii) other operating costs. See "Recent Developments" below.

The composition of our operating expenses for the three months ended March 31, 2016 and 2015, respectively, were as follows:

	Three Months Ended March 31,
	2016	2015	Increase / Decrease
Operating expenses:
Professional fees	$358,999	$293,690	$65,309
Administrator fees	169,447	—	169,447
Directors fees	23,750	31,250	(7,500)
Stock transfer agent fees	15,360	15,116	244
Chief compliance officer fees	12,000	—	12,000
Marketing and advertising expenses	3,917	4,950	(1,033)
Custody fees	1,500	1,500	—
Postage and fulfillment expenses	1,103	2,765	(1,662)
Travel expenses	58	6,414	(6,356)
Public and investor relations expenses	—	12,859	(12,859)
Printing and production expenses	—	2,243	(2,243)
Base management fees	—	365,293	(365,293)
Incentive fees	—	(99,756)	99,756
Administrative expenses allocated from investment adviser	—	126,104	(126,104)
General and administrative expenses	35,778	54,292	(18,514)
Operating expenses before expense waiver from investment adviser	621,912	816,720	(194,808)
Waived or reimbursed expenses from investment adviser	—	(176,184)	176,184
Total operating expenses net of expense waiver from investment adviser	$621,912	$640,536	$(18,624)

Operating expenses excluding expenses waived or reimbursed from our former investment adviser for the three months ended March 31, 2016 and 2015 were $612,912 and $816,720, respectively, a decrease of $194,808 compared to the prior period.

Professional fees for the three months ended March 31, 2016 and 2015 were $358,999 and $293,690, respectively, an increase of $65,309 compared to the prior period due primarily to increases in valuation services and legal fees, partially offset by decreases in audit fees and Sarbanes Oxley consulting fees compared to the prior period.

Administrator fees for the three months ended March 31, 2016 and 2015 were $169,447 and $0, respectively, an increase of $169,447 compared to the prior period as a result of the engagement of our Administrator following the termination of our former Investment Advisory Agreement.

Chief compliance officer fees for the three months ended March 31, 2016 and 2015 were $12,000 and $0, respectively, an increase of $12,000 compared to the prior period as a result of the engagement of our Chief Compliance Officer following the termination of our former Investment Advisory Agreement.

Directors fees for the three months ended March 31, 2016 and 2015 were $23,750 and $31,250, respectively, a decrease of $7,500 compared to the prior period due primarily to a decrease in the number of directors serving on our Board compared to the prior period.

Public and investor relations expenses for the three months ended March 31, 2016 and 2015 were $0 and $12,589, respectively, a decrease of $12,589 compared to the prior period due primarily to a decrease in investor relations services previously provided by RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, compared to the prior period. RCS Advisory no longer provides us with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

Base management fees, accrued incentive fees and administrative expenses allocated from our investment adviser ended in connection with the termination of our former Investment Advisory Agreement in December 2015. Accordingly, for the three months ended March 31, 2016, we did not pay any fees to an investment adviser. For the three months ended March 31, 2015, we paid base management fees of $365,293 and administrative expenses allocated from BDCA Venture Adviser of $126,104. For the three months ended March 31, 2015, we also recorded a reduction of accrued incentive fees of $99,756. No incentive fees were earned for the three months ended March 31, 2015. For the three months ended March 31, 2015, we recorded a reduction in expenses waived or reimbursed from BDCA Venture Adviser in the amount of $176,184, representing the amount by which our Adjusted Operating Expenses (as defined in Note 4 – Related Party Agreements and Transactions) for the three months ended March 31, 2015 were less than $375,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of our fees under our former Investment Advisory Agreement and other agreements with BDCA Venture Adviser.

Net Investment Income (Loss)

Net investment loss for the three months ended March 31, 2016 was $579,088 compared to net investment loss for the three months ended March 31, 2015 of $629,826. The decrease of $50,738 in net investment loss for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily attributable to the elimination of base management fees and administrative expenses allocated from the investment adviser in connection with the termination of our former Investment Advisory Agreement as well as decreases in general and administrative expenses and public and investor relations expenses during the three months ended March 31, 2016, which were partially offset by increases in administrator fees and professional fees during the three months ended March 31, 2016, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.06 for the three months ended March 31, 2016 compared to basic and diluted net investment loss per common share outstanding of $0.06 for the three months ended March 31, 2015. The weighted average common shares outstanding for the three months ended March 31, 2016 and 2015 were 9,672,193 and 9,793,994, respectively.

Net Realized Gain

For the three months ended March 31, 2016 and 2015, net realized gain totaled $0 and $20,108, respectively. We did not complete any sales of our portfolio company investments during the three months ended March 31, 2016. During the three months ended March 31, 2015, we sold 3,986 shares of previously written-off Millennial Media common stock which had been released from the indemnity escrow and received additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration.

Net Decrease in Unrealized Appreciation (Depreciation)

For the three months ended March 31, 2016 and 2015, the net decrease in unrealized appreciation (depreciation) on portfolio company investments and Escrowed Funds totaled $7,250,737 and $518,890, respectively. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of March 31, 2016 and December 31, 2015, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net decrease in unrealized depreciation of $7,250,737 for the three months ended March 31, 2016, or $0.75 per common share outstanding during the period:

	March 31, 2016			December 31, 2015			Quarter to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
SilkRoad, Inc.	$6,337,785	$7,005,000	$667,215	$6,337,785	$9,620,000	$3,282,215	$(2,615,000)	$(0.27)
Mode Media Corporation	4,999,999	5,585,000	585,001	4,999,999	4,806,000	(193,999)	779,000	0.08
Metabolon, Inc.	4,000,000	4,860,000	860,000	4,000,000	6,620,000	2,620,000	(1,760,000)	(0.18)
Centrify Corporation	2,999,999	2,830,000	(169,999)	2,999,999	3,070,000	70,001	(240,000)	(0.03)
Zoosk, Inc.	2,999,999	2,590,000	(409,999)	2,999,999	3,780,000	780,001	(1,190,000)	(0.12)
Deem, Inc.	3,000,000	1,855,000	(1,145,000)	3,000,000	3,160,000	160,000	(1,305,000)	(0.14)
BrightSource Energy, Inc.	3,295,586	1,050,212	(2,245,374)	3,284,819	1,051,759	(2,233,060)	(12,314)	*
Harvest Power, Inc.	3,148,565	870,000	(2,278,565)	2,904,526	1,430,000	(1,474,526)	(804,039)	(0.08)
Tremor Video, Inc.	1,999,997	527,998	(1,471,999)	1,999,997	617,998	(1,381,999)	(90,000)	(0.01)
MBA Polymers, Inc.	2,000,000	245,000	(1,755,000)	2,000,000	235,000	(1,765,000)	10,000	*
Suniva, Inc.(2)	1,244,834	170,000	(1,074,834)	1,244,834	173,010	(1,071,824)	(3,010)	*
Shunfeng International Clean Energy Ltd. (2)	1,309,453	160,856	(1,148,597)	1,309,453	181,990	(1,127,463)	(21,134)	*
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—	—
Total Portfolio Company Investments	41,668,573	27,749,066	(13,919,507)	41,413,767	34,745,757	(6,668,010)	(7,251,497)	(0.75)
Funds held in escrow from sale of investment	97,117	81,858	(15,259)	704,101	688,082	(16,019)	760	*
Total Portfolio Company Financial Assets	$41,765,690	$27,830,924	$(13,934,766)	$42,117,868	$35,433,839	$(6,684,029)	$(7,250,737)	$(0.75)

* Per share amount less than $0.01 per share.

(1) Per share amounts based on weighted-average shares outstanding of 9,672,193 during the three months ended March 31, 2016.

(2) On January 13, 2016, Suniva closed a stock-for-stock merger transaction with SFCE and our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock in Suniva were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The aggregate cost and fair value of our Suniva Series F and Series D preferred stock as of December 31, 2015 was $2,554,287 and $355,000, respectively. For purposes of this presentation, the cost and fair value of our Suniva preferred stock as of December 31, 2015 has been allocated to the Suniva Class A common stock and SFCE common stock based on the final merger consideration received in the transaction.

Net Decrease in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the three months ended March 31, 2016 was $7,829,825, which included a net decrease in unrealized depreciation of $7,250,737 during such period, compared to a net decrease in our net assets resulting from operations for the three months ended March 31, 2015 of $1,128,608, which included a net realized gain of $20,108 and a net decrease in unrealized appreciation of $518,890 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.81 for the three months ended March 31, 2016, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.11 per common share for the three months ended March 31, 2015. The weighted average common shares outstanding for the three months ended March 31, 2016 and 2015 were 9,672,193 and 9,793,994, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2016, we had cash and cash equivalents of $13,520,163 as compared to $13,655,862 as of December 31, 2015. The decrease of $135,699 in cash and cash equivalents during the three months ended March 31, 2016 was primarily the result of: (i) the release of $606,984 from the Xtime escrow, (ii) our investment in Harvest Power of $244,039, and (iii) net cash used in operating activities of $122,091 million during the three months ended March 31, 2016.

As of March 31, 2016, we had no indebtedness and total accounts payable and accrued expenses of $352,395. As of December 31, 2015, we had no indebtedness and total accounts payable and accrued expenses of $247,732.

Capital Raising

As of March 31, 2016, we had 9,670,076 shares of our common stock issued and outstanding.

We do not currently intend to raise additional common equity capital in the foreseeable future.

Regulatory Compliance

Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. As of March 31, 2016, we did not meet the 50% Threshold, however, such failure was due to fluctuations in the value of our assets. Accordingly, we satisfied the diversification test as of March 31, 2016. A more detailed description of our RIC status is located in Item 1. — Business - Material U.S. Federal Income Tax Considerations of our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC.

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

Dividend History

We did not declare any distributions to stockholders during the three months ended March 31, 2016. The following table summarizes our distributions declared for the years ended 2015, 2014, 2013, 2012 and 2011:

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

Stock Repurchases

On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, our Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which we are prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. On May 9, 2016, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire on November 10, 2016. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.  The repurchase program may be extended, modified or discontinued at any time for any reason.  The stock repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the three months ended March 31, 2016, we repurchased 6,408 shares of our common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608. Our net asset value per share was not changed as a result of the share repurchases during the three months ended March 31, 2016.  The weighted average discount to net asset value per share of the shares repurchased during the three months ended March 31, 2016 was 58%.

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

Since March 31, 2016, we have repurchased 18,808 shares of our common stock at an average price of $2.65 per share, including commissions, with a total cost of $49,775. See “Recent Developments” below.

We accounted for the repurchases of our common stock under the cost method based on the actual cost of the repurchases.

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2016, we had not entered into any investment agreements, which required us to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to us from the Xtime escrow without any offset for indemnity claims. As of March 31, 2016, Escrowed Funds were fair valued at $81,858. The remaining funds held in the Xtime escrow are expected to be released in November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.

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

As of March 31, 2016, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Portfolio Company Activity

On May 12, 2016, we funded an investment of $30,459 in BrightSource Energy as part of a proposed issuance of senior secured promissory notes pursuant to a rights offering to certain holders of BrightSource Energy preferred stock and outstanding promissory notes. As of the date of this filing, the debt financing has not closed. Since we have committed to purchase our pro rata portion in the proposed debt financing, a portion of our shares of Series 1A non-convertible preferred stock is expected to be automatically exchanged for shares of Series 1 convertible preferred stock to be determined post-closing. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes and the convertible bridge notes previously issued by BrightSource Energy (including those held by us) is expected to be extended to March 31, 2017.

Stock Repurchase Program

On May 9, 2016, our Board of Directors authorized an extension of our stock repurchase program for an additional six months to expire on November 10, 2016. Since March 31, 2016, we have repurchased 18,808 shares of our common stock at an average price of $2.65 per share, including commissions, with a total cost of $49,775.

Termination of US Bancorp

On May 3, 2016, our Board of Directors announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. Our Board of Directors determined that the services provided by US Bancorp were redundant to the services provided by our Administrator and other vendors and that we could reduce unnecessary expenses related to our ongoing operations. We did not incur any termination penalties in connection with the termination of these services.

Adoption of the Plan of Liquidation

On May 3, 2016, our Board of Directors approved a Plan of Liquidation (the “Plan”) pursuant to which we will convert into a liquidating trust with the sole purpose of liquidating our assets and distributing the proceeds to our stockholders. The Plan is subject to the approval of our stockholders, which our Board of Directors will seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed with the SEC on May 5, 2016, including the withdrawal of our election to be regulated as a BDC under the 1940 Act and the delisting of our stock from the Nasdaq Capital Market.

Our Board of Directors cannot estimate the expected value that the liquidating trust will receive for the sale or other monetization of our portfolio investments and it is possible that the final liquidation value of our portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives.

Change in the Company’s Certifying Accountant

On April 27, 2016, we engaged Tait, Weller & Baker LLP (“Tait Weller”) as our new independent registered public accounting firm for the fiscal year ended December 31, 2016, replacing Crowe Horwath LLP. The Audit Committee of our Board of Directors participated in and approved the decision to dismiss Crowe Horwath and appoint Tait Weller.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Significant Accounting Policies

A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our financial statements included in this quarterly report on Form 10-Q. A full disclosure of our significant accounting policies is disclosed in our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC.

Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, our Board of Directors approved the engagement of our Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three months ended March 31, 2016, we incurred $150,000 of Administrator expenses. We did not engage an administrator during the three months ended March 31, 2015, and, accordingly, did not incur any administrator expenses during this period. As of March 31, 2016 and December 31, 2015, we had expenses payable to our Administrator of $0 and $51,308, respectively.

Effective December 2, 2015, we engaged the services of our Chief Compliance Officer at a set monthly rate of $4,000. For the three months ended March 31, 2016, we incurred $12,000 of compliance fees. We reimbursed BDCA Venture Adviser for the allocable portion of compensation of our Chief Compliance Officer during the three months ended March 31, 2015, with such expense included in the payment of administrative expenses allocated from our former investment adviser for the period. As of March 31, 2016 and December 31, 2015, we had expenses payable to our Chief Compliance Officer of $4,000 and $4,000, respectively.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of March 31, 2016, we had cash and cash equivalents of approximately $13.5 million. We primarily invest our cash on hand in demand deposit accounts, short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of March 31, 2016, we held cash deposits of $13.5 million, pending payment of our operating expenses or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.

During the three months ended March 31, 2016, our demand deposit accounts and money market funds earned an effective annualized dividend of approximately 0.95%. Assuming no other changes to our holdings of demand deposit accounts and money market funds as of March 31, 2016, a one percentage point change in the underlying dividend rate payable on our demand deposit accounts and money market funds as of March 31, 2016 would not have a material effect on the amount of dividend income earned from our demand deposit accounts and money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of March 31, 2016, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

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

Item 4. Controls and Procedures

As of March 31, 2016 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

Item 1A. Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the "Risk Factors" discussed in our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC. There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2016. Details of the monthly share repurchases under our stock repurchase program during the three months ended March 31, 2016 are set forth below:

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Cost of Shares Purchased as Part of the Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
January 2015	2,008	$4,236	$2.11	2,008	$4,236	$1,995,764
February 2015	4,400	9,372	2.13	6,408	13,608	1,986,392
March 2015	—	—	—	6,408	13,608	1,986,392
Total	6,408	$13,608	$2.12	6,408	$13,608

Since the authorization of our stock repurchase program on November 10, 2015 through March 31, 2016, we have repurchased a total of 6,408 shares of our common stock at an average price of $2.12 per share, including commissions, with a total cost of $13,608. See "Recent Developments" above.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.5	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.6	Amendment to Amended and Restated Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.7	Amendment to Amended and Restated Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.8	Amendment to Amended and Restated Bylaws dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.9	Amendment to Amended and Restated Bylaws dated December 2, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.10	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-191525), filed on October 2, 2013)
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
10.1	Investment Advisory and Administrative Services Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.2	Trademark Sublicense Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2015
10.4	Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
10.5	Custody Agreement between the Company and Frontier Bank (Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 29, 2016)
10.6	First Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)
10.7	Second Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated September 24, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on September 29, 2014)
10.8	Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.9	Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.10	Administrator Consulting Agreement by and between the Company and 1100 Capital Consulting, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2016		CROSSROADS CAPITAL, INC.

	By:	/s/ Ben H. Harris J.D.
Ben H. Harris J.D. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David M. Hadani
David M. Hadani Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

