Form 10-Q
period 2016-06-30
CROSSROADS CAPITAL, INC.
filed 2016-08-12
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 12, 2016 was 9,646,841.

PART I

Item 1. Financial Statements.

Crossroads Capital, Inc.

Statements of Assets and Liabilities

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $34,400,770 and $35,413,770, respectively)	$12,384,073	$27,507,759
Publicly-traded portfolio companies (Cost: $3,309,450 and $1,999,997, respectively)	658,870	617,998
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	5,320,000	6,620,000
Total, investments in portfolio company securities at fair value (Cost: $41,710,220 and $41,413,767, respectively)	18,362,943	34,745,757

Cash and cash equivalents	12,887,040	13,655,862
Funds held in escrow from sale of investment at fair value (Cost: $97,117 and $704,101, respectively)	82,625	688,082
Prepaid expenses and other assets	52,590	73,090
Total assets	$31,385,198	$49,162,791

Liabilities
Due to related parties	$11,887	$125,157
Accounts payable	150,309	122,555
Accrued expenses and other liabilities	26,967	20
Total liabilities	$189,163	$247,732

Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,646,841 and 9,676,484 issued and outstanding, respectively	$9,647	$9,676
Additional paid-in capital	56,673,494	56,746,858
Accumulated net investment loss	(967,891)	—
Accumulated net realized loss	(1,157,446)	(1,157,446)
Net unrealized depreciation on investments and funds held in escrow from sale of investment	(23,361,769)	(6,684,029)
Total net assets	$31,196,035	$48,915,059
Total liabilities and net assets	$31,385,198	$49,162,791
Net asset value per share	$3.23	$5.06

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$11,188	$9,656	$21,955	$19,205
Interest and dividends from cash and cash equivalents	31,200	1,038	63,257	2,199
Total investment income	42,388	10,694	85,212	21,404

Operating expenses:
Professional fees	185,383	342,060	544,382	635,750
Administrator fees	150,000	—	319,447	—
Directors fees	31,250	25,000	55,000	56,250
Chief compliance officer fees	12,000	—	24,000	—
Stock transfer agent fees	10,003	12,759	25,363	27,875
Marketing and advertising expenses	1,850	4,950	5,767	9,900
Custody fees	1,500	1,500	3,000	3,000
Postage and fulfillment expenses	84	14,501	1,187	17,266
Travel expenses	1,777	9,691	1,835	16,105
Public and investor relations expenses	—	101,143	—	114,002
Printing and production expenses	—	18,235	—	20,478
Base management fees	—	340,336	—	705,629
Incentive fees	—	(44,817)	—	(144,573)
Administrative expenses allocated from investment adviser	—	117,419	—	243,523
General and administrative expenses	37,344	58,117	73,122	112,409
Total operating expenses	431,191	1,000,894	1,053,103	1,817,614
Waived or reimbursed expenses from investment adviser (see Note 4)	—	72,141	—	(104,043)
Net operating expenses	431,191	1,073,035	1,053,103	1,713,571
Net investment loss	(388,803)	(1,062,341)	(967,891)	(1,692,167)

Net realized (loss) gain:
Unaffiliated investments	—	(1,182,240)	—	(1,162,132)
Total net realized (loss) gain	—	(1,182,240)	—	(1,162,132)

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	(9,887,770)	872,444	(15,379,267)	627,957
Non-controlled affiliated investments	460,000	80,000	(1,300,000)	(200,000)
Funds held in escrow from sale of investment	767	5,713	1,527	11,310
Total net change in unrealized appreciation (depreciation)	(9,427,003)	958,157	(16,677,740)	439,267

Net decrease in net assets resulting from operations	$(9,815,806)	$(1,286,424)	$(17,645,631)	$(2,415,032)

Net investment loss per common share outstanding (basic and diluted)	$(0.04)	$(0.11)	$(0.10)	$(0.17)
Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	$(1.02)	$(0.13)	$(1.83)	$(0.25)
Weighted average common shares outstanding (basic and diluted)	9,653,416	9,778,631	9,662,804	9,786,270

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Changes in Net Assets

	Common Stock		Additional	Accumulated Net	Accumulated Undistributed Net Realized Gain (Accumulated	Unrealized
	Shares (1)	Par Value	Paid-In Capital	Investment Loss	Net Realized Loss)	Appreciation (Depreciation)	Net Assets
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$(2,130,443)	$—	$2,367,670	$66,833,537
Net decrease in net assets from operations	—	—	—	(1,289,995)	(1,157,446)	(9,051,699)	(11,499,140)
Distributions to stockholders as a return of capital	—	—	(5,836,870)	—	—	—	(5,836,870)
Repurchase and retirement of common stock at cost	(117,510)	(118)	(582,350)	—	—	—	(582,468)
Reclassification of permanent book to tax differences	—	—	(3,420,438)	3,420,438	—	—	—
Balance, December 31, 2015 (2)	9,676,484	$9,676	$56,746,858	$—	$(1,157,446)	$(6,684,029)	$48,915,059
Net decrease in net assets from operations	—	—	—	(967,891)	—	(16,677,740)	(17,645,631)
Repurchase and retirement of common stock at cost	(29,643)	(29)	(73,364)	—	—	—	(73,393)
Balance, June 30, 2016 (Unaudited)	9,646,841	$9,647	$56,673,494	$(967,891)	$(1,157,446)	$(23,361,769)	$31,196,035

(1) Common shares issued.

(2) Net assets as of December 31, 2015 and 2014 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(17,645,631)	$(2,415,032)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(274,498)	—
Net proceeds from sales of portfolio company investments	—	837,874
Net realized loss (gain) on investments	—	1,162,132
Net change in unrealized (appreciation) depreciation on investments	16,679,267	(427,957)
Net change in unrealized (appreciation) depreciation on funds held in escrow from sale of investment	(1,527)	(11,310)
Increase in investment balance cost basis due to payment-in-kind interest	(21,955)	(19,205)
Changes in operating assets and liabilities:
Decrease in receivable from funds held in escrow from sale of investment	606,984	105,210
Decrease in prepaid expenses and other assets	20,500	38,706
Increase in amounts due from investment adviser	—	(104,043)
Decrease in base management fees payable	—	(14,297)
Decrease in earned incentive fees payable	—	(635,241)
Decrease in accrued incentive fees	—	(144,572)
Increase in administrative expenses payable	—	7,886
Decrease in amounts due to related parties	(113,270)	(63,957)
Increase in accounts payable	27,754	247,345
Increase in accrued expenses and other liabilities	26,947	14,428
Net cash used in operating activities	(695,429)	(1,422,033)

Cash flows from financing activities:
Repurchase of common stock	(73,393)	(352,038)
Cash distributions to stockholders	—	(6,810,906)
Net cash used in financing activities	(73,393)	(7,162,944)

Net decrease in cash and cash equivalents	(768,822)	(8,584,977)
Cash and cash equivalents, beginning of period	13,655,862	27,437,568
Cash and cash equivalents, end of period	$12,887,040	$18,852,591

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Schedule of Investments

June 30, 2016

(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$245,000	0.79%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	—	—%
	Solar Thermal Energy	Series 1A Preferred Stock	2,134,523	635,065	—	—%
		Series 1 Convertible Preferred Stock	108,136	505,864	—	—%
		Subordinated Convertible Bridge Notes (4) (5) Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/31/2017	$280,557	280,557	155,000	0.50%
		Subordinated Secured Notes (4) (5) Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/31/2017	$128,663	128,663	211,355	0.68%
		Senior Secured Notes (4) (5) Original principal $30,459; PIK interest 11.5%, compounded annually; mature 3/31/2017	$30,882	30,882	152,718	0.49%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	375,000	1.20%
	Waste Management	Series B Convertible Preferred Stock	648,566	1,899,132	540,000	1.73%
Suniva, Inc.	Norcross, GA	Class A Common Stock	2,844	1,244,834	170,000	0.55%
	Solar Photovoltaic Cells
Agilyx Corporation	Beaverton, OR	Common Stock	16	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	2,700,000	8.65%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,255,000	10.43%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	105,000	0.34%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	450,000	1.44%
Mode Media Corporation	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	1,410,000	4.52%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	—	—%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	2,615,000	8.38%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$34,400,770	$12,384,073	39.70%

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Schedule of Investments

June 30, 2016

(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc.	New York, NY
	Online Video Advertising	Common Stock	299,999	1,999,997	551,998	1.77%
Shunfeng International Clean Energy Limited	Wuxi, Jiangsu, China Solar Photovoltaic Cells	Common Stock	820,868	$1,309,453	$106,872	0.34%
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$3,309,450	$658,870	2.11%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC
	Molecular Diagnostics and Services	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$5,320,000	17.05%
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$5,320,000	17.05%

Total - Investments in Portfolio Company Securities (6)				$41,710,220	$18,362,943	58.86%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$18,362,943	58.86%
Cash and cash equivalents
Demand deposit accounts	12,637,615	40.51%
Money market funds consisting of 14,223 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	14,223	0.05%
Other cash and cash equivalents	235,202	0.75%
Funds held in escrow from sale of investment at fair value	82,625	0.27%
Prepaid expenses and other assets	52,590	0.17%
Less: Total liabilities	(189,163)	(0.61)%
Net Assets	$31,196,035	100.00%

(1) The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.

(2) Except for the shares of common stock of Tremor Video, Inc. and Shunfeng International Clean Energy Limited, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of June 30, 2016. As of June 30, 2016, restricted securities held by the Company comprised approximately 57% of the Company's net assets.

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

(4) Investment is income producing.

(5) Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of June 30, 2016, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(6) As of June 30, 2016, approximately 99% of the Company's total assets were qualifying investments under Section 55(a) of the 1940 Act.

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

(7) As of December 31, 2015, approximately 99.5% of the Company's total assets were qualifying investments under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

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

On October 5, 2015, the Company’s Board of Directors (the “Board”) determined that the Company will no longer make investments in new portfolio companies and will focus on the orderly monetization of the Company’s current holdings.

Effective January 20, 2016, the Board changed the Company’s investment objective to preserve capital and maximize stockholder value (the “Investment Objective”) by pursuing the sale of the Company’s portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, the Board resolved to monetize the Company’s portfolio holdings at the earliest practicable date and on May 3, 2016, approved a Plan of Liquidation (the “Plan”) pursuant to which the Company plans to convert into a liquidating trust with the sole purpose of liquidating the Company’s assets and distributing the proceeds to the Company’s stockholders. The Plan is subject to the approval of the stockholders, which the Board intends to seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2016, which was subsequently amended on June 27, 2016.

The Board cannot estimate the expected value that the liquidating trust could receive from the monetization of the Company’s portfolio investments and it is possible that the final liquidation value of the Company’s portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. Prior to its approval by the stockholders and conversion into the liquidating trust, the Board reserves the right to consider additional strategic alternatives.

On October 5, 2015, the Board approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the "Investment Advisory Agreement") between the Company and its former investment adviser, BDCA Venture Adviser, LLC. The effective date of termination of the Investment Advisory Agreement was December 6, 2015 (the "Termination Date").

On November 10, 2015, the Board approved the Company’s engagement of US Bancorp Fund Services, LLC ("US Bancorp") to provide administration and accounting services. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, which was effective as of March 29, 2016.

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

On June 30, 2016, the Board appointed Phillip Goldstein to serve on the Board to fill a vacancy created by the resignation of Richard Cohen. Mr. Cohen’s resignation was not the result of any disagreement with the Company or any matters relating to the Company's operations, policies or practices.

The Company has entered into agreements with MidFirst Bank to be the custodian of its portfolio securities and Frontier Bank to be the custodian of the majority of its cash and cash equivalent assets.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company follows the accounting and reporting guidelines in Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 946, "Financial Services—Investment Companies”.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period.

Valuation of Investments

The Company’s investments consist of securities issued by private and publicly traded companies consisting of preferred stock, common stock, convertible notes, secured notes and warrants to purchase preferred stock which are included on the Company's Schedule of Investments.

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the SEC, and in accordance with FASB, Accounting Standards Codification Topic 820, "Fair Value Measurement and Disclosures," ("ASC 820"). Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 3 - Portfolio Investments and Fair Value. The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

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

Determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments and the differences could be material. Changes in fair value of these investments are recorded in the Company’s Statement of Operations as "Net change in unrealized appreciation (depreciation)."

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

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

For the June 30, 2016 valuation of the Company’s portfolio investments that are not publicly traded, the Administrator assisted the Board in its determination of the value of each of the investments in the Company’s portfolio and no independent valuation firm was engaged for the quarterly valuation process.

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

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

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

If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid, the Company applies a procedure that assumes a sale of the investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. As part of this process, the Company may evaluate the creditworthiness of the portfolio company, its ability to meet its current debt obligations, the collateral (if any) for recoverability of the debt investment in the event of default and whether the security lien, if any, is subordinated to senior lenders. The Company may also use pricing of recently issued comparable debt securities, if any, to determine the baseline hypothetical market yield as of the measurement date. The Company considers each portfolio company’s credit rating, if any, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each debt investment as of the measurement date. The anticipated future cash flows from each debt investment are then discounted at the hypothetical yield to estimate each debt investment’s fair value as of the measurement date.

Funds Held in Escrow from Sale of Investments

Funds held in escrow from the sale of investments ("Escrowed Funds") are valued at fair value by the Company's Board using certain indemnity risk and deferred payment discounts applied to the amounts withheld.

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $11,188 and $9,656 during the three months ended June 30, 2016 and 2015, respectively. The Company recorded PIK interest income of $21,955 and $19,205 during the six months ended June 30, 2016 and 2015, respectively. See "Income Taxes" below.

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

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

Due to the Company's limited number of investments, it closely monitors its asset composition in order to continue to satisfy the asset diversification test and maintain its status as a RIC. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not necessarily result in the Company's loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of the Company's assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% Threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% Threshold. The Company satisfied the diversification requirement as of June 30, 2016.

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

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 3 - Portfolio Investments and Fair Value

The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$30,627,276	$16,565,000	89.81%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	450,000	2.44%	—	420,000	1.19%
Common Stock	7,333,392	170,000	0.92%	6,088,558	80,000	0.23%
Convertible Notes	280,557	155,000	0.84%	265,929	530,000	1.50%
Secured Notes	159,545	364,073	1.97%	121,759	121,759	0.34%
Subtotal - Privately Held Portfolio Companies	38,400,770	17,704,073	95.98%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	3,309,450	658,870	3.57%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	41,710,220	18,362,943	99.55%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	97,117	82,625	0.45%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$41,807,337	$18,445,568	100.00%	$42,117,868	$35,433,839	100.00%

Fair Value of Investments

The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of June 30, 2016 and December 31, 2015:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2016
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$16,565,000	$16,565,000
Preferred Stock Warrants	—	—	450,000	450,000
Common Stock	—	—	170,000	170,000
Convertible Notes	—	—	155,000	155,000
Secured Notes	—	—	364,073	364,073
Publicly Traded Portfolio Company Securities:
Common Stock	658,870	—	—	658,870
Cash Equivalents:
Money Market Funds	14,223	—	—	14,223
Funds Held in Escrow From Sale of Investment	—	—	82,625	82,625
Total	$673,093	$—	$17,786,698	$18,459,791

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Description	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2015
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$32,976,000	$32,976,000
Preferred Stock Warrants	—	—	420,000	420,000
Common Stock	—	—	80,000	80,000
Convertible Notes	—	—	530,000	530,000
Secured Notes	—	—	121,759	121,759
Publicly Traded Portfolio Company Securities:
Common Stock	617,998	—	—	617,998
Cash Equivalents:
Money Market Funds	435,882	—	—	435,882
Funds Held in Escrow From Sale of Investment	—	—	688,082	688,082
Total	$1,053,880	$—	$34,815,841	$35,869,721

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Convertible Notes	Level 3 Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	244,039	—	—	14,628	37,786	(606,984)	(310,531)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(355,000)	—	355,000	—	—	—	—
Gross transfers out of Level 3 to Level 1 (2)	—	—	(181,990)	—	—	—	(181,990)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	(16,300,039)	30,000	(83,010)	(389,628)	204,528	1,527	(16,536,622)
Fair Value as of June 30, 2016	$16,565,000	$450,000	$170,000	$155,000	$364,073	$82,625	$17,786,698

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of June 30, 2016	$(16,300,039)	$30,000	$(83,010)	$(389,628)	$204,528	$1,527	$(16,536,622)

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

During the six months ended June 30, 2016, the transfers out of Level 3 to Level 1 were the result of the exchange of a portion the Company’s shares of Series F preferred stock and Series D preferred stock held in Suniva, Inc. for shares of Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange-listed company ("SFCE") common stock.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Convertible Notes	Level 3 Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$450,000	$109,202	$709,568	$44,828,770
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	—	—	—	27,428	12,557	(105,210)	(65,225)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(1,380,000)	—	1,380,000	—	—	—	—
Gross transfers out of Level 3 to Level 1 (2)	—	—	—	—	—	—	—
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	(8,704,000)	80,000	(1,460,000)	52,572	—	83,724	(9,947,704)
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2015	$(8,704,000)	$80,000	$(1,460,000)	$52,572	$—	$83,724	$(9,947,704)

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

Portfolio Company Investment Activity

The Company had the following portfolio company activity during the six months ended June 30, 2016:

•	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with SFCE. As a result, the Company’s 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The shares of SFCE common stock were subject to a lockup period which expired in February 2016.

•	On January 15, 2016, $606,984 was released to the Company from the Xtime escrow without any offset for indemnity claims.

•	On January 20, 2016, the Board of Directors approved and, on January 25, 2016, the Company signed an indication of interest to purchase additional Series B preferred stock in Harvest Power as part of an extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, the Company purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as the Company’s existing Series B preferred stock, with the exception that all of the Company’s Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. The Company did not elect to purchase any Series B-1 preferred shares in this offering.

•	On May 17, 2016, the Company completed an investment of $30,459 in BrightSource Energy as part of a rights offering of senior secured promissory notes to certain holders of BrightSource Energy preferred stock and its promissory notes. Since the Company purchased its pro rata portion in the debt financing, 52,357 shares of Series 1A non-convertible preferred stock were automatically exchanged for 52,357 shares of Series 1 convertible preferred stock. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes and the convertible bridge notes previously issued by BrightSource Energy (including those held by the Company) was extended to March 31, 2017.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the tables set forth below provide quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of June 30, 2016 and December 31, 2015, respectively. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment:

	June 30, 2016
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$16,565,000	Comparable public companies	Revenue multiple	0.6 to 4.1	2.6
			EBITDA multiple	8.6 to 9.3	9.2
			Discount for lack of marketability	9% to 29%	14%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$450,000	Comparable public companies	Revenue multiple	1.6 to 1.6	1.6
			Discount for lack of marketability	6% to 6%	6%
Level 3 Portfolio Company Investments: Common Stock	$170,000	Comparable public companies	Revenue multiple	0.6 to 0.6	n/a
			Discount for lack of marketability	17% to 32%	17%
Level 3 Portfolio Company Investments: Convertible Notes and Secured Notes	$519,073	Comparable public companies	Revenue multiple	0.6 to 0.6	0.6
			Discount for lack of marketability	15% to 15%	15%
Level 3 Funds Held in Escrow From Sale of Investment	$82,625	Escrow Discounts	Indemnity risk discount	4% to 4%	4%
			Deferred payment discount	10% to 10%	10%

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

(2) Weighted average based on fair value as of June 30, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

	December 31, 2015
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$32,976,000	Option pricing model	Comparable public company equity volatility	40%	to	70%	51%
		Comparable public companies	Revenue multiple	1.0	to	6.5	2.8
			EBITDA multiple	7.8	to	7.8	7.8
			Discount for lack of marketability	9%	to	29%	13%
		Discounted cash flow	Discount rate	20%	to	35%	26%
			Terminal revenue multiple	1.8	to	4.3	3.4
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	9%	to	29%	13%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$420,000	Option pricing model	Comparable public company equity volatility	40%	to	40%	40%
		Comparable public companies	Revenue multiple	2.3	to	2.8	2.5
			Discount for lack of marketability	6%	to	7%	6%
		Discounted cash flow	Discount rate	25%	to	25%	25%
			Terminal revenue multiple	4.0	to	4.0	4.0
			Discount for lack of marketability	6%	to	7%	6%
Level 3 Portfolio Company Investments: Common Stock	$80,000	Option pricing model	Comparable public company equity volatility	65%	to	65%	65%
		Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			Discount for lack of marketability	22%	to	32%	27%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	22%	to	32%	27%
Level 3 Portfolio Company Investments: Convertible Notes and Secured Notes	$651,759	Option pricing model	Comparable public company equity volatility	65%	to	65%	65%
		Comparable public companies	Revenue multiple	1.0	to	2.0	1.5 1.5
			Discount for lack of marketability	12%	to	15%	13%
		Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	12%	to	15%	13%
Level 3 Funds Held in Escrow From Sale of Investment	$688,082	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	—%	to	10%	5%

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

June 30, 2016

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

As of June 30, 2016 and December 31, 2015, 56.7% and 70.8%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2016 and 2015 for: (i) the Company’s portfolio company investments sold during the three and six months ended June 30, 2016 and 2015 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of June 30, 2016 and 2015.

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Tremor Video, Inc.	$—	$—	$(1,182,240)	$1,298,004	$—	$—	$(1,182,240)	$1,139,004
Xtime, Inc.	—	—	—	—	—	—	13,930	—
Millennial Media, Inc.	—	—	—	—	—	—	6,178	—
Subtotal - Portfolio Company Investments Sold During Period	—	—	(1,182,240)	1,298,004	—	—	(1,162,132)	1,139,004
Portfolio Company Investments Held at End of Period	—	(9,427,770)	—	(345,560)	—	(16,679,267)	—	(711,047)
Total Portfolio Company Investments	—	(9,427,770)	(1,182,240)	952,444	—	(16,679,267)	(1,162,132)	427,957
Funds Held in Escrow from Sale of Investment	—	767	—	5,713	—	1,527	—	11,310
Total Portfolio Company Financial Assets	$—	$(9,427,003)	$(1,182,240)	$958,157	$—	$(16,677,740)	$(1,162,132)	$439,267

See the accompanying schedule of investments for the fair value of the Company’s portfolio company investments. The methodology for the determination of the fair value of the Company’s portfolio company investments is discussed in Note 2 - Summary of Significant Accounting Policies.

Note 4 - Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, the Company’s Board of Directors approved the engagement of the Administrator to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three and six months ended June 30, 2016, the Company incurred $150,000 and $300,000 of Administrator expenses, respectively. The Company did not engage an administrator during the three or six months ended June 30, 2015, and, accordingly, did not incur any administrator expenses during this period. As of June 30, 2016 and December 31, 2015, the Company had expenses payable to the Administrator of $0 and $51,308, respectively.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

Effective December 2, 2015, the Company engaged the services of its Chief Compliance Officer at a monthly rate of $4,000. For the three and six months ended June 30, 2016, the Company incurred $12,000 and $24,000 of compliance fees, respectively. The Company reimbursed BDCA Venture Adviser for the allocable portion of compensation of its Chief Compliance Officer during the three and six months ended June 30, 2015, with such expense included in the payment of administrative expenses allocated from BDCA Venture Adviser for the period. As of June 30, 2016 and December 31, 2015, the Company had expenses payable to its Chief Compliance Officer of $4,000 and $4,000, respectively.

On November 10, 2015, the Company’s Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. For the three and six months ended June 30, 2016, the Company incurred $0 and $19,447 of expenses, respectively, related to US Bancorp. The Company did not engage US Bancorp during the three or six months ended June 30, 2015, and, accordingly, did not incur any expenses related to US Bancorp during this period. As of June 30, 2016 and December 31, 2015, the Company had expenses payable to US Bancorp of $19,447 and $11,114, respectively.

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

The base management fee (the "Base Fee") was calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee was calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter. The Company paid the Base Fee through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. During the three and six months ended June 30, 2015, the Company incurred Base Fees of $340,336 and 705,629, respectively. The Investment Advisory Agreement was not in effect during the six months ended June 30, 2016.

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

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

BDCA Venture Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to BDCA Venture Adviser as of December 31, 2014 and was paid by the Company in March 2015. BDCA Venture Adviser did not earn any incentive fees during the six months ended June 30, 2015. The Investment Advisory Agreement was not in effect during the six months ended June 30, 2016.

For accounting purposes only, the Company was required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period while the Investment Advisory Agreement was in effect. The accrual of this theoretical incentive fee assumed all unrealized balances were realized in order to reflect an incentive fee that would theoretically have been payable to BDCA Venture Adviser. During the three and six months ended June 30, 2015, the Company recorded a reduction of theoretical incentive fees of $44,817 and $144,573, respectively. The Investment Advisory Agreement was not in effect during the six months ended June 30, 2016.

The Company also reimbursed BDCA Venture Adviser for the allocable portion of overhead and other expenses incurred by BDCA Venture Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The Company reimbursed BDCA Venture Adviser for allocable administrative expenses through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. During the three and six months ended June 30, 2015, the Company incurred $117,419 and 243,523, respectively, of administrative expenses allocated from BDCA Venture Adviser. The Investment Advisory Agreement was not in effect during the six months ended June 30, 2016.

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

For accounting purposes, during the three and six months ended June 30, 2015, the Company recorded quarterly amounts due from BDCA Venture Adviser, representing the amount by which its Adjusted Operating Expenses for the quarter exceeded the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for such period. During the three months ended June 30, 2015, the Company recorded a reduction of expenses waived or reimbursed from BDCA Venture Adviser of $72,141. During the six months ended June 30, 2015, the Company recorded expenses waived or reimbursed from BDCA Venture Adviser of $104,043. During the three and six months ended June 30, 2015, the Company incurred $402,515 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold. No such agreement existed during the six months ended June 30, 2016.

Services Provided by Related Parties

RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, previously provided the Company with legal services, website design and maintenance, and investor relations services. For the three months ended June 30, 2015, the Company incurred $908 of website design and maintenance and $1,200 of investor relations services provided by RCS Advisory. For the six months ended June 30, 2015, the Company incurred $1,755 of legal services, $1,155 of website design and maintenance and $13,950 of investor relations services provided by RCS Advisory. RCS Advisory no longer provides the Company with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Joint Liability Insurance Agreement

On August 28, 2014, the Company entered into a joint liability insurance agreement with BDCA Venture Adviser which allocates the premium cost of the Company's directors and officers liability insurance policy (the "D&O Policy") and the Company's excess coverage policy (the "Excess Policy") between the Company and BDCA Venture Adviser. The joint liability insurance agreement shall remain in effect as long as the Board (including a majority of the non-interested directors) makes the annual determinations respecting the D&O Policy and the Excess Policy required under Rule 17d-1(d)(7), and annually approves the renewal of the D&O Policy and Excess Policy. The D&O Policy covers the Company's directors and officers, insures the Company against loss that it may be required or permitted to pay as indemnities of the Company's directors and officers, and insures the Company for certain securities claims. The Company also maintains an Excess Policy, which provides for excess coverage to the Company's officers and directors in the case of non-indemnifiable claims. The coverages under the D&O Policy and the Excess Policy in certain cases extend to the officers, managers and employees of BDCA Venture Adviser. For the policy year ending August 28, 2016, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium has been allocated to and paid by BDCA Venture Adviser.

Other Transactions with Related Parties

On April 22, 2016, the Board approved annual fees of $10,000, payable quarterly in advance, to the Chairman of the Board, the Nominating Committee Chairman and the Compensation Committee Chairman, for each of their services as Chairman. The Company continues to pay an annual fee of $25,000, payable quarterly in advance, to its independent directors for the services provided by them as a director, and annual fees of $10,000, payable quarterly in advance, to the Audit Committee Chairman and lead valuation director, for each of their services as Chairman and lead valuation director, respectively. For the three months ended June 30, 2016 and 2015, the Company incurred directors fees of $31,250 and $25,000, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred directors fees of $55,000 and $56,250, respectively. As of June 30, 2016 and December 31, 2015, the Company had fees payable to its directors of $7,887 and $0, respectively. A more detailed description of the Company’s compensation to its Board of Directors is located in the Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015, which has been filed with the SEC.

On March 25, 2016, the Audit Committee of the Company’s Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog Investors, LLC (“Bulldog”), a stockholder and beneficial owner of more than 5% of the Company’s outstanding common stock, as a result of the contested proxy campaign in connection with the Company’s 2015 Annual Meeting of Stockholders (“Annual Meeting”). This reimbursement was paid to Bulldog on March 30, 2016 and included the costs of Bulldog’s litigation against the Company in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of the Company’s new Board of Directors.

The Audit Committee of the Company’s Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Note 5 – Equity Offerings and Related Costs

The Company did not issue any new shares of its common stock during the six months ended June 30, 2016.

Note 6 – Stock Repurchases

On November 10, 2015, the Board authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, the Board approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. On May 9, 2016, the Board authorized an extension of the Company’s stock repurchase program for an additional six months to expire on November 10, 2016. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

During the six months ended June 30, 2016, the Company repurchased 29,643 shares of its common stock at an average price of $2.48 per share, including commissions, with a total cost of $73,393. The Company retired all 29,643 shares of its repurchased common stock during the six months ended June 30, 2016, with $29 of the total cost of the retired shares charged to common stock and $73,364 charged to additional paid-in capital. The effect of the repurchased shares on the Company’s net asset value per shares was less than $0.01 per share during the six months ended June 30, 2016. The weighted average discount to net asset value per share of the shares repurchased during the six months ended June 30, 2016 was 43%.

During the year ended December 31, 2015, the Company repurchased 117,510 shares of its common stock at an average price of $4.96 per share, including commissions, for a total cost of $582,468. The Company retired all 117,510 shares of its repurchased common stock during the year ended December 31, 2015, with $118 of the total cost of the retired shares charged to common stock and $582,350 charged to additional paid-in capital. The Company’s net asset value per share increased by $0.02 per share as a result of the shares repurchased during the year ended December 31, 2015. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2015 was 24%.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

The Company accounted for the repurchases of its common stock under the cost method based on the actual cost of the repurchases.

Note 7 – Dividends and Distributions

Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors and are paid out of assets legally available for distribution.

The Company did not declare any distributions to stockholders during the six months ended June 30, 2016.

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

The Company generally pays distributions to its stockholders out of assets legally available for distribution, as determined by the Board of Directors, with the intention of distributing 100% of the Company’s net realized capital gains annually.

On March 25, 2016, the Company’s Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by the Board of Directors in its discretion. Based on the Board of Directors’ change to the Company’s investment objective to preserve capital and maximize stockholder value and resolution to monetize the Company’s portfolio holdings at the earliest practicable date, the Company will no longer pay regular quarterly distributions to its stockholders.

If the Company’s distributions for any year exceed the Company’s net investment income and net realized capital gains, the difference will be distributed from the Company’s capital and will constitute a return of capital to its stockholders.

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

Note 8 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2016, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in November 2017, net of settlement of any indemnity claims. As of June 30, 2016, the Escrowed Funds were fair valued at $82,625. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company’s fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.

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

As of June 30, 2016, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business, including the enforcement of its rights under contracts with its portfolio companies.

Note 9 – Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net (decrease) increase in net assets resulting from operations	$(9,815,806)	$(1,286,424)	$(17,645,631)	$(2,415,032)
Basic and diluted weighted-average shares outstanding	9,653,416	9,778,631	9,662,804	9,786,270
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(1.02)	$(0.13)	$(1.83)	$(0.25)

During the three and six months ended June 30, 2016 and 2015, the Company had no dilutive securities outstanding.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 10 – Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Per common share data
Net asset value, beginning of period	$5.06	$6.82

Net investment loss (1)(2)	(0.10)	(0.17)
Net realized loss on investments (1)	—	(0.12)
Net increase (decrease) in unrealized appreciation (depreciation) on investments and funds held in escrow from sale of investment (1)	(1.73)	0.04
Net decrease in net assets resulting from operations	(1.83)	(0.25)

Stockholder distributions:
Stockholder distributions as a return of capital	—	(0.30)
Net decrease in net assets resulting from stockholder distributions	—	(0.30)

Capital stock transactions:
Repurchases of common stock (3)	*	0.02
Net increase in net assets from capital stock transactions	*	0.02

Net asset value, end of period	$3.23	$6.29

Ratios and supplemental data:
Per share market price, end of period	$2.06	$4.50
Total return based on change in net asset value (4)	(36.17)%	(3.60)%
Total return based on stock price (5)	(35.83)%	(2.36)%
Common shares outstanding, end of period	9,646,841	9,723,455
Weighted average common shares outstanding during period	9,662,804	9,786,270
Net assets, end of period	$31,196,035	$61,133,575
Ratio of operating expenses to average net assets (6)	3.26%	5.85%
Ratio of net investment loss to average net assets (6)	(4.79)%	(5.24)%
Weighted average debt per common share (7)	$—	$—
Portfolio turnover (8)	—%	1.30%

* Per share amount less than $0.01 per share.

(1)	Based on weighted average shares outstanding during the period.

(2)	For the six months ended June 30, 2015, net investment loss per share excluding expenses waived or reimbursed from the Adviser was $0.18. No such agreement existed during the six months ended June 30, 2016.

(3)	Represents the increase in net asset value per share attributable to repurchases of common stock during the period. The increase in net asset value per share attributable to repurchases of common stock for the six months ended June 30, 2015 was $0.01 per share. However, for purposes of this presentation, the per share amount attributable to repurchases of common stock was increased by $0.01 per share to a total of $0.02 per share to reconcile the change in net asset value per share to the other per share information presented.

(4)	Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. The total return has not been annualized.

(5)	Total return based on stock price is calculated based on the change in the market price of the Company’s shares taking into account distributions reinvested in accordance with the Company’s dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. The total return has not been annualized.

(6)	Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. However, for the six months ended June 30, 2015, incentive fees payable to the Company’s former investment adviser were not annualized for purposes of calculating the operating expense ratios. The ratio of non-annualized incentive fees to average net assets was (0.22%) for the six months ended June 30, 2015. For the six months ended June 30, 2015, the ratios of operating expenses and net investment loss to average net assets excluding expenses waived or reimbursed from BDCA Venture Adviser were 6.18% and (5.56%), respectively. No such agreement existed during the six months ended June 30, 2016. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

(7)	During the six months ended June 30, 2016 and 2015, the Company did not have any debt.

(8)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

Note 11 – Income Taxes

The Company did not have any net realized capital gains for the year ended December 31, 2015. Therefore, no corporate-level federal income or excise taxes were due and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2015.

As of December 31, 2015, the Company’s net investment loss of $3,420,438, representing the Company’s 2015 ordinary loss for tax purposes which may not be carried forward to future years by a RIC, was reclassified to additional paid-in-capital. The portion of the Company’s net investment loss attributable to incentive fee expense was also reclassified to additional paid-in-capital as of December 31, 2015 since the Company’s former investment advisory agreement was terminated during the tax period.

The net unrealized appreciation (depreciation) and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$41,710,220	$41,413,767
Funds held in escrow from sale of investment	97,117	704,101
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$41,807,337	$42,117,868

Gross unrealized appreciation on portfolio company investments	$1,524,528	$6,912,217
Gross unrealized depreciation on portfolio company investments	(24,871,805)	(13,580,227)
Gross unrealized depreciation on funds held in escrow from sale of investment	(14,492)	(16,019)
Net unrealized appreciation (depreciation) of portfolio company financial assets	$(23,361,769)	$(6,684,029)

(1)	Includes cumulative PIK interest accreted to principal.

As of June 30, 2016 and December 31, 2015, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of June 30, 2016 and December 31, 2015, the Company had capital loss carryforwards of $1,157,147 and $1,157,147, respectively, for federal income tax purposes.

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

As of June 30, 2016 and December 31, 2015, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the six months ended June 30, 2016 and the year ended December 31, 2015.

Note 12 – Investments in and Advances to Affiliates

As of June 30, 2016, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. During the six months ended June 30, 2016, the Company made no advances to this affiliate. The following is a schedule of the Company’s investments in this affiliate for the six months ended June 30, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

			Six Months Ended June 30, 2016
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2015 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2016 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$6,620,000	$—	$(1,300,000)	$5,320,000
Total – Non-controlled, Affiliated Investments			$—	$6,620,000	$—	$(1,300,000)	$5,320,000

(1)	Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.
(2)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.
(3)	Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

Note 13 – Subsequent Events

In preparing these financial statements, the Company has evaluated events after June 30, 2016. Except as set forth below, there were no subsequent events since June 30, 2016 that would require adjustment to or additional disclosure in these financial statements.

Portfolio Company Activity

Since June 30, 2016, the Company has sold 299,999 shares of Tremor Video common stock at an average sale price of $1.94 per share and an aggregate cost basis of $1,999,997 for total net proceeds of $582,613, resulting in net realized losses of $1,417,384.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include the timing of an initial public offerings (“IPOs”) or strategic sale/merger by our existing portfolio companies and our ability to achieve attractive returns on our investments. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

•	our future operating results;

•	changes in our investment policies and strategies;

•	our ability to obtain ongoing administrative services from one or more third parties on a cost effective basis;

•	our business prospects and the prospects of our existing portfolio companies;

•	the impact of changes in interest rates on our investments;

•	the impact of a protracted decline in the market for IPOs on our business;

•	the impact of a protracted decline in the capital and/or stock market;

•	our ability to sell our investments;

•	our ability to monetize our portfolio company investments at our fair market values;

•	our relationships with the management teams of our existing portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which our existing portfolio companies operate;

•	the ability of our existing portfolio companies to achieve their operating performance objectives, to raise additional debt and equity capital to fund future operations, and to complete an IPO or strategic sale/merger within a reasonable time;

•	our ability to find suitable liquid investments which generate current income that would enable us to offset some of our ongoing operating expenses, including costs that we incur to maintain our status as a public reporting and Nasdaq listed company;

•	our ability to make follow-on investments in our existing portfolio companies in order to maintain or enhance the value of our existing positions;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a BDC and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our equity investments in existing portfolio companies after they have completed an IPO or in connection with a strategic sale/merger or as part of a privately negotiated transaction;

•	the timing, form and amount of any distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses; and

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our most recent annual report on Form 10-K previously filed with the U.S. Securities and Exchange Commission (the “SEC”) and in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended.

Overview

Crossroads Capital, Inc. (“we,” “our” and “us”), formerly known as BDCA Venture, Inc., was incorporated on May 9, 2008 under the laws of the State of Maryland and is an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), as of November 20, 2008. Effective December 2, 2015, we changed our name from BDCA Venture, Inc. to Crossroads Capital, Inc. Effective January 1, 2010, we elected to be treated for U.S. Federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced our portfolio company investment activities in January 2010. The shares of our common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

On October 5, 2015, our Board of Directors determined that we will no longer make investments in new portfolio companies and will focus on the orderly monetization of our current holdings.

Effective January 20, 2016, our Board of Directors changed to our investment objective to preserve capital and maximize stockholder value (our “Investment Objective”) by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. On March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date and on May 3, 2016, approved a Plan of Liquidation (the “Plan”) pursuant to which we plan to convert into a liquidating trust with the sole purpose of liquidating our assets and distributing the proceeds to our stockholders. The Plan is subject to the approval of our stockholders, which our Board of Directors intends to seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed with the SEC on May 5, 2016, which was subsequently amended on June 27, 2016, including the withdrawal of our election to be regulated as a BDC under the 1940 Act and the delisting of our stock from Nasdaq Capital Market.

Our Board of Directors cannot estimate the expected value that the liquidating trust could receive from the monetization of our portfolio investments and it is possible that the final liquidation value of our portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives. See “Investment Objective” below.

On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory and Administrative Services Agreement dated July 1, 2014 (the “Investment Advisory Agreement”) between us and our investment adviser, BDCA Venture Adviser, LLC. The effective date of termination of the Investment Advisory Agreement was December 6, 2015 (the “Termination Date”).

On November 10, 2015, our Board of Directors approved the engagement of US Bancorp Fund Services, LLC (“US Bancorp”) to provide administration and accounting services. On May 3, 2016, our Board of Directors announced the termination of its agreement with US Bancorp, which was effective as of March 29, 2016.

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

On June 30, 2016, our Board of Directors appointed Phillip Goldstein to serve on the Board of Directors to fill a vacancy created by the resignation of Richard Cohen. Mr. Cohen’s resignation was not the result of any disagreement with the Company, including regarding any matters relating to the Company’s operations, policies or practices.

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

On May 3, 2016, our Board of Directors approved the Plan, subject to the approval of our stockholders. The monetization resolution and the adoption of the Plan, together with adverse developments in financial markets to date in 2016, makes our investment portfolio susceptible to the risk that near-term sales by the liquidating trust after stockholder approval of the Plan and our conversion could result in amounts realized being less than current fair values as the liquidating trust actively seeks to sell our investments, either individually or in groups, and it is possible that we will experience substantial differences in the exit prices ultimately achieved by the liquidating trust on our portfolio holdings as compared to the respective current fair values. Such values were determined consistent with our disclosed policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”).

Our Board of Directors believes the implementation of the new policy and the Plan, and our conversion into a liquidating trust, even with the possibility of achieving significantly lower prices from sales, will maximize stockholder value by substantially limiting estimated future operating expenses and removing the risk of future volatility in the market values of our portfolio holdings.

Our Board of Directors cannot estimate the expected value that the liquidating trust will receive for the monetization of our portfolio investments and it is possible that the final liquidation value of our portfolio investments may be less than the value an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives.

A more detailed description of our current and former investment strategies is located in Item 1. — Business of our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC. The Plan and certain related matters proposed by our Board of Directors in connection with the adoption of the Plan are detailed in the preliminary proxy statement filed with the SEC on May 5, 2016 which was subsequently amended and filed on June 27, 2016.

Portfolio Activity

Given the nature of investing in the securities of private companies, our investments generally will not have readily available market quotations. Generally, our equity investments in publicly traded companies in which the lockup restriction has expired are valued at the closing market price on the valuation date. However, equity investments in publicly traded portfolio companies which remain subject to lockup restrictions are valued in good faith by our Board of Directors based on a discount to the most recently available closing market prices. Our equity investments in private companies will not generally have readily available market quotations and, as such, are valued at fair value as determined in good faith by or under the direction of our Board of Directors, see “Critical Accounting Policies” below.

We had the following portfolio company activity during the six months ended June 30, 2016.

•	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange company (“SFCE”), and a global integrated energy provider. As a result, our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. Our shares of SFCE common stock were subject to a lockup period which expired in February 2016.

•	On January 15, 2016, $606,984 was released to us from the Xtime escrow without any offset for indemnity claims.

•	On January 20, 2016, our Board of Directors approved and, on January 25, 2016, we signed an indication of interest to purchase additional Series B preferred stock in Harvest Power, Inc. as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, we purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as our existing Series B preferred stock, with the exception that all of our Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. We did not elect to purchase any Series B-1 preferred shares in this offering.

•	On May 17, 2016, we completed an investment of $30,459 in BrightSource Energy as part of a rights offering of senior secured promissory notes to certain holders of BrightSource Energy preferred stock and its outstanding promissory notes. Since we purchased our pro rata portion in the debt financing, 52,357 shares of Series 1A non-convertible preferred stock were automatically exchanged for 52,357 shares of Series 1 convertible preferred stock. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes, which were issued to us in the initial principal amount of $107,977, and the convertible bridge notes, which were issued to us in the initial principal amount of $205,193, was extended to March 31, 2017.

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2016 and 2015 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments (“Escrowed Funds”) held at the end of each period:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Tremor Video, Inc.	$—	$—	$(1,182,240)	$1,298,004	$—	$—	$(1,182,240)	$1,139,004
Xtime, Inc.	—	—	—	—	—	—	13,930	—
Millennial Media, Inc.	—	—	—	—	—	—	6,178	—
Subtotal – Portfolio Company Investments Sold During Period	—	—	(1,182,240)	1,298,004	—	—	(1,162,132)	1,139,004
Portfolio Company Investments Held at End of Period	—	(9,427,770)	—	(345,560)	—	(16,679,267)	—	(711,047)
Total Portfolio Company Investments	—	(9,427,770)	(1,182,240)	952,444	—	(16,679,267)	(1,162,132)	427,957
Funds Held in Escrow from Sale of Investment	—	767	—	5,713	—	1,527	—	11,310
Total Portfolio Company Financial Assets	$—	$(9,427,003)	$(1,182,240)	$958,157	$—	$(16,677,740)	$(1,162,132)	$439,267

Portfolio Composition and Potential Exits

The total value of our investments was approximately $18.4 million at June 30, 2016, compared to approximately $34.7 million at December 31, 2015.

The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$30,627,276	$16,565,000	89.81%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	450,000	2.44%	—	420,000	1.19%
Common Stock	7,333,392	170,000	0.92%	6,088,558	80,000	0.23%
Convertible Notes	280,557	155,000	0.84%	265,929	530,000	1.50%
Secured Notes	159,545	364,073	1.97%	121,759	121,759	0.34%
Subtotal – Privately Held Portfolio Companies	38,400,770	17,704,073	95.98%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	3,309,450	658,870	3.57%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	41,710,220	18,362,943	99.55%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	97,117	82,625	0.45%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$41,807,337	$18,445,568	100.00%	$42,117,868	$35,433,839	100.00%

See the Schedules of Investments in our financial statements for additional information regarding industry and headquarter locations of our portfolio companies.

As of June 30, 2016, we held equity investments in 13 portfolio companies, two of which are publicly traded and 11 of which are private companies. Based on our discussions with the management of our private portfolio companies, we do not believe that any of our 11 private portfolio companies will complete an IPO or a strategic merger or sale during the next 12 months. If and when any private portfolio companies complete an IPO, our shares in such portfolio companies would only become eligible for sale following the expiration of post-IPO lockup periods, typically 180 days. We further believe there may be limited opportunities to sell our interests in existing private portfolio companies to third parties in privately negotiated transactions. Accordingly, it is possible that an orderly monetization of our current holdings may take an extended period of time that may be up to three years or more.

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

Set forth below are the results of operations for the three months ended June 30, 2016 and 2015.

Comparison of the Three Months Ended June 30, 2016 and 2015

Investment Income

For the three months ended June 30, 2016 and 2015, we earned interest and dividend income from cash and cash equivalents of $31,200 and $1,038, respectively. During the three months ended June 30, 2016 and 2015, we also earned payment-in-kind (“PIK”) interest totaling $11,188 and $9,656, respectively, on our convertible note and our secured note investments in BrightSource.

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

The following table shows our PIK loan activity for the three months ended June 30, 2016 and 2015, at cost:

	Three Months Ended June 30,
	2016	2015
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$398,455	$357,252
Addition of PIK loans during period	30,459	—
PIK interest accreted to principal during period	11,188	9,656
Ending PIK loan balance (inclusive of PIK interest capitalized)	$440,102	$366,908

During the three months ended June 30, 2016, we purchased $30,459 of senior secured promissory notes in BrightSource with an interest rate of 11.5% and maturity date of March 31, 2017. As of June 30, 2016, the only notes with PIK interest that we held were issued by BrightSource. As of June 30, 2016, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.

We did not make any investments in PIK loans during the three months ended June 30, 2015.

Operating Expenses

Our primary operating expenses include the payment of fees to our Administrator under the Administrator Consulting Agreement and other operating costs.

The composition of our operating expenses for the three months ended June 30, 2016 and 2015, respectively, were as follows:

	Three Months Ended June 30,
	2016	2015	Increase / Decrease
Operating expenses:
Professional fees	$185,383	$342,060	$(156,677)
Administrator fees	150,000	—	150,000
Directors fees	31,250	25,000	6,250
Chief compliance officer fees	12,000	—	12,000
Stock transfer agent fees	10,003	12,759	(2,756)
Marketing and advertising expenses	1,850	4,950	(3,100)
Custody fees	1,500	1,500	—
Postage and fulfillment expenses	84	14,501	(14,417)
Travel expenses	1,777	9,691	(7,914)
Public and investor relations expenses	—	101,143	(101,143)
Printing and production expenses	—	18,235	(18,253)
Base management fees	—	340,336	(340,336)
Incentive fees	—	(44,817)	44,817
Administrative expenses allocated from investment adviser	—	117,419	(117,419)
General and administrative expenses	37,344	58,117	(20,773)
Total operating expenses	431,191	1,000,894	(569,703)
Waived or reimbursed expenses from investment adviser	—	72,141	(72,141)
Net operating expenses	$431,191	$1,073,035	$(641,844)

Operating expenses excluding expenses waived or reimbursed from our former investment adviser for the three months ended June 30, 2016 and 2015 were $431,191 and $1,000,894, respectively, a decrease of $569,703 compared to the prior period.

Professional fees for the three months ended June 30, 2016 and 2015 were $185,383 and $342,060, respectively, a decrease of $156,677 compared to the prior period due primarily to decreases in legal fees and audit fees, partially offset by increases in accounting consulting fees compared to the prior period.

Administrator fees for the three months ended June 30, 2016 and 2015 were $150,000 and $0, respectively, an increase of $150,000 compared to the prior period as a result of the engagement of our Administrator following the termination of our former Investment Advisory Agreement.

Chief compliance officer fees for the three months ended June 30, 2016 and 2015 were $12,000 and $0, respectively, an increase of $12,000 compared to the prior period as a result of the engagement of our Chief Compliance Officer following the termination of our former Investment Advisory Agreement.

Directors fees for the three months ended June 30, 2016 and 2015 were $31,250 and $25,000, respectively, an increase of $6,250 compared to the prior period due primarily to an increase in the compensation paid to our Nominating Committee Chairman and Compensation Committee Chairman during the three months ended June 30, 2016.

Public and investor relations expenses for the three months ended June 30, 2016 and 2015 were $0 and $101,143, respectively, a decrease of $101,143 compared to the prior period due primarily to the proxy administrative and solicitation services expenses incurred during the three months ended June 30, 2015 as a result of the contested proxy campaign in connection with our 2015 Annual Meeting of Stockholders (“Annual Meeting”).

Base management fees, accrued incentive fees and administrative expenses allocated from our investment adviser ended in connection with the termination of our former Investment Advisory Agreement in December 2015. Accordingly, for the three months ended June 30, 2016, we did not pay any fees to an investment adviser. For the three months ended June 30, 2015, we incurred base management fees of $340,336 and administrative expenses allocated from BDCA Venture Adviser of $117,419. For the three months ended June 30, 2015, we also recorded a reduction of accrued incentive fees of $44,817. No incentive fees were earned for the three months ended June 30, 2015. For the three months ended June 30, 2015, we recorded a reduction in expenses waived or reimbursed from BDCA Venture Adviser in the amount of $72,141, representing the amount by which our Adjusted Operating Expenses (as defined in Note 4 – Related Party Agreements and Transactions) for the three months ended June 30, 2015 were less than $375,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. During the three months ended June 30, 2015, we incurred $402,515 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of our fees under our former Investment Advisory Agreement and other agreements with BDCA Venture Adviser.

Net Investment Income (Loss)

Net investment loss for the three months ended June 30, 2016 was $388,803 compared to net investment loss for the three months ended June 30, 2015 of $1,062,341. The decrease of $673,538 in net investment loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily attributable to the elimination of base management fees and administrative expenses allocated from the investment adviser in connection with the termination of our former Investment Advisory Agreement as well as decreases in professional fees and public and investor relations expenses during the three months ended June 30, 2016, partially offset by increases in administrator fees during the three months ended June 30, 2016, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.04 for the three months ended June 30, 2016 compared to basic and diluted net investment loss per common share outstanding of $0.11 for the three months ended June 30, 2015. The weighted average common shares outstanding for the three months ended June 30, 2016 and 2015 were 9,653,416 and 9,778,631, respectively.

Net Realized Gain (Loss)

For the three months ended June 30, 2016 and 2015, net realized loss totaled $0 and $1,182,240, respectively. During the three months ended June 30, 2016, we did not complete any sales of our portfolio company investments. During the three months ended June 30, 2015, we sold 300,000 shares of Tremor Video common stock.

Net Increase (Decrease) in Unrealized Appreciation (Depreciation)

For the three months ended June 30, 2016, the net increase in net unrealized depreciation on portfolio company investments and Escrowed Funds totaled $9,427,003. For the three months ended June 30, 2015, the net increase in net unrealized appreciation on portfolio company investments and Escrowed Funds totaled $958,157. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of June 30, 2016 and March 31, 2016, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds:

	June 30, 2016			March 31, 2016			Quarter to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Metabolon, Inc.	$4,000,000	$5,320,000	$1,320,000	$4,000,000	$4,860,000	$860,000	$460,000	$0.05
SilkRoad, Inc.	6,337,785	3,810,000	(2,527,785)	6,337,785	7,005,000	667,215	(3,195,000)	(0.33)
Zoosk, Inc.	2,999,999	2,700,000	(299,999)	2,999,999	2,590,000	(409,999)	110,000	0.01
Centrify Corporation	2,999,999	2,615,000	(384,999)	2,999,999	2,830,000	(169,999)	(215,000)	(0.02)
Mode Media Corporation	4,999,999	1,410,000	(3,589,999)	4,999,999	5,585,000	585,001	(4,175,000)	(0.43)
Harvest Power, Inc.	3,148,565	915,000	(2,233,565)	3,148,565	870,000	(2,278,565)	45,000	*
Tremor Video, Inc.	1,999,997	551,998	(1,447,999)	1,999,997	527,998	(1,471,999)	24,000	*
BrightSource Energy, Inc.	3,337,233	519,073	(2,818,160)	3,295,586	1,050,212	(2,245,374)	(572,786)	(0.06)
MBA Polymers, Inc.	2,000,000	245,000	(1,755,000)	2,000,000	245,000	(1,755,000)	—	—
Suniva, Inc.	1,244,834	170,000	(1,074,834)	1,244,834	170,000	(1,074,834)	—	—
Shunfeng International Clean Energy Ltd.	1,309,453	106,872	(1,202,581)	1,309,453	160,856	(1,148,597)	(53,984)	(0.01)
Deem, Inc.	3,000,000	—	(3,000,000)	3,000,000	1,855,000	(1,145,000)	(1,855,000)	(0.19)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—	—
Total Portfolio Company Investments	41,710,220	18,362,943	(23,347,277)	41,668,573	27,749,066	(13,919,507)	(9,427,770)	(0.98)
Funds held in escrow from sale of investment	97,117	82,625	(14,492)	97,117	81,858	(15,259)	767	*
Total Portfolio Company Financial Assets	$41,807,337	$18,445,568	$(23,361,769)	$41,765,690	$27,830,924	$(13,934,766)	$(9,427,003)	$(0.98)

* Per share amount less than $0.01 per share.

(1) Per share amounts based on weighted-average shares outstanding of 9,653,416 during the three months ended June 30, 2016.

Net Decrease in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the three months ended June 30, 2016 was $9,815,806, which included a net increase in unrealized depreciation of $9,427,003 during such period. This compares to a net decrease in our net assets resulting from operations for the three months ended June 30, 2015 of $1,286,424, which included a net realized loss of $1,182,240 and a net increase in unrealized appreciation of $958,157 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $1.02 for the three months ended June 30, 2016, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.13 per common share for the three months ended June 30, 2015. The weighted average common shares outstanding for the three months ended June 30, 2016 and 2015 were 9,653,416 and 9,778,631, respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

Investment Income

For the six months ended June 30, 2016 and 2015, we earned interest and dividend income from cash and cash equivalents of $63,257 and $2,199, respectively. During the six months ended June 30, 2016 and 2015, we also earned PIK interest totaling $21,955 and $19,205, respectively, on our convertible note and secured note investments in BrightSource.

The following table shows our PIK loan activity for the six months ended June 30, 2016 and 2015, at cost:

	Six Months Ended June 30,
	2016	2015
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$387,688	$347,703
Addition of PIK loans during period	30,459	—
PIK interest accreted to principal during period	21,955	19,205
Ending PIK loan balance (inclusive of PIK interest capitalized)	$440,102	$366,908

During the six months ended June 30, 2016, we purchased $30,459 of senior secured promissory notes in BrightSource with an interest rate of 11.5% and maturity date of March 31, 2017. As of June 30, 2016, the only notes with PIK interest that we held were issued by BrightSource. As of June 30, 2016, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.

We did not make any investments in PIK loans during the six months ended June 30, 2015.

Operating Expenses

The composition of our operating expenses for the six months ended June 30, 2016 and 2015, respectively, were as follows:

	Six Months Ended June 30,
	2016	2015	Increase / Decrease
Operating expenses:
Professional fees	$544,382	$635,750	$(91,368)
Administrator fees	319,447	—	319,447
Directors fees	55,000	56,250	(1,250)
Chief compliance officer fees	24,000	—	24,000
Stock transfer agent fees	25,363	27,875	(2,512)
Marketing and advertising expenses	5,767	9,900	(4,133)
Custody fees	3,000	3,000	—
Postage and fulfillment expenses	1,187	17,266	(16,079)
Travel expenses	1,835	16,105	(14,270)
Public and investor relations expenses	—	114,002	(114,002)
Printing and production expenses	—	20,478	(20,478)
Base management fees	—	705,629	(705,629)
Incentive fees	—	(144,573)	144,573
Administrative expenses allocated from investment adviser	—	243,523	(243,523)
General and administrative expenses	73,122	112,409	(39,287)
Total operating expenses	1,053,103	1,817,614	(764,511)
Waived or reimbursed expenses from investment adviser	—	(104,043)	104,043
Net operating expenses	$1,053,103	$1,713,571	$(660,468)

Operating expenses excluding expenses waived or reimbursed from our former investment adviser for the six months ended June 30, 2016 and 2015 were $1,053,103 and $1,817,614, respectively, a decrease of $764,511 compared to the prior period.

Professional fees for the six months ended June 30, 2016 and 2015 were $544,382 and $635,750, respectively, a decrease of $91,368 compared to the prior period due primarily to decreases in audit fees, legal fees and Sarbanes Oxley consulting fees, partially offset by increases in valuation services and accounting consulting fees compared to the prior period.

Administrator fees for the six months ended June 30, 2016 and 2015 were $319,447 and $0, respectively, an increase of $319,447 compared to the prior period as a result of the engagement of our Administrator following the termination of our former Investment Advisory Agreement.

Chief compliance officer fees for the six months ended June 30, 2016 and 2015 were $24,000 and $0, respectively, an increase of $24,000 compared to the prior period as a result of the engagement of our Chief Compliance Officer following the termination of our former Investment Advisory Agreement.

Directors fees for the six months ended June 30, 2016 and 2015 were $55,000 and $56,250, respectively, a decrease of $1,250 compared to the prior period due primarily to a decrease in the number of directors serving on our Board compared to the prior period, partially offset by an increase in the compensation paid to our Nominating Committee Chairman and Compensation Committee Chairman during the six months ended June 30, 2016.

Public and investor relations expenses for the six months ended June 30, 2016 and 2015 were $0 and $114,002, respectively, a decrease of $114,002 compared to the prior period due primarily to the proxy administrative and solicitation services expenses incurred during the six months ended June 30, 2015 as a result of the contested proxy campaign in connection with our 2015 Annual Meeting and a decrease in investor relations services previously provided by RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, compared to the prior period. RCS Advisory no longer provides us with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

Base management fees, accrued incentive fees and administrative expenses allocated from our investment adviser ended in connection with the termination of our former Investment Advisory Agreement in December 2015. Accordingly, for the six months ended June 30, 2016, we did not pay any fees to an investment adviser. For the six months ended June 30, 2015, we incurred base management fees of $705,629 and administrative expenses allocated from BDCA Venture Adviser of $243,523. For the six months ended June 30, 2015, we also recorded a reduction of accrued incentive fees of $144,573. No incentive fees were earned for the six months ended June 30, 2015. For the six months ended June 30, 2015, we recorded expenses waived or reimbursed from BDCA Venture Adviser in the amount of $104,043, representing the amount by which our Adjusted Operating Expenses (as defined in Note 4 – Related Party Agreements and Transactions) for the six months ended June 30, 2015 were more than $750,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. During the six months ended June 30, 2015, we incurred $402,515 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of our fees under our former Investment Advisory Agreement and other agreements with BDCA Venture Adviser.

Net Investment Income (Loss)

Net investment loss for the six months ended June 30, 2016 was $967,891 compared to net investment loss for the six months ended June 30, 2015 of $1,692,167. The decrease of $724,276 in net investment loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily attributable to the elimination of base management fees and administrative expenses allocated from the investment adviser in connection with the termination of our former Investment Advisory Agreement as well as decreases in public and investor relations expenses and professional fees during the six months ended June 30, 2016, partially offset by increases in administrator fees during the six months ended June 30, 2016, as discussed above.

Basic and diluted net investment loss per common share outstanding was $1.83 for the six months ended June 30, 2016 compared to basic and diluted net investment loss per common share outstanding of $0.25 for the six months ended June 30, 2015. The weighted average common shares outstanding for the six months ended June 30, 2016 and 2015 were 9,662,804 and 9,786,270, respectively.

Net Realized Gain (Loss)

For the six months ended June 30, 2016 and 2015, net realized loss totaled $0 and $1,162,132, respectively. During the six months ended June 30, 2016, we did not complete any sales of our portfolio company investments. During the six months ended June 30, 2015, we sold 300,000 shares of Tremor Video common stock, sold 3,986 shares of previously written-off Millennial Media common stock which had been released from the indemnity escrow and received additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration.

Net Increase (Decrease) in Unrealized Appreciation (Depreciation)

For the six months ended June 30, 2016, the net increase in net unrealized depreciation on portfolio company investments and Escrowed Funds totaled $16,677,740. For the six months ended June 30, 2015, the net decrease in net unrealized appreciation on portfolio company investments and Escrowed funds totaled $2,415,032. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of June 30, 2016 and December 31, 2015, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds:

	June 30, 2016			December 31, 2015			Year to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Metabolon, Inc.	$4,000,000	$5,320,000	$1,320,000	$4,000,000	$6,620,000	$2,620,000	$(1,300,000)	$(0.13)
SilkRoad, Inc.	6,337,785	3,810,000	(2,527,785)	6,337,785	9,620,000	3,282,215	(5,810,000)	(0.60)
Zoosk, Inc.	2,999,999	2,700,000	(299,999)	2,999,999	3,780,000	780,001	(1,080,000)	(0.11)
Centrify Corporation	2,999,999	2,615,000	(384,999)	2,999,999	3,070,000	70,001	(455,000)	(0.05)
Mode Media Corporation	4,999,999	1,410,000	(3,589,999)	4,999,999	4,806,000	(193,999)	(3,396,000)	(0.35)
Harvest Power, Inc.	3,148,565	915,000	(2,233,565)	2,904,526	1,430,000	(1,474,526)	(759,039)	(0.08)
Tremor Video, Inc.	1,999,997	551,998	(1,447,999)	1,999,997	617,998	(1,381,999)	(66,000)	(0.01)
BrightSource Energy, Inc.	3,337,233	519,073	(2,818,160)	3,284,819	1,051,759	(2,233,060)	(585,100)	(0.06)
MBA Polymers, Inc.	2,000,000	245,000	(1,755,000)	2,000,000	235,000	(1,765,000)	10,000	*
Suniva, Inc.(2)	1,244,834	170,000	(1,074,834)	1,244,834	173,010	(1,071,824)	(3,010)	*
Shunfeng International Clean Energy Ltd. (2)	1,309,453	106,872	(1,202,581)	1,309,453	181,990	(1,127,463)	(75,118)	(0.01)
Deem, Inc.	3,000,000	—	(3,000,000)	3,000,000	3,160,000	160,000	(3,160,000)	(0.33)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—	—
Total Portfolio Company Investments	41,710,220	18,362,943	(23,347,277)	41,413,767	34,745,757	(6,668,010)	(16,679,267)	(1.73)
Funds held in escrow from sale of investment	97,117	82,625	(14,492)	704,101	688,082	(16,019)	1,527	*
Total Portfolio Company Financial Assets	$41,807,337	$18,445,568	$(23,361,769)	$42,117,868	$35,433,839	$(6,684,029)	$(16,677,740)	$(1.73)

* Per share amount less than $0.01 per share.

(1) Per share amounts based on weighted-average shares outstanding of 9,662,804 during the six months ended June 30,  2016.

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

Net Decrease in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the six months ended June 30, 2016 was $17,645,631, which included a net increase in unrealized depreciation of $16,677,740 during such period, compared to a net decrease in our net assets resulting from operations for the six months ended June 30, 2015 of $2,415,032, which included a net realized loss of $1,162,132 and a net increase in unrealized appreciation of $439,267 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $1.83 for the six months ended June 30, 2016, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.25 per common share for the six months ended June 30, 2015. The weighted average common shares outstanding for the six months ended June 30, 2016 and 2015 were 9,662,804 and 9,786,270, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2016, we had cash and cash equivalents of approximately $12.9 million as compared to approximately $13.7 million as of December 31, 2015. The decrease of approximately $0.8 million in cash and cash equivalents during the six months ended June 30, 2016 was primarily the result of: (i) our investments in Harvest Power and BrightSource of $244,039 and $30,459, respectively, (ii) the repurchase of our common stock of $73,393, and (iii) the net cash used in operating activities of approximately $1.0 million; partially offset by the release and receipt of approximately $0.6 million from the Xtime escrow during the six months ended June 30, 2016.

As of June 30, 2016, we had no indebtedness and total accounts payable and accrued expenses of $189,163. As of December 31, 2015, we had no indebtedness and total accounts payable and accrued expenses of $247,732.

Capital Raising

As of June 30, 2016, we had 9,646,841 shares of our common stock issued and outstanding.

We do not currently intend to raise additional common equity capital in the foreseeable future.

Regulatory Compliance

Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not necessarily result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. We satisfied the diversification requirement as of June 30, 2016. A more detailed description of our RIC status is located in Item 1. — Business - Material U.S. Federal Income Tax Considerations of our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC.

Distributions

Distribution Policy

We generally pay distributions to our stockholders out of assets legally available for distribution, as determined by our Board of Directors, with the intention of distributing 100% of our net realized capital gains annually.

On March 25, 2016, our Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by our Board of Directors in its discretion. Based on our Board of Directors’ change to our investment objective to preserve capital and maximize stockholder value and resolution to monetize our portfolio holdings at the earliest practicable date, we will no longer pay regular quarterly distributions to our stockholders. Our Board of Directors may amend or terminate the distribution policy at any time.

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

Dividend History

We did not declare any distributions to stockholders during the six months ended June 30, 2016. The following table summarizes our distributions declared for the years ended 2015, 2014, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital
March 26, 2015	September 11, 2015	September 25, 2015	0.15		Return of Capital
March 26, 2015	December 4, 2015	December 18, 2015	0.15		Return of Capital
Total - 2015 Dividends			0.60
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains (2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13
Total – Cumulative			$1.95

(1)	This dividend was paid in cash and shares of our common stock.

(2)	Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2014.

(3)	Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.

(4)	The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.

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

During the six months ended June 30, 2016, we repurchased 29,643 shares of our common stock at an average price of $2.48 per share, including commissions, with a total cost of $73,393. The effect of the repurchased shares on our net asset value per shares was less than $0.01 per share during the six months ended June 30, 2016. The weighted average discount to net asset value per share of the shares repurchased during the six months ended June 30, 2016 was 43%.

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

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2016, we had not entered into any investment agreements, which required us to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to us from the Xtime escrow without any offset for indemnity claims. As of June 30, 2016, Escrowed Funds were fair valued at $82,625. The remaining funds held in the Xtime escrow are expected to be released in November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.

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

As of June 30, 2016, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Portfolio Company Activity

Since June 30, 2016, we have sold 299,999 shares of Tremor Video common stock at an average sale price of $1.94 per share and an aggregate cost basis of $1,999,997 for total net proceeds of $582,613, resulting in net realized losses of $1,417,384.

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

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

Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, our Board of Directors approved the engagement of our Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three and six months ended June 30, 2016, we incurred $150,000 and $300,000, respectively, of Administrator expenses. We did not engage an administrator during the three or six months ended June 30, 2015, and, accordingly, did not incur any administrator expenses during this period. As of June 30, 2016 and December 31, 2015, we had expenses payable to our Administrator of $0 and $51,308, respectively.

Effective December 2, 2015, we engaged the services of our Chief Compliance Officer at a monthly rate of $4,000. For the three and months ended June 30, 2016, we incurred $12,000 and $24,000, respectively, of compliance fees. We reimbursed BDCA Venture Adviser for the allocable portion of compensation of our Chief Compliance Officer during the three and six months ended June 30, 2015, with such expense included in the payment of administrative expenses allocated from our former investment adviser for the period. As of June 30, 2016 and December 31, 2015, we had expenses payable to our Chief Compliance Officer of $4,000 and $4,000, respectively.

Other Transactions with Related Parties

On April 22, 2016, our Board of Directors approved annual fees of $10,000, payable quarterly in advance, to the Chairman of our Board, our Nominating Committee Chairman and our Compensation Committee Chairman, for each of their services as Chairman. We continue to pay an annual fee of $25,000, payable quarterly in advance, to our independent directors for the services provided by them as a director, and annual fees of $10,000, payable quarterly in advance, to our Audit Committee Chairman and lead valuation director, for each of their services as Chairman and lead valuation director, respectively. For the three months ended June 30, 2016 and 2015, we incurred directors fees $31,250 and $25,000, respectively. For the six months ended June 30, 2016 and 2015, we incurred directors fees $55,000 and $56,250, respectively. As of June 30, 2016 and December 31, 2015, we had fees payable to our directors of $7,887 and $0, respectively. A more detailed description of the compensation to our Board of Directors is located in the Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015, which has been filed with the SEC.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. As of June 30, 2016, we had cash and cash equivalents of approximately $12.9 million. We primarily invest our cash on hand in demand deposit accounts, short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of June 30, 2016, we held cash deposits of $12.9 million, pending payment of our operating expenses or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.

During the three months ended June 30, 2016, our demand deposit accounts and money market funds earned an effective annualized interest rate of approximately 0.95%. Assuming no other changes to our holdings of demand deposit accounts and money market funds as of June 30, 2016, a one percentage point change in the underlying interest rate payable on our demand deposit accounts and money market funds as of June 30, 2016 would not have a material effect on the amount of interest income earned from our demand deposit accounts and money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of June 30, 2016, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

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

Item 4. Controls and Procedures

As of June 30, 2016 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first and second quarters of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

Item 1A. Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the "Risk Factors" discussed in our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC. There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the quarter ended June 30, 2016. Details of the monthly share repurchases under our stock repurchase program during the quarter ended June 30, 2016 are set forth below:

Period	Total Number of Shares Repurchased (1)	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Cost of Shares Purchased as Part of the Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (2)
April 2016	18,208	$49,775	$2.65	25,216	$63,383	$1,936,617
May 2016	3,083	7,103	2.30	28,299	70,486	1,929,514
June 2016	1,344	2,907	2.16	29,643	73,393	1,926,607
Total	23,235	$59,785	$2.57	29,643	$73,393	$1,926,607

(1)	Since the authorization of our stock repurchase program on November 10, 2015 through June 30, 2016, we have repurchased a total of 29,643 shares of our common stock at an average price of $2.48 per share, including commissions, with a total cost of $73,393.

(2)	On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, our Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increase the size of the program from $1 million to $2 million. On May 9, 2016, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire on November 10, 2016.

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

Dated: August 12, 2016		CROSSROADS CAPITAL, INC.
	By:	/s/ Ben H. Harris J.D.
Ben H. Harris J.D. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David M. Hadani
David M. Hadani Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

