Form 10-Q
period 2016-09-30
CROSSROADS CAPITAL, INC.
filed 2016-11-10
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 10, 2016 was 9,563,130.

PART I

Item 1. Financial Statements.

Crossroads Capital, Inc.

Statements of Assets and Liabilities

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $34,412,959 and $35,413,770, respectively)	$12,001,381	$27,507,759
Publicly-traded portfolio companies (Cost: $0 and $1,999,997, respectively)	—	617,998
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $4,000,000 and $4,000,000, respectively)	5,465,000	6,620,000
Total, investments in portfolio company securities at fair value (Cost: $38,412,959 and $41,413,767, respectively)	17,466,381	34,745,757

Cash and cash equivalents	12,959,770	13,655,862
Funds held in escrow from sale of investment at fair value (Cost: $97,117 and $704,101, respectively)	83,485	688,082
Prepaid expenses and other assets	137,250	73,090
Total assets	$30,646,886	$49,162,791

Liabilities
Due to related parties	$54,000	$125,157
Accounts payable	54,637	122,555
Accrued expenses and other liabilities	15,020	20
Total liabilities	$123,657	$247,732

Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,563,130 and 9,676,484 issued and outstanding, respectively	$9,563	$9,676
Additional paid-in capital	56,511,394	56,746,858
Accumulated net investment loss	(1,263,980)	—
Accumulated net realized loss	(3,773,537)	(1,157,446)
Net unrealized depreciation on investments and funds held in escrow from sale of investment	(20,960,211)	(6,684,029)
Total net assets	$30,523,229	$48,915,059
Total liabilities and net assets	$30,646,886	$49,162,791
Net asset value per share	$3.19	$5.06

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$12,190	$10,139	$34,145	$29,344
Interest and dividends from cash and cash equivalents	30,954	482	94,211	2,681
Total investment income	43,144	10,621	128,356	32,025

Operating expenses:
Professional fees	92,692	91,384	637,074	727,134
Administrator fees	149,543	—	468,990	—
Directors fees	31,250	48,750	86,250	105,000
Chief compliance officer fees	12,000	—	36,000	—
Stock transfer agent fees	9,727	11,761	35,090	39,636
Marketing and advertising expenses	1,850	4,950	7,617	14,850
Custody fees	1,500	1,500	4,500	4,500
Postage and fulfillment expenses	39	16,447	1,226	33,713
Travel expenses	674	1,013	2,509	17,118
Public and investor relations expenses	—	21,731	—	135,733
Printing and production expenses	—	39	—	20,517
Base management fees	—	321,813	—	1,027,442
Incentive fees	—	(1,067,236)	—	(1,211,809)
Administrative expenses allocated from investment adviser	—	110,713	—	354,236
General and administrative expenses	39,958	43,543	113,080	155,952
Total operating expenses	339,233	(393,592)	1,392,336	1,424,022
Waived or reimbursed expenses from investment adviser (see Note 4)	—	68,221	—	(35,822)
Net operating expenses	339,233	(325,371)	1,392,336	1,388,200
Net investment income (loss)	(296,089)	335,992	(1,263,980)	(1,356,175)

Net realized (loss) gain:
Unaffiliated investments	(2,616,091)	—	(2,616,091)	(1,162,132)
Total net realized (loss) gain	(2,616,091)	—	(2,616,091)	(1,162,132)

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	2,255,698	(4,932,009)	(13,123,569)	(4,304,052)
Non-controlled affiliated investments	145,000	(410,000)	(1,155,000)	(610,000)
Funds held in escrow from sale of investment	860	5,830	2,387	17,140
Total net change in unrealized appreciation (depreciation)	2,401,558	(5,336,179)	(14,276,182)	(4,896,912)

Net decrease in net assets resulting from operations	$(510,622)	$(5,000,187)	$(18,156,253)	$(7,415,219)

Net investment income (loss) per common share outstanding (basic and diluted)	$(0.03)	$0.03	$(0.13)	$(0.14)
Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.05)	$(0.51)	$(1.88)	$(0.76)
Weighted average common shares outstanding (basic and diluted)	9,623,851	9,709,456	9,649,725	9,760,384

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain (Accumulated Net Realized Loss)	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$(2,130,443)	$—	$2,367,670	$66,833,537
Net decrease in net assets from operations	—	—	—	(1,289,995)	(1,157,446)	(9,051,699)	(11,499,140)
Distributions to stockholders as a return of capital	—	—	(5,836,870)	—	—	—	(5,836,870)
Repurchase and retirement of common stock at cost	(117,510)	(118)	(582,350)	—	—	—	(582,468)
Reclassification of permanent book to tax differences	—	—	(3,420,438)	3,420,438	—	—	—
Balance, December 31, 2015 (2)	9,676,484	$9,676	$56,746,858	$—	$(1,157,446)	$(6,684,029)	$48,915,059
Net decrease in net assets from operations	—	—	—	(1,263,980)	(2,616,091)	(14,276,182)	(18,156,253)
Repurchase and retirement of common stock at cost	(113,354)	(113)	(235,464)	—	—	—	(235,577)
Balance, September 30, 2016 (Unaudited)	9,563,130	$9,563	$56,511,394	$(1,263,980)	$(3,773,537)	$(20,960,211)	$30,523,229

(1) Common shares issued.

(2) Net assets as of December 31, 2015 and 2014 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(18,156,253)	$(7,415,219)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(274,498)	—
Net proceeds from sales of portfolio company investments	693,359	837,873
Net realized loss (gain) on investments	2,616,091	1,162,132
Net change in unrealized (appreciation) depreciation on investments	14,278,569	4,914,052
Net change in unrealized (appreciation) depreciation on funds held in escrow from sale of investment	(2,387)	(17,140)
Increase in investment balance cost basis due to payment-in-kind interest	(34,145)	(29,344)
Changes in operating assets and liabilities:
Decrease in receivable from funds held in escrow from sale of investment	606,984	105,210
Increase in prepaid expenses and other assets	(64,160)	(17,785)
Increase in amounts due from investment adviser	—	(35,822)
Decrease in base management fees payable	—	(32,820)
Decrease in earned incentive fees payable	—	(635,241)
Decrease in accrued incentive fees	—	(1,211,808)
Decrease in administrative expenses payable	—	(3,331)
Decrease in amounts due to related parties	(71,157)	(61,482)
Increase (decrease) in accounts payable	(67,918)	25,646
Increase (decrease) in accrued expenses and other liabilities	15,000	(20,607)
Net cash used in operating activities	(460,515)	(2,435,686)

Cash flows from financing activities:
Repurchase of common stock	(235,577)	(582,468)
Cash distributions to stockholders	—	(8,263,414)
Net cash used in financing activities	(235,577)	(8,845,882)

Net decrease in cash and cash equivalents	(696,092)	(11,281,568)
Cash and cash equivalents, beginning of period	13,655,862	27,437,568
Cash and cash equivalents, end of period	$12,959,770	$16,156,000

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Schedule of Investments

September 30, 2016

(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$245,000	0.80%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	—	—%
	Solar Thermal Energy	Series 1A Preferred Stock	2,134,523	635,065	—	—%
		Series 1 Convertible Preferred Stock	108,136	505,864	—	—%
		Subordinated Convertible Bridge Notes (4) (5) Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/31/2017	$288,374	288,374	40,000	0.13%
		Subordinated Secured Notes (4) (5) Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/31/2017	$132,153	132,153	58,340	0.19%
		Senior Secured Notes (4) (5) Original principal $30,459; PIK interest 11.5%, compounded annually; mature 3/31/2017	$31,764	31,764	93,041	0.30%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	775,000	2.54%
	Waste Management	Series B Convertible Preferred Stock	648,566	1,899,132	535,000	1.75%
Suniva, Inc.	Norcross, GA	Class A Common Stock	2,844	1,244,834	170,000	0.57%
	Solar Photovoltaic Cells
Agilyx Corporation	Beaverton, OR	Common Stock	16	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	2,700,000	8.85%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,255,000	10.66%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	475,000	1.56%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	450,000	1.47%
Mode Media Corporation(6)	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	—	—%
	Social Media
Deem, Inc.	San Francisco, CA	Common Stock	46,461	3,000,000	—	—%
	E-commerce Network
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,205,000	10.50%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$34,412,959	$12,001,381	39.32%

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Schedule of Investments

September 30, 2016

(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$5,465,000	17.90%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$5,465,000	17.90%

Total - Investments in Portfolio Company Securities (7)				$38,412,959	$17,466,381	57.22%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$17,466,381	57.22%
Cash and cash equivalents
Demand deposit accounts	12,717,917	41.67%
Money market funds consisting of 12,782 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	12,782	0.04%
Other cash and cash equivalents	229,071	0.75%
Funds held in escrow from sale of investment at fair value	83,485	0.28%
Prepaid expenses and other assets	137,250	0.45%
Less: Total liabilities	(123,657)	(0.41)%
Net Assets	$30,523,229	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.
(2)	All investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the "Securities Act") or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of September 30, 2016. As of September 30, 2016, restricted securities held by the Company comprised approximately 57% of the Company's net assets.
(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.
(4)	Investment is income producing.
(5)	Investment is a payment-in-kind ("PIK") note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of September 30, 2016, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.
(6)	Mode Media Corporation ceased operations on September 15, 2016.
(7)	As of September 30, 2016, approximately 99% of the Company's total assets were qualifying investments under Section 55(a) of the 1940 Act.

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

September 30, 2016

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

On March 25, 2016, the Board resolved to monetize the Company’s portfolio holdings at the earliest practicable date and on May 3, 2016, approved a Plan of Liquidation (the “Plan”) pursuant to which the Company plans to convert into a liquidating trust with the sole purpose of liquidating the Company’s assets and distributing the proceeds to the Company’s stockholders. The Plan is subject to the approval of the stockholders, which the Board intends to seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2016, which was subsequently amended on June 27, 2016. The Board has not yet set the date for the special meeting. Prior to its approval by the stockholders and conversion into the liquidating trust, the Board reserves the right to consider additional strategic alternatives.

On August 24, 2016, as part of this strategy to liquidate the Company, the Company announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm, to assist it in identifying prospective buyers for its portfolio investments.

The Board cannot estimate the expected value that the liquidating trust could receive from the monetization of the Company’s portfolio investments or the expected proceeds, if any, from the sale of the Company’s investments and it is possible that the final liquidation value or the proceeds received in a secondary market sale of the Company’s portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event.

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

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

Valuation of Investments

The Company’s investments consist of securities issued by private or publicly traded companies consisting of preferred stock, common stock, convertible notes, secured notes and warrants to purchase preferred stock which are included on the Company's Schedule of Investments.

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

September 30, 2016

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

For the September 30, 2016 valuation of the Company’s portfolio investments that are not publicly traded, the Administrator assisted the Board in its determination of the value of each of the investments in the Company’s portfolio and no independent valuation firm was engaged for the quarterly valuation process.

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

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company's capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company may use an option pricing model or another appropriate method to allocate value to each equity and equity-linked security.

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

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $12,190 and $10,139 during the three months ended September 30, 2016 and 2015, respectively. The Company recorded PIK interest income of $34,144 and $29,344 during the nine months ended September 30, 2016 and 2015, respectively. See "Income Taxes" below.

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

September 30, 2016

(Unaudited)

Income Taxes

Effective January 1, 2010, the Company elected to be treated for tax purposes as a RIC under the Code. To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its "investment company taxable income" as defined in the Code.

Due to the Company's limited number of investments, it closely monitors its asset composition in order to continue to satisfy the asset diversification test and maintain its status as a RIC. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not necessarily result in the Company's loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of the Company's assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% Threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% Threshold. The Company satisfied the diversification requirement as of September 30, 2016.

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

September 30, 2016

(Unaudited)

Note 3 - Portfolio Investments and Fair Value

The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$27,627,276	$16,655,000	94.90%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	450,000	2.56%	—	420,000	1.19%
Common Stock	10,333,392	170,000	0.97%	6,088,558	80,000	0.23%
Convertible Notes	288,374	40,000	0.23%	265,929	530,000	1.50%
Secured Notes	163,917	151,381	0.86%	121,759	121,759	0.34%
Subtotal - Privately Held Portfolio Companies	38,412,959	17,466,381	99.52%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	—	—	—%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	38,412,959	17,466,381	99.52%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	97,117	83,485	0.48%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$38,510,076	$17,549,866	100.00%	$42,117,868	$35,433,839	100.00%

Fair Value of Investments

The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of September 30, 2016 and December 31, 2015:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2016
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$16,655,000	$16,655,000
Preferred Stock Warrants	—	—	450,000	450,000
Common Stock	—	—	170,000	170,000
Convertible Notes	—	—	40,000	40,000
Secured Notes	—	—	151,381	151,381
Cash Equivalents:
Money Market Funds	12,782	—	—	12,782
Funds Held in Escrow From Sale of Investment	—	—	83,485	83,485
Total	$12,782	$—	$17,549,866	$17,562,648

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

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

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Convertible Notes	Level 3 Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	244,039	—	—	22,445	42,159	(606,984)	(298,342)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(3,515,000)	—	3,515,000	—	—	—	—
Gross transfers out of Level 3 to Level 1 (2)	—	—	(181,990)	—	—	—	(181,990)
Total net realized gains (losses) and net change in unrealized appreciation (depreciation)	(13,050,039)	30,000	(3,243,010)	(512,445)	(12,537)	2,387	(16,785,644)
Fair Value as of September 30, 2016	$16,655,000	$450,000	$170,000	$40,000	$151,381	$83,485	$17,549,866

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of September 30, 2016	$(13,050,039)	$30,000	$(3,243,010)	$(512,445)	$(12,537)	$2,387	$(16,785,644)

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

During the nine months ended September 30, 2016, the transfers out of Level 3 to Level 1 were the result of the exchange of a portion the Company’s shares of Series F preferred stock and Series D preferred stock held in Suniva, Inc. for shares of Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange-listed company ("SFCE") common stock.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

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

Portfolio Company Investment Activity

The Company had the following portfolio company activity during the nine months ended September 30, 2016:

•	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with SFCE. As a result, the Company’s 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The shares of SFCE common stock were subject to a lockup period which expired in February 2016.

•	On January 15, 2016, $606,984 was released to the Company from the Xtime escrow without any offset for indemnity claims.

•	On January 20, 2016, the Board of Directors approved and, on January 25, 2016, the Company signed an indication of interest to purchase additional Series B preferred stock in Harvest Power as part of an extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, the Company purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as the Company’s existing Series B preferred stock, with the exception that all of the Company’s Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. The Company did not elect to purchase any Series B-1 preferred shares in this offering.

•	On May 17, 2016, the Company completed an investment of $30,459 in BrightSource Energy as part of a rights offering of senior secured promissory notes to certain holders of BrightSource Energy preferred stock and its promissory notes. Since the Company purchased its pro rata portion in the debt financing, 52,357 shares of Series 1A non-convertible preferred stock were automatically exchanged for 52,357 shares of Series 1 convertible preferred stock. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes and the convertible bridge notes previously issued by BrightSource Energy (including those held by the Company) was extended to March 31, 2017.

•	In July and August 2016, the Company sold its remaining position in Tremor Video, selling 299,999 shares of Tremor Video common stock in open market transactions for total net proceeds of $582,613, resulting in a net realized loss of $1,417,384.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

•	In August 2016, the Company completed the disposition of its entire position in SFCE, selling 820,686 shares of SFCE common stock in open market transactions for total net proceeds of $110,746, resulting in a net realized loss of $1,198,707.

•	On August 9, 2016, Deem completed an initial closing of its Series CC-1 Preferred Stock financing (the "Series CC-1 Financing"). The Company did not participate in this offering. Pursuant to the Series CC-1 Financing, each share of outstanding preferred stock was automatically converted into common stock (the "Conversion") and a 20-for-one reverse stock split was effected on all outstanding shares of common stock (the "Reverse Split"). As a result of the Conversion and Reverse Split, the Company's 929,212 shares of Series AA-1 Convertible Preferred Stock were exchanged into 46,461 shares of Common Stock.

•	On September 15, 2016, Mode Media ceased operations and subsequently announced board approval of the assignment of substantially all the assets of Mode Media to its liquidating agent, Sherwood Partners, Inc., of Mountain View, CA.

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the tables set forth below provide quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below tables are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the tables below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of September 30, 2016 and December 31, 2015, respectively. Significant changes in the inputs in isolation could result in a significant change in the fair value measurement, depending on the input and the materiality of the investment:

	September 30, 2016
Investment Type	Fair Value	Valuation Techniques / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company	$16,655,000	Comparable public	Revenue multiple	0.7	to	4.6	2.9
Investments: Preferred Stock		companies	EBITDA multiple	8.6	to	9.8	9.6
			Discount for lack of marketability	9%	to	29%	14%
Level 3 Portfolio Company	$450,000	Comparable public	Revenue multiple	1.7	to	1.8	1.7
Investments: Preferred Stock Warrants		companies	Discount for lack of marketability	6%	to	6%	6%
Level 3 Portfolio Company	$170,000	Comparable public	Revenue multiple	0.7	to	3.0	3.0
Investments: Common Stock		companies	Discount for lack of marketability	11%	to	32%	11%

Level 3 Portfolio Company	$191,381	Comparable public	Revenue multiple	0.7	to	0.7	0.7
Investments: Convertible Notes and Secured Notes		companies	Discount for lack of marketability	15%	to	15%	15%
Level 3 Funds Held in Escrow	$83,485	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
From Sale of Investment			Deferred payment discount	10%	to	10%	10%

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

Additional inputs that may be used in an option pricing model when applicable include the volatility of equity in comparable public companies, the risk free interest rate and the estimated time to exit. The significant unobservable input used in an option pricing model for valuing certain of the Company’s portfolio company investments in convertible preferred stock, common stock and preferred and common stock warrants for which market quotations are not readily available is the volatility of equity in comparable public companies. A change in the assumption used for equity volatility may indicate a directionally similar change in the fair value of the convertible preferred stock, common stock and preferred and common stock warrant investments.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

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

(2) Weighted average based on fair value as of September 30, 2016.

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

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

Additional inputs that may be used in an option pricing model when applicable include the volatility of equity in comparable public companies, the risk free interest rate and the estimated time to exit. The significant unobservable input used in an option pricing model for valuing certain of the Company’s portfolio company investments in convertible preferred stock, common stock and preferred and common stock warrants for which market quotations are not readily available is the volatility of equity in comparable public companies. A change in the assumption used for equity volatility may indicate a directionally similar change in the fair value of the convertible preferred stock, common stock and preferred and common stock warrant investments.

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

As of September 30, 2016 and December 31, 2015, 57.3% and 70.8%, respectively, of the Company's gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company's Board of Directors.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2016 and 2015 for: (i) the Company’s portfolio company investments sold during the three and nine months ended September 30, 2016 and 2015 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of September 30, 2016 and 2015.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Tremor Video, Inc.	$(1,417,384)	$1,447,999	$—	$—	$(1,417,384)	$1,381,999	$(1,182,240)	$1,139,004
Shunfeng International Clean Energy Ltd.	(1,198,707)	1,202,581	—	—	(1,198,707)	1,127,463	—	—
Xtime, Inc.	—	—	—	—	—	—	13,930	—
Millennial Media, Inc.	—	—	—	—	—	—	6,178	—
Subtotal - Portfolio Company Investments Sold During Period	(2,616,091)	2,650,580	—	—	(2,616,091)	2,509,462	(1,162,132)	1,139,004
Portfolio Company Investments Held at End of Period	—	(249,882)	—	(5,342,009)	—	(16,788,031)	—	(6,053,056)
Total Portfolio Company Investments	(2,616,091)	2,400,698	—	(5,342,009)	(2,616,091)	(14,278,569)	(1,162,132)	(4,914,052)
Funds Held in Escrow from Sale of Investment	—	860	—	5,830	—	2,387	—	17,140
Total Portfolio Company Financial Assets	$(2,616,091)	$2,401,558	$—	$(5,336,179)	$(2,616,091)	$(14,276,182)	$(1,162,132)	$(4,896,912)

See the accompanying schedule of investments for the fair value of the Company’s portfolio company investments. The methodology for the determination of the fair value of the Company’s portfolio company investments is discussed in Note 2 - Summary of Significant Accounting Policies.

Note 4 - Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, the Company’s Board of Directors approved the engagement of the Administrator to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three and nine months ended September 30, 2016, the Company incurred $150,000 and $450,000 of expenses related to the Administrator, respectively. The Company did not engage an administrator during the three or nine months ended September 30, 2015, and, accordingly, did not incur any administrator expenses during this period. As of September 30, 2016 and December 31, 2015, the Company had expenses payable to the Administrator of $50,000 and $51,308, respectively.

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

Effective December 2, 2015, the Company engaged the services of its Chief Compliance Officer at a monthly rate of $4,000. For the three and nine months ended September 30, 2016, the Company incurred $12,000 and $36,000 of compliance fees, respectively. The Company reimbursed BDCA Venture Adviser for the allocable portion of compensation of its Chief Compliance Officer during the three and nine months ended September 30, 2015, with such expense included in the payment of administrative expenses allocated from BDCA Venture Adviser for the period. As of September 30, 2016 and December 31, 2015, the Company had expenses payable to its Chief Compliance Officer of $4,000 and $4,000, respectively.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

On November 10, 2015, the Company’s Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. For the three and nine months ended September 30, 2016, the Company incurred $0 and $19,447 of expenses, respectively, related to US Bancorp. The Company did not engage US Bancorp during the three or nine months ended September 30, 2015, and, accordingly, did not incur any expenses related to US Bancorp during this period. As of September 30, 2016 and December 31, 2015, the Company had expenses payable to US Bancorp of $18,990 and $11,114, respectively.

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

The base management fee (the "Base Fee") was calculated at an annual rate of 2% of the Company’s gross assets, where gross assets include any borrowings for investment purposes. The Base Fee was calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter and adjusted for any equity capital raises or repurchases during the current calendar quarter. The Company paid the Base Fee through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. During the three and nine months ended September 30, 2015, the Company incurred Base Fees of $321,813 and $1,027,442, respectively. The Investment Advisory Agreement was not in effect during the nine months ended September 30, 2016.

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

BDCA Venture Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to BDCA Venture Adviser as of December 31, 2014 and was paid by the Company in March 2015. BDCA Venture Adviser did not earn any incentive fees during the nine months ended September 30, 2015. The Investment Advisory Agreement was not in effect during the nine months ended September 30, 2016.

For accounting purposes only, the Company was required under U.S. GAAP to accrue a theoretical incentive fee based upon unrealized appreciation at the end of each period while the Investment Advisory Agreement was in effect. The accrual of this theoretical incentive fee assumed all unrealized balances were realized in order to reflect an incentive fee that would theoretically have been payable to BDCA Venture Adviser. During the three and nine months ended September 30, 2015, the Company recorded a reduction of theoretical incentive fees of $1,067,236 and $1,211,809, respectively. The Investment Advisory Agreement was not in effect during the nine months ended September 30, 2016.

The Company also reimbursed BDCA Venture Adviser for the allocable portion of overhead and other expenses incurred by BDCA Venture Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The Company reimbursed BDCA Venture Adviser for allocable administrative expenses through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. During the three and nine months ended September 30, 2015, the Company incurred $110,713 and $354,236, respectively, of administrative expenses allocated from BDCA Venture Adviser. The Investment Advisory Agreement was not in effect during the nine months ended September 30, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

For accounting purposes, during the three and nine months ended September 30, 2015, the Company recorded quarterly amounts due from BDCA Venture Adviser, representing the amount by which its Adjusted Operating Expenses for the period exceeded the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for such period. During the three months ended September 30, 2015, the Company recorded a reduction of expenses waived or reimbursed from BDCA Venture Adviser of $68,221. During the nine months ended September 30, 2015, the Company recorded expenses waived or reimbursed from BDCA Venture Adviser of $35,822. During the three and nine months ended September 30, 2015, the Company incurred $45,052 and $447,567, respectively, of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold. No such agreement existed during the nine months ended September 30, 2016.

Services Provided by Related Parties

RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, previously provided the Company with legal services, website design and maintenance, and investor relations services. For the three months ended September 30, 2015, the Company incurred $578 of website design and maintenance and $4,005 of investor relations services provided by RCS Advisory. For the nine months ended September 30, 2015, the Company incurred $1,755 of legal services, $1,733 of website design and maintenance and $17,955 of investor relations services provided by RCS Advisory. RCS Advisory no longer provides the Company with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

Joint Liability Insurance Agreement

For the policy year ended August 28, 2016, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium was allocated to and paid by BDCA Venture Adviser pursuant to a joint liability insurance agreement with BDCA Venture Adviser which allocated the premium cost of the Company's directors and officers liability insurance policy and the Company's excess coverage policy between the Company and BDCA Venture Adviser.

On August 28, 2016, the Company renewed its directors and officers liability insurance policy and its excess liability policy for another policy year ending August 28, 2017 but no portion of the premium was paid by, or reimbursed by, BDCA Venture Adviser. The Company also acquired an additional excess liability policy. The continuing directors and officers policy covers the Company's directors, officers, and other specified parties, insures the Company against loss that it may be required or permitted to pay as indemnities of the Company's directors and officers, and insures the Company for certain securities claims. The two excess liability policies provide for excess coverage to the Company's officers and directors in the case of non-indemnifiable claims. To the extent the officers, managers and employees of BDCA Venture Adviser bring a contractual claim for indemnification against the Company pursuant to the former Investment Advisory Agreement, the directors and officers liability insurance policy and one of the two excess liability policies would cover such claims.

Other Transactions with Related Parties

On April 22, 2016, the Board approved annual fees of $10,000, payable quarterly in advance, to the Chairman of the Board, the Nominating Committee Chairman and the Compensation Committee Chairman, for each of their services as Chairman. The Company continues to pay an annual fee of $25,000, payable quarterly in advance, to its independent directors for the services provided by them as a director, and annual fees of $10,000, payable quarterly in advance, to the Audit Committee Chairman and lead valuation director, for each of their services as Chairman and lead valuation director, respectively. For the three months ended September 30, 2016 and 2015, the Company incurred directors fees of $31,250 and $48,750, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred directors fees of $86,250 and $105,000, respectively. The Company did not have any fees payable to its directors as of September 30, 2016 and December 31, 2015. A more detailed description of the Company’s compensation to its Board of Directors is located in the Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015, which has been filed with the SEC.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

Note 5 – Equity Offerings and Related Costs

The Company did not issue any new shares of its common stock during the nine months ended September 30, 2016.

Note 6 – Stock Repurchases

On November 10, 2015, the Board authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, the Board approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. On May 9, 2016, the Board authorized an extension of the Company’s stock repurchase program for an additional six months to expire on November 10, 2016. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. See Note 13 – Subsequent Events.

During the nine months ended September 30, 2016, the Company repurchased 113,354 shares of its common stock at an average price of $2.08 per share, including commissions, with a total cost of $235,577. The Company retired all 113,354 shares of its repurchased common stock during the nine months ended September 30, 2016, with $113 of the total cost of the retired shares charged to common stock and $235,464 charged to additional paid-in capital. The Company’s net asset value per share increased by $0.02 per share as a result of the repurchased shares during the nine months ended September 30, 2016. The weighted average discount to net asset value per share of the shares repurchased during the nine months ended September 30, 2016 was 41%.

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

The Company did not declare any distributions to stockholders during the nine months ended September 30, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

Note 8 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2016, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

On October 15, 2015, Suniva completed a stock-for-stock merger transaction with SFCE. Pursuant to the merger agreement, Suniva and its shareholders, including the Company, are required to indemnify SFCE for certain breaches of warranties and representations made to SFCE, subject to a cap of approximately 12.5% of the merger consideration received by the Company. Any damages payable by the Company would be settled through an adjustment to the number of shares of common stock in the surviving company held by the Company and/or SFCE.

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to the Company from the Xtime escrow without any offset for indemnity claims. The remaining Escrowed Funds are anticipated to be released in November 2017, net of settlement of any indemnity claims. As of September 30, 2016, the Escrowed Funds were fair valued at $83,485. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company’s fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

The Company maintains a directors and officers liability insurance policy and two excess liability policies, which provide liability insurance coverage for its officers, directors and other specified parties. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

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

As of September 30, 2016, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business, including the enforcement of its rights under contracts with its portfolio companies.

Note 9 – Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net (decrease) increase in net assets resulting from operations	$(510,622)	$(5,000,187)	$(18,156,253)	$(7,415,219)
Basic and diluted weighted-average shares outstanding	9,623,851	9,709,456	9,649,725	9,760,384
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.05)	$(0.51)	$(1.88)	$(0.76)

During the three and nine months ended September 30, 2016 and 2015, the Company had no dilutive securities outstanding.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

Note 10 – Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Per common share data
Net asset value, beginning of period	$5.06	$6.82

Net investment loss (1)(2)	(0.13)	(0.14)
Net realized loss on investments (1)	(0.27)	(0.12)
Net increase (decrease) in unrealized appreciation (depreciation) on investments and funds held in escrow from sale of investment (1)	(1.48)	(0.50)
Net decrease in net assets resulting from operations	(1.88)	(0.76)

Stockholder distributions:
Stockholder distributions as a return of capital	—	(0.45)
Net decrease in net assets resulting from stockholder distributions	—	(0.45)

Capital stock transactions:
Repurchases of common stock (3)	0.01	0.02
Net increase in net assets from capital stock transactions	0.01	0.02

Net asset value, end of period	$3.19	$5.63

Ratios and supplemental data:
Per share market price, end of period	$1.81	$4.69
Total return based on change in net asset value (4)	(36.86)%	(11.66)%
Total return based on stock price (5)	(43.61)%	4.96%
Common shares outstanding, end of period	9,563,130	9,676,484
Weighted average common shares outstanding during period	9,649,725	9,760,384
Net assets, end of period	$30,523,229	$54,450,450
Ratio of operating expenses to average net assets (6)	4.89%	3.71%
Ratio of net investment loss to average net assets (6)	(4.44)%	(2.92)%
Portfolio turnover (7)	1.83%	1.35%

(1)	Based on weighted average shares outstanding during the period.

(2)	For the nine months ended September 30, 2015, net investment loss per share excluding expenses waived or reimbursed from BDCA Venture Adviser was $0.14. No such agreement existed during the nine months ended September 30, 2016.

(3)	Represents the increase in net asset value per share attributable to repurchases of common stock during the period. The increase in net asset value per share attributable to repurchases of common stock for the nine months ended September 30, 2016 was $0.02 per share. However, for purposes of this presentation, the per share amount attributable to purchases of common stock was decreased by $0.01 per share to a total of $0.01 per share to reconcile the change in net asset value per share to the other per share information presented.

(4)	Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. The total return has not been annualized.

(5)	Total return based on stock price is calculated based on the change in the market price of the Company’s shares taking into account distributions reinvested in accordance with the Company’s dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. The total return has not been annualized.

(6)	Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. However, for the nine months ended September 30, 2015, incentive fees payable to the Company’s former investment adviser were not annualized for purposes of calculating the operating expense ratios. The ratio of non-annualized incentive fees to average net assets was (1.95%) for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the ratios of operating expenses and net investment loss to average net assets excluding expenses waived or reimbursed from BDCA Venture Adviser were 3.79% and (2.99%), respectively. No such agreement existed during the nine months ended September 30, 2016. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

(7)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

The net unrealized appreciation (depreciation) and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$38,412,959	$41,413,767
Funds held in escrow from sale of investment	97,117	704,101
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$38,510,076	$42,117,868

Gross unrealized appreciation on portfolio company investments	$1,731,277	$6,912,217
Gross unrealized depreciation on portfolio company investments	(22,677,856)	(13,580,227)
Gross unrealized depreciation on funds held in escrow from sale of investment	(13,632)	(16,019)
Net unrealized appreciation (depreciation) of portfolio company financial assets	$(20,960,211)	$(6,684,029)

(1)	Includes cumulative PIK interest accreted to principal.

As of September 30, 2016 and December 31, 2015, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of September 30, 2016 and December 31, 2015, the Company had capital loss carryforwards of $3,773,537 and $1,157,147, respectively, for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2013, 2014 and 2015 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2013, 2014 and 2015 state tax years for the Company remain subject to examination by the Colorado Department of Revenue. The 2015 state tax year for the Company remains subject to examination by the New York Department of Revenue and the Nebraska Department of Revenue.

As of September 30, 2016 and December 31, 2015, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the nine months ended September 30, 2016 and the year ended December 31, 2015.

Note 12 – Investments in and Advances to Affiliates

As of September 30, 2016, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. During the nine months ended September 30, 2016, the Company made no advances to this affiliate. The following is a schedule of the Company’s investments in this affiliate for the nine months ended September 30, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

			Nine Months Ended September 30, 2016
Portfolio Company	Investment Description	Number of Shares / Warrants	Amount of Interest and Dividends Credited to Income (1)	December 31, 2015 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2016 Fair Value
Non-controlled, Affiliated Investments
Metabolon, Inc.	Series D Convertible Preferred Stock	2,229,021	$—	$6,620,000	$—	$(1,155,000)	$5,465,000
Total – Non-controlled, Affiliated Investments			$—	$6,620,000	$—	$(1,155,000)	$5,465,000

(1)	Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.
(2)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.
(3)	Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

Note 13 – Subsequent Events

In preparing these financial statements, the Company has evaluated events after September 30, 2016. Except as set forth below, there were no subsequent events since September 30, 2016 that would require adjustment to or additional disclosure in these financial statements.

Stock Repurchase Program

On November 7, 2016, the Board authorized a further extension of the Company’s stock repurchase program for an additional six months to expire on May 10, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include the timing of an initial public offerings (“IPOs”) or strategic sale/merger by our existing portfolio companies and our ability to achieve attractive returns on our investments. The forward-looking statements contained in this quarterly report on Form 10-Q include statements as to:

•	our future operating results;

•	changes in our investment policies and strategies;

•	our ability to obtain ongoing administrative services from one or more third parties on a cost effective basis;

•	our business prospects and the prospects of our existing portfolio companies;

•	the impact of changes in interest rates on our investments;

•	the impact of a protracted decline in the market for IPOs on our business;

•	the impact of a protracted decline in the capital and/or stock market;

•	our ability to sell our investments;

•	our ability to monetize our portfolio company investments at our fair market values;

•	our ability to implement and complete any plan of liquidation or another strategic alternative;

•	our relationships with the management teams of our existing portfolio companies;

•	the dependence of our future success on the general economy and its impact on the industries in which our existing portfolio companies operate;

•	the ability of our existing portfolio companies to achieve their operating performance objectives, to raise additional debt and equity capital to fund future operations, and to complete an IPO or strategic sale/merger within a reasonable time;

•	our ability to find suitable liquid investments which generate current income that would enable us to offset some of our ongoing operating expenses, including costs that we incur to maintain our status as a public reporting and Nasdaq listed company;

•	our ability to make follow-on investments in our existing portfolio companies in order to maintain or enhance the value of our existing positions;

•	our regulatory structure and tax status, including any changes in laws and regulations;

•	our ability to operate as a BDC and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	our ability to generate realized capital gains from the disposition of our equity investments in existing portfolio companies after they have completed an IPO or in connection with a strategic sale/merger or as part of a privately negotiated transaction;

•	the timing, form and amount of any distributions;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	our ability to recover unrealized losses; and

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder.

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

On March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date and on May 3, 2016, approved a Plan of Liquidation (the “Plan”) pursuant to which we plan to convert into a liquidating trust with the sole purpose of liquidating our assets and distributing the proceeds to our stockholders. The Plan is subject to the approval of our stockholders, which our Board of Directors intends to seek at a special meeting called for the purpose of approving the Plan and certain related matters, including the withdrawal of our election to be regulated as a BDC under the 1940 Act and the delisting of our stock from Nasdaq Capital Market, as detailed in the preliminary proxy statement filed with the SEC on May 5, 2016, which was subsequently amended on June 27, 2016. Our Board of Directors has not yet set a date for the special meeting. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives. See “Investment Objective” below.

On August 24, 2016, as part of this strategy to liquidate the Company, the Company announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm, to assist it in identifying prospective buyers for its portfolio investments.

Our Board of Directors cannot estimate the expected value that the liquidating trust could receive from the monetization of our portfolio investments pursuant to the Plan or the expected proceeds, if any, from the sale of our investments and it is possible that the final liquidation value or the proceeds received in a secondary market sale of our portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event.

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

Investment Objective

On January 20, 2016, our Board of Directors changed our investment objective to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. Subsequent to this change in our investment objective and in recognition that the monetization of our current holdings under our prior policies and investment objective could take three to five years or more and the amounts realized may be less than current fair values, our Board of Directors on March 25, 2016 resolved to monetize our portfolio holdings at the earliest practicable date. On August 24, 2016, we announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm, to assist us in identifying prospective buyers for our portfolio investments.

On May 3, 2016, our Board of Directors approved the Plan, subject to the approval of our stockholders. The monetization of our portfolio investments and the adoption of the Plan, pursuant to which we are focused on the liquidation and sale of our portfolio investments, makes our investment portfolio susceptible to the risk that near-term sales could realize less than current fair values as we actively seek to sell our investments, either individually or in groups, and it is possible that we will experience substantial differences in the exit prices ultimately achieved by the liquidating trust on or the proceeds received in a secondary market sale of our portfolio holdings as compared to the respective current fair values. The prices we ultimately realize may be further impacted by volatility in the financial markets to date in 2016, in particular the market for Initial Public Offerings of previously privately-funded venture capital investments that at least in part require a functioning IPO market to provide liquidity events for venture capital backed enterprises. Our current fair values were determined consistent with our disclosed policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”).

Our Board of Directors believes the implementation of the new policy and the Plan, the monetization of our portfolio holdings at the earliest practicable date and our conversion into a liquidating trust, even with the possibility of achieving significantly lower prices from sales, will maximize stockholder value by substantially limiting estimated future operating expenses and removing the risk of future volatility in the market values of our portfolio holdings.

Our Board of Directors cannot estimate the expected value that the liquidating trust will receive for the monetization of our portfolio investments or the expected proceeds, if any, from the sale of our investments and it is possible that the final liquidation value or the proceeds received in a secondary market sale of our portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives.

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

We had the following portfolio company activity during the nine months ended September 30, 2016.

•	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange company (“SFCE”), and a global integrated energy provider. As a result, our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. Our shares of SFCE common stock were subject to a lockup period which expired in February 2016.

•	On January 15, 2016, $606,984 was released to us from the Xtime escrow without any offset for indemnity claims.

•	On January 20, 2016, our Board of Directors approved and, on January 25, 2016, we signed an indication of interest to purchase additional Series B preferred stock in Harvest Power, Inc. as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, we purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as our existing Series B preferred stock, with the exception that all of our Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. We did not elect to purchase any Series B-1 preferred shares in this offering.

•	On May 17, 2016, we completed an investment of $30,459 in BrightSource Energy as part of a rights offering of senior secured promissory notes to certain holders of BrightSource Energy preferred stock and its outstanding promissory notes. Since we purchased our pro rata portion in the debt financing, 52,357 shares of Series 1A non-convertible preferred stock were automatically exchanged for 52,357 shares of Series 1 convertible preferred stock. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes, which were issued to us in the initial principal amount of $107,977, and the convertible bridge notes, which were issued to us in the initial principal amount of $205,193, was extended to March 31, 2017.

•	In July and August 2016, we sold our remaining position in Tremor Video, selling 299,999 shares of Tremor Video common stock in open market transactions for total net proceeds of $582,613, resulting in a net realized loss of $1,417,384.

•	In August 2016, we completed the disposition of our entire position in SFCE, selling 820,686 shares of SFCE common stock in open market transactions for total net proceeds of $110,746, resulting in a net realized loss of $1,198,707.

•	On August 9, 2016, Deem completed an initial closing of its Series CC-1 Preferred Stock financing (the "Series CC-1 Financing"). We did not participate in this offering. Pursuant to the Series CC-1 Financing, each share of outstanding preferred stock was automatically converted into common stock (the "Conversion") and a 20-for-one reverse stock split was effected on all outstanding shares of common stock (the "Reverse Split"). As a result of the Conversion and Reverse Split, our 929,212 shares of Series AA-1 Convertible Preferred Stock were exchanged into 46,461 shares of Common Stock.

•	On September 15, 2016, Mode Media ceased operations and subsequently announced board approval of the assignment of substantially all the assets of Mode Media to its liquidating agent, Sherwood Partners, Inc., of Mountain View, CA.

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2016 and 2015 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments (“Escrowed Funds”) held at the end of each period:

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Tremor Video, Inc.	$(1,417,384)	$1,447,999	$—	$—	$(1,417,384)	$1,381,999	$(1,182,240)	$1,139,004
Shunfeng International Clean Energy Ltd.	(1,198,707)	1,202,581	—	—	(1,198,707)	1,127,463	—	—
Xtime, Inc.	—	—	—	—	—	—	13,930	—
Millennial Media, Inc.	—	—	—	—	—	—	6,178	—
Subtotal - Portfolio Company Investments Sold During Period	(2,616,091)	2,650,580	—	—	(2,616,091)	2,509,462	(1,162,132)	1,139,004
Portfolio Company Investments Held at End of Period	—	(249,882)	—	(5,342,009)	—	(16,788,031)	—	(6,053,056)
Total Portfolio Company Investments	(2,616,091)	2,400,698	—	(5,342,009)	(2,616,091)	(14,278,569)	(1,162,132)	(4,914,052)
Funds Held in Escrow from Sale of Investment	—	860	—	5,830	—	2,387	—	17,140
Total Portfolio Company Financial Assets	$(2,616,091)	$2,401,558	$—	$(5,336,179)	$(2,616,091)	$(14,276,182)	$(1,162,132)	$(4,896,912)

Portfolio Composition and Potential Exits

The total value of our investments was approximately $17.5 million at September 30, 2016, compared to approximately $34.7 million at December 31, 2015.

The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$27,627,276	$16,655,000	94.90%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	450,000	2.56%	—	420,000	1.19%
Common Stock	10,333,392	170,000	0.97%	6,088,558	80,000	0.23%
Convertible Notes	288,374	40,000	0.23%	265,929	530,000	1.50%
Secured Notes	163,917	151,381	0.86%	121,759	121,759	0.34%
Subtotal - Privately Held Portfolio Companies	38,412,959	17,466,381	99.52%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	—	—	—%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	38,412,959	17,466,381	99.52%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	97,117	83,485	0.48%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$38,510,076	$17,549,866	100.00%	$42,117,868	$35,433,839	100.00%

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

Set forth below are the results of operations for the three months ended September 30, 2016 and 2015.

Comparison of the Three Months Ended September 30, 2016 and 2015

Investment Income

For the three months ended September 30, 2016 and 2015, we earned interest and dividend income from cash and cash equivalents of $30,954 and $482, respectively. During the three months ended September 30, 2016 and 2015, we also earned payment-in-kind (“PIK”) interest totaling $12,190 and $10,139, respectively, on our convertible note and our secured note investments in BrightSource.

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

The following table shows our PIK loan activity for the three months ended September 30, 2016 and 2015, at cost:

	Three Months Ended September 30,
	2016	2015
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$440,102	$366,908
PIK interest accreted to principal during period	12,189	10,139
Ending PIK loan balance (inclusive of PIK interest capitalized)	$452,291	$377,047

We did not make any investments in PIK loans during the three months ended September 30, 2016. As of September 30, 2016, the only notes with PIK interest that we held were issued by BrightSource. As of September 30, 2016, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.

We did not make any investments in PIK loans during the three months ended September 30, 2015.

Operating Expenses

Our primary operating expenses include the payment of fees to our Administrator under the Administrator Consulting Agreement and other operating costs.

The composition of our operating expenses for the three months ended September 30, 2016 and 2015, respectively, were as follows:

	Three Months Ended September 30,
	2016	2015	Increase / Decrease
Operating expenses:
Professional fees	$92,692	$91,384	$1,308
Administrator fees	149,543	—	149,543
Directors fees	31,250	48,750	(17,500)
Chief compliance officer fees	12,000	—	12,000
Stock transfer agent fees	9,727	11,761	(2,034)
Marketing and advertising expenses	1,850	4,950	(3,100)
Custody fees	1,500	1,500	—
Postage and fulfillment expenses	39	16,447	(16,408)
Travel expenses	674	1,013	(339)
Public and investor relations expenses	—	21,731	(21,731)
Printing and production expenses	—	39	(39)
Base management fees	—	321,813	(321,813)
Incentive fees	—	(1,067,236)	1,067,236
Administrative expenses allocated from investment adviser	—	110,713	(110,713)
General and administrative expenses	39,958	43,543	(3,585)
Total operating expenses	339,233	(393,592)	732,825
Waived or reimbursed expenses from investment adviser	—	68,221	(68,221)
Net operating expenses	$339,233	$(325,371)	$664,604

Operating expenses excluding expenses waived or reimbursed from our former investment adviser for the three months ended September 30, 2016 and 2015 were $339,233 and $(393,592), respectively, an increase of $732,825 compared to the prior period.

Professional fees for the three months ended September 30, 2016 and 2015 were $92,692 and $91,384, respectively, an increase of $1,308 compared to the prior period due primarily to increases in accounting consulting fees, partially offset by decreases in audit and legal fees compared to the prior period.

Administrator fees for the three months ended September 30, 2016 and 2015 were $149,543 and $0, respectively, an increase of $149,543 compared to the prior period primarily as a result of the engagement of our Administrator following the termination of our former Investment Advisory Agreement.

Chief compliance officer fees for the three months ended September 30, 2016 and 2015 were $12,000 and $0, respectively, an increase of $12,000 compared to the prior period as a result of the engagement of our Chief Compliance Officer following the termination of our former Investment Advisory Agreement.

Directors fees for the three months ended September 30, 2016 and 2015 were $31,250 and $48,750, respectively, a decrease of $17,500 compared to the prior period due primarily to the payment of directors fees to the incumbent Board of Directors prior to our Annual Meeting during July 2015 and our new Board of Directors in August 2015 following their election at our Annual Meeting, partially offset by an increase in the compensation paid to our Nominating Committee Chairman and Compensation Committee Chairman during the three months ended September 30, 2016.

Public and investor relations expenses for the three months ended September 30, 2016 and 2015 were $0 and $21,731, respectively, a decrease of $21,731 compared to the prior period due primarily to the proxy administrative and solicitation services expenses incurred during the three months ended September 30, 2015 as a result of the contested proxy campaign in connection with our 2015 Annual Meeting of Stockholders (“Annual Meeting”).

Base management fees, accrued incentive fees and administrative expenses allocated from our investment adviser ended in connection with the termination of our former Investment Advisory Agreement in December 2015. Accordingly, for the three months ended September 30, 2016, we did not pay any fees to an investment adviser. For the three months ended September 30, 2015, we incurred base management fees of $321,813 and administrative expenses allocated from BDCA Venture Adviser of $110,713. For the three months ended September 30, 2015, we also recorded a reduction of accrued incentive fees of $1,067,236. No incentive fees were earned for the three months ended September 30, 2015. For the three months ended September 30, 2015, we recorded a reduction in expenses waived or reimbursed from BDCA Venture Adviser in the amount of $68,221, representing the amount by which our Adjusted Operating Expenses (as defined in Note 4 – Related Party Agreements and Transactions) for the three months ended September 30, 2015 were less than $375,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. During the three months ended September 30, 2015, we incurred $45,052 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of our fees under our former Investment Advisory Agreement and other agreements with BDCA Venture Adviser.

Net Investment Income (Loss)

Net investment loss for the three months ended September 30, 2016 was $296,089 compared to net investment income for the three months ended September 30, 2015 of 335,992. The increase of $632,081 in net investment loss for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily attributable to the reduction of accrued incentive fees payable to the investment advisor during the three months ended September 30, 2015 as well as increases in administrator fees during the three months ended September 30, 2016, partially offset by the elimination of base management fees and administrative expenses allocated from the investment adviser in connection with the termination of our former Investment Advisory Agreement and decreases in investor relations expenses and directors fees during the three months ended September 30, 2016, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.03 for the three months ended September 30, 2016 compared to basic and diluted net investment income per common share outstanding of $0.03 for the three months ended September 30, 2015. The weighted average common shares outstanding for the three months ended September 30, 2016 and 2015 were 9,623,851 and 9,709,456, respectively.

Net Realized Gain (Loss)

For the three months ended September 30, 2016 and 2015, net realized loss totaled $2,616,091 and $0, respectively. During the three months ended September 30, 2016, we sold 299,999 shares of Tremor Video common stock and 820,686 shares of SFCE common stock. During the three months ended September 30, 2015, we did not complete any sales of our portfolio company investments.

Net Increase (Decrease) in Unrealized Appreciation (Depreciation)

For the three months ended September 30, 2016, the net decrease in net unrealized depreciation on portfolio company investments and Escrowed Funds totaled $2,401,558. For the three months ended September 30, 2015, the net decrease in net unrealized appreciation on portfolio company investments and Escrowed Funds totaled $5,336,179. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of September 30, 2016 and June 30, 2016, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds:

	September 30, 2016			June 30, 2016			Quarter to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Metabolon, Inc.	$4,000,000	$5,465,000	$1,465,000	$4,000,000	$5,320,000	$1,320,000	$1,450,000	$0.02
SilkRoad, Inc.	6,337,785	4,180,000	(2,157,785)	6,337,785	3,810,000	(2,527,785)	370,000	0.04
Centrify Corporation	2,999,999	3,205,000	205,001	2,999,999	2,615,000	(384,999)	590,000	0.06
Zoosk, Inc.	2,999,999	2,700,000	(299,999)	2,999,999	2,700,000	(299,999)	—	—
Harvest Power, Inc.	3,148,565	1,310,000	(1,838,565)	3,148,565	915,000	(2,233,565)	395,000	0.04
MBA Polymers, Inc.	2,000,000	245,000	(1,755,000)	2,000,000	245,000	(1,755,000)	—	—
BrightSource Energy, Inc.	3,349,422	191,381	(3,158,041)	3,337,233	519,073	(2,818,160)	(339,882)	(0.04)
Suniva, Inc.	1,244,834	170,000	(1,074,834)	1,244,834	170,000	(1,074,834)	—	—
Mode Media Corporation	4,999,999	—	(4,999,999)	4,999,999	1,410,000	(3,589,999)	(1,410,000)	(0.15)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—	—
Deem, Inc.	3,000,000	—	(3,000,000)	3,000,000	—	(3,000,000)	—	—
Tremor Video, Inc.	—	—	—	1,999,997	551,998	(1,447,999)	1,447,999	0.15
Shunfeng International Clean Energy Ltd.	—	—	—	1,309,453	106,872	(1,202,581)	1,202,581	0.13
Total Portfolio Company Investments	38,412,959	17,466,381	(20,946,578)	41,710,220	18,362,943	(23,347,277)	(2,400,698)	0.25
Funds held in escrow from sale of investment	97,117	83,485	(13,632)	97,117	82,625	(14,492)	860	*
Total Portfolio Company Financial Assets	$38,510,076	$17,549,866	$(20,960,210)	$41,807,337	$18,445,568	$(23,361,769)	$(2,401,558)	$0.25

* Per share amount less than $0.01 per share.

(1) Per share amounts based on weighted-average shares outstanding of 9,623,851 during the three months ended September 30, 2016.

Net Decrease in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the three months ended September 30, 2016 was $510,622, which included a net realized loss of $2,616,091 and a net decrease in unrealized depreciation of $2,401,558 during such period. This compares to a net decrease in our net assets resulting from operations for the three months ended September 30, 2015 of $5,000,187, which included a net decrease in unrealized appreciation of $5,336,179 during such period during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.05 for the three months ended September 30, 2016, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.51 per common share for the three months ended September 30, 2015. The weighted average common shares outstanding for the three months ended September 30, 2016 and 2015 were 9,623,851 and 9,709,456, respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Investment Income

For the nine months ended September 30, 2016 and 2015, we earned interest and dividend income from cash and cash equivalents of $94,211 and $2,681, respectively. During the nine months ended September 30, 2016 and 2015, we also earned PIK interest totaling $34,145 and $29,344, respectively, on our convertible note and secured note investments in BrightSource.

The following table shows our PIK loan activity for the nine months ended September 30, 2016 and 2015, at cost:

	Nine Months Ended September 30,
	2016	2015
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$387,688	$347,703
Addition of PIK loans during period	30,459	—
PIK interest accreted to principal during period	34,144	29,344
Ending PIK loan balance (inclusive of PIK interest capitalized)	$452,291	$377,047

During the nine months ended September 30, 2016, we purchased $30,459 of senior secured promissory notes in BrightSource with an interest rate of 11.5% and maturity date of March 31, 2017. As of September 30, 2016, the only notes with PIK interest that we held were issued by BrightSource. As of September 30, 2016, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.

We did not make any investments in PIK loans during the nine months ended September 30, 2015.

Operating Expenses

The composition of our operating expenses for the nine months ended September 30, 2016 and 2015, respectively, were as follows:

	Nine Months Ended September 30,
	2016	2015	Increase / Decrease
Operating expenses:
Professional fees	$637,074	$727,134	$(90,060)
Administrator fees	468,990	—	468,990
Directors fees	86,250	105,000	(18,750)
Chief compliance officer fees	36,000	—	36,000
Stock transfer agent fees	35,090	39,636	(4,546)
Marketing and advertising expenses	7,617	14,850	(7,233)
Custody fees	4,500	4,500	—
Postage and fulfillment expenses	1,226	33,713	(32,487)
Travel expenses	2,509	17,118	(14,609)
Public and investor relations expenses	—	135,733	(135,733)
Printing and production expenses	—	20,517	(20,517)
Base management fees	—	1,027,442	(1,027,442)
Incentive fees	—	(1,211,809)	1,211,809
Administrative expenses allocated from investment adviser	—	354,236	(354,236)
General and administrative expenses	113,080	155,952	(42,872)
Total operating expenses	1,392,336	1,424,022	(31,686)
Waived or reimbursed expenses from investment adviser	—	(35,822)	35,822
Net operating expenses	$1,392,336	$1,388,200	$4,136

Operating expenses excluding expenses waived or reimbursed from our former investment adviser for the nine months ended September 30, 2016 and 2015 were $1,392,336 and $1,424,022, respectively, a decrease of $31,686 compared to the prior period.

Professional fees for the nine months ended September 30, 2016 and 2015 were $637,074 and $727,134, respectively, a decrease of $90,060 compared to the prior period due primarily to decreases in audit fees, legal fees and Sarbanes Oxley consulting fees, partially offset by increases in valuation services and accounting consulting fees compared to the prior period.

Administrator fees for the nine months ended September 30, 2016 and 2015 were $468,990 and $0, respectively, an increase of $468,990 compared to the prior period primarily as a result of the engagement of our Administrator following the termination of our former Investment Advisory Agreement.

Chief compliance officer fees for the nine months ended September 30, 2016 and 2015 were $36,000 and $0, respectively, an increase of $36,000 compared to the prior period as a result of the engagement of our Chief Compliance Officer following the termination of our former Investment Advisory Agreement.

Directors fees for the nine months ended September 30, 2016 and 2015 were $86,250 and $105,000, respectively, a decrease of $18,750 compared to the prior period due primarily to the payment of directors fees to the incumbent Board of Directors prior to our Annual Meeting during July 2015 and our new Board of Directors in August 2015 following their election at our Annual Meeting, partially offset by an increase in the compensation paid to our Nominating Committee Chairman and Compensation Committee Chairman during the nine months ended September 30, 2016.

Public and investor relations expenses for the nine months ended September 30, 2016 and 2015 were $0 and $135,733, respectively, a decrease of $135,733 compared to the prior period due primarily to the proxy administrative and solicitation services expenses incurred during the nine months ended September 30, 2015 as a result of the contested proxy campaign in connection with our 2015 Annual Meeting and a decrease in investor relations services previously provided by RCS Advisory Services, LLC ("RCS Advisory"), an affiliated entity of BDCA Venture Adviser, compared to the prior period. RCS Advisory no longer provides us with services in connection with the termination of the Investment Advisory Agreement effective as of the Termination Date.

Base management fees, accrued incentive fees and administrative expenses allocated from our investment adviser ended in connection with the termination of our former Investment Advisory Agreement in December 2015. Accordingly, for the nine months ended September 30, 2016, we did not pay any fees to an investment adviser. For the nine months ended September 30, 2015, we incurred base management fees of $1,027,442 and administrative expenses allocated from BDCA Venture Adviser of $354,236. For the nine months ended September 30, 2015, we also recorded a reduction of accrued incentive fees of $1,211,809. No incentive fees were earned for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, we recorded expenses waived or reimbursed from BDCA Venture Adviser in the amount of $35,822, representing the amount by which our Adjusted Operating Expenses (as defined in Note 4 – Related Party Agreements and Transactions) for the nine months ended September 30, 2015 were more than $1,125,000, the prorated amount of the annualized $1,500,000 Adjusted Operating Expense threshold for the period. During the nine months ended September 30, 2015, we incurred $447,567 of expenses not subject to the annualized $1,500,000 Adjusted Operating Expense threshold. See Note 4 - Related Party Agreements and Transactions - to the financial statements for a further discussion of our fees under our former Investment Advisory Agreement and other agreements with BDCA Venture Adviser.

Net Investment Income (Loss)

Net investment loss for the nine months ended September 30, 2016 was $1,263,980 compared to net investment loss for the nine months ended September 30, 2015 of $1,356,175. The decrease of $92,195 in net investment loss for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily attributable to the elimination of base management fees and administrative expenses allocated from the investment adviser in connection with the termination of our former Investment Advisory Agreement as well as decreases in public and investor relations expenses and professional fees during the nine months ended September 30, 2016, partially offset by increases in administrator fees during the nine months ended September 30, 2016 and the reduction of accrued incentive fees payable to the investment advisor during the nine months ended September 30, 2015, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.13 for the nine months ended September 30, 2016 compared to basic and diluted net investment loss per common share outstanding of $0.14 for the nine months ended September 30, 2015. The weighted average common shares outstanding for the nine months ended September 30, 2016 and 2015 were 9,649,725 and 9,760,384, respectively.

Net Realized Gain (Loss)

For the nine months ended September 30, 2016 and 2015, net realized loss totaled $2,616,091 and $1,162,132, respectively. During the nine months ended September 30, 2016, we sold 299,999 shares of Tremor Video common stock and 820,686 shares of SFCE common stock. During the nine months ended September 30, 2015, we sold 300,000 shares of Tremor Video common stock, sold 3,986 shares of previously written-off Millennial Media common stock which had been released from the indemnity escrow and received additional proceeds related to the sale of our investment in Xtime based on a post-closing working capital adjustment to the merger consideration.

Net Increase (Decrease) in Unrealized Appreciation (Depreciation)

For the nine months ended September 30, 2016, the net increase in net unrealized depreciation on portfolio company investments and Escrowed Funds totaled $14,276,182. For the nine months ended September 30, 2015, the net decrease in net unrealized appreciation on portfolio company investments and Escrowed funds totaled $4,896,912. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of September 30, 2016 and December 31, 2015, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds:

	September 30, 2016			December 31, 2015			Year to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation) Per Share(1)
Metabolon, Inc.	$4,000,000	$5,465,000	$1,465,000	$4,000,000	$6,620,000	$2,620,000	$(1,155,000)	$(0.12)
SilkRoad, Inc.	6,337,785	4,180,000	(2,157,785)	6,337,785	9,620,000	3,282,215	(5,440,000)	(0.56)
Centrify Corporation	2,999,999	3,205,000	205,001	2,999,999	3,070,000	70,001	135,000	0.01
Zoosk, Inc.	2,999,999	2,700,000	(299,999)	2,999,999	3,780,000	780,001	(1,080,000)	(0.11)
Harvest Power, Inc.	3,148,565	1,310,000	(1,838,565)	2,904,526	1,430,000	(1,474,526)	(364,039)	(0.04)
MBA Polymers, Inc.	2,000,000	245,000	(1,755,000)	2,000,000	235,000	(1,765,000)	10,000	*
BrightSource Energy, Inc.	3,349,422	191,381	(3,158,042)	3,284,819	1,051,759	(2,233,060)	(924,982)	(0.09)
Suniva, Inc.(2)	1,244,834	170,000	(1,074,834)	1,244,834	173,010	(1,071,824)	(3,010)	*
Mode Media Corporation	4,999,999	—	(4,999,999)	4,999,999	4,806,000	(193,999)	(4,806,000)	(0.50)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—	—
Deem, Inc.	3,000,000	—	(3,000,000)	3,000,000	3,160,000	160,000	(3,160,000)	(0.33)
Tremor Video, Inc.	—	—	—	1,999,997	617,998	(1,381,999)	1,381,999	0.14
Shunfeng International Clean Energy Ltd. (2)	—	—	—	1,309,453	181,990	(1,127,463)	1,127,463	0.12
Total Portfolio Company Investments	38,412,959	17,466,381	(20,946,579)	41,413,767	34,745,757	(6,668,010)	(14,278,569)	(1.48)
Funds held in escrow from sale of investment	97,117	83,485	(13,632)	704,101	688,082	(16,019)	2,387	*
Total Portfolio Company Financial Assets	$38,510,076	$17,549,866	$(20,960,211)	$42,117,868	$35,433,839	$(6,684,029)	$(14,276,182)	$(1.48)

* Per share amount less than $0.01 per share.

(1) Per share amounts based on weighted-average shares outstanding of 9,649,725 during the nine months ended September 30, 2016.

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

Net Decrease in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the nine months ended September 30, 2016 was $18,156,253, which included a net realized loss of $2,616,091 and a net increase in unrealized depreciation of $14,276,182 during such period, compared to a net decrease in our net assets resulting from operations for the nine months ended September 30, 2015 of $7,415,219, which included a net realized loss of $1,162,132 and a net decrease in unrealized appreciation of $4,896,912 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $1.88 for the nine months ended September 30, 2016, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.76 per common share for the nine months ended September 30, 2015. The weighted average common shares outstanding for the nine months ended September 30, 2016 and 2015 were 9,649,725 and 9,760,384, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2016, we had cash and cash equivalents of approximately $13.0 million as compared to approximately $13.7 million as of December 31, 2015. The decrease of approximately $0.7 million in cash and cash equivalents during the nine months ended September 30, 2016 was primarily the result of: (i) our investments in Harvest Power and BrightSource of $244,039 and $30,459, respectively, (ii) the repurchase of our common stock of $235,577, and (iii) the net cash used in operating activities of approximately $0.5 million; partially offset by the release and receipt of approximately $0.6 million from the Xtime escrow.

As of September 30, 2016, we had no indebtedness and total accounts payable and accrued expenses of $123,657. As of December 31, 2015, we had no indebtedness and total accounts payable and accrued expenses of $247,732.

Capital Raising

As of September 30, 2016, we had 9,563,130 shares of our common stock issued and outstanding.

We do not currently intend to raise additional common equity capital in the foreseeable future.

Regulatory Compliance

Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the "50% Threshold"). However, the failure to meet the 50% Threshold alone will not necessarily result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. We satisfied the diversification requirement as of September 30, 2016. A more detailed description of our RIC status is located in Item 1. — Business - Material U.S. Federal Income Tax Considerations of our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC.

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

Due to the uncertainty of our current portfolio companies achieving a liquidity event, we can give no assurance that we will be able make distributions from the sale of our portfolio investments.  Furthermore, we can give no assurance that we will achieve investment results that will allow such distributions to be paid from net investment income or net realized capital gains. There is no assurance that our current portfolio companies will complete an IPO, sale/merger or other liquidity event or that we will be able to realize any net capital gains from the sale of our portfolio company investments.  Our ability to make distributions may also be adversely affected by, among other things, the impact of one or more risk factors described herein.  Accordingly, no assurances can be made that we will make distributions to our stockholders in the future.

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

Dividend History

We did not declare any distributions to stockholders during the nine months ended September 30, 2016. The following table summarizes our distributions declared for the years ended 2015, 2014, 2013, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share		Source of Distribution
2015 Dividends:
March 26, 2015	April 15, 2015	April 29, 2015	$0.15		Return of Capital
March 26, 2015	June 11, 2015	June 25, 2015	0.15		Return of Capital
March 26, 2015	September 11, 2015	September 25, 2015	0.15		Return of Capital
March 26, 2015	December 4, 2015	December 18, 2015	0.15		Return of Capital
Total - 2015 Dividends			0.60
2014 Dividends:
February 20, 2014	March 6, 2014	April 14, 2014	0.10	(1)	Capital Gains
February 20, 2014	May 8, 2014	June 17, 2014	0.10	(1)	Capital Gains
February 20, 2014	August 11, 2014	September 18, 2014	0.10	(1)	Capital Gains
December 12, 2014	December 31, 2014	January 13, 2015	0.40		Capital Gains (2)
Total - 2014 Dividends			0.70
2013 Dividends:
May 28, 2013	June 14, 2013	June 26, 2013	0.24		Capital Gains
May 28, 2013	September 13, 2013	September 25, 2013	0.24		Capital Gains
December 19, 2013	December 30, 2013	January 13, 2014	0.01		Capital Gains (3)
Total - 2013 Dividends			0.49
2012 Dividends:
December 6, 2012	December 14, 2012	December 26, 2012	0.03		Capital Gains
Total - 2012 Dividends			0.03
2011 Dividends:
February 11, 2011	February 15, 2011	February 17, 2011	0.13		Return of Capital (4)
Total - 2011 Dividends			0.13
Total – Cumulative			$1.95

(1)	This dividend was paid in cash and shares of our common stock.

(2	Although the dividend of $0.40 per share was paid on January 13, 2015, this dividend was taxable to stockholders as if paid in 2014. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2014.

(3)	Although the dividend of $0.01 per share was paid on January 13, 2014, this dividend was taxable to stockholders as if paid in 2013. For income and excise tax purposes, this dividend was eligible for the dividends paid deduction by us in 2013.

(4)	The February 2011 distribution was a special cash distribution based on the unrealized appreciation of a portfolio company investment.

Stock Repurchases

On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, our Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which we are prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. On May 9, 2016, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire on November 10, 2016. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors.  The repurchase program may be extended, modified or discontinued at any time for any reason.  The stock repurchase program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18 under the Exchange Act, which sets certain restrictions on the method, timing, price and volume of stock repurchases. See “-Recent Developments” below.

During the nine months ended September 30, 2016, we repurchased 113,354 shares of our common stock at an average price of $2.08 per share, including commissions, with a total cost of $235,577. Our net asset value per share increased by $0.02 per share as a result of the repurchased shares during the nine months ended September 30, 2016. The weighted average discount to net asset value per share of the shares repurchased during the nine months ended September 30, 2016 was 41%.

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

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2016, we had not entered into any investment agreements, which required us to make a future investment in a portfolio company.

On October 15, 2015, Suniva completed a stock-for-stock merger transaction with SFCE. Pursuant to the merger agreement, Suniva and its shareholders, including us, are required to indemnify SFCE for certain breaches of warranties and representations made to SFCE, subject to a cap of approximately 12.5% of the merger consideration received by us. Any damages payable by us would be settled through an adjustment to the number of shares of common stock in the surviving company held by us and/or SFCE.

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to us from the Xtime escrow without any offset for indemnity claims. As of September 30, 2016, Escrowed Funds were fair valued at $83,485. The remaining funds held in the Xtime escrow are expected to be released in November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.

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

As of September 30, 2016, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Stock Repurchase Program

On November 7, 2016, our Board of Directors authorized a further extension of our stock repurchase program for an additional six months to expire on May 10, 2017.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

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

Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, our Board of Directors approved the engagement of our Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three and nine months ended September 30, 2016, we incurred $150,000 and $450,000, respectively, of expenses related to our Administrator. We did not engage an administrator during the three or nine months ended September 30, 2015, and, accordingly, did not incur any administrator expenses during this period. As of September 30, 2016 and December 31, 2015, we had expenses payable to our Administrator of $50,000 and $51,308, respectively.

Effective December 2, 2015, we engaged the services of our Chief Compliance Officer at a monthly rate of $4,000. For the three and nine months ended September 30, 2016, we incurred $12,000 and $36,000, respectively, of compliance fees. We reimbursed BDCA Venture Adviser for the allocable portion of compensation of our Chief Compliance Officer during the three and nine months ended September 30, 2015, with such expense included in the payment of administrative expenses allocated from our former investment adviser for the period. As of September 30, 2016 and December 31, 2015, we had expenses payable to our Chief Compliance Officer of $4,000 and $4,000, respectively.

Other Transactions with Related Parties

On April 22, 2016, our Board of Directors approved annual fees of $10,000, payable quarterly in advance, to the Chairman of our Board, our Nominating Committee Chairman and our Compensation Committee Chairman, for each of their services as Chairman. We continue to pay an annual fee of $25,000, payable quarterly in advance, to our independent directors for the services provided by them as a director, and annual fees of $10,000, payable quarterly in advance, to our Audit Committee Chairman and lead valuation director, for each of their services as Chairman and lead valuation director, respectively. For the three months ended September 30, 2016 and 2015, we incurred directors fees $31,250 and $48,750, respectively. For the nine months ended September 30, 2016 and 2015, we incurred directors fees $86,250 and $105,000, respectively. We did not have any fees payable to our directors as of September 30, 2016 and December 31, 2015. A more detailed description of the compensation to our Board of Directors is located in the Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015, which has been filed with the SEC.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. We primarily invest our cash on hand in demand deposit accounts, short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of September 30, 2016, we held cash deposits of $13.0 million, pending payment of our operating expenses or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.

During the three months ended September 30, 2016, our demand deposit accounts and money market funds earned an effective annualized interest rate of approximately 0.95%. Assuming no other changes to our holdings of demand deposit accounts and money market funds as of September 30, 2016, a one percentage point change in the underlying interest rate payable on our demand deposit accounts and money market funds as of September 30, 2016 would not have a material effect on the amount of interest income earned from our demand deposit accounts and money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of September 30, 2016, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

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

Item 4. Controls and Procedures

As of September 30, 2016 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first, second and third quarters of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

Item 1A. Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the "Risk Factors" discussed in our annual report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC. Since the filing of our annual report on Form 10-K for the year ended December 31, 2015, our Board of Directors adopted the Plan. Investors should carefully consider the following risks related to the Plan:

There can be no guarantee that we will proceed with the Plan and, if it does, that shareholders will realize the current fair values of the Company¹s portfolio investments.

On May 3, 2016, our Board of Directors approved the Plan, but there can be no guarantee that we will proceed with the implementation of the Plan as it remains subject to stockholder approval and our Board of Directors has reserved the right to consider alternative transactions prior to the special meeting. If we fail to implement the Plan, we may remain subject to regulation under the Investment Company Act of 1940 as a business development company and therefore continue to incur significant general and administrative expenses in order to comply with such regulation. Even if our stockholders approve the Plan and it is implemented by us, near-term sales by the liquidating trust after approval of the Plan and our conversion could realize less than current fair values as the liquidating trust actively seeks to sell our investments and it is possible that we will experience substantial differences in the exit prices ultimately achieved by the liquidating trust on our portfolio investments as compared to the respective current fair values.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the quarter ended September 30, 2016. Details of the monthly share repurchases under our stock repurchase program during the quarter ended September 30, 2016 are set forth below:

Period	Total Number of Shares Repurchased (1)	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Cost of Shares Purchased as Part of the Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (2)
July 2016	—	$—	$—	29,643	$73,393	$1,926,607
August 2016	36,116	70,215	1.94	65,759	143,608	1,856,391
September 2016	47,595	91,969	1.93	113,354	235,577	1,764,422
Total	83,711	$162,184	$1.94	113,354	$235,577	$1,764,422

(1)	Since the authorization of our stock repurchase program on November 10, 2015 through September 30, 2016, we have repurchased a total of 113,354 shares of our common stock at an average price of $2.08 per share, including commissions, with a total cost of $235,577.

(2)	On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, our Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increase the size of the program from $1 million to $2 million. On May 9, 2016, our Board of Directors authorized an extension of the stock repurchase program for an additional six months to expire on November 10, 2016. See “-Recent Developments” above.

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

Dated: November 10, 2016		CROSSROADS CAPITAL, INC.
	By:	/s/ Ben H. Harris J.D.
Ben H. Harris J.D. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David M. Hadani
David M. Hadani Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)