Form 10-K
period 2016-12-31
CROSSROADS CAPITAL, INC.
filed 2017-03-31
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53504

Crossroads Capital, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	26-2582882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14.1 million based upon a closing price of $2.06 reported for such date on the Nasdaq Capital Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates.

As of March 31, 2017, the number of outstanding shares of common stock of the registrant was 9,563,130.

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

Item 1. Business

Overview

Crossroads Capital, Inc. (“we,” “our” and “us”) was incorporated on May 9, 2008 under the laws of the State of Maryland and is an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Effective December 2, 2015, we changed our name from BDCA Venture, Inc. to Crossroads Capital, Inc. Effective January 1, 2010, we elected to be treated for U.S. Federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced our portfolio company investment activities in January 2010. The shares of our common stock have been listed on the Nasdaq Capital Market since December 12, 2011.

Our current investment objective (our “Investment Objective”) is to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses and, as of March 25, 2016, to monetize our portfolio holdings at the earliest practicable date. On May 3, 2016, our Board of Directors approved a Plan of Liquidation (the “Plan”) pursuant to which we plan to convert into a liquidating trust with the sole purpose of liquidating our assets and distributing the proceeds to our stockholders. The Plan is subject to the approval of our stockholders, which our Board of Directors intends to seek at a special meeting called for the purpose of approving the Plan and certain related matters, including the withdrawal of our election to be regulated as a BDC under the 1940 Act and the delisting of our stock from Nasdaq Capital Market, as detailed in the preliminary proxy statement filed with the SEC on May 5, 2016, which was subsequently amended on June 27, 2016. For more information on our Investment Objective, see “Investment Objective” below.

We are internally managed, although we do receive certain administrative services from 1100 Capital Consulting, LLC (our “Administrator”), including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer. For more information on our agreement with our Administrator, see “Administrative Services” below.

Governance

Our Board of Directors monitors and performs an oversight role with respect to our business affairs, including investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Directors approves the appointment of our Administrator and officers, reviews and monitors the services and activities performed by our Administrator and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight. Pursuant to the requirements under the 1940 Act and to satisfy the Nasdaq listing standards, our Board of Directors is composed of a majority of non-interested, directors, as defined in the 1940 Act.

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

Investment Objective

On October 5, 2015, our Board of Directors determined that we will no longer make investments in new portfolio companies and will focus on the orderly monetization of our current holdings. On January 20, 2016, our Board of Directors changed our Investment Objective to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses. Subsequent to this change in our investment objective and in recognition that the monetization of our current holdings under our prior policies and investment objective could take three to five years or more and the amounts realized may be less than current fair values, on March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date. On August 24, 2016, we announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm, to assist us in identifying prospective buyers for our portfolio investments.

On May 3, 2016, our Board of Directors approved the Plan, subject to the approval of our stockholders at a special meeting of our stockholders. Our Board of Directors has not yet set a date for the special meeting and continues to evaluate additional strategic alternatives.

Our Board of Directors cannot estimate the expected proceeds that the liquidating trust could realize from the monetization of our portfolio investments pursuant to the Plan and it is possible that the final liquidation value or the proceeds received from the sale of our portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. The monetization of our portfolio investments and the adoption of the Plan, pursuant to which we are focused on the liquidation and sale of our portfolio investments, makes our investment portfolio susceptible to the risk that near-term sales could realize less than current fair values as we actively seek to sell our investments, either individually or in groups, and it is possible that we will experience substantial differences in the exit prices ultimately achieved by the liquidating trust on or the proceeds received from the sale of our portfolio holdings as compared to the respective current fair values. The prices we ultimately realize may be further impacted by volatility in the financial markets to date, in particular the market for Initial Public Offerings of previously privately-funded venture capital investments that at least in part require a functioning IPO market to provide liquidity events for venture capital-backed enterprises. Our current fair values were determined consistent with our disclosed valuation policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”).

Our Board of Directors believes the implementation of our Investment Objective and the Plan, each focusing on the monetization of our portfolio holdings at the earliest practicable date and our conversion into a liquidating trust, even with the possibility of achieving significantly lower prices from sales, will maximize stockholder value by substantially limiting estimated future operating expenses and removing the risk of future volatility in the market values of our portfolio holdings.

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

●	Companies in growth industries. We generally focused our investments in companies that we believed were poised at the time of investment to grow at above-average rates relative to other sectors of the economy (“Growth Companies”). While we intended to make investments in privately held companies across various stages of development, we generally required prospective portfolio companies to be beyond the seed stage of development and to have already received or anticipated receiving commitments for their first round of institutional venture capital or private equity financing before we considered making an investment.

●	Financial sponsor commitment. We generally invested in companies in which one or more venture capital or private equity firms, which we referred to as “financial sponsors,” have previously invested and remained committed to future capital funding. We believed that financial sponsors could serve as a committed partner and would assist their portfolio companies and their management teams in creating value.

●	Operating plan and cash resources. We generally required that prospective portfolio companies, in addition to having sufficient access to capital to support leverage, demonstrated operating plans capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover their operating expenses and service their debt.

●	Exit strategy. Prior to making an investment in a prospective portfolio company, we analyzed the potential for a liquidity event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include, but are not limited to, an IPO of common stock, a private sale of our equity interest to a third party, a strategic merger or acquisition of the company, and a purchase of our equity interest by the company or one of its equity holders.

The foundation of our former investment philosophy was investment analysis, research and diversification. We followed a rigorous selection process based on:

●	An analysis of issuer creditworthiness and growth potential, including a quantitative and qualitative assessment of the issuer’s business and future prospects, as well as an evaluation of a potential portfolio company provided by our contacts in venture capital, private equity, and industry participants;

●	An evaluation of the management team, including prior experience, cohesiveness, and years of collaboration together, as well as the level of commitment demonstrated (both financially and otherwise) by the founders;

●	An assessment of existing financial sponsors and their commitment to future capital funding, management assistance and liquidity events;

●	An analysis of business strategy, technology and intellectual property and long-term industry trends based on a review of relevant industry publications and conversations with knowledgeable industry participants; and

●	An in-depth review and assessment of capital structure, financial results and financial projections.

As of December 31, 2016, our portfolio consisted of equity and equity-related investments in 10 private companies that were made by prior management under a former investment strategy. We may make follow-on investments in our existing portfolio companies to the extent we believe such investments are in the best interest of our stockholders. In evaluating follow-on investment opportunities, we typically assess, among other factors, the possible adverse consequences to our existing investment if we elect not to make a follow-on investment.

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

Subject to oversight by our Board of Directors, our Administrator will continue to oversee our existing portfolio consistent with past practices.

Portfolio Monitoring

Our Administrator will monitor and periodically evaluate all of our portfolio companies to determine if each company is meeting its business plan, if information is available to us, and to assess the continuing prospects for each company.

We employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

●	Assessment of successful execution of the portfolio company’s business plan, achievement of development milestones and compliance with applicable debt covenants;

●	Regular contact with portfolio company management and, if appropriate, the financial sponsor, to discuss financial position, requirements and accomplishments;

●	Evaluation of a portfolio company’s success in achieving periodic benchmarks established by our Administrator and/or portfolio company management;

●	Offering significant managerial assistance to our portfolio companies from our officers, managers and personnel, including assistance in director and officer recruitment, referral of outside professionals such as management consultants or bankers, providing financial, management and capital markets expertise through our investment adviser’s experience in the business of the portfolio company; and

●	Review of monthly and/or quarterly financial statements and financial projections of the portfolio company.

Competition

Our primary competition includes other investment funds, BDCs, investment banks and other financial services companies such as commercial banks and finance companies. Many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Employees

Currently, we do not have any employees. The management of our investment portfolio is the responsibility of our Board of Directors and the third-parties engaged to assist in specific related activities, including the Administrator.

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

Effective December 2, 2015, our Board of Directors appointed Ben H. Harris to serve as our Chief Executive Officer and President and David M. Hadani to serve as our Chief Financial Officer, Treasurer and Secretary. Stephanie L. Darling, Esq. currently serves as our Chief Compliance Officer.

On November 10, 2015, our Board of Directors approved the engagement of US Bancorp Fund Services, LLC (“US Bancorp”) to provide administration and accounting services to us pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016.

We have entered into agreements with MidFirst Bank to be the custodian of our portfolio securities and Frontier Bank to be the custodian of the majority of our cash and cash-equivalent assets.

Former Investment Advisory and Administrative Services Agreement

BDCA Venture Adviser, LLC previously served as our investment adviser and also provided us with administrative services pursuant to an Investment Advisory and Administrative Services Agreement (the “Investment Advisory Agreement”). On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory Agreement between us and BDCA Venture Adviser effective as of December 6, 2015 (the “Termination Date”). The Investment Advisory Agreement, which was entered into on July 1, 2014, was approved by our stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. All payments due under the Investment Advisory Agreement as of the Termination Date were mutually agreed upon between us and BDCA Venture Adviser and subsequently paid by us.

Under the Investment Advisory Agreement, we paid BDCA Venture Adviser a fee for its investment advisory services consisting of two components: (i) a base management fee, and (ii) an incentive fee. We also reimbursed BDCA Venture Adviser for our allocable portion of overhead and other administrative expenses incurred by it in performing its administrative obligations under the Investment Advisory Agreement, including our allocable portion of the compensation of our former Chief Financial Officer and Chief Compliance Officer, and their respective staff. See Note 4 – Related Party Agreements and Transactions – to the financial statements of this annual report on Form 10-K for a further discussion of the fees under our former Investment Advisory Agreement and other agreements with BDCA Venture Adviser.

Under the former Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, we agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding termination of the Investment Advisory Agreement.

Material U.S. Federal Income Tax Considerations

From incorporation through December 31, 2009, we were treated as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). Effective January 1, 2010, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code. We have made no provision for income taxes as of December 31, 2016, 2015 and 2014. Our continued qualification as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of qualifying, or impede our ability to qualify, as a RIC. For example, a RIC must meet certain requirements, including source of income and asset diversification requirements (as described below) and distributing annually at least 90% of its investment company taxable income (the “Annual Distribution Requirement”).

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

We satisfied the above RIC requirements during each of the taxable years since our election to be treated as a RIC for tax purposes. Since we did not generate investment company taxable income in any of these taxable years, we were not required to make any distributions to satisfy the Annual Distribution Requirement. We did not generate any realized net capital gains in 2016 or 2015 and, as a result, we were not required to make any distributions to satisfy the Excise Tax Avoidance Requirement, as described below. Because we distributed all of our net realized capital gains for the year ended December 31, 2014, no corporate-level federal income or excise taxes were due on such net realized capital gains. As such, we have not made any provision for federal income or excise taxes as of December 31, 2016, 2015 and 2014.

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

The following simplified examples illustrate the tax treatment under Subchapter M of the Code for us and our non-corporate U.S. stockholders with regard to three possible distribution alternatives, assuming we realize, in 2016, a net capital gain of $1.00 per share, consisting entirely of sales of non-real property assets held for more than 12 months. These illustrations exclude any additional 3.8% tax on their “net investment income” for certain U.S. individuals.

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

If we convert to a liquidating trust pursuant to the Plan, which remains subject to stockholder approval, there could be additional federal income tax consequences to our stockholders as a result of such conversion and going forward as a beneficiary of the liquidating trust. These potential tax consequences are discussed in detail in the preliminary proxy statement filed with the SEC on May 5, 2016, which was subsequently amended on June 27, 2016, and will be relevant only to the extent stockholders vote to approve the Plan and we proceed with converting into the liquidating trust.

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC without the approval of a “majority of our outstanding voting securities,” within the meaning of the 1940 Act.

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

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. As of December 31, 2016, approximately 99.7% of our portfolio company investments constituted qualifying investments under Section 55(a) of the 1940 Act.

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

A reporting company that is a non-accelerated filer (with a public float below $75 million as of June 30 of the previous year) is exempt from the requirement to obtain an audit of the effectiveness of internal controls over financial reporting performed by their auditors. Accordingly, until such time as we have a public float in excess of $75 million, our auditors will not need to report on our management’s assessment of our internal control over financial reporting. However, we will be required to assess the effectiveness of our internal controls over financial reporting each year. Based on our public float at June 30, 2016, we are a non-accelerated filer for the year ended December 31, 2016 and, thus, we are not required to obtain an audit of the effectiveness of internal controls over financial reporting for that year.

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

We do not share such information with any non-affiliated third party except as described below:

●       It is our policy that only authorized employees of our Administrator who need to know your personal information will have access to it.

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

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval of the SEC.

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

Item 1A. Risk Factors

Our Investment Objective was approved by our Board of Directors on January 20, 2016 and as of March 25, 2016, our Board has resolved to monetize our portfolio holdings at the earliest practicable date in furtherance of our Investment Objective. Our Investment Objective and existing portfolio involve a number of significant risks discussed below. Additional risks and uncertainties not presently known to us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to our Investment Objective

There can be no guarantee that we will proceed with the Plan of Liquidation and, if we do, that stockholders will realize the current fair values of our portfolio investments.

On March 25, 2016, our Board of Directors resolved to monetize the Company’s portfolio holdings at the earliest practicable date and on May 3, 2016 approved a Plan of Liquidation, or the Plan, pursuant to which the Company would convert into a liquidating trust with the sole purpose of liquidating the Company’s assets and distributing the proceeds to the Company’s stockholders. The Plan is subject to the approval of the stockholders, which the Board would seek at a special meeting called for the purpose of approving the Plan and certain related matters as detailed in the preliminary proxy statement filed with the U.S. Securities and Exchange Commission, or the SEC, on May 5, 2016, which was subsequently amended on June 27, 2016.

If we fail to implement the Plan, we may remain subject to regulation under the Investment Company Act of 1940 as a business development company and therefore continue to incur significant general and administrative expenses in order to comply with such regulation. Even if our stockholders approve the Plan and it is implemented by us, we cannot estimate the expected proceeds that the liquidating trust could realize from the monetization of our portfolio investments pursuant to the Plan or the expected proceeds, if any, from the sale of our investments and it is possible that the final liquidation value or the proceeds received from the sale of our portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. It is possible that we will experience substantial differences in the exit prices ultimately achieved by the liquidating trust on our portfolio investments as compared to the respective current fair values.

We continue to evaluate and consider strategic alternatives to the Plan.

Although we have adopted the Plan, our Board of Directors continues to evaluate and consider potential strategic alternatives to best implement our Investment Objective to monetize our portfolio holdings at the earliest practicable date, which may include transactions such as a sale, a merger with another party or another strategic transaction involving some or all of our assets. There can be no assurance that the evaluation of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. We also cannot assure that any potential transaction, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Our expenses will increase as a percentage of our net assets and we may be unable to achieve the economies of scale we believe are necessary to provide our stockholders with maximum distributions.

Because we intend to seek to monetize our existing investments and make distributions from the proceeds thereof rather than make investments in new portfolio companies, our net assets will decline and operating expenses will increase as a percentage of our net assets. We must bear certain fixed expenses, such as certain administrative, governance, regulatory and compliance costs that do not generally vary based on our size. As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC, that do not generally vary based on our total assets. Although the Plan is intended to reduce such expenses, and we expect it would do so, there is no guarantee that the Plan will result in the intended reduction of expenses and we anticipate the liquidating trust would continue to incur legal, accounting and other expenses in connection with the liquidation of its assets.

Because the equity investments in our current portfolio do not generate current income, and because we intend to distribute 100% of our net realized capital gains on at least an annual basis, our operating expenses have historically caused a steady decline in, and depletion of, our net assets. This depletion of net assets will continue for the foreseeable future.

The disposition of our portfolio investments will be offset by operating expenses and subject to contingent liabilities.

Any amounts we will be able to distribute to our stockholders from the sale or other monetization of our portfolio investments, whether pursuant to the Plan, a strategic alternative or other transaction in connection with our Investment Objective, will be reduced by our operating expenses and may result in losses and no distributions for an extended period of time. In addition, any disposition of our portfolio investments that involves private securities may require us to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities, that ultimately may result in funding obligations that we must satisfy through return of distributions previously made.

The recent change to our Investment Objective, including the monetization of our portfolio holdings, could significantly impact the value of our investments and the amounts realized upon the sale of our investments.

As discussed above, on March 25, 2016, our Board of Directors resolved to monetize our portfolio holdings at the earliest practicable date. Previously, on January 20, 2016, our Board of Directors changed our Investment Objective to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses, but resolved on March 25, 2016 to fulfill that Investment Objective by monetizing our portfolio holdings at the earliest practicable date in recognition that the monetization of our current holdings under our prior policies and investment objective could take three to five years or more and the amounts realized may be less than current fair values.

This resolution, together with uncertainty in financial markets in 2016 and early 2017, makes our investment portfolio susceptible to the risk that near-term sales could result in amounts realized being less than the fair values determined as of December 31, 2016, as we actively seek to sell our investments, either individually or in groups, it is possible that we will experience substantial differences in the exit prices ultimately achieved on our portfolio holdings as compared to the respective fair values as of December 31, 2016. Such values were determined consistent with our disclosed policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”).

We may have difficulty monetizing assets, which could have an adverse impact on our operating results as well as our ability to make distributions.

As we work to monetize our portfolio company holdings pursuant to our Investment Objective, we may be unable to monetize assets in a challenging market environment that may preclude buyers from purchasing our portfolio investments at the fair values established by our Board of Directors. We are susceptible to the risk of significant loss if we are forced to discount the value of our investments in order to monetize assets to provide liquidity to fund operations. In addition, we may be unable to monetize assets in the relatively near future and we will not be able to sell a portfolio investment if it results in our failure to maintain BDC status. Some assets may take years to monetize, which could result in increased costs to us during such period and adversely affect our financial condition, business and results of operations, as well as our ability to make distributions. Moreover, there may be limited opportunities for us or, if our stockholders approve the Plan, the liquidating trust to sell our interests in existing private portfolio companies to third parties in privately negotiated transactions. There can be no assurance that the prices we or the liquidating trust realize for our portfolio company holdings will be equal to or more than their current fair values. Accordingly, it is possible that an orderly monetization of our current holdings, either directly by us or by the liquidating trust pursuant to the Plan, may take three to five years or more and the amounts realized may be less than current fair values.

A lack of IPO or strategic sale/merger opportunities may cause our existing portfolio companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses on our pre-IPO equity investments.

A typical “liquidity event” for our pre-IPO equity investments may be an IPO or a strategic sale/merger. We currently hold investments in ten private portfolio companies which were made under our former pre-IPO investment strategy. A lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments could lead to companies remaining in our portfolio as private entities still requiring funding. This situation could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private financings or are not able to access additional capital at all, cease business activities or enter a bankruptcy proceeding. A lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments could also cause some financial sponsors to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other capital providers including us. In the event our existing portfolio companies experience a delay in completing an IPO or strategic sale/merger or we are unable to generate capital gains on the disposition of our pre-IPO equity investments either following our contractual lock-up period in the case of an IPO or upon a strategic sale/merger, we may have no or limited capital gains from which to make distributions to our stockholders.

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

As of December 31, 2016, all of our portfolio investments were in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We expect to value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with GAAP. Our Board of Directors has utilized the services of the Administrator and a third-party valuation firm to aid it in determining the fair value of these securities. Our Board of Directors will discuss valuations and determine the fair value in good faith based on the input of our Administrator and the respective third-party valuation firm, if any. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the amounts that we ultimately realize upon the disposal of such securities.

Our portfolio companies are subject to many risks, including volatility, intense competition, current operating losses, shortened product life cycles and periodic downturns.

Our portfolio companies consist primarily of investments in Growth Companies in industries that our former investment adviser believed were poised to grow at above-average rates relative to other sectors, which may have relatively limited operating histories and may be particularly vulnerable to U.S. and foreign economic downturns. Many of these companies have narrow product lines and small market shares, compared to larger established publicly owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Most of these portfolio companies experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit. Many of the companies targeted for investment had more limited access to capital and higher funding costs, will have a weaker financial position and will need additional capital to expand or complete their business plans. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. These companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and require substantial additional capital to support their operations, finance expansion or maintain their competitive position. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. For these reasons, our portfolio companies, if rated by one or more ratings agencies, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. In addition, the growth industries that were targeted under the former investment strategy including, but not limited to, technology, healthcare, life sciences and energy, are generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, these portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

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

Our failure to make follow-on equity investments in our portfolio companies could impair the value of our equity portfolio and may result in significant dilution of the value of our investment.

Often during a growth company’s life cycle, an additional or “follow-on” equity investment is required to fully realize the value to be created by the portfolio company. Following an initial equity investment in a portfolio company in accordance with our new Investment Objective we may make such “follow-on” equity investments, in order to attempt to preserve or enhance the value of our initial equity investment. We may elect not to make these follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on equity investments may, in some circumstances, jeopardize the continued viability of a portfolio company, result in a diminished current value, impair the ability or likelihood for a full recovery of the value of our initial equity investment, result in a default under any outstanding debt investment with the portfolio company, or result in a missed opportunity for us to maintain or increase our equity participation in a successful operation. In addition, the seniority and protections provided in our equity investments may be diminished if a portfolio company issues more senior securities in a subsequent equity financing round. Even if we have sufficient capital to make a desired follow-on equity investment, we may elect not to make such follow-on investment because we do not want to increase our concentration of risk in that portfolio company, we prefer other opportunities, we are subject to BDC requirements that would prevent or limit such follow-on investment or the follow-on investment would affect our qualification as a RIC, particularly the RIC diversification requirements.

The lack of liquidity in our debt and equity investments may adversely affect our business, and as we seek to sell our investments, we may not be able to do so at a favorable price, if at all. As a result, we may suffer losses.

Under our former investment strategy, investments were made primarily in companies whose securities were not publicly traded, and whose securities may be currently subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our debt and equity investments may make it difficult for us to sell these investments when desired, if at all, and meet our Investment Objective, and may result in substantial differences in the exit prices ultimately achieved on our portfolio holdings as compared to the respective fair values as of December 31, 2016. We may also face other restrictions on our ability to liquidate an investment in a publicly traded portfolio company to the extent that we possess material non-public information regarding the portfolio company or during the underwriters’ customary 180-day lockup period following an IPO. Because our investments are typically illiquid, we may be unable to dispose of them, in which case we could fail to qualify as a RIC or BDC, or we may not be able to dispose of them at favorable prices, and as a result, we may suffer losses.

Our existing investments may become concentrated in certain industries and in a limited number of companies, which subjects us to the risk of significant loss if any of the industry sectors experience a downturn.

We currently hold investments in 10 portfolio companies and do not expect to make investments in additional portfolio companies. As a consequence of this limited number of investments, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, our portfolio primarily consists of Growth Companies, including those in technology, healthcare, life sciences, energy and other industries with above-average rates of growth, at various stages of development. As a result, a downturn in industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

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

Portfolio companies that do not have venture capital or private equity investors as financial sponsors, including certain of our portfolio investments, may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have financial sponsors may be less financially sophisticated and may not have access to independent members to serve on their boards, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, investments in these types of companies may entail a higher risk of loss than would financing companies that have a financial sponsor.

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

Our investments in companies in the life sciences industries, including biotechnology, pharmaceuticals and medical device companies are subject to numerous risks. The successful and timely implementation of the business model of our biotechnology, pharmaceutical and medical device portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patient’s and clinician’s ease of use and cost-effectiveness are important to the success of such portfolio companies. Moreover, there may be a limited number of suppliers to provide necessary components or a limited number of manufacturers for their products, creating a risk of disruption to the manufacturing process if they are unable to find alternative suppliers when needed. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by our portfolio companies to introduce planned products or other new products or to introduce products on schedule could have a material adverse effect on our business, financial condition and results of operations.

Further, the development of products by biotechnology, pharmaceutical and medical device companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others. Moreover, even if products reach the market, they will continue to be subject to extensive regulation by the Food and Drug Administration and other federal, state and foreign agencies, and failure to comply with applicable regulations can result in significant penalties and claims that could materially and adversely affect their operations.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. In recent years in the United States there have been and will likely continue to be a number of legislative and regulatory changes regarding the healthcare system. For example, the Patient Protection and Affordable Care Act (the “ACA”), enacted in March 2010, introduced significant changes to how healthcare is financed by both governmental and private insurers. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Furthermore, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017 that is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. The President of the United States also signed an Executive Order on January 20, 2017, directing federal agencies with authority and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. Congress has also announced its intent to consider subsequent legislation to replace elements of the ACA. Thus, the full impact of the ACA and of the uncertainty related the future legal and regulatory environment for healthcare in the United States on the businesses of some of our portfolio companies remains unclear. We cannot predict what healthcare reform initiatives may be adopted in the future and such reforms could have an adverse effect on the operations of certain of our portfolio companies and, in turn, adversely impact the value of these portfolio companies.

Our investments in the energy and energy-related technology industries are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns, loss of government subsidies and incentives, and potential litigation.

Our investments in energy and energy-related technology companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, energy and energy-related companies in our portfolio may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our energy companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. Moreover, there may be a limited number of suppliers to provide necessary components or a limited number of manufacturers for their products, creating a risk of disruption to the manufacturing process if they are unable to find alternative suppliers when needed. The revenues, income (or losses) and valuations of energy and energy-related technology companies can and often do fluctuate suddenly and dramatically and the markets in which these companies operate are generally characterized by abrupt business cycles and intense competition.

Demand for energy technology and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases. A change in prices in these energy products, such as a substantial or extended decline in oil and natural gas prices, could reduce demand for alternative energy. Furthermore, some of our portfolio companies are heavily dependent upon the demand for oil and natural gas, and a prolonged or continued decline in oil and natural gas prices could have a material adverse effect on the business, financial condition and results of operations of these portfolio companies and may impair their ability to meet capital expenditure obligations and financial commitments. Our investments in energy companies also face potential litigation, including significant warranty and product liability claims, as well as class action and government claims arising from business failures of companies supported government subsidies. Such litigation could adversely affect the business and results of operations of our energy portfolio companies. There is also particular uncertainty about whether agreements providing government incentives and subsidies for reductions in greenhouse gas emissions, such as the Kyoto Protocol and the Paris Agreement, will continue and whether countries around the world will enact or maintain legislation that provides such incentives and subsidies for reductions in greenhouse gas emissions, without which such investments in energy technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes or government subsidies and incentives expire or are adversely modified. Any of these factors could materially and adversely affect the operations of a portfolio company in the energy and energy-related technology industries and, in turn, impair our ability to timely collect principal and interest payments owed to us and adversely affect the value of these portfolio companies.

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

Our debt investments involve a number of significant risks, including default risk, covenant compliance risk and subordination risk.

Our debt investments involve a number of significant risks, including risks related to defaults, covenant compliance and subordination. Approximately 1% of our total assets as of December 31, 2016 consist of debt investments in BrightSource Energy, both secured and unsecured. In the event of a default on our secured debt, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we currently hold debt investments that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our secured debt or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. Moreover, because our debt investments are in a Growth Company, a substantial portion of the assets securing the secured portion of our debt investment may be in intangible assets such as intellectual property, which could lose value if the portfolio company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Rapid changes in technology may also render previously valuable intellectual property less valuable. If the value of collateral underlying our secured debt declines or interest rates increase during the term of our debt, a portfolio company may not be able to obtain the necessary funds to repay our debt investment at maturity through refinancing. Decreasing collateral value or increasing interest rates may hinder a portfolio company’s ability to refinance our debt securities because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our debt investment at maturity, we could suffer a loss which may adversely impact our financial performance.

Our debt investments in our portfolio companies may include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. The purpose of these provisions is to require our portfolio companies to act, or refrain from acting, in a manner that we believe will best protect the capital we have invested. However, the financial condition and results of operations of our portfolio companies may cause us to determine that it would be in our stockholders’ and portfolio companies’ best interest to waive or defer enforcement of these provisions. As a result, we may offer a flexible payment and covenant enforcement structure to our portfolio companies. Accordingly, determination to waive or defer enforcement of some or all of these covenants may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. In certain situations, we may even elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company, including situations where we believe that one or more financial sponsors intend to, express their intent to, or provide subject to milestones or contingencies, continued support, assistance or financial commitment to the borrower. These actions may reduce the likelihood in the short term of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. These events could harm our financial condition and operating results.

Some of our debt investments are secured on a second priority basis by the same collateral securing outstanding and future senior debt of the portfolio companies. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, our rights may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Furthermore, payment on our unsecured debt investments will generally be subject to full payment of the secured indebtedness of the portfolio company. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by our second priority liens after payment in full of all obligations secured by the first priority liens on the collateral or to satisfy debt obligations of our unsecured debt investments after payment in full of all obligations to holders of secured indebtedness. If such proceeds are not sufficient to repay amounts outstanding under debt obligations secured by the second priority liens or unsecured debt obligations, then we may never receive full payment of interest and principal to which we would otherwise be entitled pursuant to our debt investments.

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

Certain of the warrants we hold to acquire equity securities in portfolio companies include a “cashless exercise” provision to allow us to exercise these rights without requiring us to make any additional cash investment. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. It is possible that these equity interests may become worthless. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience on our debt securities.

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

The incentive fee payable by us to our former investment adviser, calculated as a percentage of the return on invested capital, may have created an incentive for our former investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns.

In addition, our former investment adviser had control over the timing of the acquisition and sale of our equity investments, and therefore control over when we realized gains and losses on these equity investments. As a result, our former investment adviser may have faced a conflict of interest in determining when it was appropriate to sell a specific equity investment, to the extent that doing so may serve to maximize its incentive fee at a point where selling such investment may not necessarily be in the best interests of our stockholders. Our Board of Directors monitored such conflicts of interest in connection with its review of the performance of our former investment adviser under our former Investment Advisory Agreement, as well as during its quarterly review of our financial performance and results of operations.

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

Our ability to enter into transactions with our affiliates is restricted, which may limit our ability to liquidate our portfolio investments.

We are prohibited under the 1940 Act from knowingly participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security to such affiliate, absent the prior approval of our independent directors. These restrictions, by restricting possible purchasers of our portfolio investments, may limit our ability to monetize our portfolio investments and achieve our Investment Objective.

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

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income, such as payment-in-kind (PIK) interest on certain debt investments.

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

To the extent original issue discount (OID) or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments include OID instruments or contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●     The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

●     Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

●     OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

●     For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which led to disruption and instability in the global markets, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our existing portfolio investments or our ability to monetize those portfolio investments in accordance with our Investment Objective.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements and other rules implemented by the SEC.

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.

We are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunication outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics;

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our Investment Objective and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, including potentially significant corporate transactions such as the Plan or any potential strategic alternatives to the Plan, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters, which may impair our ability to execute our Investment Objective and monetize our portfolio investments.

Our Board of Directors may change certain of our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our Investment Objective, certain of our current operating policies, investment criteria and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). We cannot predict the effect any changes to our Investment Objective, current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

We have internalized and engaged third parties to provide administrative functions to us, and, therefore, expect to incur significant costs, even in the event the value of your investment declines.

On October 5, 2015, our Board of Directors approved the termination of the Investment Advisory Agreement to take effect on the Termination Date. Our Board of Directors has engaged the Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including our Chief Executive Officer and Chief Financial Officer. Following the Termination Date, although we no longer bear the costs of the various fees and expenses we had paid to our former investment adviser under the Investment Advisory Agreement, by engaging third parties to provide administrative functions, we will incur additional costs.

The Administrator fee is $669,500 per annum. The Administrator fee is payable regardless of whether the value of our gross assets or your investment declines. As a result, we will owe our Administrator a fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the Administrator fee is paid.

Risks Related to Our Common Stock

The market price of our shares of common stock may be adversely affected if we are unable to implement our Investment Objective.

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

Our investments also involve a high degree of risk and, as a result, we may incur losses in the value of our investment portfolio. Portfolio company investments are highly speculative and, therefore, an investor in our common stock may lose his entire investment. Unrealized depreciation of the debt and equity securities of our portfolio companies will always be a by-product and risk of our business, and there can be no assurance that we will be successful in executing our Investment Objective. The market price of our shares of common stock may be adversely affected if we are unable to successfully implement our investment strategy, and an investment in our common stock would not be suitable for investors with lower risk tolerance.

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

Since shares of our common stock were listed on the Nasdaq Capital Market beginning December 12, 2011, the trading price of our common stock has fluctuated substantially. We expect that the trading price of our common stock will continue to fluctuate substantially. The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares;

●	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

●	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

●	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

●	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

●	general economic conditions and trends;

●	fluctuations in the valuation of our portfolio investments;

●	public perception of the value of our portfolio companies;

●	operating performance of companies comparable to us;

●	market sentiment in the technology sector in which we invest; or

●	departures of any of the officers, directors, or other investment professionals.

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

There is a risk that you may not receive dividends or that our dividends may be reduced over time, particularly since we do not intend to make new portfolio investments, our current portfolio company investments consist primarily of securities that do not produce current income, and our board has approved the liquidating trust Plan.

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

If we convert to a liquidating trust pursuant to the Plan, subject to final approval of the trustees of the liquidating trust, we anticipate that the liquidating trust will make a special cash distribution to holders of beneficial interests in the liquidating trust shortly after the conversion. There can be no assurances at this time as to the amount of the special cash distribution or that our stockholders will approve the Plan and we will convert to the liquidating trust. Moreover, although the liquidating trust will be required to make distributions at least annually, we cannot make guarantees as to the amount of such distributions or the ability of the liquidating trust to dispose of its illiquid assets.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Our bylaws contain a provision exempting any and all acquisitions by any person of our shares of stock from the Control Share Act under the Maryland General Corporation Law. If our Board of Directors does not otherwise approve a business combination, the Control Share Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Although our bylaws include such a provision, such a provision may also be amended or eliminated by our Board of Directors at any time in the future, provided that we notify the Division of Investment Management at the SEC prior to amending or eliminating this provision. However, the SEC has recently taken the position that the Control Share Act is inconsistent with the 1940 Act and may not be invoked by a BDC. It is the view of the staff of the SEC that opting into the Control Share Act would be acting in a manner inconsistent with section 18(i) of the 1940 Act. Additionally, under our charter, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. These antitakeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

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

	Price Range
Quarter Ended	High	Low
2016
December 31, 2016	$2.35	$1.47
September 30, 2016	$2.52	$1.78
June 30, 2016	$2.73	$1.83
March 31, 2016	$3.20	$1.96

2015
December 31, 2015	$4.74	$3.02
September 30, 2015	$5.19	$4.31
June 30, 2015	$5.30	$3.75
March 31, 2015	$5.15	$4.70

The last reported price for our common stock on March 30, 2017 was $2.27 per share. As of March 31, 2017, we had approximately 700 stockholders of record.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a sustained discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. Since the listing of our common stock on Nasdaq, our shares have typically traded at a discount to our net asset value per share, and there is no assurance that shares of our common stock will ever trade at or above our net asset value, or near the initial listing price of $10.00 per share.

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

During the year ended December 31, 2016, we repurchased 113,354 shares of our common stock at an average price of $2.08 per share, including commissions, with a total cost of $235,577. Our net asset value per share increased by $0.02 per share as a result of the repurchased shares during the year ended December 31, 2016. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2016 was 41%. Details of the monthly share repurchases under our stock repurchase program during the year ended December 31, 2016 are set forth in the table below.

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program(1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Balance at December 31, 2015				—	$—	$2,000,000
January 2016	2,008	$4,236	$2.11	2,008	4,236	1,995,764
February 2016	4,400	9,372	2.13	6,408	13,608	1,986,392
April 2016	18,808	49,775	2.65	25,216	63,383	1,936,617
May 2016	3,083	7,103	2.30	28,299	70,486	1,929,514
June 2016	1,344	2,907	2.16	29,643	73,393	1,926,607
August 2016	36,116	70,215	1.94	65,759	143,608	1,856,392
September 2016	47,595	91,969	1.93	113,354	235,577	1,764,423
Total	113,354	$235,577	$2.08	113,354	$235,577

(1)	The table above reflects shares purchased as part of the stock repurchase program authorized on November 10, 2015 which expires on May 10, 2017.

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

Period	Total Number of Shares Repurchased	Total Cost of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program(1)	Total Cost of Shares Purchased as Part of the Publicly Announced Program(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Balance at December 31, 2014				128,977	$665,998	$4,334,002
May 2015	15,231	$78,103	$5.13	144,208	744,101	4,255,899
June 2015	55,308	273,935	4.95	199,516	1,018,036	3,981,964
August 2015	16,554	81,757	4.94	216,070	1,099,793	3,900,207
September 2015	30,417	148,673	4.89	246,487	1,248,466	3,751,534
Total	117,500	$582,468	$4.96	246,487	$1,248,466

(1)	The table above reflects shares purchased as part of the stock repurchase program authorized on September 22, 2014 which expired on September 22, 2015.

Distributions

Distribution Policy

Distributions to our stockholders, if any, will be out of assets legally available for distribution, as determined by our Board of Directors, with the intention of distributing up to 100% of the proceeds from the sales of our portfolio investments.

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

If our distributions for any year exceed our net investment income and net realized capital gains, the difference will be distributed from our capital and will constitute a return of capital to our stockholders. A return of capital is generally not taxable and, instead, reduces a stockholder’s tax basis in his shares of our common stock. A return of capital does not necessarily reflect our investment performance and generally does not reflect income earned. The tax character of a distribution is determined based upon our total net investment income, net realized capital gains and distributions made with respect to a taxable year and, therefore, cannot be finally determined until after the close of the relevant taxable year. Distributions representing a return of capital also deplete our total assets.

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

If we convert to a liquidating trust pursuant to the Plan, subject to final approval of the trustees of the liquidating trust, we anticipate that the liquidating trust will make a special cash distribution to holders of beneficial interests in the liquidating trust shortly after the conversion. There can be no assurances at this time as to the amount of the special cash distribution or that our stockholders will approve the Plan and we will convert to the liquidating trust. Moreover, although the liquidating trust will be required to make distributions at least annually, to the extent there are any proceeds from a sale of assets, we cannot make guarantees as to the amount of such distributions or the ability of the liquidating trust to dispose of its illiquid assets.

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

Dividend History

We did not declare any distributions to stockholders during the year ended December 31, 2016. The following table summarizes our distributions declared for the year ended December 31, 2015:

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

Performance Graph

Our common stock was listed and began trading on Nasdaq on December 12, 2011. We have presented the last five years of performance history and cumulative stockholder return for the period beginning December 31, 2011 and ending December 31, 2016.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Crossroads Capital, Inc., the Russell 2000 Index,
and a Peer Group

This graph and other information furnished under Part II. Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Because of the change in our investment objective to preserve capital and maximize stockholder value and the expected variance in our ability to make distributions to stockholders, the above performance measurement may not be meaningful going forward. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited financial statements included our annual reports on Form 10-K for the respective years. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

		At and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total investment income	$175,316	$48,431	$69,295	$39,953	$3,870
Operating expenses:
Base management fees	—	1,232,563	1,568,964	1,462,495	1,533,808
Incentive fees	—	(2,130,443)	548,796	1,523,189	425,519
Administrative expenses allocated from investment adviser	—	423,628	570,074	651,811	633,997
Operating expenses before expense waiver from investment adviser	2,065,916	1,338,426	3,847,903	5,352,788	4,056,856
Waiver of base management fees	—	—	(97,797)	—	—
Total operating expenses net of expense waiver from investment adviser	2,065,916	1,338,426	3,750,106	5,352,788	4,056,856
Net investment loss	(1,890,600)	(1,289,995)	(3,680,811)	(5,312,835)	(4,052,986)
Net realized gain (loss)	(1,345,417)	(1,157,446)	6,778,371	4,400,178	282,203
Net (decrease) increase in unrealized appreciation	(17,143,896)	(9,051,699)	(4,034,392)	3,215,772	1,845,390
Net (decrease) increase in net assets resulting from operations	(20,379,913)	(11,499,140)	(936,832)	2,303,115	(1,925,393)

Per Share Data:
Net asset value per common share	$2.96	$5.06	$6.82	$7.65	$8.00
Net investment loss (1)	(0.20)	(0.13)	(0.38)	(0.59)	(0.44)
Net (decrease) increase in net assets resulting from operations (1)	(2.12)	(1.18)	(0.10)	0.25	(0.21)
Distributions declared	—	0.60	0.70	0.49	0.03

Balance Sheet Data at Period End:
Investment in portfolio company securities at fair value	$9,204,468	$34,745,757	$45,841,199	$61,976,805	$65,023,706
Cash and cash equivalents	19,329,250	13,655,862	27,437,568	13,537,328	8,934,036
Total assets	28,723,562	49,162,791	74,073,236	75,616,554	74,385,077
Total liabilities	423,993	247,732	7,239,699	2,577,084	972,137
Net assets	28,299,569	48,915,059	66,833,537	73,039,470	73,412,940
Common shares outstanding	9,563,130	9,676,484	9,793,994	9,548,902	9,174,785

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. The forward-looking statements contained in this annual report are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those express or forecasted in the forward-looking statements, including without limitation:

●	our ability to implement and proceed with the plan of liquidation, the difficulty associated with monetizing certain of our portfolio investments due to the lack of liquidity in many such investments and the ability of our stockholders to achieve current fair values of portfolio investments pursuant to the plan of liquidation, if implemented;

●	risks related to our consideration of strategic alternatives;

●	the impact of our current investment objective on the value of our investments, including a decline in the value of our net assets and an increase in operating expenses as a percentage of our net assets and the possibility that near-term sales will realize values less than the current fair values of our investments;

●	the impact of our operating expenses and contingent liabilities on the disposition of our portfolio investments;

●	the impact of a protracted decline in the market for IPOs or a lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments;

●	uncertainty as to the value of our portfolio investments;

●	risks inherent to the operations of our portfolio companies, including market volatility, operating losses, intense competition and general economic or industry-specific downturns and other risks specific to certain industries in which our portfolio investments are engaged, such as the technology industry, healthcare and life sciences industries, and energy and energy-related technology industries;

●	risks inherent to our investment in Growth Companies, including a lack of available information, dependence on the talents of key management personnel, lack of a diversified product line, customer concentration and vulnerability to economic downturns;

●	our failure to make follow-on investments in our portfolio companies;

●	the inability of our portfolio investments to perform as expected, to commercialize their technologies, products, business concepts or services, or to adequately protect their intellectual property rights;

●	the inability of our portfolio investments to obtain additional capital to satisfy continuing working capital and other capital requirements necessary to reach the next stage of development or continue operations;

●	the impact of specific laws and regulations applicable to our portfolio investments that may constrain their ability to offer their products or services;

●	the risks associated with our debt investments, including default risk, covenant compliance risk and subordination risk;

●	the possibility of defaults by our portfolio investments;

●	our portfolio companies entering into bankruptcy or insolvency proceedings;

●	the complex capital structure of our portfolio investments and the impact that may have on the value of our existing equity investments;

●	the speculative nature of our equity investments;

●	our failure to maintain our status as a BDC;

●	fluctuations in our periodic results that may cause a decline in the net asset value of our common stock;

●	the ability of our Administrator to terminate upon short notice and the risk that we may be unable to find a suitable replacement;

●	the significant costs and expenses associated with our Administrator;

●	the restrictions imposed on us from regulations specific to BDCs, including our limited ability to enter into transactions with our affiliates;

●	our exposure to corporate-level income tax if we are unable to qualify as a RIC;

●	difficulty in paying required distributions;

●	risks associated with a portion of our income being OID or PIK interest;

●	general economic, political and market conditions that may adversely affect our business;

●	the significant expense associated with being a public company;

●	cyber-security risks and risks associate with failures in our information systems;

●	securities litigation;

●	future changes in our investment objective, operating policies and strategies; and

●	the additional risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this annual report on Form 10-K and in our filings with the SEC.

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

Overview

We were incorporated on May 9, 2008 under the laws of the State of Maryland and are an internally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Effective December 2, 2015, we changed our name from BDCA Venture, Inc. to Crossroads Capital, Inc. Effective January 1, 2010, we elected to be treated for U.S. Federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We commenced our portfolio company investment activities in January 2010. The shares of our common stock have been listed on the Nasdaq Capital Market since December 12, 2011 and we are currently traded under the ticker symbol “XRDC”.

Our Investment Objective is to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses and, as of March 25, 2016, to monetize our portfolio holdings at the earliest practicable date. On May 3, 2016, our Board of Directors approved the Plan, pursuant to which we plan to convert into a liquidating trust with the sole purpose of liquidating our assets and distributing the proceeds to our stockholders. The Plan is subject to the approval of our stockholders, which our Board of Directors intends to seek at a special meeting called for the purpose of approving the Plan and certain related matters, including the withdrawal of our election to be regulated as a BDC under the 1940 Act and the delisting of our stock from Nasdaq Capital Market, as detailed in the preliminary proxy statement filed with the SEC on May 5, 2016, which was subsequently amended on June 27, 2016. Our Board of Directors has not yet set a date for the special meeting. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives. On August 24, 2016, as part of this strategy to liquidate the Company, we announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm (“Setter Capital”), to assist us in identifying prospective buyers for our portfolio investments.

We are internally managed, although we do receive certain administrative services from our Administrator, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer.

For the December 31, 2016 valuation of our portfolio investments that are not publicly traded, an independent valuation firm assisted our Board of Directors in its determination of the value of three investments in our portfolio. Our Administrator assisted our Board of Directors in its determination of the value of all of the investments in our portfolio and the funds held in escrow from the sale of investments (“Escrowed Funds”).

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

We had the following portfolio company activity during the year ended December 31, 2016.

●	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange company (“SFCE”), and a global integrated energy provider. As a result, our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. Our shares of SFCE common stock were subject to a lockup period which expired in February 2016. In August 2016, we completed the disposition of our entire position in SFCE, selling 820,686 shares of SFCE common stock in open market transactions for total net proceeds of $110,746, resulting in a net realized loss of $1,198,707.

●	On January 15, 2016, $606,984 was released to us from the Xtime escrow without any offset for indemnity claims. As of December 31, 2016, we recognized $6,067 in additional proceeds in connection with the expense fund related to Xtime’s merger transaction. These funds continue to be held in escrow and any remaining balance will be distributed to us on or around November 18, 2017 in accordance with the transaction agreements.

●	On January 20, 2016, our Board of Directors approved and, on January 25, 2016, we signed an indication of interest to purchase additional Series B preferred stock in Harvest Power, Inc. as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, we purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as our existing Series B preferred stock, with the exception that all of our Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. We did not elect to purchase any Series B-1 preferred shares in this offering.

●	On May 17, 2016, we completed an investment of $30,459 in BrightSource Energy as part of a rights offering of senior secured promissory notes to certain holders of BrightSource Energy preferred stock and its outstanding promissory notes. Since we purchased our pro rata portion in the debt financing, 52,357 shares of Series 1A non-convertible preferred stock were automatically exchanged for 52,357 shares of Series 1 convertible preferred stock. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes, which were issued to us in the initial principal amount of $107,977, and the convertible bridge notes, which were issued to us in the initial principal amount of $205,193, was extended to March 31, 2017.

●	In July and August 2016, we sold our remaining position in Tremor Video, selling 299,999 shares of Tremor Video common stock in open market transactions for total net proceeds of $582,613, resulting in a net realized loss of $1,417,384.

●	On August 9, 2016, Deem completed an initial closing of its Series CC-1 Preferred Stock financing (the “Series CC-1 Financing”). We did not participate in this offering. Pursuant to the Series CC-1 Financing, each share of outstanding preferred stock was automatically converted into common stock (the “Conversion”) and a 20-for-one reverse stock split was effected on all outstanding shares of common stock (the “Reverse Split”). As a result of the Conversion and Reverse Split, our 929,212 shares of Series AA-1 Convertible Preferred Stock were exchanged into 46,461 shares of Common Stock.

●	On September 15, 2016, Mode Media ceased operations and subsequently announced the assignment of substantially all the assets of Mode Media to its liquidating agent, Sherwood Partners, Inc., of Mountain View, CA. As of December 31, 2016, our securities in Mode Media had a fair value of $0.

●	On November 29, 2016, we sold 1,338,302 shares of our Metabolon Series D preferred stock in a secondary market sale for total net proceeds of $3,466,202, resulting in a net realized gain of $1,064,606. We continue to own 890,719 shares of Metabolon Series D preferred stock.

●	On December 7, 2016, we sold our entire position of 1,084,873 shares of Centrify Series E convertible preferred stock in a secondary market sale for total net proceeds of $3,200,000, resulting in a net realized gain of $200,001.

During the year ended December 31, 2016, Setter Capital assisted us with the sale of our securities in Metabolon and Centrify. Setter Capital continues to assist us with the sale of our remaining portfolio investments. As a December 31, 2016, we had Investment banking advisory fees payable to Setter Capital of $175,000.

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2016, 2015 and 2014 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and funds held in escrow from the sale of investments (“Escrowed Funds”) held at the end of each period:

	Years Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Metabolon, Inc.	$1,064,606	$(1,573,045)	$—	$—	$—	$—
Centrify Corporation	200,001	(70,001)	—	—	—	—
Shunfeng International Clean Energy Ltd.	(1,198,707)	1,127,463	—	—	—	—
Tremor Video, Inc.	(1,417,384)	1,381,999	(1,182,240)	1,139,004	—	—
Xtime, Inc.	6,067	(487)	13,930	—	7,511,947	(2,830,000)
TrueCar, Inc.	—	—	—	—	3,519,048	(720,004)
Kabam, Inc.	—	—	—	—	671,140	(291,140)
Millennial Media, Inc.	—	—	10,864	—	(348,201)	(3,074,247)
Livescribe, Inc.	—	—	—	—	(606,186)	606,186
Stoke, Inc.	—	—	—	—	(3,969,283)	2,560,000
Subtotal - Portfolio Company Investments Sold During Period	(1,345,417)	865,929	(1,157,446)	1,139,004	6,778,465	(3,749,205)
Portfolio Company Investments Held at End of Period	—	(18,017,567)	—	(10,274,427)	—	(185,444)
Total Portfolio Company Investments	(1,345,417)	(17,151,638)	(1,157,446)	(9,135,423)	6,778,465	(3,934,649)
Funds Held in Escrow from Sale of Investment	—	7,742	—	83,724	—	(99,743)
Total Portfolio Company Financial Assets	$(1,345,417)	$(17,143,896)	$(1,157,446)	$(9,051,699)	$6,778,465	$(4,034,392)

Portfolio Composition

The total value of our investments was $9.2 million at December 31, 2016, compared to $34.7 million at December 31, 2015.

The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of December 31, 2016 and December 31, 2015.

	December 31, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$22,225,681	$8,648,677	93.00%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	191,323	2.06%	—	420,000	1.19%
Common Stock	10,333,392	155,000	1.67%	6,088,558	80,000	0.23%
Convertible Notes	296,594	45,052	0.48%	265,929	530,000	1.50%
Secured Notes	168,448	164,416	1.77%	121,759	121,759	0.34%
Subtotal - Privately Held Portfolio Companies	33,024,115	9,204,468	98.98%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	—	—	—%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	33,024,115	$9,204,468	98.98%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	103,185	94,907	1.02%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$33,127,300	$9,299,375	100.00%	$42,117,868	$35,433,839	100.00%

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

Set forth below are the results of operations comparing the years ended December 31, 2016 and 2015 and the years ended December 31, 2015 and 2014.

Comparison of the Years Ended December 31, 2016 and 2015

Investment Income

For the years ended December 31, 2016 and 2015, we earned interest and dividend income from cash and cash equivalents of $128,420 and $8,446, respectively. During the year ended December 31, 2016, we also earned payment-in-kind (“PIK”) interest of $46,896 on our convertible note and secured note investments in BrightSource. During the year ended December 31, 2015, we earned PIK interest of $39,985 on our convertible note and secured note investments in BrightSource.

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

The following table shows our PIK loan activity for the years ended December 31, 2016 and 2015, at cost:

	Years Ended December 31,
	2016	2015
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$387,688	$347,703
Addition of PIK loans during period	30,459	—
PIK interest accreted to principal during period	46,895	39,985
Ending PIK loan balance (inclusive of PIK interest capitalized)	$465,042	$387,688

During the year ended December 31, 2016, we purchased $30,459 of senior secured promissory notes in BrightSource with an interest rate of 11.5% and maturity date of March 31, 2017. As of December 31, 2016, the only notes with PIK interest that we held were issued by BrightSource. As of December 31, 2016, we were accruing PIK interest on each of our PIK loans, and none of our PIK loans were on non-accrual status.

We did not make any investments in PIK loans during the year ended December 31, 2015.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2016 and 2015, respectively, were as follows.

	Year Ended December 31,
	2016	2015	Increase / Decrease
Operating expenses:
Professional fees	$731,787	$919,030	$(187,243)
Administrator fees	750,495	180,000	570,495
Investment banking advisory fees	175,000	—	175,000
Directors fees	117,500	128,750	(11,250)
Insurance expenses	101,645	80,872	20,773
Chief compliance officer fees	59,000	4,000	55,000
Stock transfer agent fees	44,602	52,880	(8,278)
Marketing and advertising expenses	9,467	19,800	(10,333)
Custody fees	6,000	6,000	—
Postage and fulfillment expenses	2,815	45,417	(42,602)
Travel expenses	5,345	17,357	(12,012)
Public and investor relations expenses	—	205,295	(205,295)
Printing and production expenses	—	26,259	(26,259)
Base management fees	—	1,232,563	(1,232,563)
Incentive fees	—	(2,130,443)	2,130,443
Administrative expenses allocated from investment adviser	—	423,628	(423,628)
General and administrative expenses	62,260	127,018	(64,758)
Total operating expenses	$2,065,916	$1,338,426	$727,490

Total operating expenses for the years ended December 31, 2016 and 2015 were $2,065,916 and $1,338,426, respectively, an increase of $727,490 compared to the prior period.

Professional fees for the year ended December 31, 2016 and 2015 were $731,787 and $919,030, respectively, a decrease of $187,243 compared to the prior period due primarily to decreases in audit fees, legal fees and Sarbanes Oxley consulting fees, partially offset by increases in valuation services and accounting consulting fees compared to the prior period.

Administrator fees for the year ended December 31, 2016 and 2015 were $750,495 and $180,000, respectively, an increase of $570,495 compared to the prior period primarily as a result of the engagement of our Administrator following the termination of our former Investment Advisory Agreement. For the year ended December 31, 2015, we incurred base management fees of $1,232,563 and administrative expenses allocated from BDCA Venture Adviser of $423,628. For the year ended December 31, 2015, we also recorded a reduction of accrued incentive fees of $2,130,443.

Investment banking advisory fees for the year ended December 31, 2016 and 2015 were $175,000 and $0, respectively, an increase of $175,000 compared to the prior period primarily as a result of the engagement of Setter Capital, Inc. to assist us in identifying prospective buyers for our portfolio investments during the year ended December 31, 2016.

Chief compliance officer fees for the year ended December 31, 2016 and 2015 were $59,000 and $4,000, respectively, an increase of $55,000 compared to the prior period as a result of the engagement of our Chief Compliance Officer following the termination of our former Investment Advisory Agreement.

Directors fees for the year ended December 31, 2016 and 2015 were $117,500 and $128,750, respectively, a decrease of $11,250 compared to the prior period due primarily to a decrease in the total number of members serving on our Board of Directors compared to the prior period, partially offset by an increase in the compensation paid to our Nominating Committee Chairman and Compensation Committee Chairman during the year ended December 31, 2016.

Public and investor relations expenses for the year ended December 31, 2016 and 2015 were $0 and $205,295, respectively, a decrease of $205,295 compared to the prior period due primarily to the proxy administrative and solicitation services expenses incurred during the year ended December 31, 2015 as a result of the contested proxy campaign in connection with our 2015 Annual Meeting and a decrease in investor relations services previously provided by RCS Advisory Services, LLC (“RCS Advisory”), an affiliated entity of BDCA Venture Adviser, compared to the prior period. RCS Advisory no longer provides us with services.

Base management fees, accrued incentive fees and administrative expenses allocated from our investment adviser ended in connection with the termination of our former Investment Advisory Agreement in December 2015. Accordingly, for the year ended December 31, 2016, we did not pay any fees to an investment adviser. For the year ended December 31, 2015, we incurred base management fees of $1,232,563 and administrative expenses allocated from BDCA Venture Adviser of $423,628. For the year ended December 31, 2015, we also recorded a reduction of accrued incentive fees of $2,130,443. No incentive fees were earned for the year ended December 31, 2015. See Note 4 – Related Party Agreements and Transactions – to the financial statements of this annual report on Form 10-K for a further discussion of the fees under our former Investment Advisory Agreement and other agreements with BDCA Venture Adviser.

Net Investment Loss

Net investment losses for the years ended December 31, 2016 and 2015 were $1,890,600 and $1,289,995, respectively. The increase of $600,605 in net investment loss for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily attributable to increases in administrator fees and investment banking advisory fees during the year ended December 31, 2016 and the reversal of incentive fees during the prior period, partially offset by decreases in base management fees, administrative expenses allocated from our former investment adviser, public and investor relations expenses and professional fees during the year ended December 31, 2016, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.20 for the year ended December 31, 2016 compared to basic and diluted net investment loss per common share outstanding of $0.13 for the year ended December 31, 2015. The weighted average common shares outstanding for the years ended December 31, 2016 and 2015 were 9,627,958 and 9,739,237, respectively.

Net Realized Gain (Loss)

For the year ended December 31, 2016, net realized loss totaled $1,345,417. During the year ended December 31, 2016, we sold 299,999 shares of Tremor Video common stock, 1,338,302 shares of Metabolon Series D preferred stock and our entire positions in SFCE and Centrify Corp. During the year ended December 31, 2016, we also we recognized $6,067 in additional proceeds in connection with the expense fund related to Xtime’s merger transaction.

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

For additional information regarding the investment cost, net proceeds and net realized gain (loss) for each of the portfolio company positions sold by us during the years ended December 31, 2016 and 2015, see “-Portfolio Activity” above.

Net Increase (Decrease) in Unrealized Appreciation (Depreciation)

For the year ended December 31, 2016, the net increase in unrealized depreciation on portfolio company investments and Escrowed Funds totaled $17,143,896. For the year ended December 31, 2015, the net decrease in unrealized appreciation on portfolio company investments and Escrowed Funds totaled $9,051,669. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of December 31, 2016 and 2015, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds comprising the net increase in unrealized depreciation of $17,143,896 for the year ended December 31, 2016, or $1.78 per common share outstanding during the period:

	December 31, 2016			December 31, 2015			Year to Date
Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)
Zoosk, Inc.	$2,999,999	$3,300,000	$300,001	$2,999,999	$3,780,000	$780,001	$(480,000)
Metabolon, Inc.	1,598,404	2,685,000	1,086,596	4,000,000	6,620,000	2,620,000	(1,533,404)
SilkRoad, Inc.	6,337,785	1,340,000	(4,997,785)	6,337,785	9,620,000	3,282,215	(8,280,000)
Harvest Power, Inc.	3,148,565	1,415,000	(1,733,565)	2,904,526	1,430,000	(1,474,526)	(259,039)
BrightSource Energy, Inc.	3,362,173	209,468	(3,152,706)	3,284,819	1,051,759	(2,233,060)	(919,646)
Suniva, Inc.(1)	1,244,834	155,000	(1,089,834)	1,244,834	173,010	(1,071,824)	(18,010)
MBA Polymers, Inc.	2,000,000	100,000	(1,900,000)	2,000,000	235,000	(1,765,000)	(135,000)
Mode Media Corporation	4,999,999	—	(4,999,999)	4,999,999	4,806,000	(193,999)	(4,806,000)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—
Deem, Inc.	3,000,000	—	(3,000,000)	3,000,000	3,160,000	160,000	(3,160,000)
Centrify Corporation	—	—	—	2,999,999	3,070,000	70,001	(70,001)
Tremor Video, Inc.	—	—	—	1,999,997	617,998	(1,381,999)	1,381,999
Shunfeng International Clean Energy Ltd. (1)	—	—	—	1,309,453	181,990	(1,127,463)	1,127,463
Total Portfolio Company Investments	33,024,115	9,204,468	(23,819,648)	41,413,767	34,745,757	(6,668,010)	(17,151,638)
Funds held in escrow from sale of investment	103,185	94,907	(8,278)	704,101	688,082	(16,019)	7,742
Total Portfolio Company Financial Assets	$33,127,300	$9,299,375	$(23,827,926)	$42,117,868	$35,433,839	$(6,684,029)	$(17,143,896)

(1)	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with SFCE and our 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock in Suniva were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The aggregate cost and fair value of our Suniva Series F and Series D preferred stock as of December 31, 2015 was $2,554,287 and $355,000, respectively. For purposes of this presentation, the cost and fair value of our Suniva preferred stock as of December 31, 2015 has been allocated to the Suniva Class A common stock and SFCE common stock based on the final merger consideration received in the transaction.

Net Increase (Decrease) in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the year ended December 31, 2016 was $20,379,913, which included $1,345,417 in net realized losses and a net increase in unrealized depreciation of $17,143,896 during such period, compared to a net decrease in our net assets resulting from operations for the year ended December 31, 2015 of $11,499,140, which included $1,157,446 in net realized losses and a net decrease in unrealized appreciation of $9,051,699 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $2.12 for the year ended December 31, 2016, compared to basic and diluted net decrease in net assets resulting from operations per common share of $1.18 per common share for the year ended December 31, 2015. The weighted average common shares outstanding for the years ended December 31, 2016 and 2015 were 9,627,958 and 9,739,237, respectively.

Comparison of the Years Ended December 31, 2015 and 2014

Investment Income

For the years ended December 31, 2015 and 2014, we earned interest and dividend income from cash and cash equivalents of $8,446 and $2,809, respectively. During the year ended December 31, 2015, we also earned payment-in-kind (“PIK”) interest of $39,985 on our subordinated convertible bridge note and our subordinated secured note investments in BrightSource. During the year ended December 31, 2014, we earned PIK interest of $66,486 on our subordinated convertible bridge note investments in BrightSource, SilkRoad and Agilyx and our subordinated secured note investments in BrightSource.

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

The following table shows our PIK loan activity for the years ended December 31, 2015 and 2014, at cost:

	Years Ended December 31,
	2015	2014
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$347,703	$1,242,569
Addition of PIK loans during period	—	440,334
PIK interest accreted to principal during period	39,985	66,486
Conversion of PIK loans into equity during the period	—	(1,401,288)
Payments received from PIK loans during the period	—	(398)
Ending PIK loan balance (inclusive of PIK interest capitalized)	$387,688	$347,703

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

	Years Ended December 31,
	2015	2014	Increase / Decrease
Operating expenses:
Base management fees	$1,232,563	$1,568,964	$(336,401)
Incentive fees	(2,130,443)	548,796	(2,679,239)
Administrative expenses allocated from investment adviser	423,628	570,074	(146,446)
Professional fees	1,103,030	403,959	669,071
Directors fees	128,750	112,500	16,250
Public and investor relations expenses	205,295	86,588	118,707
Insurance expenses	80,872	55,718	25,154
Travel expenses	17,357	68,733	(51,376)
Stock transfer agent fees	52,880	58,929	(6,049)
Marketing and advertising expenses	19,800	46,747	(26,947)
Printing and production expenses	26,259	46,696	(20,437)
Postage and fulfillment expenses	45,417	34,884	10,533
Interest expense on borrowings	—	14,819	(14,819)
Custody fees	6,000	6,000	—
General and administrative expenses	127,018	224,496	(97,478)
Total operating expenses	1,338,426	3,847,903	(2,509,477)
Waiver of base management fees	—	(97,797)	97,797
Net operating expenses	$1,338,426	$3,750,106	$(2,411,680)

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

The decrease of $14,819 in interest expense on borrowings for the year ended December 31, 2015 compared to the year ended December 31, 2014 was the result of the interest expense on our short-term borrowing used to finance the purchase of $20 million of short-term U.S. Treasury Bills to satisfy our RIC diversification requirement in 2014.

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

	December 31, 2015			December 31, 2014			Year to Date

	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)
SilkRoad, Inc.	$6,337,785	$9,620,000	$3,282,215	$6,337,785	$8,860,000	$2,522,215	$760,000
Metabolon, Inc.	4,000,000	6,620,000	2,620,000	4,000,000	7,790,000	3,790,000	(1,170,000)
Mode Media Corporation	4,999,999	4,806,000	(193,999)	4,999,999	6,850,000	1,850,001	(2,044,000)
Zoosk, Inc.	2,999,999	3,780,000	780,001	2,999,999	3,790,000	790,001	(10,000)
Deem, Inc.	3,000,000	3,160,000	160,000	3,000,000	4,290,000	1,290,000	(1,130,000)
Centrify Corporation	2,999,999	3,070,000	70,001	2,999,999	3,310,000	310,001	(240,000)
Harvest Power, Inc.	2,904,526	1,430,000	(1,474,526)	2,904,526	2,620,000	(284,526)	(1,190,000)
BrightSource Energy, Inc.	3,284,819	1,051,759	(2,233,060)	3,244,834	1,389,202	(1,855,632)	(377,428)
Tremor Video, Inc.	1,999,997	617,998	(1,381,999)	4,000,001	1,721,997	(2,278,004)	896,005
Suniva, Inc.	2,554,287	355,000	(2,199,287)	2,554,287	1,740,000	(814,287)	(1,385,000)
MBA Polymers, Inc.	2,000,000	235,000	(1,765,000)	2,000,000	2,100,000	100,000	(1,865,000)
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	1,380,000	(2,952,356)	(1,380,000)
Total Portfolio Company Investments	41,413,767	34,745,757	(6,668,010)	43,373,786	45,841,199	2,467,413	(9,135,423)
Funds held in escrow from sale of investment	704,101	688,082	(16,019)	809,311	709,568	(99,743)	83,724
Total Portfolio Company Financial Assets	$42,117,868	$35,433,839	$(6,684,029)	$44,183,097	$46,550,767	$2,367,670	$(9,051,699)

The net decrease in unrealized depreciation in Tremor Video, a publicly traded company, during the year ended December 31, 2015 was comprised of: (i) the net decrease (reversal) of unrealized depreciation of $1,139,004 on the shares of Tremor Video we sold during the period for which we realized a net loss of $1,182,240, and (ii) the change in market price for the shares of Tremor Video we continued to hold, representing a net decrease in unrealized depreciation of $242,999.

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

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2016, we had cash and cash equivalents of $19.3 million as compared to $13.7 million and $27.4 million as of December 31, 2015 and 2014, respectively. The increase of $5.7 million in cash and cash equivalents during the year ended December 31, 2016 was primarily the result of: (i) net proceeds from the sales of our portfolio investments of $7.4 million, (ii) the receipt of $0.6 million in Escrowed Funds from the Xtime escrow, (iii) repurchases of our common stock totaling $0.2 million, and (iv) net cash used in operating activities of $2.1 million during the year ended December 31, 2016.

As of December 31, 2016, we had no indebtedness and accounts payable and accrued expenses of $0.4 million as compared to $0.2 million for the year ended December 31, 2015. As of December 31, 2014, we had no indebtedness and total accounts payable, accrued expenses and dividends payable of $7.2 million, including amounts owed to BDCA Venture Adviser.

Capital Raising

As of December 31, 2016, we had 9,563,130 shares of our common stock issued and outstanding.

We do not currently intend to raise additional common equity capital in the foreseeable future.

Regulatory Compliance

Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% Threshold”). However, the failure to meet the 50% Threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. We satisfied the diversification test as of December 31, 2016. A more detailed description of our RIC status is located in Item 1. — Business - Material U.S. Federal Income Tax Considerations of this annual report on Form 10-K.

Distributions

Distributions to our stockholders are payable only when and as declared by our Board of Directors and are paid out of assets legally available for distribution. We may fund cash distributions to stockholders from any sources of funds available to us. We have not established limits on the amount of funds we may use from available sources to make distributions.

We did not declare any distributions to stockholders during the year ended December 31, 2016. The following table summarizes our dividends declared for the year ended December 31, 2015:

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

Distribution Policy

Distributions to our stockholders, if any, will be out of assets for distribution, as determined by our Board of Directors, with the intention of distributing up to 100% of the proceeds from the sales of our portfolio investments.

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

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2016, we had not entered into any investment agreements which required us to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,983 were released to us from the Xtime escrow without any offset for indemnity claims. As of December 31, 2016, we recognized $6,067 in additional proceeds in connection with the expense fund related to Xtime’s merger transaction. The remaining funds held in the Xtime escrow are expected to be released in November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims. As of December 31, 2016 and 2015, Escrowed Funds were fair valued at $94,907 and $688,082, respectively. See Note 9 - Commitments and Contingencies.

We maintain a directors and officers liability insurance policy (the “D&O Policy”) and an excess coverage policy (the “Excess Policy”) which provide liability insurance coverage for our officers and directors. We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Under our former Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, we agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members of its investment committee) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding termination of the Investment Advisory Agreement.

As of December 31, 2016, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Portfolio Company Activity

On March 29, 2017, we sold our entire investment in SilkRoad, which was acquired before the present Board of Directors was elected, consisting of 6,361,938 shares of Series D-1 convertible preferred stock, 19,132,283 shares of Series D-2 convertible preferred stock and 1,683,460 Series D-1 preferred stock warrants. The transaction was a secondary market sale for total net proceeds of $1,340,000, resulting in a net realized loss of $4,997,785.

Nasdaq Notice of Delisting

On January 6, 2017, we received a notice (the “Notice”) from the Listings Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that we did not hold an annual meeting of stockholders during the 12 months from the end our fiscal year on December 31, 2015, as required by Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G).

We subsequently submitted a plan to regain compliance on February 17, 2017 pursuant to the procedures set forth in the Nasdaq Listing Rules. The plan was accepted by Nasdaq on February 28, 2017, and we have been granted an extension to hold our annual meeting no later than June 29, 2017 to regain compliance with the applicable Nasdaq Listing Rules. If we fail to satisfy these terms, Nasdaq would provide written notification of the delisting of our securities, which we could appeal to a Nasdaq hearings panel pursuant to procedures set forth in the Nasdaq Listing Rules.

Tabular Disclosure of Contractual Obligations

We are currently not a party to any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities and thus have omitted the tabular disclosure of contractual obligations.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

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

Valuation of Investments

Our investments generally consist of securities issued by private and publicly traded companies consisting of preferred stock, common stock, convertible notes, secured notes and warrants to purchase preferred stock which are included on our Schedule of Investments in the financial statements of this annual report on Form 10-K.

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

Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments and the differences could be material. Changes in fair value of these investments are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation).”

We have a lead valuation director, who is a non-interested member of our Board of Directors and acts as the liaison between our Board of Directors and our management for valuing our investments. With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

●	On a quarterly basis, each portfolio company will be analyzed based on the portfolio company’s most recently available historical and projected financial results, public market comparables, equity or other transactions and other factors.

●	Our management or an independent valuation firm, if involved, will conduct appraisals and make an assessment of the fair value of each investment, which will be used in deriving a preliminary valuation.

●	Our lead valuation director will review and discuss the preliminary valuations with our management and the assistance of the independent valuation firm, if any.

●	Our Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in our portfolio for which market quotations are not readily available based on the input of our management, the independent valuation firm, if any, and the lead valuation director.

For the December 31, 2016 valuation of our portfolio investments that are not publicly traded, an independent valuation firm assisted our Board of Directors in its determination of the value of three investments in our portfolio.

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

Administrative Services

On November 13, 2015, our Board of Directors approved the engagement of our Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the year ended December 31, 2016 and 2015, we incurred $741,000 and $180,000 of expenses related to the Administrator, respectively. As of December 31, 2016 and 2015, we had expenses payable to the Administrator of $191,000 and $51,308, respectively.

Effective December 2, 2015, we engaged the services of our Chief Compliance Officer. For the year ended December 31, 2016 and 2015, we incurred $59,000 and $4,000, respectively, of compliance fees. Prior to the Termination Date, we also reimbursed BDCA Venture Adviser for the allocable portion of compensation of our Chief Compliance Officer during the year ended December 31, 2015, with such expense included in the payment of administrative expenses allocated from our former investment adviser for the period. As of December 31, 2016 and 2015, we had expenses payable to our Chief Compliance Officer of $5,206 and $4,000, respectively.

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

Because there is initially no public market for the securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the estimated value of our portfolio company investments may differ significantly from the value that would be placed on the portfolio if a ready market for such securities existed. Changes in valuation of these portfolio company investments are recorded in our Statements of Operations as “Net change in unrealized appreciation (depreciation).” Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from cash and cash equivalents. As of December 31, 2016, we had cash and cash equivalents of $19.3 million, pending payment of our operating expenses or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates. We primarily invest our cash on hand in demand deposit accounts, short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities.

During December 2016, our demand deposit accounts earned an effective interest rate of approximately 0.95%. Assuming no other changes to our holdings of demand deposit accounts as of December 31, 2016, a one percentage point change in the underlying interest rate payable on our demand deposit accounts as of December 31, 2016 would not have a material effect on the amount of dividend income earned from our demand deposit accounts for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of December 31, 2016, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

As of December 31, 2016, we had no debt or borrowed money.

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

Item 8. Financial Statements

CROSSROADS CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and

The Board of Directors of

Crossroads Capital, Inc.

Lincoln, Nebraska

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Crossroads Capital, Inc. (the “Company”), as of December 31, 2016 and the related statement of operations, statement of changes in net assets, statement of cash flows and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the issuers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Crossroads Capital, Inc., as of December 31, 2016, and the results of its operations, changes in its net assets, cash flows, and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 3, the financial statements include investments valued at $9,204,468 (32.53% of net assets), whose fair values have been estimated under procedures established by the Board of Directors in the absence of readily ascertainable fair values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material. Our opinion is not modified with respect to this matter.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Crossroads Capital, Inc.

We have audited the accompanying statement of assets and liabilities of Crossroads Capital, Inc. (the “Company”), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets, and cash flows, and the financial highlights (included in Note 10), for the years ended December 31, 2015 and 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The accompanying financial highlights for the years ended December 31, 2013 and 2012 were audited by other auditors whose report thereon dated February 24, 2014, expressed an unqualified opinion on those financial highlights.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Crossroads Capital, Inc. as of December 31, 2015, and the results of its operations, its cash flows, the changes in its net assets and the financial highlights for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

New York, New York

March 29, 2016

Crossroads Capital, Inc.
Statement of Assets and Liabilities

	December 31,
	2016	2015
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $33,024,115 and $35,413,770, respectively)	$9,204,468	$27,507,759
Publicly-traded portfolio companies (Cost: $0 and $1,999,997, respectively)	—	617,998
Non-controlled affiliated investments:
Privately held portfolio companies (Cost: $0 and $4,000,000, respectively)	—	6,620,000
Total, investments in portfolio company securities at fair value (Cost: $33,024,115 and $41,413,767, respectively)	9,204,468	34,745,757

Cash and cash equivalents	19,329,250	13,655,862
Funds held in escrow from sale of investment at fair value (Cost: $103,185 and $704,101, respectively)	94,907	688,082
Prepaid expenses and other assets	94,937	73,090
Total assets	$28,723,562	$49,162,791

Liabilities
Due to related parties	$197,966	$180,703
Accounts payable	21,789	67,009
Accrued expenses and other liabilities	204,238	20
Total liabilities	$423,993	$247,732

Commitments and contingencies (Note 9)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,563,130 and 9,676,484 issued and outstanding, respectively	$9,563	$9,676
Additional paid-in capital	54,620,794	56,746,858
Accumulated net realized loss	(2,502,863)	(1,157,446)
Net unrealized depreciation on investments and funds held in escrow from sale of investment	(23,827,925)	(6,684,029)
Total net assets	$28,299,569	$48,915,059
Total liabilities and net assets	$28,723,562	$49,162,791
Net asset value per share	$2.96	$5.06

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.
Statement of Operations

	Years Ended December 31,
	2016	2015	2014
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$46,896	$39,985	$66,486
Interest and dividends from cash and cash equivalents	128,420	8,446	2,809
Total investment income	175,316	48,431	69,295

Operating expenses:
Professional fees	731,787	919,030	403,959
Administrator fees	750,495	180,000	—
Investment banking advisory fees	175,000	—	—
Directors fees	117,500	128,750	112,500
Insurance expenses	101,645	80,872	55,718
Chief compliance officer fees	59,000	4,000	—
Stock transfer agent fees	44,602	52,880	58,929
Marketing and advertising expenses	9,467	19,800	46,747
Custody fees	6,000	6,000	6,000
Travel expenses	5,345	17,357	68,733
Postage and fulfillment expenses	2,815	45,417	34,884
Printing and production expenses	—	26,259	46,696
Public and investor relations expenses	—	205,295	86,588
Interest expense on borrowings	—	—	14,819
Base management fees	—	1,232,563	1,568,964
Incentive fees	—	(2,130,443)	548,796
Administrative expenses allocated from investment adviser	—	423,628	570,074
General and administrative expenses	62,260	127,018	224,496
Operating expenses before expense waiver from investment adviser	2,065,916	1,338,426	3,847,903
Waiver of base management fees	—	—	(97,797)
Total operating expenses net of expense waiver from investment adviser	2,065,916	1,338,426	3,750,106
Net investment loss	(1,890,600)	(1,289,995)	(3,680,811)

Net realized gain (loss):
Unaffiliated investments	(2,416,090)	(1,157,446)	6,778,465
Non-controlled affiliated investments	1,064,606	—	—
Funds held in escrow from sale of investment	6,067	—	—
United States Treasury Bills	—	—	(94)
Total net realized gain (loss)	(1,345,417)	(1,157,446)	6,778,371

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	(14,531,638)	(7,965,423)	(5,584,649)
Non-controlled affiliated investments	(2,620,000)	(1,170,000)	1,650,000
Funds held in escrow from sale of investment	7,742	83,724	(99,743)
Total net change in unrealized appreciation (depreciation)	(17,143,896)	(9,051,699)	(4,034,392)

Net increase (decrease) in net assets resulting from operations	$(20,379,913)	$(11,499,140)	$(936,832)

Net investment loss per common share outstanding (basic and diluted)	$(0.20)	$(0.13)	$(0.38)
Net increase (decrease) in net assets resulting from operations per common share outstanding (basic and diluted)	$(2.12)	$(1.18)	$(0.10)
Weighted average common shares outstanding (basic and diluted)	9,627,958	9,739,237	9,729,764

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statement of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Treasury Stock At Cost	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain (Accumulated Net Realized Loss)	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2013 (2)	9,997,343	$9,997	$71,806,893	$(2,962,594)	$(2,216,888)	$—	$6,402,062	$73,039,470
Net (decrease) increase in net assets from operations	—	—	—	—	(3,680,811)	6,778,371	(4,034,392)	(936,832)
Distributions to stockholders from net realized gains (3)	374,069	374	2,174,894	—	—	(6,778,371)	—	(4,603,103)
Repurchase of common stock (128,977 shares)	—	—	—	(665,998)	—	—	—	(665,998)
Retirement of treasury stock at cost	(577,418)	(577)	(3,628,015)	3,628,592	—	—	—	—
Reclassification of permanent book to tax differences	—	—	(3,767,256)	—	3,767,256	—	—	—
Balance, December 31, 2014 (2)	9,793,994	$9,794	$66,586,516	$—	$(2,130,443)	$—	$2,367,670	$66,833,537
Net decrease in net assets from operations	—	—	—	—	(1,289,995)	(1,157,446)	(9,051,699)	(11,499,140)
Distributions to stockholders as a return of capital	—	—	(5,836,870)	—	—	—	—	(5,836,870)
Repurchase and retirement of common stock at cost	(117,510)	(118)	(582,350)	—	—	—	—	(582,468)
Reclassification of permanent book to tax differences	—	—	(3,420,438)	—	3,420,438	—	—	—
Balance, December 31, 2015 (2)	9,676,484	$9,676	$56,746,858	$—	$—	$(1,157,446)	$(6,684,029)	$48,915,059
Net (decrease) increase in net assets from operations	—	—	—	—	(1,890,600)	(1,345,417)	(17,143,896)	(20,379,913)
Repurchase and retirement of common stock at cost	(113,354)	(113)	(235,464)	—	—	—	—	(235,577)
Reclassification of permanent book to tax differences	—	—	(1,890,600)	—	1,890,600	—	—	—
Balance, December 31, 2016 (2)	9,563,130	$9,563	$54,620,794	$—	$—	$(2,502,863)	$(23,827,925)	$28,299,569

(1)	Common shares issued.

(2)	Net assets as of December 31, 2016, 2015, 2014 and 2013 include no accumulated undistributed net investment income.

(3)	Includes distribution payable to stockholders of record on December 31, 2014 (with ex-dividend date of December 29, 2014) of $3,878,014 which was paid on January 13, 2015. For income and excise tax purposes, the distribution was treated as paid in 2014 and taxable to stockholders in 2014.

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statement of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(20,379,913)	$(11,499,140)	$(936,832)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(274,498)	—	(5,167,990)
Net proceeds from sales of portfolio company investments	7,365,629	842,558	24,213,500
Net realized (gain) loss on investments	1,345,417	1,157,446	(6,778,465)
Net change in unrealized depreciation (appreciation) on investments	17,151,638	9,135,423	3,934,649
Net change in unrealized depreciation (appreciation) on funds held in escrow from sales of investments	(7,742)	(83,724)	99,743
Increase in investment balance cost basis due to payment-in-kind interest	(46,896)	(39,985)	(66,088)
Changes in operating assets and liabilities:
Decrease (increase) in receivable from funds held in escrow from sales of investments	600,916	105,210	(809,311)
Decrease in prepaid expenses and other assets	(21,847)	11,811	17,520
Increase (decrease) in base management fees payable	—	(354,633)	228,118
Increase (decrease) in earned incentive fees payable	—	(635,241)	635,241
Increase (decrease) in accrued incentive fees	—	(2,130,443)	(86,445)
Increase (decrease) in administrative expenses payable	—	(113,596)	61,841
Increase in amounts due to related parties	72,809	59,092	66,065
Increase (decrease) in accounts payable	(100,766)	81,455	(6,609)
Increase (decrease) in accrued expenses and other liabilities	204,218	(20,587)	(9,538)
Net cash provided by (used in) operating activities	$5,908,965	$(3,484,354)	$15,395,399

Cash flows from financing activities:
Proceeds from short-term borrowings	$—	$—	$19,400,000
Repayment of short-term borrowings	—	—	(19,400,000)
Repurchase of common stock	(235,577)	(582,468)	(665,998)
Cash distributions to stockholders	—	(9,714,884)	(829,161)
Net cash used in financing activities	$(235,577)	$(10,297,352)	$(1,495,159)

Net increase (decrease) in cash and cash equivalents	$5,673,388	$(13,781,706)	$13,900,240
Cash and cash equivalents, beginning of period	13,655,862	27,437,568	13,537,328
Cash and cash equivalents, end of period	$19,329,250	$13,655,862	$27,437,568

Supplemental disclosure of non-cash operating activities
Conversion of payment-in-kind interest income into preferred stock	$—	$—	$68,932
Supplemental disclosure of non-cash financing activities
Dividends payable	$—	$—	$3,878,014
Stock distributions to stockholders	$—	$—	$2,175,268
Supplemental disclosure of cash flow information
Interest paid on borrowings	$—	$—	$14,819
Net realized loss on sale of treasury bills	$—	$—	$94

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2016

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$100,000	0.35%
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	—	—%
	Solar Thermal Energy	Series 1A Preferred Stock	2,134,523	635,065	—	—%
		Series 1 Convertible Preferred Stock	108,136	505,864	—	—%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/31/2017	$296,594	296,594	45,052	0.16%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/31/2017	$135,800	135,800	54,623	0.19%
		Senior Secured Notes (4) (5) Original principal $30,459; PIK interest 11.5%, compounded annually; mature 3/31/2017	$32,648	32,648	109,793	0.39%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	480,000	1.70%
	Waste Management	Series B Convertible Preferred Stock	648,566	1,899,132	935,000	3.30%
Suniva, Inc.	Norcross, GA	Class A Common Stock	2,844	1,244,834	155,000	0.55%
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	890,719	1,598,404	2,685,000	9.49%
	Molecular Diagnostics and Services
Agilyx Corporation	Beaverton, OR Renewable Oils	Common Stock	16	4,332,356	—	—%
Zoosk, Inc.	San Francisco, CA Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	3,300,000	11.66%
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	1,131,843	4.00%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	16,834	0.06%
		Series D-1 Convertible Preferred Stock Warrants
		Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	191,323	0.68%
Mode Media Corporation(6)	Brisbane, CA Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	—	—%
Deem, Inc.	San Francisco, CA E-commerce Network	Series AA-1 Convertible Preferred Stock	46,461	3,000,000	—	—%
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$33,024,115	$9,204,468	32.53%

Total - Investments in Portfolio Company Securities (7)				$33,024,115	$9,204,468	32.53%

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2016

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$9,204,468	32.53%
Cash and cash equivalents
Demand deposit accounts	19,101,153	67.50%
Money market funds consisting of 435,882 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	11,315	0.04%
Other cash and cash equivalents	216,782	0.77%
Funds held in escrow from sale of investment at fair value	94,907	0.33%
Prepaid expenses and other assets	94,937	0.33%
Less: Total liabilities	(423,993)	(1.50)%
Net Assets	$28,299,569	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	All investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”) or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2016. As of December 31, 2016, restricted securities held by the Company comprised approximately 33% of the Company’s net assets.

(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.

(4)	Investment is income producing.

(5)	Investment is a payment-in-kind (“PIK”) note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of December 31, 2016, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(6)	Mode Media Corporation ceased operations on September 15, 2016.

(7)	As of December 31, 2016, approximately 99.7% of the Company’s total assets were qualifying investments under Section 55(a) of the 1940 Act.

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK Plastics Recycling	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$235,000	0.48%
BrightSource Energy, Inc.	Oakland, CA Solar Thermal Energy	Common Stock	132,972	1,756,202	80,000	0.16%
		Series 1A Preferred Stock	2,186,880	650,642	100,000	0.20%
		Series 1 Convertible Preferred Stock	55,779	490,287	220,000	0.45%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$265,929	265,929	530,000	1.08%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/30/2015 (See Note 3)	$121,759	121,759	121,759	0.25%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	770,000	1.57%
	Waste Management	Series B Convertible Preferred Stock	404,527	1,655,093	660,000	1.35%
Suniva, Inc.	Norcross, GA	Series D Convertible Preferred Stock (See Note 15)	198	2,500,007	165,000	0.34%
	Solar Photovoltaic Cells	Series F Convertible Preferred Stock (See Note 15)	10	54,280	190,000	0.39%
Agilyx Corporation	Beaverton, OR Renewable Oils	Common Stock	16	4,332,356	—	—%
Zoosk, Inc.	San Francisco, CA Online Dating	Series E Convertible Preferred Stock	715,171	2,999,999	3,780,000	7.73%
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	3,140,000	6.42%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	6,060,000	12.39%
		Series D-1 Convertible Preferred Stock Warrants
		Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	420,000	0.86%
Mode Media Corporation	Brisbane, CA Social Media	Series F Convertible Preferred Stock	1,196,315	4,999,999	4,806,000	9.83%
Deem, Inc.	San Francisco, CA E-commerce Network	Series AA-1 Convertible Preferred Stock	929,212	3,000,000	3,160,000	6.46%
Centrify Corporation	Santa Clara, CA	Series E Convertible Preferred Stock	1,084,873	2,999,999	3,070,000	6.28%
	Enterprise Software
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$35,413,770	$27,507,759	56.24%

Crossroads Capital, Inc.

Schedule of Investments

December 31, 2015

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Publicly Traded Portfolio Companies:
Tremor Video, Inc. (6)	New York, NY	Common Stock	299,999	$1,999,997	$617,998	1.26%
	Online Video Advertising
Subtotal - Unaffiliated Investments, Publicly Traded Portfolio Companies				$1,999,997	$617,998	1.26%

Non-Controlled, Affiliated Investments (3)
Privately Held Portfolio Companies:
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	2,229,021	$4,000,000	$6,620,000	13.53%
	Molecular Diagnostics and Services
Subtotal - Non-controlled, Affiliated Investments, Privately Held Portfolio Companies				$4,000,000	$6,620,000	13.53%

Total - Investments in Portfolio Company Securities (7)				$41,413,767	$34,745,757	71.03%

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$34,745,757	71.03%
Cash and cash equivalents
Demand deposit accounts	13,005,421	26.59%
Money market funds consisting of 435,882 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	435,882	0.89%
Other cash and cash equivalents	214,559	0.44%
Funds held in escrow from sale of investment at fair value	688,082	1.41%
Prepaid expenses and other assets	73,090	0.15%
Less: Total liabilities	(247,732)	(0.51)%
Net Assets	$48,915,059	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	Except for the shares of common stock of Tremor Video, all investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”) or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2015. As of December 31, 2015, restricted securities held by the Company comprised approximately 71% of the Company’s net assets.

(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.

(4)	Investment is income producing.

(5)	Investment is a payment-in-kind (“PIK”) note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of December 31, 2015, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(6)	As of December 31, 2015, the Company valued its shares of common stock in Tremor Video based on the closing price on that date.

(7)	As of December 31, 2015, approximately 99.5% of the Company’s total assets constituted qualifying investments under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

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

The Company’s current investment objective (the “Investment Objective”) is to preserve capital and maximize stockholder value by pursuing the sale of the Company’s portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses and, as of March 25, 2016, to monetize the Company’s portfolio holdings at the earliest practicable date.

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

The Company is internally managed, although it does receive certain administrative services from 1100 Capital Consulting, LLC (the “Administrator”), including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer.

The Company has entered into agreements with MidFirst Bank to be the custodian of its portfolio securities and Frontier Bank to be the custodian of the majority of its cash and cash equivalent assets.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).

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

Valuation of Investments

The Company’s investments generally consist of securities issued by private or publicly traded companies consisting of preferred stock, common stock, convertible notes, secured notes and warrants to purchase preferred stock which are included on the Company’s Schedule of Investments.

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the U.S. Securities and Exchange Commission (the “SEC”), and in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”). Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 3 - Portfolio Investments and Fair Value. The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Crossroads Capital, Inc.
Notes to Financial Statements

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

Determination of fair values involves subjective judgments and estimates. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments and the differences could be material. Changes in fair value of these investments are recorded in the Company’s Statement of Operations as “Net change in unrealized appreciation (depreciation).”

The Company has a lead valuation director, who is a non-interested member of the Board of Directors and acts as the liaison between the Board of Directors and the Company’s management for valuing the Company’s investments. With respect to investments for which market quotations are not readily available, the Company’s Board of Directors undertakes a multi-step valuation process each quarter, as described below:

●	On a quarterly basis, each portfolio company will be analyzed based on the portfolio company’s most recently available historical and projected financial results, public market comparables, equity or other transactions and other factors.

●	The Company’s management or an independent valuation firm, if involved, will conduct appraisals and make an assessment of the fair value of each investment, which will be used in deriving a preliminary valuation.

●	The Company’s lead valuation director will review and discuss the preliminary valuations with the Company’s management and the assistance of the independent valuation firm, if any.

●	The Board of Directors will discuss the valuations and determine, in good faith, the fair value of each investment in the portfolio for which market quotations are not readily available based on the input of the Company’s management, the independent valuation firm, if any, and the lead valuation director.

For the December 31, 2016 valuation of the Company’s portfolio investments that are not publicly traded, an independent valuation firm assisted the Board of Directors in its determination of the value of three investments in the Company’s portfolio. The Administrator assisted the Board of Directors in its determination of the value of all of the investments in the Company’s portfolio and the funds held in escrow from the sale of investments (“Escrowed Funds”).

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●	Level 2: Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments, interest rates, prepayment speeds, credit risk, yield curves, default rates, and similar data; and

●	Level 3: Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Company’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Crossroads Capital, Inc.
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

The fair values of the Company’s equity investments for which market quotations are not readily available are determined based on various factors and are classified as Level 3 assets. To determine the fair value of a portfolio company for which market quotations are not readily available, the Company may analyze the portfolio company’s most recently available historical and projected financial results, public market comparables and other factors. The Company may also consider other events, including the transaction in which the Company acquired its securities, subsequent equity sales by the portfolio company, mergers or acquisitions affecting the portfolio company or the completion of an initial public offering (“IPO”) by the portfolio company. In addition, the Company may consider the trends of the portfolio company’s basic financial metrics from the time of its original investment until the measurement date, with material improvement of these metrics indicating a possible increase in fair value, while material deterioration of these metrics may indicate a possible reduction in fair value. The fair values of the Company’s portfolio company securities are generally discounted for lack of marketability or when the securities are illiquid. See Note 3 - Portfolio Investments and Fair Value.

In cases where a portfolio company completes a subsequent financing with different rights and preferences than the equity securities the Company holds, or where the Company owns common stock in a portfolio company with preferred stock outstanding or where a merger or acquisition event involving a portfolio company has been completed or is pending, the Company may consider the aforementioned transaction to estimate the portfolio company’s equity value.

In determining the value of equity or equity-linked securities (including warrants to purchase common or preferred stock) in a portfolio company, the Company considers the rights, preferences and limitations of such securities. In cases where a portfolio company’s capital structure includes multiple classes of preferred and common stock and equity-linked securities with different rights and preferences, the Company may use an option pricing model or another appropriate method to allocate value to each equity and equity-linked security.

Debt Investments

Given the nature of the Company’s current debt investments, principally convertible bridge notes issued by venture capital-backed portfolio companies, these investments are Level 3 assets under ASC 820 because there is no known or accessible market for these investment securities to be traded or exchanged. Since the Company invested in convertible bridge notes for the primary purpose of potential conversion into equity at a future date, the fair value of the Company’s convertible debt investments for which market quotations are not available may be determined on an as-converted to equity basis using the same factors and methodologies the Company uses to value its equity investments. In making a good faith determination of the value of its convertible debt investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount, if any, and payment-in-kind (“PIK”) interest which has been accreted to principal as earned.

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

Portfolio Company Investment Classification

The Company classifies its portfolio company investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Controlled Investments” are defined as investments in which the Company owns more than 25% of the voting securities or has rights to nominate greater than 50% of the board representation. Under the 1940 Act, “Non-controlled, Affiliated Investments” are defined as investments in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Unaffiliated Investments” are defined as investments that are neither Controlled Investments nor Non-controlled, Affiliated Investments.

Crossroads Capital, Inc.
Notes to Financial Statements

As of December 31, 2016, each of the Company’s ten portfolio company investments were classified as an Unaffiliated Investment. As of December 31, 2015, the Company had eleven portfolio company investments that were classified as an Unaffiliated Investment and had one portfolio company investment classified as a Non-controlled, Affiliated Investment.

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

Funds Held in Escrow from Sale of Investments

Funds held in escrow from the sale of investments are valued at fair value by the Company’s Board of Directors using certain indemnity risk and deferred payment discounts applied to the amounts withheld.

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

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $46,896, $39,985 and $66,486, during the years ended December 31, 2016, 2015 and 2014, respectively. See “Income Taxes” below.

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

Net Realized Gain or Loss and Unrealized Appreciation or Depreciation

Net realized gain or loss is recognized when a portfolio company investment or other financial asset is disposed of and is computed as the difference between the Company’s cost basis in such investment or asset at the disposition date and the net proceeds received from such disposition (after reduction for commissions and other selling expenses). Net realized gains and losses on transactions involving portfolio company investments and other financial assets are determined by specific identification. Unrealized appreciation or depreciation is computed as the difference between the fair value of the portfolio company investment or other financial asset and the cost basis of such investment or asset.

Income Taxes

Effective January 1, 2010, the Company elected to be treated for tax purposes as a RIC under the Code. To maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its “investment company taxable income” as defined in the Code.

Crossroads Capital, Inc.
Notes to Financial Statements

Due to the Company’s limited number of investments, it closely monitors its asset composition in order to continue to satisfy the asset diversification test and maintain its status as a RIC. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% Threshold”). However, the failure to meet the 50% Threshold alone will not result in the Company’s loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of the Company’s assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% Threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% Threshold. The Company satisfied the diversification requirement as of December 31, 2016.

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

Crossroads Capital, Inc.
Notes to Financial Statements

Note 3 - Portfolio Investments and Fair Value

The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$22,225,681	$8,648,677	93.00%	$32,937,524	$32,976,000	93.06%
Preferred Stock Warrants	—	191,323	2.06%	—	420,000	1.19%
Common Stock	10,333,392	155,000	1.67%	6,088,558	80,000	0.23%
Convertible Notes	296,594	45,052	0.48%	265,929	530,000	1.50%
Secured Notes	168,448	164,416	1.77%	121,759	121,759	0.34%
Subtotal - Privately Held Portfolio Companies	33,024,115	9,204,468	98.98%	39,413,770	34,127,759	96.32%
Publicly Traded Portfolio Companies:
Common Stock	—	—	—%	1,999,997	617,998	1.74%
Total Portfolio Company Investments	33,024,115	$9,204,468	98.98%	41,413,767	34,745,757	98.06%
Funds Held in Escrow from Sale of Investment	103,185	94,907	1.02%	704,101	688,082	1.94%
Total Portfolio Company Financial Assets	$33,127,300	$9,299,375	100.00%	$42,117,868	$35,433,839	100.00%

The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of December 31, 2016 and 2015:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2016
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$8,648,677	$8,648,677
Preferred Stock Warrants	—	—	191,323	191,323
Common Stock	—	—	155,000	155,000
Convertible Notes	—	—	45,052	45,052
Secured Notes	—	—	164,416	164,416
Cash Equivalents:
Money Market Funds	11,315	—	—	11,315
Funds Held in Escrow From Sale of Investment	—	—	94,907	94,907
Total	$11,315	$—	$9,299,375	$9,310,960

Description	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2015
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$32,976,000	$32,976,000
Preferred Stock Warrants	—	—	420,000	420,000
Common Stock	—	—	80,000	80,000
Convertible Notes	—	—	530,000	530,000
Secured Notes	—	—	121,759	121,759
Publicly Traded Portfolio Company Securities:
Common Stock	617,998	—	—	617,998
Cash Equivalents:
Money Market Funds	435,882	—	—	435,882
Funds Held in Escrow From Sale of Investment	—	—	688,082	688,082
Total	$1,053,880	$—	$34,815,841	$35,869,721

Crossroads Capital, Inc.
Notes to Financial Statements

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2016:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Convertible Notes	Level 3 Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	244,039	—	—	30,665	46,689	(600,916)	(273,523)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(10,181,202)	—	3,515,000	—	—	—	(6,666,202)
Gross transfers out of Level 3 to Level 1 (2)	—	—	(181,990)	—	—	—	(181,990)
Total net realized gain	1,264,607	—	—	—	—	—	1,264,607
Total net change in unrealized appreciation (depreciation)	(15,654,767)	(228,677)	(3,258,010)	(515,613)	(4,032)	7,741	(19,653,358)
Fair Value as of December 31, 2016	$8,648,677	$191,323	$155,000	$45,052	$164,416	$94,907	$9,299,375

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2016	$(14,011,721)	$(228,677)	$(3,258,010)	$(515,613)	$(4,032)	$7,741	$(18,010,312)

(1)	Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.

(2)	Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.

During the year ended December 31, 2016, the transfers out of Level 3 to Level 1 were the result of the exchange of a portion the Company’s shares of Series F preferred stock and Series D preferred stock held in Suniva, Inc. for shares of Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange-listed company (“SFCE”) common stock.

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Convertible Notes	Level 3 Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2014	$43,060,000	$340,000	$160,000	$450,000	$109,202	$709,568	$44,828,770
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	—	—	—	27,428	12,557	(105,210)	(65,225)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(1,380,000)	—	1,380,000	—	—	—	—
Gross transfers out of Level 3 to Level 1 (2)	—	—	—	—	—	—	—
Total net realized gain (loss)	—	—	—	—	—	—	—
Total net change in unrealized appreciation (depreciation)	(8,704,000)	80,000	(1,460,000)	52,572	—	83,724	(9,947,704)
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2015	$(8,704,000)	$80,000	$(1,460,000)	$52,572	$—	$83,724	$(9,947,704)

(1)	Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.

Crossroads Capital, Inc.
Notes to Financial Statements

(2)	Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.

Portfolio Company Investment Activity

The Company had the following portfolio company activity during the year ended December 31, 2016.

●	On January 13, 2016, Suniva closed a stock-for-stock merger transaction with Shunfeng International Clean Energy Limited, a Hong Kong Stock Exchange company (“SFCE”), and a global integrated energy provider. As a result, the Company’s 10.022 shares of Series F preferred stock and 197.942 shares of Series D preferred stock were exchanged for 2,844 shares of Suniva Class A common stock and 820,868 shares of SFCE common stock. The Company’s shares of SFCE common stock were subject to a lockup period which expired in February 2016. In August 2016, the Company completed the disposition of its entire position in SFCE, selling 820,686 shares of SFCE common stock in open market transactions for total net proceeds of $110,746, resulting in a net realized loss of $1,198,707.

●	On January 15, 2016, $606,984 was released to the Company from the Xtime escrow without any offset for indemnity claims. As of December 31, 2016, the Company recognized $6,067 in additional proceeds in connection with the expense fund related to Xtime’s merger transaction. These funds continue to be held in escrow and any remaining balance will be distributed on or around November 18, 2017 in accordance with the transaction agreements.

●	On January 20, 2016, the Board of Directors approved and, on January 25, 2016, the Company signed an indication of interest to purchase additional Series B preferred stock in Harvest Power, Inc. as part of a “pay-to-play” extension offering of Series B preferred stock (the “Series B Extension”). On February 17, 2016, the Company purchased 244,039 shares of Series B preferred stock in Harvest Power for a total of $244,039. These newly purchased shares of Series B preferred stock have the same rights and preferences as the Company’s existing Series B preferred stock, with the exception that all of the Company’s Series B preferred stock now has a preferred-to-common conversion ratio of 1-to-1.5 versus 1-to-0.5301 previously. Any Series B stockholder that did not elect to purchase their pro rata share of the Series B Extension was subject to a mandatory conversion of their Series B preferred shares and Series A preferred shares into common stock. As part of this financing, participating stockholders were also offered the opportunity to purchase newly created Series B-1 preferred shares. The Company did not elect to purchase any Series B-1 preferred shares in this offering.

●	On May 17, 2016, the Company completed an investment of $30,459 in BrightSource Energy as part of a rights offering of senior secured promissory notes to certain holders of BrightSource Energy preferred stock and its outstanding promissory notes. Since the Company purchased its pro rata portion in the debt financing, 52,357 shares of Series 1A non-convertible preferred stock were automatically exchanged for 52,357 shares of Series 1 convertible preferred stock. In connection with the debt financing, the maturity date for the July 2014 and August 2014 promissory notes, which were issued to the Company in the initial principal amount of $107,977, and the convertible bridge notes, which were issued to the Company in the initial principal amount of $205,193, was extended to March 31, 2017.

●	In July and August 2016, the Company sold its remaining position in Tremor Video, selling 299,999 shares of Tremor Video common stock in open market transactions for total net proceeds of $582,613, resulting in a net realized loss of $1,417,384.

●	On August 9, 2016, Deem completed an initial closing of its Series CC-1 Preferred Stock financing (the “Series CC-1 Financing”). The Company did not participate in this offering. Pursuant to the Series CC-1 Financing, each share of outstanding preferred stock was automatically converted into common stock (the “Conversion”) and a 20-for-one reverse stock split was effected on all outstanding shares of common stock (the “Reverse Split”). As a result of the Conversion and Reverse Split, the Company’s 929,212 shares of Series AA-1 Convertible Preferred Stock were exchanged into 46,461 shares of Common Stock.

●	On September 15, 2016, Mode Media ceased operations and subsequently announced board approval of the assignment of substantially all the assets of Mode Media to its liquidating agent, Sherwood Partners, Inc., of Mountain View, CA.

●	On November 29, 2016, the Company sold 1,338,302 shares of its Metabolon Series D preferred stock in a secondary market sale for total net proceeds of $3,466,202, resulting in a net realized gain of $1,064,606. The Company continues to own 890,719 shares of Metabolon Series D preferred stock.

●	On December 7, 2016, the Company sold its entire position of 1,084,873 shares of Centrify Series E convertible preferred stock in a secondary market sale for total net proceeds of $3,200,000, resulting in a net realized gain of $200,001.

Crossroads Capital, Inc.
Notes to Financial Statements

On August 24, 2016, the Company announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm, to assist it in identifying prospective buyers for its portfolio investments. During the year ended December 31, 2016, Setter Capital assisted the Company with the sale of its securities in Metabolon and Centrify. Setter Capital continues to assist the Company with the sale of its remaining portfolio investments.

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of December 31, 2015. In addition to the approaches and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation approaches and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of December 31, 2015. Changes in the inputs in isolation could result in a material change in the fair value measurement, depending on the input and the materiality of the investment:

	December 31, 2016
Investment Type	Fair Value		Valuation Approaches / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock(3)		$5,985,000	Comparable transactions	Revenue multiple	1.6	to	5.0	3.0
		$7,400,000	Option pricing model	Comparable public company equity volatility	30%	to	58%	50%
		$7,500,000	Comparable public companies	Revenue multiple	0.6	to	4.0	2.3
				EBITDA multiple	9.9	to	10.4	10.2
Level 3 Portfolio Company Investments: Preferred Stock Warrants(3)	$	n/a	Comparable public companies	Revenue multiple	n/a	to	n/a	n/a
Level 3 Portfolio Company Investments: Common Stock		$155,000	Comparable public companies	Revenue multiple	0.6	to	0.6	n/a
				Discount for lack of marketability	23%	to	23%	23%
Level 3 Portfolio Company Investments: Convertible Notes and Secured Notes		$209,468	Comparable public companies	Revenue multiple	0.6	to	0.6	0.6
Level 3 Funds Held in Escrow From Sale of Investment		$94,907	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
				Deferred payment discount	5%	to	5%	5%

(1)	The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization, and price to earnings multiples (collectively, “Multiples”) for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability (“DLOM”). For some portfolio company investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a “Precedent Transaction”). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

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

Since the Company has invested in convertible debt investments, principally convertible bridge notes, for the primary purpose of potential conversion into equity at a future date, the significant unobservable inputs that may be used in the fair value measurement of its convertible debt investments on an as-converted to equity basis are the same inputs used by the Company to value its equity securities (including convertible preferred stock). An option pricing model may also be used to derive the fair value of the conversion feature of convertible notes. If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt investments are hypothetical market yields and premiums/(discounts). For non-convertible debt investments, which the Company generally holds for cash payment at maturity, the significant unobservable inputs that may be used in the fair value measurement of the Company’s non-convertible debt are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, collateral, and other characteristics of the investment. In certain investments, the Company may value its convertible and non-convertible debt investments using a liquidation approach in which case the realizable value of the collateral would be a significant unobservable input.

Funds held in escrow from the sale of investments are valued using certain indemnity risk and deferred payment discounts applied to the amounts withheld.

Crossroads Capital, Inc.
Notes to Financial Statements

(2)	Weighted average based on fair value as of December 31, 2016.

(3)	As of December 31, 2016, the fair value measurement of the Company’s Level 3 investment in SilkRoad was based on an agreed upon sales price for a secondary market purchase offer of such securities. See Note 14 – Subsequent Events.

	December 31, 2015
Investment Type	Fair Value	Valuation Approaches / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$32,386,000	Option pricing model	Comparable public company equity volatility	40%	to	70%	51%
	$32,621,000	Comparable public companies	Revenue multiple	1.0	to	6.5	2.8
			EBITDA multiple	7.8	to	7.8	7.8
			Discount for lack of marketability	9%	to	29%	13%
	$32,386,000	Discounted cash flow	Discount rate	20%	to	35%	26%
			Terminal revenue multiple	1.8	to	4.3	3.4
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	9%	to	29%	13%
Level 3 Portfolio Company Investments: Preferred Stock Warrants	$420,000	Option pricing model	Comparable public company equity volatility	40%	to	40%	40%
	$420,000	Comparable public companies	Revenue multiple	2.3	to	2.8	2.5
			Discount for lack of marketability	6%	to	7%	6%
	$420,000	Discounted cash flow	Discount rate	25%	to	25%	25%
			Terminal revenue multiple	4.0	to	4.0	4.0
			Discount for lack of marketability	6%	to	7%	6%
Level 3 Portfolio Company Investments: Common Stock	$80,000	Option pricing model	Comparable public company equity volatility	65%	to	65%	65%
	$80,000	Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			Discount for lack of marketability	22%	to	32%	27%
	$80,000	Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	22%	to	32%	27%
Level 3 Portfolio Company Investments: Subordinated Convertible Bridge Notes and Subordinated Secured Notes	$530,000	Option pricing model	Comparable public company equity volatility	65%	to	65%	65%
	$530,000	Comparable public companies	Revenue multiple	1.0	to	2.0	1.5
			Discount for lack of marketability	12%	to	15%	13%
	$530,000	Discounted cash flow	Discount rate	35%	to	35%	35%
			Terminal EBITDA multiple	6.0	to	6.0	6.0
			Discount for lack of marketability	12%	to	15%	13%
Level 3 Funds Held in Escrow From Sale of Investment	$688,082	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	—%	to	10%	5%

(1)	The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization, and price to earnings multiples (collectively, “Multiples”) for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability (“DLOM”). For some portfolio company investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a “Precedent Transaction”). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

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

Since the Company has invested in convertible debt investments, principally convertible bridge notes, for the primary purpose of potential conversion into equity at a future date, the significant unobservable inputs that may be used in the fair value measurement of its convertible debt investments on an as-converted to equity basis are the same inputs used by the Company to value its equity securities (including convertible preferred stock). An option pricing model may also be used to derive the fair value of the conversion feature of convertible notes. If the Company determines that there is a low likelihood that its convertible debt investments will be converted into equity or repaid the significant unobservable inputs that may be used in the fair value measurement of the Company’s convertible debt investments are hypothetical market yields and premiums/(discounts). For non-convertible debt investments, which the Company generally holds for cash payment at maturity, the significant unobservable inputs that may be used in the fair value measurement of the Company’s non-convertible debt are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, collateral, and other characteristics of the investment. In certain investments, the Company may value its convertible and non-convertible debt investments using a liquidation approach in which case the realizable value of the collateral would be a significant unobservable input.

Funds held in escrow from the sale of investments are valued using certain indemnity risk and deferred payment discounts applied to the amounts withheld.

(2)	Weighted average based on fair value as of December 31, 2015.

As of December 31, 2016 and 2015, 32.4% and 70.8%, respectively, of the Company’s gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company’s Board of Directors.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2016, 2015 and 2014 for: (i) the Company’s portfolio company investments sold during the years ended December 31, 2016, 2015 and 2014 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of December 31, 2016, 2015 and 2014.

	Years Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
Metabolon, Inc.	$1,064,606	$(1,573,045)	$—	$—	$—	$—
Centrify Corporation	200,001	(70,001)	—	—	—	—
Shunfeng International Clean Energy Ltd.	(1,198,707)	1,127,463	—	—	—	—
Tremor Video, Inc.	(1,417,384)	1,381,999	(1,182,240)	1,139,004	—	—
Xtime, Inc.	6,067	(487)	13,930	—	7,511,947	(2,830,000)
TrueCar, Inc.	—	—	—	—	3,519,048	(720,004)
Kabam, Inc.	—	—	—	—	671,140	(291,140)
Millennial Media, Inc.	—	—	10,864	—	(348,201)	(3,074,247)
Livescribe, Inc.	—	—	—	—	(606,186)	606,186
Stoke, Inc.	—	—	—	—	(3,969,283)	2,560,000
Subtotal - Portfolio Company Investments Sold During Period	(1,345,417)	865,929	(1,157,446)	1,139,004	6,778,465	(3,749,205)
Portfolio Company Investments Held at End of Period	—	(18,017,567)	—	(10,274,427)	—	(185,444)
Total Portfolio Company Investments	(1,345,417)	(17,151,638)	(1,157,446)	(9,135,423)	6,778,465	(3,934,649)
Funds Held in Escrow from Sale of Investment	—	7,742	—	83,724	—	(99,743)
Total Portfolio Company Financial Assets	$(1,345,417)	$(17,143,896)	$(1,157,446)	$(9,051,699)	$6,778,465	$(4,034,392)

Crossroads Capital, Inc.
Notes to Financial Statements

See the accompanying schedule of investments for the fair value of the Company’s portfolio company investments. The methodology for the determination of the fair value of the Company’s portfolio company investments is discussed in Note 2 - Summary of Significant Accounting Policies.

Note 4 - Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, the Company’s Board of Directors approved the engagement of the Administrator to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the year ended December 31, 2016 and 2015, the Company incurred $741,000 and $180,000 of expenses related to the Administrator, respectively. As of December 31, 2016 and 2015, the Company had expenses payable to the Administrator of $191,000 and $51,308, respectively.

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

Effective December 2, 2015, the Company engaged the services of its Chief Compliance Officer. For the year ended December 31, 2016 and 2015, the Company incurred $59,000 and $4,000 of compliance fees, respectively. The Company also reimbursed BDCA Venture Adviser for the allocable portion of compensation of its Chief Compliance Officer during the year ended December 31, 2015, with such expense included in the payment of administrative expenses allocated from BDCA Venture Adviser for the period. As of December 31, 2016 and 2015, the Company had expenses payable to its Chief Compliance Officer of $5,206 and $4,000, respectively.

On November 10, 2015, the Company’s Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. For the year ended December 31, 2016 and 2015, the Company incurred $9,495 and $11,114 of expenses, respectively, related to US Bancorp. As of December 31, 2016 and 2015, the Company had expenses payable to US Bancorp of $0 and $11,114, respectively.

Former Investment Advisory and Administrative Services Agreement

BDCA Venture Adviser, LLC previously served as the Company’s investment adviser and also provided the Company with administrative services pursuant to the Investment Advisory and Administrative Services Agreement (the “Investment Advisory Agreement”). On October 5, 2015, the Board of Directors approved the termination of the Investment Advisory Agreement between the Company and BDCA Venture Adviser effective as of December 6, 2015 (the “Termination Date”). The Investment Advisory Agreement, which was entered into on July 1, 2014, was approved by the Company’s stockholders at the 2014 Annual Meeting of Stockholders held on June 16, 2014. All payments due under the Investment Advisory Agreement as of the Termination Date were mutually agreed upon between the Company and BDCA Venture Adviser and subsequently paid by the Company.

Under the Investment Advisory Agreement, the Company paid BDCA Venture Adviser a fee for its investment advisory services consisting of two components: (i) a base management fee and (ii) an incentive fee.

BDCA Venture Adviser earned an incentive fee of $635,241 during the year ended December 31, 2014. This earned incentive fee for the 2014 year was due and payable to BDCA Venture Adviser as of December 31, 2014 and was paid by the Company in March 2015. For the year ended December 31, 2015, BDCA Venture Adviser did not earn any incentive fees with respect to the 2015 year. The Investment Advisory Agreement was not in effect during the year ended December 31, 2016.

Crossroads Capital, Inc.
Notes to Financial Statements

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

The Company also reimbursed BDCA Venture Adviser for the allocable portion of overhead and other expenses incurred by BDCA Venture Adviser in performing its administrative obligations under the Investment Advisory Agreement, including the allocable portion of compensation of the Company’s Chief Financial Officer and Chief Compliance Officer, and their respective staff. The Company reimbursed BDCA Venture Adviser for allocable administrative expenses through the Termination Date at which time BDCA Venture Adviser’s obligation to provide services to the Company ended. For the years ended December 31, 2015 and 2014, the Company incurred $423,628 and $570,074 of administrative expenses allocated from BDCA Venture Adviser, respectively.

BDCA Venture Adviser agreed that, to the extent that the Company’s Adjusted Operating Expenses (as defined below) in 2015 exceeded $1,500,000 (the “Excess Amount”), BDCA Venture Adviser would, without recourse against or reimbursement by the Company, waive Reimbursable Expenses (as defined below) due and owing by the Company and/or pay on behalf of the Company certain Adjusted Operating Expenses, in such amounts so that the total of the waived Reimbursable Expenses and expenses paid by BDCA Venture Adviser on behalf of the Company equaled the Excess Amount. “Adjusted Operating Expenses” was defined as the Company’s total operating expenses less Base Fees, incentive fees, any stock issuance costs, any costs related to borrowings by the Company (including any interest and fees), any litigation costs, expenses or fees and any extraordinary expenses. For purposes of clarity, any operating expenses incurred by BDCA Venture Adviser and reimbursable by the Company with respect to 2015 (“Reimbursable Expenses”) are included in Adjusted Operating Expenses.

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

Services Provided by Related Parties

RCS Advisory Services, LLC (“RCS Advisory”), an affiliated entity of BDCA Venture Adviser, previously provided the Company with legal services, website design and maintenance, and investor relations services. RCS Advisory no longer provides the Company with services. For the year ended December 31, 2015, the Company incurred $1,755 of legal services, $1,733 of website design and maintenance and $17,955 of investor relations services provided by RCS Advisory. For the year ended December 31, 2014, the Company incurred $75,119 of legal services, $26,375 of website design and maintenance and $20,000 of investor relations services provided by RCS Advisory.

Joint Liability Insurance Agreement

For the policy year ended August 28, 2016, 10% of the total D&O Policy premium and 10% of the total Excess Policy premium was allocated to and paid by BDCA Venture Adviser pursuant to a joint liability insurance agreement with BDCA Venture Adviser which allocated the premium cost of the Company’s directors and officers liability insurance policy and the Company’s excess coverage policy between the Company and BDCA Venture Adviser.

On August 28, 2016, the Company renewed its directors and officers liability insurance policy and its excess liability policy for another policy year ending August 28, 2017 but no portion of the premium was paid by, or reimbursed by, BDCA Venture Adviser. The Company also acquired an additional excess liability policy. The continuing directors and officers policy covers the Company’s directors, officers, and other specified parties, insures the Company against loss that it may be required or permitted to pay as indemnities of the Company’s directors and officers, and insures the Company for certain securities claims. The two excess liability policies provide for excess coverage to the Company’s officers and directors in the case of non-indemnifiable claims. To the extent the officers, managers and employees of BDCA Venture Adviser bring a contractual claim for indemnification against the Company pursuant to the former Investment Advisory Agreement, the directors and officers liability insurance policy and one of the two excess liability policies would cover such claims.

Crossroads Capital, Inc.
Notes to Financial Statements

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

Note 5 - Equity Offerings and Related Costs

During the year ended December 31, 2016, the Company did not issue any new shares of its common stock.

Note 6 - Stock Repurchases

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

During the year ended December 31, 2016, the Company repurchased 113,354 shares of its common stock at an average price of $2.08 per share, including commissions, with a total cost of $235,577. The Company retired all 113,354 shares of its repurchased common stock during the year ended December 31, 2016, with $113 of the total cost of the retired shares charged to common stock and $235,464 charged to additional paid-in capital. The Company’s net asset value per share increased by $0.02 per share as a result of the repurchased shares during the year ended December 31, 2016. The weighted average discount to net asset value per share of the shares repurchased during the year ended December 31, 2016 was 41%.

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

Crossroads Capital, Inc.
Notes to Financial Statements

The Company did not declare any distributions to stockholders during the year ended December 31, 2016. The following table summarizes the Company’s dividends declared for the year ended December 31, 2015:

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

Distributions to its stockholders, if any, will be out of assets legally available for distribution, as determined by the Board of Directors, with the intention of distributing up to 100% of the proceeds from the sale of the Company’s portfolio investments.

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

Note 8 - Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2016, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to the Company from the Xtime escrow without any offset for indemnity claims. As of December 31, 2016, the Company recognized $6,067 in additional proceeds in connection with the expense fund related to Xtime’s merger transaction. The remaining Escrowed Funds are anticipated to be released in November 2017, net of settlement of any indemnity claims. As of December 31, 2016, the Escrowed Funds were fair valued at $94,907. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company’s fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.

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

Under the former Investment Advisory Agreement, absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding termination of the Investment Advisory Agreement.

As of December 31, 2016, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Note 9 - Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net increase (decrease) in net assets resulting from operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net increase (decrease) in net assets resulting from operations	$(20,379,913)	$(11,499,140)	$(936,832)
Basic and diluted weighted-average shares outstanding	9,627,958	9,739,237	9,729,764
Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(2.12)	$(1.18)	$(0.10)

During the years ended December 31, 2016, 2015 and 2014, the Company had no dilutive securities outstanding.

Note 10 - Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Crossroads Capital, Inc.

Notes to Financial Statements

	Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Per common share data
Net asset value, beginning of period	$5.06	$6.82	$7.65	$8.00	$8.23

Net investment loss (1)(2)	(0.20)	(0.13)	(0.38)	(0.59)	(0.44)
Net realized gain (loss) on investments (1)	(0.14)	(0.12)	0.70	0.49	0.03
Net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment (1)	(1.78)	(0.93)	(0.42)	0.35	0.20
Net increase (decrease) in net assets resulting from operations	(2.12)	(1.18)	(0.10)	0.25	(0.21)

Stockholder distributions:
Distributions from net realized gains	—	—	(0.70)	(0.49)	(0.03)
Distributions as a return of capital	—	(0.60)	—	—	—
Net decrease in net assets resulting from stockholder distributions	—	(0.60)	(0.70)	(0.49)	(0.03)

Capital stock transactions:
Issuance of common stock (3)	—	—	(0.06)	(0.15)	—
Offering costs from issuance of common stock (1)	—	—	—	(0.04)	—
Repurchases of common stock (4)	0.02	0.02	0.03	0.08	0.01
Net increase (decrease) in net assets from capital stock transactions	0.02	0.02	(0.03)	(0.11)	0.01

Net asset value, end of period	$2.96	$5.06	$6.82	$7.65	$8.00

Ratios and supplemental data:
Per share market price, end of period	$2.13	$3.21	$4.89	$6.15	$6.27
Total return based on change in net asset value (5)	(41.50)%	(18.49)%	(1.87)%	1.67%	(2.43)%
Total return based on stock price (6)	(33.64)%	(24.96)%	(9.71)%	5.23%	(25.52)%
Common shares outstanding, end of period	9,563,130	9,676,484	9,793,994	9,548,902	9,174,785
Weighted average common shares outstanding during period	9,627,958	9,739,237	9,729,764	9,033,267	9,198,016
Net assets, end of period	$28,299,569	$48,915,059	$66,833,537	$73,039,470	$73,412,940
Ratio of operating expenses to average net assets (7)	5.74%	2.25%	5.36%	7.45%	5.39%
Ratio of net investment loss to average net assets (7)	(5.25)%	(2.17)%	(5.26)%	(7.39)%	(5.39)%
Weighted average debt per common share (8)	$—	$—	$0.07	$—	$—
Portfolio turnover (9)	20.46%	1.42%	34.60%	20.73%	2.47%

(1)	Based on weighted average shares outstanding during the period. For purposes of this presentation, the per share amount attributable to net increase (decrease) in unrealized appreciation on investments and funds held in escrow from sale of investment for the years ended December 31, 2014 and 2013 was decreased by $0.01 per share to $(0.42) and $0.35, respectively, to reconcile the net increase (decrease) in net assets resulting from operations per share to the other per share information presented.

(2)	For the year ended December 31, 2014, net investment loss per share excluding the waiver of base management fee expense by BDCA Venture Adviser equaled $0.39. There was no waiver of base management fee expense by BDCA Venture Adviser for the years ended December 31, 2015, 2013, 2012, and 2011. See Note 4 – Related Party Agreements and Transactions.

(3)	Issuance of common stock for the year ended December 31, 2014 is based on the payment of the Company’s distributions made in shares of the Company’s common stock during the period and represents the dilutive effect of issuing common stock below net asset value per share during the period. However, for purposes of this presentation, the per share amount attributable to the dilutive effect of issuing common stock below net asset value per share was reduced from $(0.07) per share to $(0.06) per share to reconcile the change in net asset value per share to the other per share information presented. Issuance of common stock for the year ended December 31, 2013 is based on the change in net asset value attributable to the rights offering on December 17, 2013.

(4)	Represents the increase in net asset value attributable to repurchases of common stock during the period. The increase in net asset value per share attributable to repurchases of common stock for the year ended December 31, 2013 was $0.05 per share. However, for purposes of this presentation, the per share amount attributable to purchases of common stock was increased by $0.03 per share to a total of $0.08 per share to reconcile the change in net asset value per share to the other per share information presented.

Crossroads Capital, Inc.

Notes to Financial Statements

(5)	Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value.

(6)	For the years ended December 31, 2015, 2014, 2013 and 2012, total return based on stock price is calculated based on the change in the market price of the Company’s shares taking into account distributions reinvested in accordance with the Company’s dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date.

(7)	Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios. For the year ended December 31, 2014, the ratios of operating expenses and net investment loss to average net assets excluding the waiver of base management fee expense by BDCA Venture Adviser were 5.50% and (5.40%), respectively. There was no waiver of base management fee expense by BDCA Venture Adviser for the years ended December 31, 2015, 2013, 2012, and 2011. See Note 4 – Related Party Agreements and Transactions.

(8)	For the year ended December 31, 2014, weighted average debt per common share is calculated as the weighted average debt during the period divided by the weighted average shares outstanding during the period. During the years ended December 31, 2016, 2015, 2013 and 2012, the Company did not have any debt.

(9)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average quarterly net assets during the period.

Note 11 - Income Taxes

The Company did not have any net realized capital gains for the year ended December 31, 2016 and 2015. The Company distributed 100% of its net realized capital gains for the year ended December 31, 2014. Therefore, no corporate-level federal income or excise taxes were due on such net realized capital gains and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2016, 2015 and 2014.

The following table reconciles the Company’s net (decrease) increase in net assets resulting from operations for the years ended December 31, 2016, 2015 and 2014 to the Company’s ordinary loss for tax purposes for such years. As a RIC, the Company’s ordinary loss for tax purposes cannot be carried forward to subsequent years and therefore no deferred tax asset has been recorded in relation to the ordinary loss for tax purposes. For book purposes, the ordinary loss for tax purposes (excluding the permanent book-to-tax difference) is reclassified to additional paid-in capital at year-end.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net (decrease) increase in net assets resulting from operations (per U.S. GAAP)	$(20,379,913)	$(11,499,140)	$(936,832)
Change in net unrealized appreciation	17,143,896	9,051,699	4,034,392
Net capital (gain) loss	1,345,417	1,157,446	(6,778,371)
Net investment loss (per GAAP)	$(1,890,600)	$(1,289,995)	$(3,680,811)
Permanent book-to-tax differences	153	220	6,391
Temporary book-to-tax difference (theoretical incentive fees)	—	(2,130,443)	(86,445)
Ordinary loss for tax purposes	$(1,890,447)	$(3,420,218)	$(3,760,865)
Less: Permanent book-to-tax differences	153	220	6,391
Ordinary loss for tax purposes reclassified to additional paid-in capital(1)	$(1,890,600)	$(3,420,438)	$(3,767,256)

(1)	Represents the Company’s net investment loss before accrual of theoretical incentive fees which is a temporary book-to-tax difference.

Crossroads Capital, Inc.

Notes to Financial Statements

The net unrealized appreciation and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$33,024,115	$41,413,767
Funds held in escrow from sale of investment	103,185	704,101
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$33,127,300	$42,117,868

Gross unrealized appreciation on portfolio company investments	$1,386,597	$6,912,217
Gross unrealized depreciation on portfolio company investments	(25,206,244)	(13,580,227)
Gross unrealized depreciation on funds held in escrow from sale of investment	(8,278)	(16,019)
Net unrealized appreciation (depreciation) of portfolio company financial assets	$(23,827,925)	$(6,684,029)

(1)	Includes cumulative PIK interest accreted to principal.

As of December 31, 2016 and 2015, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of December 31, 2016 and 2015, the Company had long term capital loss carryforwards with no expiration date of $2,502,863 and $1,157,446, respectively, for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2013, 2014, 2015 and 2016 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2013, 2014 and 2015 state tax years for the Company remain subject to examination by the Colorado Department of Revenue. The 2015 state tax year for the Company remains subject to examination by the New York Department of Revenue. The 2015 and 2016 state tax years for the Company remain subject to examination by the Nebraska Department of Revenue.

As of December 31, 2016 and December 31, 2015, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the years ended December 31, 2016, 2015 and 2014.

Note 12 - Investments in and Advances to Affiliates

During the year ended December 31, 2016, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. On November 29, 2016, the Company sold 1,338,302 shares of its Metabolon Series D preferred stock in a secondary market sale for total net proceeds of $3,466,202, resulting in a net realized gain of $1,064,606. The Company continues to own 890,719 shares of Metabolon Series D preferred stock, however, as of December 31, 2016, the Company’s investment in Metabolon no longer meets the definition of a Non-controlled, Affiliated Investment. During the year ended December 31, 2016, the Company made no advances to this affiliate. The following is a schedule of the Company’s activity in this affiliate for the year ended December 31, 2016.

		Year Ended December 31, 2016
Portfolio Company	Investment Description	Amount of Interest and Dividends Credited to Income (1)	December 31, 2015 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2016 Fair Value	Net Realized Gain (Loss)
Metabolon, Inc.	Series D Convertible Preferred Stock(4)	$—	$6,620,000	$—	$(3,935,000)	$2,685,000	$1,064,606

(1)	Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.

Crossroads Capital, Inc.

Notes to Financial Statements

(2)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.

(3)	Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

(4)	As of December 31, 2016, the Company’s investment in Metabolon no longer meets the definition of a Non-controlled, Affiliated Investment.

As of December 31, 2015, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. During the year ended December 31, 2015, the Company made no advances to this affiliate. The following is a schedule of the Company’s activity in this affiliate for the year ended December 31, 2015.

		Year Ended December 31, 2015
Portfolio Company	Investment Description	Amount of Interest and Dividends Credited to Income (1)	December 31, 2014 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2015 Fair Value
Metabolon, Inc.	Series D Convertible Preferred Stock	$—	$7,790,000	$—	$(1,170,000)	$6,620,000

(1)	Non-controlled, Affiliated investments consist of convertible preferred stock, common stock and common stock warrants that are generally non-income producing and restricted. The convertible preferred stock investment carries a non-cumulative, preferred dividend payable when and if declared by the portfolio company’s board of directors. Since no dividends have been declared or paid, or are expected to be declared or paid, with respect to this convertible preferred stock investment, this investment is considered to be non-income producing.

(2)	Gross additions include increases in investments resulting from new portfolio company investments, paid-in-kind interest or dividends, and exchange of one or more existing securities for one or more new securities. Gross additions also include net decreases in unrealized depreciation or net increases in unrealized appreciation.

(3)	Gross reductions include decreases in investments resulting from sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation.

Note 13 - Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2016. This information was derived from the Company’s unaudited financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Investment Income		Net Investment Income (Loss)		Net Realized Gain (Loss)			Net Change in Unrealized Appreciation (Depreciation)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)	Total	Per Share (1)
March 31, 2016	$42,824	*	$(579,088)	$(0.06)	$—		$—	$(7,250,737)	$(0.75)	$(7,829,825)	$(0.81)
June 30, 2016	42,388	*	(388,803)	(0.04)	—		—	(9,427,003)	(0.98)	(9,815,806)	(1.02)
September 30, 2016	43,144	*	(296,089)	(0.03)	(2,616,091)		(0.27)	2,401,558	0.25	(510,622)	(0.05)
December 31, 2016	46,960	*	(626,620)	(0.07)	1,270,674		0.13	(2,867,714)	(0.30)	(2,223,660)	(0.24)

March 31, 2015	$10,710	*	$(629,826)	$(0.06)	$20,108	$	*	$(518,890)	$(0.05)	$(1,128,608)	$(0.11)
June 30, 2015	10,694	*	(1,062,341)	(0.11)	(1,182,240)		(0.12)	958,157	0.10	(1,286,424)	(0.13)
September 30, 2015	10,621	*	335,992	0.03	—		—	(5,336,179)	(0.55)	(5,000,187)	(0.51)
December 31, 2015	16,406	*	66,180	0.01	4,686		*	(4,154,787)	(0.43)	(4,083,921)	(0.42)

*	Per share amounts less than $0.01.

(1)	Per share amounts are calculated using weighted average shares outstanding during the quarterly period.

Crossroads Capital, Inc.

Notes to Financial Statements

Note 14 - Subsequent Events

In preparing these financial statements, the Company has evaluated events after December 31, 2016. Except as set forth below, there were no subsequent events since December 31, 2016 that would require adjustment to or additional disclosure in these financial statements.

Portfolio Company Activity

On March 29, 2017, the Company sold its entire investment in SilkRoad, which was acquired before the present Board of Directors was elected, consisting of 6,361,938 shares of Series D-1 convertible preferred stock, 19,132,283 shares of Series D-2 convertible preferred stock and 1,683,460 Series D-1 preferred stock warrants. The transaction was a secondary market sale for total net proceeds of $1,340,000, resulting in a net realized loss of $4,997,785.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this annual report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in May 2013 (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

51

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

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. The code of business conduct and ethics is available on our website at www.xroadscap.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11. Executive Compensation

The information with respect to compensation of executives and directors will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services will be contained in the Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report by reference in response to this item.

52

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Financial Statement Schedules

See the Index to the Financial Statements at page 61 of this report.

b. Exhibits

The following exhibits are filed as part of this Annual Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.5	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.6	Amendment to Amended and Restated Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.7	Amendment to Amended and Restated Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.8	Amendment to Amended and Restated Bylaws dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.9	Amendment to Amended and Restated Bylaws dated December 2, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.10	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-191525), filed on October 2, 2013)
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
10.1	Investment Advisory and Administrative Services Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.2	Trademark Sublicense Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2015)
10.4	Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)
10.5	Custody Agreement between the Company and Frontier Bank (Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 29, 2016)
10.6	First Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)
10.7	Second Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated September 24, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on September 29, 2014)
10.8	Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.9	Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)

53

Exhibit No.	Description
10.10	Administrator Consulting Agreement by and between the Company and 1100 Capital Consulting, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.11*	Stock Purchase Agreement, dated December 7, 2016, by and among the Company, Novirian Pacific, LP, Novirian Palomar, LP and Centrify Corporation.
10.12*	Repurchase Agreement, dated November 29, 2016, by and between the Company and Metabolon, Inc.
10.13*	Securities Transfer Agreement, dated March 29, 2017, by and among the Company, Foundation Capital V, L.P., Foundation Capital V Principals Fund, LLC, Azure Capital Partners II, L.P., Azure Entrepreneurs II, L.P. and Silkroad, Inc.
11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (i) such schedules are not required, or (ii) the information has been presented in the aforementioned financial statements.

54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS CAPITAL, INC.

March 31, 2017	/s/ Ben H. Harris J.D.
Ben H. Harris J.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Ben H. Harris J.D.
March 31, 2017	Ben H. Harris J.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ David M. Hadani
March 31, 2017	David M. Hadani Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

/s/ Andrew Dakos
March 31, 2017	Andrew Dakos Director

/s/ Phillip Goldstein
March 31, 2017	Phillip Goldstein Director

/s/ Gerald Hellerman
March 31, 2017	Gerald Hellerman Director
55