Form 10-Q
period 2017-03-31
CROSSROADS CAPITAL, INC.
filed 2017-05-11
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2017 was 9,563,130.

PART I

Item 1. Financial Statements.

Crossroads Capital, Inc.

Statements of Assets and Liabilities

	As of

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments in portfolio company securities at fair value:
Unaffiliated investments:
Privately held portfolio companies (Cost: $26,686,330 and $33,024,115, respectively)	$8,060,505	$9,204,468
Total, investments in portfolio company securities at fair value (Cost: $26,686,330 and $33,024,115, respectively)	8,060,505	9,204,468

Cash and cash equivalents	20,225,662	19,329,250
Funds held in escrow from sale of investment at fair value (Cost: $103,185 and $103,185, respectively)	95,768	94,907
Prepaid expenses and other assets	71,600	94,937
Total assets	$28,453,535	$28,723,562

Liabilities
Due to related parties	$68,708	$197,966
Accounts payable	485,275	21,789
Accrued expenses and other liabilities	—	204,238
Total liabilities	$553,983	$423,993

Commitments and contingencies (Note 8)

Net Assets
Common stock, $0.001 par value, 200,000,000 shares authorized; 9,563,130 and 9,563,130 issued and outstanding, respectively	$9,563	$9,563
Additional paid-in capital	54,620,794	54,620,794
Accumulated net investment loss	(596,936)	—
Accumulated net realized loss	(7,500,628)	(2,502,863)
Net unrealized depreciation on investments and funds held in escrow from sale of investment	(18,633,241)	(23,827,925)
Total net assets	$27,899,552	$28,299,569
Total liabilities and net assets	$28,453,535	$28,723,562
Net asset value per share	$2.92	$2.96

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Investment income:
Interest from portfolio company investments:
Unaffiliated investments	$—	$10,767
Interest and dividends from cash and cash equivalents	44,689	32,057
Total investment income	44,689	42,824

Operating expenses:
Professional fees	308,067	358,999
Administrator fees	175,292	169,447
Market advisory fees	44,559	—
Insurance expenses	32,798	21,718
Directors fees	31,250	23,750
Chief compliance officer fees	15,000	12,000
Stock transfer agent fees	10,000	15,360
Custody fees	1,500	1,500
Marketing and advertising expenses	1,233	3,917
Postage and fulfillment expenses	40	1,103
Travel expenses	—	58
General and administrative expenses	21,886	14,060
Total operating expenses	641,625	621,912
Net investment income (loss)	(596,936)	(579,088)

Net realized (loss) gain:
Unaffiliated investments	(4,997,765)	—
Total net realized (loss) gain	(4,997,765)	—

Net change in unrealized appreciation (depreciation):
Unaffiliated investments	5,193,823	(5,491,497)
Non-controlled affiliated investments	—	(1,760,000)
Funds held in escrow from sale of investment	861	760
Total net change in unrealized appreciation (depreciation)	5,194,684	(7,250,737)

Net decrease in net assets resulting from operations	$(400,017)	$(7,829,825)

Net investment income (loss) per common share outstanding (basic and diluted)	$(0.06)	$(0.06)
Net decrease in net assets resulting from operations per common share outstanding (basic and diluted)	$(0.04)	$(0.81)
Weighted average common shares outstanding (basic and diluted)	9,563,130	9,672,193

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Changes in Net Assets

	Common Stock
	Shares (1)	Par Value	Additional Paid-In Capital	Accumulated Net Investment Loss	Accumulated Undistributed Net Realized Gain (Accumulated Net Realized Loss)	Unrealized Appreciation (Depreciation)	Net Assets
Balance, December 31, 2015 (2)	9,676,484	$9,676	$56,746,858	$—	$(1,157,446)	$(6,684,029)	$48,915,059
Net decrease in net assets from operations	—	—	—	(1,890,600)	(1,345,417)	(17,143,896)	(20,379,913)
Repurchase and retirement of common stock at cost	(113,354)	(113)	(235,464)	—	—	—	(235,577)
Reclassification of permanent book to tax differences	—	—	(1,890,600)	1,890,600	—	—	—
Balance, December 31, 2016 (2)	9,563,130	$9,563	$54,620,794	$—	$(2,502,863)	$(23,827,925)	$28,299,569
Net decrease in net assets from operations	—	—	—	(596,936)	(4,997,765)	5,194,684	(400,017)
Balance, March 31, 2017 (Unaudited)	9,563,130	$9,563	$54,620,794	$(596,936)	$(7,500,628)	$(18,633,241)	$27,899,552

(1)	Common shares issued.

(2)	Net assets as of December 31, 2016 and 2015 include no accumulated undistributed net investment income.

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(400,017)	$(7,829,825)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	—	(244,039)
Net proceeds from sales of portfolio company investments	1,340,021	—
Net realized loss on investments	4,997,765	—
Net change in unrealized (appreciation) depreciation on investments	(5,193,823)	7,251,497
Net change in unrealized (appreciation) depreciation on funds held in escrow from sale of investment	(861)	(760)
Increase in investment balance cost basis due to payment-in-kind interest	—	(10,767)
Changes in operating assets and liabilities:
Decrease in receivable from funds held in escrow from sale of investment	—	606,984
Decrease in prepaid expenses and other assets	23,337	156
Decrease in amounts due to related parties	(129,258)	(121,157)
Increase in accounts payable	463,486	200,773
Increase (decrease) in accrued expenses and other liabilities	(204,238)	25,047
Net cash provided by (used in) operating activities	896,412	(122,091)

Cash flows from financing activities:
Repurchase of common stock	—	(13,608)
Net cash used in financing activities	—	(13,608)

Net increase (decrease) in cash and cash equivalents	896,412	(135,699)
Cash and cash equivalents, beginning of period	19,329,250	13,655,862
Cash and cash equivalents, end of period	$20,225,662	$13,520,163

The accompanying notes are an integral part of these statements.

Crossroads Capital, Inc.
Schedule of Investments
March 31, 2017
(Unaudited)

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$—	—%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	—	—%
	Solar Thermal Energy	Series 1A Preferred Stock	2,134,523	635,065	—	—%
		Series 1 Convertible Preferred Stock	108,136	505,864	—	—%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/31/2017	$296,594	296,594	56,131	0.20%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/31/2017	$135,800	135,800	39,776	0.14%
		Senior Secured Notes (4) (5) Original principal $30,459; PIK interest 11.5%, compounded annually; mature 3/31/2017	$32,648	32,648	129,598	0.46%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	450,000	1.61%
	Waste Management	Series B Convertible Preferred Stock	648,566	1,899,132	890,000	3.19%
Suniva, Inc.	Norcross, GA	Class A Common Stock	2,844	1,244,834	—	—%
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	890,719	1,598,404	2,935,000	10.52%
	Molecular Diagnostics and Services
Agilyx Corporation	Beaverton, OR	Common Stock	16	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,560,000	12.76%
	Online Dating
Mode Media Corporation(6)	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	—	—%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	46,461	3,000,000	—	—%
	E-commerce Network
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$26,686,330	$8,060,505	28.88%

Total - Investments in Portfolio Company Securities (7)				$26,686,330	$8,060,505	28.88%

7

Crossroads Capital, Inc.
Schedule of Investments
March 31, 2017
(Unaudited)

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$8,060,505	28.88%
Cash and cash equivalents
Demand deposit accounts	18,655,194	66.87%
Money market funds consisting of 1,350,188 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	1,350,188	4.84%
Other cash and cash equivalents	220,280	0.79%
Funds held in escrow from sale of investment at fair value	95,768	0.35%
Prepaid expenses and other assets	71,600	0.26%
Less: Total liabilities	(553,983)	(1.99)%
Net Assets	$27,899,552	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	All investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act of 1933, as amended (the “Securities Act”) or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of March 31, 2017. As of March 31, 2017, restricted securities held by the Company comprised approximately 29% of the Company’s net assets.

(3)	Controlled investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.

(4)	Investment is income producing.

(5)	Investment is a payment-in-kind (“PIK”) note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest is computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of January 1, 2017, the Company ceased accruing PIK interest on each of its payment-in-kind notes, and all of such notes are currently on non-accrual status.

(6)	Mode Media Corporation ceased operations on September 15, 2016.

(7)	As of March 31, 2017, 100% of the Company’s total assets were qualified assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these statements.

8

Crossroads Capital, Inc.
Schedule of Investments
December 31, 2016

Portfolio Company	Headquarters / Industry (1)	Type of Investment	Shares / Warrants / Principal	Cost	Value (2)	Value as % of Net Assets
Unaffiliated Investments (3)
Privately Held Portfolio Companies:
MBA Polymers, Inc.	Worksop, Nottinghamshire, UK	Series G Convertible Preferred Stock	2,000,000	$2,000,000	$100,000	0.35%
	Plastics Recycling
BrightSource Energy, Inc.	Oakland, CA	Common Stock	132,972	1,756,202	—	—%
	Solar Thermal Energy	Series 1A Preferred Stock	2,134,523	635,065	—	—%
		Series 1 Convertible Preferred Stock	108,136	505,864	—	—%
		Subordinated Convertible Bridge Notes (4) (5)Original principal $205,193; PIK interest 11.5%, compounded annually; mature 3/31/2017	$296,594	296,594	45,052	0.16%
		Subordinated Secured Notes (4) (5)Original principal $107,977; PIK interest 11.5%, compounded annually; mature 3/31/2017	$135,800	135,800	54,623	0.19%
		Senior Secured Notes (4) (5) Original principal $30,459; PIK interest 11.5%, compounded annually; mature 3/31/2017	$32,648	32,648	109,793	0.39%
Harvest Power, Inc.	Waltham, MA	Series A-2 Preferred Stock	1,249,999	1,249,433	480,000	1.70%
	Waste Management	Series B Convertible Preferred Stock	648,566	1,899,132	935,000	3.30%
Suniva, Inc.	Norcross, GA	Class A Common Stock	2,844	1,244,834	155,000	0.55%
Metabolon, Inc.	Durham, NC	Series D Convertible Preferred Stock	890,719	1,598,404	2,685,000	9.49%
	Molecular Diagnostics and Services
Agilyx Corporation	Beaverton, OR	Common Stock	16	4,332,356	—	—%
	Renewable Oils
Zoosk, Inc.	San Francisco, CA	Series E Convertible Preferred Stock	715,171	2,999,999	3,300,000	11.66%
	Online Dating
SilkRoad, Inc.	Chicago, IL	Series D-1 Convertible Preferred Stock	6,361,938	1,337,785	1,131,843	4.00%
	Software as a Service	Series D-2 Convertible Preferred Stock	19,132,283	5,000,000	16,834	0.06%
		Series D-1 Convertible Preferred Stock Warrants Exercise price $0.2823 per share; expire 6/30/2018 (subject to adjustment)	1,683,460	—	191,323	0.68%
Mode Media Corporation(6)	Brisbane, CA	Series F Convertible Preferred Stock	1,196,315	4,999,999	—	—%
	Social Media
Deem, Inc.	San Francisco, CA	Series AA-1 Convertible Preferred Stock	46,461	3,000,000	—	—%
	E-commerce Network
Subtotal - Unaffiliated Investments, Privately Held Portfolio Companies				$33,024,115	$9,204,468	32.53%

Total - Investments in Portfolio Company Securities (7)				$33,024,115	$9,204,468	32.53%

9

Crossroads Capital, Inc.
Schedule of Investments
December 31, 2016

Reconciliation to Net Assets	Amount	% of Net Assets
Investments in portfolio company securities at fair value	$9,204,468	32.53%
Cash and cash equivalents
Demand deposit accounts	19,101,153	67.50%
Money market funds consisting of 435,882 Class A shares in the SEI Daily Income Trust Government Fund (SEOXX) with a value of $1 per share (4)	11,315	0.04%
Other cash and cash equivalents	216,782	0.77%
Funds held in escrow from sale of investment at fair value	94,907	0.33%
Prepaid expenses and other assets	94,937	0.33%
Less: Total liabilities	(423,993)	(1.50)%
Net Assets	$28,299,569	100.00%

(1)	The corporate headquarters of the portfolio company may not be indicative of the primary source of the portfolio company’s business. The industry description generally identifies the types of products or services provided by each portfolio company.

(2)	All investments were valued at fair value as determined in good faith by the Board of Directors and are restricted securities under the Securities Act or are subject to legal restrictions on transfer (including lockup and other contractual restrictions) as of December 31, 2016. As of December 31, 2016, restricted securities held by the Company comprised approximately 33% of the Company’s net assets.

(3)	Controlled investments are defined by the 1940 Act as investments in which the Company owns more than 25% of the voting securities or where the Company has the ability to nominate greater than 50% of the board representation. Non-controlled, affiliated investments are defined by the 1940 Act as investments in which the Company owns between 5% and 25% of the voting securities. Unaffiliated investments are defined by the 1940 Act as investments that are neither controlled investments nor non-controlled, affiliated investments.

(4)	Investment is income producing.

(5)	Investment is a PIK note. Principal and cost includes accumulated PIK interest, which is fixed for the term of the notes. The PIK interest was computed at the contractual rate specified in each note and is added to the principal balance of the note and recorded as interest income as earned. As of December 31, 2016, the Company was accruing PIK interest on each of its payment-in-kind notes, and none of such notes were on non-accrual status.

(6)	Mode Media Corporation ceased operations on September 15, 2016.

(7)	As of December 31, 2016, approximately 99.7% of the Company’s total assets were qualified assets under Section 55(a) of the 1940 Act.

The accompanying notes are an integral part of these statements.

10

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

On May 3, 2016, the Board approved a Plan of Liquidation (the “Plan”) pursuant to which the Company plans to convert into a liquidating trust with the sole purpose of liquidating the Company’s assets and distributing the proceeds to the Company’s stockholders. The Plan is subject to the approval of the stockholders, which the Board is seeking at a special meeting scheduled for June 2, 2017 and called for the purpose of approving the Plan and certain related matters as detailed in the definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2017. See Note 13 – Subsequent Events.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, all of which were of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2017. The interim unaudited financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company follows the accounting and reporting guidelines in Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 946, “Financial Services—Investment Companies”.

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Investments are stated at value as defined under the 1940 Act, in accordance with the applicable regulations of the SEC, and in accordance with FASB, Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”). Value, as defined in Section 2(a)(41) of the 1940 Act, is: (i) the market price for those securities for which a market quotation is readily available, and (ii) the fair value as determined in good faith by, or under the direction of, the Board of Directors for all other assets. See Note 3 - Portfolio Investments and Fair Value. The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the closing market price on the valuation date; all other assets must be valued at fair value as determined in good faith by or under the direction of the Board of Directors.

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

The Company has a lead valuation director, who is a non-interested member of the Board and acts as the liaison between the Board and the Company’s management for valuing the Company’s investments. With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	On a quarterly basis, each portfolio company will be analyzed based on the portfolio company’s most recently available historical and projected financial results, public market comparables, equity or other transactions and other factors.

•	The Company’s management or an independent valuation firm, if involved, will conduct appraisals and make an assessment of the fair value of each investment, which will be used in deriving a preliminary valuation.

•	The Company’s lead valuation director will review and discuss the preliminary valuations with the Company’s management and the assistance of the independent valuation firm, if any.

•	The Board will discuss the valuations and determine, in good faith, the fair value of each investment in the portfolio for which market quotations are not readily available based on the input of the Company’s management, the independent valuation firm, if any, and the lead valuation director.

For the March 31, 2017 valuations of the Company’s portfolio investments that are not publicly traded, an independent valuation firm assisted the Board of Directors in its determination of the fair value of three investments in the Company’s portfolio. The Administrator assisted the Board of Directors in its determination of the fair value of all of the investments in the Company’s portfolio and the funds held in escrow from the sale of investments (“Escrowed Funds”).

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

March 31, 2017

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Funds Held in Escrow from Sale of Investments

Escrowed Funds are valued at fair value by the Company’s Board using certain indemnity risk and deferred payment discounts applied to the amounts withheld.

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. PIK interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Company recorded PIK interest income of $0 and $10,767 during the three months ended March 31, 2017 and 2016, respectively. See “Income Taxes” below.

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

Due to the Company’s limited number of investments, it closely monitors its asset composition in order to continue to satisfy the asset diversification test and maintain its status as a RIC. To maintain its status as a RIC, in addition to other requirements, as of the close of each quarter end, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% Threshold”). However, the failure to meet the 50% Threshold alone will not necessarily result in the Company’s loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of the Company’s assets, including as a result of the sale of assets, the Company will still be deemed to have satisfied the 50% Threshold and, therefore, maintain its RIC status, provided that the Company has not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that the Company fell below the 50% Threshold. The Company satisfied the diversification requirement as of March 31, 2017.

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

Note 3 - Portfolio Investments and Fair Value

The following table summarizes the composition of the Company’s portfolio company investments by type of security and Escrowed Funds at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$15,887,896	$7,835,000	96.06%	$22,225,681	$8,648,677	93.00%
Preferred Stock Warrants	—	—	—%	—	191,323	2.06%
Common Stock	10,333,392	—	—%	10,333,392	155,000	1.67%
Convertible Notes	296,594	56,131	0.69%	296,594	45,052	0.48%
Secured Notes	168,448	169,374	2.08%	168,448	164,416	1.77%
Total Portfolio Company Investments	26,686,330	8,060,505	98.83%	33,024,115	9,204,468	98.98%
Funds Held in Escrow from Sale of Investment	103,185	95,768	1.17%	103,185	94,907	1.02%
Total Portfolio Company Financial Assets	$26,789,515	$8,156,273	100.00%	$33,127,300	$9,299,375	100.00%

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Fair Value of Investments

The following table categorizes the Company’s portfolio company investments, money market funds and Escrowed Funds measured at fair value based upon the lowest level of significant input used in the valuation of such assets as of March 31, 2017 and December 31, 2016:

Description	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2017
Privately Held Portfolio Companies:
Preferred Stock	$—	$—	$7,835,000	$7,835,000
Convertible Notes	—	—	56,131	56,131
Secured Notes	—	—	169,374	169,374
Cash Equivalents:
Money Market Funds	1,350,188	—	—	1,350,188
Funds Held in Escrow From Sale of Investment	—	—	95,768	95,768
Total	$1,350,188	$—	$8,156,273	$9,506,461

Description	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2016
Privately Held Portfolio Company Securities:
Preferred Stock	$—	$—	$8,648,677	$8,648,677
Preferred Stock Warrants	—	—	191,323	191,323
Common Stock	—	—	155,000	155,000
Convertible Notes	—	—	45,052	45,052
Secured Notes	—	—	164,416	164,416
Cash Equivalents:
Money Market Funds	11,315	—	—	11,315
Funds Held in Escrow From Sale of Investment	—	—	94,907	94,907
Total	$11,315	$—	$9,299,375	$9,310,960

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Convertible Notes	Level 3 Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2016	$8,648,677	$191,323	$155,000	$45,052	$164,416	$94,907	$9,299,375
Sale, exchange or conversion of Level 3 portfolio company investments (1)	(1,323,165)	(16,835)	—	—	—	—	(1,340,000)
Total net realized gain (loss)	(5,014,620)	16,835	—	—	—	—	(4,997,785)
Total net change in unrealized appreciation (depreciation)	5,524,108	(191,323)	(155,000)	11,079	4,958	861	5,194,683
Fair Value as of March 31, 2017	$7,835,000	$—	$—	$56,131	$169,374	$95,768	$8,156,273

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of March 31, 2017	$335,000	$—	$(155,000)	$11,079	$4,958	$861	$196,898

(1)	Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

The following table provides a reconciliation of the changes in fair value for the Company’s portfolio company investments and Escrowed Funds measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

	Level 3 Preferred Stock	Level 3 Preferred Stock Warrants	Level 3 Common Stock	Level 3 Convertible Notes	Level 3 Secured Notes	Level 3 Funds Held in Escrow	Total
Fair Value as of December 31, 2015	$32,976,000	$420,000	$80,000	$530,000	$121,759	$688,082	$34,815,841
Purchases and other adjustments to cost of Level 3 portfolio company investments (1)	244,039	—	—	30,665	46,689	(600,916)	(279,523)
Sale, exchange or conversion of Level 3 portfolio company investments (2)	(10,181,202)	—	3,515,000	—	—	—	(6,666,202)
Gross transfers out of Level 3 to Level 1 (2)	—	—	(181,990)	—	—	—	(181,990)
Total net realized gain	1,264,607	—	—	—	—	—	1,264,607
Total net change in unrealized appreciation (depreciation)	(15,654,767)	(228,677)	(3,258,010)	(515,613)	(4,032)	7,741	(19,653,358)
Fair Value as of December 31, 2016	$8,648,677	$191,323	$155,000	$45,052	$164,416	$94,907	$9,299,375

Total net change in unrealized appreciation (depreciation) on Level 3 portfolio company investments held as of December 31, 2016	$(14,011,721)	$(228,677)	$(3,258,010)	$(515,613)	$(4,032)	$7,741	$(18,010,312)

(1)	Purchases and other adjustments to cost of Level 3 portfolio company investments include purchases of new investments at cost and payment-in kind interest accreted to principal.

(2)	Exchanges, conversions and transfers out of Level 3 portfolio company investments and Escrowed Funds are reflected at cost if originally acquired during the period or at the fair value as of the beginning of the period if originally acquired before the beginning of the period. Sales of Level 3 portfolio company investments and settlement of Escrowed Funds are reflected at the net proceeds from such sale or settlement.

Portfolio Company Investment Activity

On August 24, 2016, the Company announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm, to assist it in identifying prospective buyers for its portfolio investments. During the three months ended March 31, 2017, Setter Capital assisted the Company with the sale of its securities in SilkRoad. During the year ended December 31, 2016, Setter Capital assisted the Company with the sale of its securities in Metabolon and Centrify. Setter Capital continues to assist the Company with the sale of its remaining portfolio investments.

On March 29, 2017, the Company liquidated its entire investment in SilkRoad, consisting of 6,361,938 shares of Series D-1 convertible preferred stock, 19,132,283 shares of Series D-2 convertible preferred stock and 1,683,460 Series D-1 preferred stock warrants. The transaction was a secondary market sale for total net proceeds of $1,340,000, resulting in a net realized loss of $4,997,785.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Significant Unobservable Inputs for Level 3 Portfolio Company Securities

In accordance with ASC 820, the table set forth below provides quantitative information about the Level 3 fair value measurements of the Company’s portfolio company investments and Escrowed Funds as of March 31, 2017 and December 31, 2016. In addition to the approaches and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation approaches and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. To the extent an unobservable input is not reflected in the table below, such input is deemed insignificant or is not applicable with respect to the Company’s Level 3 fair value measurements as of March 31, 2017 and December 31, 2016, respectively. Changes in the inputs in isolation could result in a material change in the fair value measurement, depending on the input and the materiality of the investment:

	March 31, 2017
Investment Type	Fair Value	Valuation Approaches / Methodologies	Unobservable Input (1)	Range			Weighted Average (2)
Level 3 Portfolio Company Investments: Preferred Stock	$6,495,000	Comparable transactions	Revenue multiple	1.4	to	5.0	2.9
	$7,835,000	Option pricing model	Comparable public company equity volatility	30%	to	58%	50%
	$7,835,000	Comparable public companies	Revenue multiple	0.6	to	4.7	2.8
			EBITDA multiple	10.4	to	11.1	10.7
Level 3 Portfolio Company Investments: Common Stock	$—	Comparable public companies	Revenue multiple	0.6	to	0.6	n/a
Level 3 Portfolio Company Investments: Convertible Notes and Secured Notes	$225,505	Comparable public companies	Revenue multiple	0.6	to	0.6	0.6
Level 3 Funds Held in Escrow From Sale of Investment	$95,768	Escrow Discounts	Indemnity risk discount	4%	to	4%	4%
			Deferred payment discount	5%	to	5%	5%

(1)	The significant unobservable inputs that may be used in the fair value measurement of the Company’s portfolio company investments in convertible preferred stock, common stock and warrants to purchase common or preferred stock for which market quotations are not readily available include: (i) revenue multiples for comparable transactions, (ii) revenue, earnings before interest, taxes, depreciation and amortization, and price to earnings multiples (collectively, “Multiples”) for comparable public companies, (iii) discount rates and terminal year Multiples for comparable public companies applied in a discounted cash flow analysis of the portfolio company; and (iv) a discount for lack of marketability (“DLOM”). For some portfolio company investments, additional consideration may be given to data from a prior or contemporaneous financing transaction, the last round of financing or a merger or acquisition event near the measurement date (collectively, a “Precedent Transaction”). Inputs used in deriving an appropriate DLOM include the time frame in which the portfolio company expects to pursue or complete an IPO or sale/merger and, where put option models are used to estimate the price of a plain-vanilla, at-the-money put option and the price of an average-strike put option, inputs may include a range of term and volatility assumptions. A change in the assumptions used for Precedent Transactions and Multiples may indicate a directionally similar change in the fair value of the Company’s portfolio company investments in convertible preferred stock or common stock, while a change in the assumptions used for discount rate and DLOM may indicate a directionally opposite change in the fair value of the portfolio company investment.

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

(2)	Weighted average based on fair value as of March 31, 2017.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

As of March 31, 2017 and December 31, 2016, 28.7% and 32.4%, respectively, of the Company’s gross assets represented portfolio company investments and Escrowed Funds valued at fair value by the Company’s Board of Directors.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2017 and 2016 for: (i) the Company’s portfolio company investments sold during the three months ended March 31, 2017 and 2016 and (ii) the Company’s portfolio company investments and Escrowed Funds held as of March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017		March 31, 2016
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
SilkRoad, Inc.	$(4,997,785)	$4,997,785	$—	$—
Agilyx Corp.	20	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	(4,997,765)	4,997,785	—	—
Portfolio Company Investments Held at End of Period	—	196,038	—	(7,251,497)
Total Portfolio Company Investments	(4,997,765)	5,193,823	—	(7,251,497)
Funds Held in Escrow from Sale of Investment	—	861	—	760
Total Portfolio Company Financial Assets	$(4,997,765)	$5,194,684	$—	$(7,250,737)

See the accompanying schedule of investments for the fair value of the Company’s portfolio company investments. The methodology for the determination of the fair value of the Company’s portfolio company investments is discussed in Note 2 - Summary of Significant Accounting Policies.

Note 4 - Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, the Company’s Board of Directors approved the engagement of the Administrator to provide administrative consulting services to the Company, including the provision of personnel to act as certain of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three months ended March 31, 2017 and 2016, the Company incurred $175,292 and $150,000 of expenses related to the Administrator, respectively. As of March 31, 2017 and December 31, 2016, the Company had expenses payable to the Administrator of $63,708 and $191,000, respectively.

The Administrator furnishes the Company with equipment and clerical services, including responsibility for the financial records which it is required to maintain, and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Administrator assists the Company in monitoring its portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing its net asset value, overseeing the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders. The Administrator also provides support for the Company’s risk management efforts and generally overseeing the payment of its expenses and the performance of administrative and professional services rendered to the Company by others.

Effective December 2, 2015, the Company engaged the services of its Chief Compliance Officer. For the three months ended March 31, 2017 and 2016, the Company incurred $15,000 and $12,000 of compliance fees, respectively. As of March 31, 2017 and December 31, 2016, the Company had expenses payable to its Chief Compliance Officer of $5,000 and $5,206, respectively.

On November 10, 2015, the Company’s Board of Directors approved the engagement of US Bancorp to provide administration and accounting services to the Company pursuant to an Administration Servicing Agreement and a Fund Accounting Servicing Agreement, respectively. On May 3, 2016, the Board announced the termination of its agreement with US Bancorp, effective as of March 29, 2016. For the three months ended March 31, 2017 and 2016, the Company incurred $0 and $19,447 of expenses, respectively, related to US Bancorp. The Company did not have any expenses payable to US Bancorp as of March 31, 2017 and December 31, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Joint Liability Insurance Agreement

For the policy year ended August 28, 2016, 10% of the total directors and officers liability insurance policy premium and 10% of the total excess liability policy premium was allocated to and paid by BDCA Venture Adviser, LLC, the Company’s former investment adviser (“BDCA Venture Adviser”), pursuant to a joint liability insurance agreement with BDCA Venture Adviser which allocated the premium cost of the Company’s directors and officers liability insurance policy and the Company’s excess coverage policy between the Company and BDCA Venture Adviser.

On August 28, 2016, the Company renewed its directors and officers liability insurance policy and its excess liability policy for another policy year ending August 28, 2017 but no portion of the premium was paid by, or reimbursed by, BDCA Venture Adviser. The Company also acquired an additional excess liability policy. The continuing directors and officers policy covers the Company’s directors, officers, and other specified parties, insures the Company against loss that it may be required or permitted to pay as indemnitees of the Company’s directors and officers, and insures the Company for certain securities claims. The two excess liability policies provide for excess coverage to the Company’s officers and directors in the case of non-indemnifiable claims. To the extent the officers, managers and employees of BDCA Venture Adviser bring a contractual claim for indemnification against the Company pursuant to the former Investment Advisory Agreement, the directors and officers liability insurance policy and one of the two excess liability policies would cover such claims.

Other Transactions with Related Parties

On March 25, 2016, the Audit Committee of the Company’s Board of Directors approved the reimbursement of $125,157 in legal and proxy solicitation costs incurred by Bulldog Investors, LLC (“Bulldog”), a stockholder and beneficial owner of more than 5% of the Company’s outstanding common stock, as a result of the contested proxy campaign in connection with the Company’s 2015 Annual Meeting of Stockholders. This reimbursement was paid to Bulldog on March 30, 2016 and included the costs of Bulldog’s litigation against the Company in the Circuit Court of Maryland and the New York Supreme Court and costs associated with the proxy process and the election of the Company’s new Board of Directors.

The Audit Committee of the Company’s Board of Directors is required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Note 5 – Equity Offerings and Related Costs

The Company did not issue any new shares of its common stock during the three months ended March 31, 2017.

Note 6 – Stock Repurchases

On November 10, 2015, the Board authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, the Board approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which the Company is prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. The Board previously authorized several six month extensions of the Company’s stock repurchase program. On April 13, 2017, the Board authorized a further extension of the Company’s stock repurchase program for an additional six months to expire on November 10, 2017, or until Company’s conversion to a liquidating trust, whichever is earlier. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors, without reliance on the “safe harbor” provisions of Rule 10b-18 under the Securities Exchange Act of 1934, which sets certain restrictions on the method, timing, price and volume of stock repurchases. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares.

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Note 7 – Dividends and Distributions

On March 25, 2016, the Company’s Board of Directors adopted a distribution policy with the objective to make special distributions to stockholders as declared by the Board of Directors in its discretion. The Company did not declare any distributions to stockholders during the three months ended March 31, 2017 or the year ended December 31, 2016.

Distributions to the Company’s stockholders are payable only when and as declared by the Company’s Board of Directors. Distributions, if any, will be from available funds, as determined by the Board of Directors, with the intention of distributing up to 100% of the proceeds from the sale of the Company’s portfolio investments.

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

The Company has maintained a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result of the Company’s investment policy and liquidation plan, no dividends are expected to be declared.

Note 8 – Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2017, the Company had not entered into any investment agreements which required it to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, the Company was required to set aside $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional cash proceeds that may be released to the Company at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to the Company from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to the Company from the Xtime escrow without any offset for indemnity claims. As of December 31, 2016, the Company recognized $6,067 in additional proceeds in connection with the expense fund related to Xtime’s merger transaction. The remaining Escrowed Funds are anticipated to be released in November 2017, net of settlement of any indemnity claims. As of March 31, 2017, the Escrowed Funds were fair valued at $95,768. Although recovery under the stockholder indemnity obligation is generally limited to the Escrowed Funds, the Company may be liable for its pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Company, provided, however, in the case of the Company’s fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, the Company has not been notified of any stockholder indemnity claims.

The Company maintains a directors and officers liability insurance policy and two excess liability policies, which provide liability insurance coverage for its officers, directors and other specified parties. The Company has also agreed to indemnify its directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Under the former Investment Advisory and Administrative Services Agreement (the “Investment Advisory Agreement”), absent the willful misfeasance, bad faith or gross negligence of BDCA Venture Adviser or BDCA Venture Adviser’s reckless disregard of its duties and obligations, the Company has agreed to indemnify BDCA Venture Adviser (including its officers, managers, agents, employees and members) for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising out of BDCA Venture Adviser’s performance of its duties and obligations under the Investment Advisory Agreement, except to the extent specified in the 1940 Act. Pursuant to the former Investment Advisory Agreement, the indemnification provision shall remain in full force and effect, and BDCA Venture Adviser shall remain entitled to the benefits thereof, notwithstanding any termination of the Investment Advisory Agreement.

As of March 31, 2017, the Company was not a party to any material legal proceedings. However, from time to time, the Company may be party to certain legal proceedings incidental to the normal course of its business, including the enforcement of its rights under contracts with its portfolio companies.

Note 9 – Changes in Net Assets Per Share

The following table sets forth the computation of the basic and diluted per share net decrease in net assets resulting from operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net decrease in net assets resulting from operations	$(400,017)	$(7,829,825)
Basic and diluted weighted-average shares outstanding	9,563,130	9,672,193
Basic and diluted net decrease in net assets per share resulting from operations	$(0.04)	$(0.81)

During the three months ended March 31, 2017 and 2016, the Company had no dilutive securities outstanding.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Note 10 – Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Per common share data
Net asset value, beginning of period	$2.96	$5.06

Net investment loss (1)	(0.06)	(0.06)
Net realized loss on investments (1)	(0.52)	—
Net increase (decrease) in unrealized appreciation (depreciation) on investments and funds held in escrow from sale of investment (1)	0.54	(0.75)
Net decrease in net assets resulting from operations	(0.04)	(0.81)

Capital stock transactions:
Repurchases of common stock (2)	—	*
Net increase in net assets from capital stock transactions	—	*

Net asset value, end of period	$2.92	$4.25

Ratios and supplemental data:
Per share market price, end of period	$2.29	$2.62
Total return based on change in net asset value (3)	(1.35)%	(16.01)%
Total return based on stock price (4)	7.51%	(18.38)%
Common shares outstanding, end of period	9,563,130	9,670,076
Weighted average common shares outstanding during period	9,563,130	9,672,193
Net assets, end of period	$27,899,552	$41,071,626
Ratio of operating expenses to average net assets (5)	9.07%	3.75%
Ratio of net investment loss to average net assets (5)	(8.44)%	(5.15)%
Portfolio turnover (6)	4.74%	—%

*	Per share amount less than $0.01 per share.

(1)	Based on weighted average shares outstanding during the period.

(2)	Represents the increase in net asset value per share attributable to repurchases of common stock during the period.

(3)	Total return based on change in net asset value equals the change in the end of the period net asset value over the beginning of the period net asset value plus distributions during the period, divided by the beginning of the period net asset value. The total return has not been annualized.

(4)	Total return based on stock price is calculated based on the change in the market price of the Company’s shares taking into account distributions reinvested in accordance with the Company’s dividend reinvestment plan, or lacking such plan, at the lesser of net asset value or market price per share on the dividend distribution date. The total return has not been annualized.

(5)	Operating expenses and net investment loss for periods of less than one year are annualized, and the ratios of operating expenses to average net assets and net investment loss to average net assets are adjusted accordingly. Because the ratios are calculated for the Company’s common stock taken as a whole, an individual investor’s ratios may vary from these ratios.

(6)	Portfolio turnover is calculated as net proceeds from the sale of portfolio company investments during the period divided by average net assets during the period.

Note 11 – Income Taxes

The Company did not have any net realized capital gains for the year ended December 31, 2016. Therefore, no corporate-level federal income or excise taxes were due and, as such, the Company did not make any provision for federal income or excise taxes as of December 31, 2016.

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

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

The net unrealized appreciation (depreciation) and the aggregate cost of the Company’s portfolio company investments and Escrowed Funds for federal income tax purposes as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Aggregate cost for federal income tax purposes: (1)
Portfolio company investments	$26,686,330	$33,024,115
Funds held in escrow from sale of investment	103,185	103,185
Total aggregate cost for federal income tax purposes of portfolio company financial assets	$26,789,515	$33,127,300

Gross unrealized appreciation on portfolio company investments	$1,896,597	$1,386,597
Gross unrealized depreciation on portfolio company investments	(20,522,422)	(25,206,244)
Gross unrealized depreciation on funds held in escrow from sale of investment	(7,416)	(8,278)
Net unrealized appreciation (depreciation) of portfolio company financial assets	$(18,633,241)	$(23,827,925)

(1)	Includes cumulative PIK interest accreted to principal.

As of March 31, 2017 and December 31, 2016, the Company had no undistributed ordinary income or undistributed long-term capital gains for federal income tax purposes. As of March 31, 2017 and December 31, 2016, the Company had capital loss carryforwards of $7,500,628 and $2,502,863, respectively, for federal income tax purposes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2014, 2015 and 2016 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2014 and 2015 state tax years for the Company remain subject to examination by the Colorado Department of Revenue. The 2015 state tax year for the Company remains subject to examination by the New York Department of Revenue. The 2015 and 2016 state tax years for the Company remains subject to examination by the Nebraska Department of Revenue.

As of March 31, 2017 and December 31, 2016, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. There were no such expenses for the three months ended March 31, 2017 and the year ended December 31, 2016.

Note 12 – Investments in and Advances to Affiliates

During the three months ended March 31, 2017, the Company had no Non-controlled, Affiliated Investments or Controlled Investments.

During the year ended December 31, 2016, the Company had one portfolio company investment, Metabolon, which was a Non-controlled, Affiliated Investment and the Company had no Controlled Investments. On November 29, 2016, the Company sold 1,338,302 shares of its Metabolon Series D preferred stock in a secondary market sale for total net proceeds of $3,466,202, resulting in a net realized gain of $1,064,606. The Company continued to own 890,719 shares of Metabolon Series D preferred stock, however, as of December 31, 2016, the Company’s investment in Metabolon no longer met the definition of a Non-controlled, Affiliated Investment. During 2016, the Company made no advances to Metabolon. The following is a schedule of the Company’s activity in Metabolon for the year ended December 31, 2016.

Crossroads Capital, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

Note 13 – Subsequent Events

In preparing these financial statements, the Company has evaluated events after March 31, 2017. Except as set forth below, there were no subsequent events since March 31, 2017 that would require adjustment to or additional disclosure in these financial statements.

Portfolio Company Activity

On April 17, 2017, Suniva Inc. (“Suniva”), of which the Company owns 2,844 shares of Class A Common Stock, filed a petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. This action stemmed from a mixture of significant downward pressure on solar cell and module prices manufactured by Suniva due to foreign competition, and a significant increase in debt as part of a planned expansion at Suniva’s Norcross, GA facility.

Plan of Liquidation

On April 17, 2017, the Company filed a definitive proxy statement with the SEC to seek approval for the Plan of Liquidation and related matters at a special meeting of stockholders. The Company also filed a definitive proxy statement with the SEC on the same date relating to an annual meeting of stockholders seeking a vote on certain nominees to the Company’s Board of Director and for the ratification of the selection of Tait, Weller & Baker, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017.

Stock Repurchase Program

On April 13, 2017, the Board authorized a further extension of the Company’s stock repurchase program for an additional six months to expire on November 10, 2017, or until Company’s conversion to a liquidating trust, whichever is earlier. Under the repurchase program, the Company is authorized to repurchase shares of its common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors, without reliance on the “safe harbor” provisions of Rule 10b-18 under the Securities Exchange Act of 1934, which sets certain restrictions on the method, timing, price and volume of stock repurchases. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate the Company to acquire any specific number of shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. The forward-looking statements contained in this quarterly report are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those express or forecasted in the forward-looking statements, including without limitation:

●	our ability to implement and proceed with the plan of liquidation, the difficulty associated with monetizing certain of our portfolio investments due to the lack of liquidity in many such investments and the ability of our stockholders to achieve current fair values of portfolio investments pursuant to the plan of liquidation, if implemented;

●	risks related to our consideration of strategic alternatives;

●	the impact of our current investment objective on the value of our investments, including a decline in the value of our net assets and an increase in operating expenses as a percentage of our net assets and the possibility that near-term sales will realize values less than the current fair values of our investments;

●	the impact of our operating expenses and contingent liabilities on the disposition of our portfolio investments;

●	the impact of a protracted decline in the market for IPOs or a lack of IPO or strategic sale/merger opportunities for our pre-IPO equity investments;

●	uncertainty as to the value of our portfolio investments;

●	risks inherent to the operations of our portfolio companies, including market volatility, operating losses, intense competition and general economic or industry-specific downturns and other risks specific to certain industries in which our portfolio investments are engaged, such as the technology industry, healthcare and life sciences industries, and energy and energy-related technology industries;

●	risks inherent to our investment in Growth Companies, including a lack of available information, dependence on the talents of key management personnel, lack of a diversified product line, customer concentration and vulnerability to economic downturns;

●	our failure to make follow-on investments in our portfolio companies;

●	the inability of our portfolio investments to perform as expected, to commercialize their technologies, products, business concepts or services, or to adequately protect their intellectual property rights;

●	the inability of our portfolio investments to obtain additional capital to satisfy continuing working capital and other capital requirements necessary to reach the next stage of development or continue operations;

●	the impact of specific laws and regulations applicable to our portfolio investments that may constrain their ability to offer their products or services;

●	the risks associated with our debt investments, including default risk, covenant compliance risk and subordination risk;

●	the possibility of defaults by our portfolio investments;

●	our portfolio companies entering into bankruptcy or insolvency proceedings;

●	the complex capital structure of our portfolio investments and the impact that may have on the value of our existing equity investments;

●	the speculative nature of our equity investments;

●	our failure to maintain our status as a BDC;

●	fluctuations in our periodic results that may cause a decline in the net asset value of our common stock;

●	the ability of our Administrator to terminate upon short notice and the risk that we may be unable to find a suitable replacement;

●	the significant costs and expenses associated with our Administrator;

●	the restrictions imposed on us from regulations specific to BDCs, including our limited ability to enter into transactions with our affiliates;

●	our exposure to corporate-level income tax if we are unable to qualify as a RIC;

●	difficulty in paying required distributions;

●	risks associated with a portion of our income being OID or PIK interest;

●	general economic, political and market conditions that may adversely affect our business;

●	the significant expense associated with being a public company;

●	cyber-security risks and risks associate with failures in our information systems;

●	securities litigation;

●	future changes in our investment objective, operating policies and strategies; and

●	the additional risks, uncertainties and other factors we identify in “Risk Factors” in our most recent annual report on Form 10-K previously filed with the U.S. Securities and Exchange Commission (the “SEC”) and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

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

Our Investment Objective is to preserve capital and maximize stockholder value by pursuing the sale of our portfolio investments, limiting expenses and deploying surplus cash as appropriate, including into yielding investments to offset, in part, operating expenses and to monetize our portfolio holdings at the earliest practicable date. On May 3, 2016, our Board of Directors approved the Plan, pursuant to which we plan to convert into a liquidating trust with the sole purpose of liquidating our assets and distributing the proceeds to our stockholders. The Plan is subject to the approval of our stockholders, which our Board of Directors intends to seek at a special meeting called for the purpose of approving the Plan and certain related matters, including the withdrawal of our election to be regulated as a BDC under the 1940 Act and the delisting of our stock from Nasdaq Capital Market, as detailed in the definitive proxy statement filed with the SEC on April 17, 2017. Our Board of Directors has set June 2, 2017 as the date for the special meeting. Prior to the approval by our stockholders and our conversion into the liquidating trust, our Board of Directors reserves the right to consider additional strategic alternatives. On August 24, 2016, as part of this strategy to liquidate the Company, we announced the engagement of Setter Capital, Inc., a Toronto-based secondary market advisory firm (“Setter Capital”), to assist us in identifying prospective buyers for our portfolio investments.

We are internally managed, although we do receive certain administrative services from our Administrator, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer.

For the March 31, 2017 valuation of our portfolio investments that are not publicly traded, an independent valuation firm assisted our Board of Directors in its determination of the value of three investments in our portfolio. Our Administrator assisted our Board of Directors in its determination of the value of all of the investments in our portfolio and the funds held in escrow from the sale of investments (“Escrowed Funds”).

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

On May 3, 2016, our Board of Directors approved the Plan, subject to the approval of our stockholders at a special meeting of our stockholders. Our Board of Directors has set June 2, 2017 as the date for the special meeting.

Our Board of Directors cannot estimate the expected proceeds that the liquidating trust could realize from the monetization of our portfolio investments pursuant to the Plan, and it is possible that the final liquidation value or the proceeds received from the sale of our portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential IPO or other sale or liquidity event. The monetization of our portfolio investments and the adoption of the Plan, pursuant to which we are focused on the liquidation and sale of our portfolio investments, makes our investment portfolio susceptible to the risk that near-term sales could realize less than current fair values as we actively seek to sell our investments, either individually or in groups, and it is possible that we will experience substantial differences in the exit prices ultimately achieved by the liquidating trust or the proceeds received from the sale of our portfolio holdings as compared to the respective current fair values. The prices we ultimately realize may be further impacted by volatility in the financial markets to date, in particular the market for Initial Public Offerings of previously privately-funded venture capital investments that at least in part require a functioning IPO market to provide liquidity events for venture capital-backed enterprises. Our current fair values were determined consistent with our disclosed valuation policies and procedures, and the methodologies included therein, and which were based on the concept of an orderly transaction in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”).

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

A more detailed description of our current and former investment strategies is located in Item 1. — Business of our annual report on Form 10-K for the year ended December 31, 2016, which has been filed with the SEC. The Plan and certain related matters proposed by our Board of Directors in connection with the adoption of the Plan are detailed in the definitive proxy statement filed with the SEC on April 17, 2017.

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

On March 29, 2017, we liquidated our entire investment in SilkRoad, consisting of 6,361,938 shares of Series D-1 convertible preferred stock, 19,132,283 shares of Series D-2 convertible preferred stock and 1,683,460 Series D-1 preferred stock warrants. The transaction was a secondary market sale for total net proceeds of $1,340,000, resulting in a net realized loss of $4,997,785.

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2017 and 2016 for: (i) our portfolio company investments sold during each period, and (ii) our portfolio company investments and Escrowed Funds held at the end of each period:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Portfolio Company Investments Sold During Period
SilkRoad, Inc.	$(4,997,785)	$4,997,785	$—	$—
Agilyx Corp.	20	—	—	—
Subtotal - Portfolio Company Investments Sold During Period	(4,997,765)	4,997,785	—	—
Portfolio Company Investments Held at End of Period	—	196,038	—	(7,251,497)
Total Portfolio Company Investments	(4,997,765)	5,193,823	—	(7,251,497)
Funds Held in Escrow from Sale of Investment	—	861	—	760
Total Portfolio Company Financial Assets	$(4,997,765)	$5,194,684	$—	$(7,250,737)

Portfolio Composition

The total value of our investments was approximately $8.1 million at March 31, 2017, compared to approximately $9.2 million at December 31, 2016.

The following table summarizes the composition of our portfolio company investments by type of security and Escrowed Funds at cost and value as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
Security Type	Cost	Fair Value	Percentage of Portfolio	Cost	Fair Value	Percentage of Portfolio
Privately Held Portfolio Companies:
Preferred Stock	$15,887,896	$7,835,000	96.06%	$22,225,681	$8,648,677	93.00%
Preferred Stock Warrants	—	—	—%	—	191,323	2.06%
Common Stock	10,333,392	—	—%	10,333,392	155,000	1.67%
Convertible Notes	296,594	56,131	0.69%	296,594	45,052	0.48%
Secured Notes	168,448	169,374	2.08%	168,448	164,416	1.77%
Total Portfolio Company Investments	26,686,330	8,060,505	98.83%	33,024,115	9,204,468	98.98%
Funds Held in Escrow from Sale of Investment	103,185	95,768	1.17%	103,185	94,907	1.02%
Total Portfolio Company Financial Assets	$26,789,515	$8,156,273	100.00%	$33,127,300	$9,299,375	100.00%

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

Set forth below are the results of operations for the three months ended March 31, 2017 and 2016.

Comparison of the Three Months Ended March 31, 2017 and 2016

Investment Income

For the three months ended March 31, 2017 and 2016, we earned interest and dividend income from cash and cash equivalents of $44,689 and $32,057, respectively. During the three months ended March 31, 2017 and 2016, we also earned payment-in-kind (“PIK”) interest totaling $0 and $10,767, respectively, on our convertible note and our secured note investments in BrightSource.

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

The following table shows our PIK loan activity for the three months ended March 31, 2017 and 2016, at cost:

	Three Months Ended March 31,
	2017	2016
Beginning PIK loan balance (inclusive of PIK interest capitalized)	$465,042	$387,688
PIK interest accreted to principal during period	—	10,767
Ending PIK loan balance (inclusive of PIK interest capitalized)	$465,042	$398,455

We did not make any investments in PIK loans during the three months ended March 31, 2017. As of March 31, 2017, the only notes with PIK interest that we held were issued by BrightSource. During the three months ended March 31, 2017, we ceased accruing PIK interest on each of our PIK loans, and all of our PIK loans are currently on non-accrual status.

We did not make any investments in PIK loans during the three months ended March 31, 2016.

Operating Expenses

Our primary operating expenses include the payment of fees to our Administrator under the Administrator Consulting Agreement and other operating costs.

The composition of our operating expenses for the three months ended March 31, 2017 and 2016, respectively, were as follows:

	Three Months Ended March 31,
	2017	2016	Increase / Decrease
Operating expenses:
Professional fees	$308,067	$358,999	$(50,932)
Administrator fees	175,292	169,447	5,845
Market advisory fees	44,559	—	44,559
Insurance expenses	32,798	21,718	11,080
Directors fees	31,250	23,750	7,500
Chief compliance officer fees	15,000	12,000	3,000
Stock transfer agent fees	10,000	15,360	(5,360)
Custody fees	1,500	1,500	—
Marketing and advertising expenses	1,233	3,917	(2,684)
Postage and fulfillment expenses	40	1,103	(1,063)
Travel expenses	—	58	(58)
General and administrative expenses	21,886	14,060	7,826
Total operating expenses	$641,625	$621,912	$19,713

Operating expenses for the three months ended March 31, 2017 and 2016 were $641,625 and $621,912, respectively, an increase of $19,713 compared to the prior period.

Professional fees for the three months ended March 31, 2017 and 2016 were $308,067 and $358,999, respectively, a decrease of $50,932 compared to the prior period due primarily to decreases in valuation services and audit fees, partially offset by an increase in legal fees compared to the prior period.

Administrator fees for the three months ended March 31, 2017 and 2016 were $175,292 and $169,447, respectively, an increase of $5,845 compared to the prior period due primarily to an increase in the amount paid to our Administrator, partially offset by the termination of US Bancorp.

Market advisory fees for the three months ended March 31, 2017 and 2016 were $44,559 and $0, respectively, an increase of $44,559 compared to the prior period due to the engagement of Setter Capital to assist us in identifying prospective buyers for the sale of our portfolio investments.

Insurance expenses for the three months ended March 31, 2017 and 2016 were $32,798 and $21,718, respectively, an increase of $11,080 compared to the prior period due primarily to an increase in the premiums paid for our directors and officers liability insurance and excess liability policies and the acquisition of an additional excess liability policy.

Chief Compliance Officer fees for the three months ended March 31, 2017 and 2016 were $15,000 and $12,000, respectively, an increase of $3,000 compared to the prior period due primarily to an increase in the amount paid to our Chief Compliance Officer.

Directors fees for the three months ended March 31, 2017 and 2016 were $31,250 and $23,750, respectively, an increase of $7,500 compared to the prior period due primarily to an increase in the compensation paid to the Chairmen of our Board Committees.

Net Investment Income (Loss)

Net investment loss for the three months ended March 31, 2017 was $596,936 compared to net investment loss for the three months ended March 31, 2016 of $579,088. The increase of $17,848 in net investment loss for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributable to increases in market advisory fees and insurance expenses during the three months ended March 31, 2017, partially offset by decreases in professional fees during the three months ended March 31, 2017, as discussed above.

Basic and diluted net investment loss per common share outstanding was $0.06 for the three months ended March 31, 2017 and 2016. The weighted average common shares outstanding for the three months ended March 31, 2017 and 2016 were 9,563,130 and 9,672,193, respectively.

Net Realized Gain (Loss)

For the three months ended March 31, 2017 and 2016, net realized loss totaled $4,997,765 and $0, respectively. During the three months ended March 31, 2017, we sold our entire position in SilkRoad and recognized $20 in net realized gain in connection with the receipt of cash in lieu of fractional shares as a result of the conversion of our Agilyx securities during 2015. During the three months ended March 31, 2016, we did not complete any sales of our portfolio company investments.

Net Increase (Decrease) in Unrealized Appreciation (Depreciation)

For the three months ended March 31, 2017, the net decrease in net unrealized depreciation on portfolio company investments and Escrowed Funds totaled $5,194,684. For the three months ended March 31, 2016, the net increase in net unrealized depreciation on portfolio company investments and Escrowed Funds totaled $7,250,737. The following table summarizes the cost and fair value of our portfolio company investments and Escrowed Funds as of March 31, 2017 and December 31, 2016, and the change in unrealized appreciation (depreciation) on our portfolio company investments and Escrowed Funds:

	March 31, 2017			December 31, 2016			Year to Date

Portfolio Company	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Net Change In Unrealized Appreciation (Depreciation)
Zoosk, Inc.	$2,999,999	$3,560,000	$560,001	$2,999,999	$3,300,000	$300,001	$260,000
Metabolon, Inc.	1,598,404	2,935,000	1,336,596	1,598,404	2,685,000	1,086,596	250,000
Harvest Power, Inc.	3,148,565	1,340,000	(1,808,565)	3,148,565	1,415,000	(1,733,565)	(75,000)
BrightSource Energy, Inc.	3,362,173	225,505	(3,136,668)	3,362,173	209,468	(3,152,706)	16,038
Mode Media Corporation	4,999,999	—	(4,999,999)	4,999,999	—	(4,999,999)	—
Agilyx Corporation	4,332,356	—	(4,332,356)	4,332,356	—	(4,332,356)	—
Deem, Inc.	3,000,000	—	(3,000,000)	3,000,000	—	(3,000,000	—
MBA Polymers, Inc.	2,000,000	—	(2,000,000)	2,000,000	100,000	(1,900,000)	(100,000)
Suniva, Inc.	1,244,834	—	(1,244,834)	1,244,834	155,000	(1,089,834)	(155,000)
SilkRoad, Inc.	—	—	—	6,337,785	1,340,000	(4,997,785)	4,997,785
Total Portfolio Company Investments	26,686,330	8,060,505	(18,625,825)	33,024,115	9,204,468	(23,819,647)	5,193,823
Funds held in escrow from sale of investment	103,185	95,768	(7,416)	103,185	94,907	(8,278)	861
Total Portfolio Company Financial Assets	$26,789,515	$8,156,273	$(18,633,241)	$33,127,300	$9,299,375	$(23,827,925)	$5,194,684

Net Decrease in Net Assets Resulting From Operations and Per Share Information

The net decrease in our net assets resulting from operations for the three months ended March 31, 2017 was $400,017, which included a net realized loss of $4,997,765 and a net decrease in unrealized depreciation of $5,194,684 during such period. This compares to a net decrease in our net assets resulting from operations for the three months ended March 31, 2016 of $7,829,825, which included a net increase in unrealized depreciation of $7,250,737 during such period.

Basic and diluted net decrease in net assets resulting from operations per common share was $0.04 for the three months ended March 31, 2017, compared to basic and diluted net decrease in net assets resulting from operations per common share of $0.81 per common share for the three months ended March 31, 2016. The weighted average common shares outstanding for the three months ended March 31, 2017 and 2016 were 9,563,130 and 9,672,193, respectively.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2017, we had cash and cash equivalents of approximately $20.2 million as compared to approximately $19.3 million as of December 31, 2016. The increase of approximately $0.9 million in cash and cash equivalents during the three months ended March 31, 2017 was primarily the result of the sale of our investment in SilkRoad for approximately $1.3 million, partially offset by the net cash used in operating activities of approximately $0.4 million.

As of March 31, 2017, we had no indebtedness and total accounts payable and accrued expenses of approximately $0.6 million. As of December 31, 2016, we had no indebtedness and total accounts payable and accrued expenses of approximately $0.4 million.

Capital Raising

As of March 31, 2017, we had 9,563,130 shares of our common stock issued and outstanding.

We do not currently intend to raise additional common equity capital in the foreseeable future.

Regulatory Compliance

Due to the limited number of investments we currently hold, we closely monitor our asset composition in order to continue to satisfy the asset diversification test and maintain our status as a RIC. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter end, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% Threshold”). However, the failure to meet the 50% Threshold alone will not necessarily result in our loss of RIC status. In circumstances where the failure to meet the 50% Threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% Threshold and, therefore, maintain our RIC status, provided that we have not made any new investments in non-qualifying securities, including additional investments in non-qualifying securities of existing portfolio companies, since the time that we fell below the 50% Threshold. We satisfied the diversification requirement as of March 31, 2017. A more detailed description of our RIC status is located in Item 1. — Business - Material U.S. Federal Income Tax Considerations of our annual report on Form 10-K for the year ended December 31, 2016, which has been filed with the SEC.

Distributions

Distribution Policy

Distributions to our stockholders, if any, will be from available funds, as determined by our Board of Directors, with the intention of distributing up to 100% of the proceeds from the sales of our portfolio investments.

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

If we convert to a liquidating trust pursuant to the Plan, subject to final approval of the trustees of the liquidating trust, we anticipate that the liquidating trust will make a special cash distribution to holders of beneficial interests in the liquidating trust shortly after the conversion. Apart from our stated plan to distribute $1.60 per share if our shareholders approve our conversion to a liquidating trust, there can be no assurances at this time as to the amount or timing of the special cash distribution because any distribution is contingent upon our stockholders approving the Plan to convert to the liquidating trust. Moreover, although the liquidating trust will be required to make distributions at least annually, to the extent there are any proceeds from a sale of assets, we cannot make guarantees as to the amount of such distributions or the ability of the liquidating trust to dispose of its illiquid assets.

Dividend Reinvestment Plan

We have maintained a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder had elected to receive dividends in cash. As a result of our investment policy and liquidation plan, no dividends are expected to be declared.

Dividend History

We did not declare any distributions to stockholders during the three months ended March 31, 2017 or the year ended December 31, 2016. The following table summarizes our distributions declared for the years ended 2015, 2014, 2013, 2012 and 2011:

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

Stock Repurchases

On November 10, 2015, our Board of Directors authorized a stock repurchase program of up to $1 million for a six month period to expire on May 10, 2016. On January 20, 2016, our Board of Directors approved an amendment to this stock repurchase program to allow for greater flexibility, by narrowing the current “blackout” period during which we are prohibited from purchasing shares, and increasing the size of the program from $1 million to $2 million. Our Board of Directors previously authorized several six month extensions of the stock repurchase program which expired on May 10, 2017. On April 13, 2017, our Board of Directors authorized a further extension of the stock repurchase program for an additional six months to expire on November 10, 2017. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors, without reliance on the “safe harbor” provisions set forth in Rule 10b-18 under the Securities Exchange Act of 1934, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The repurchase program may be extended, modified or discontinued at any time for any reason. The stock repurchase program does not obligate us to acquire any specific number of shares.

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

Commitments and Contingencies

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2017, we had not entered into any investment agreements, which required us to make a future investment in a portfolio company.

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

On November 18, 2014, Xtime, Inc., a private portfolio company, completed an all-cash merger transaction with Cox Automotive, Inc. At the closing of the merger, we were required to set aside approximately $809,311 in escrow as partial security for potential stockholder indemnification obligations under the merger agreement. The $809,311 represents additional proceeds that may be released to us at a later date subject to potential indemnity claims. On January 13, 2015, Escrowed Funds totaling $105,210 were released to us from the Xtime escrow without any offset for indemnity claims. On January 15, 2016, Escrowed Funds totaling $606,984 were released to us from the Xtime escrow without any offset for indemnity claims. As of December 31, 2016, we recognized $6,067 in additional proceeds in connection with the expense fund related to Xtime’s merger transaction. As of March 31, 2017, the Escrowed Funds were fair valued at $95,768. The remaining funds held in the Xtime escrow are expected to be released in November of 2017, net of settlement of any indemnity claims. Although recovery under the stockholder indemnity obligation is generally limited to the escrow fund, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of our fraud or intentional misrepresentation, there is no limitation on liability. Except as discussed above, we have not been notified of any stockholder indemnity claims.

We maintain a directors and officers liability insurance policy and an excess coverage policy that provide liability insurance coverage for our officers and directors. We have also agreed to indemnify our directors and officers to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

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

As of March 31, 2017, we and our officers and directors are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Portfolio Company Activity

On April 17, 2017, Suniva, of which we own 2,844 shares of Class A Common Stock, filed a petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. This action stemmed from a mixture of significant downward pressure on solar cell and module prices manufactured by Suniva due to foreign competition, and a significant increase in debt as part of a planned expansion at Suniva’s Norcross, GA facility.

Plan of Liquidation

On April 17, 2017, we filed a definitive proxy statement with the SEC to seek approval for the Plan of Liquidation and related matters at a special meeting of stockholders. We also filed a definitive proxy statement with the SEC on the same date relating to an annual meeting of stockholders seeking a vote on certain nominees to our Board of Director and for the ratification of the selection of Tait, Weller & Baker, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2017.

Stock Repurchase Program

On April 13, 2017, our Board of Directors authorized a further extension of the stock repurchase program for an additional six months to expire on November 10, 2017, or until the Company is converted into a liquidating trust, whichever is earlier. Under the repurchase program, we are authorized to repurchase shares of our common stock in open market transactions, including through block purchases, depending on prevailing market conditions and other factors, without reliance on the “safe harbor” provisions of Rule 10b-18 under the Securities Exchange Act of 1934, which sets certain restrictions on the method, timing, price and volume of stock repurchases. This stock repurchase program may be extended, modified or discontinued at any time for any reason. Furthermore, the repurchase program does not obligate us to acquire any specific number of shares.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

Significant Accounting Policies

A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our financial statements included in this quarterly report on Form 10-Q. A full disclosure of our significant accounting policies is disclosed in our annual report on Form 10-K for the year ended December 31, 2016, which has been filed with the SEC.

Related Party Agreements and Transactions

Administrative Services

On November 13, 2015, our Board of Directors approved the engagement of our Administrator to provide administrative consulting services to us, including the provision of personnel to act as certain of our executive officers, including the Chief Executive Officer and Chief Financial Officer, pursuant to an Administrator Consulting Agreement. For the three months ended March 31, 2017 and 2016, we incurred $175,292 and $150,000 of expenses related to the Administrator, respectively. As of March 31, 2017 and December 31, 2016, we had expenses payable to the Administrator of $63,708 and $191,000, respectively.

Effective December 2, 2015, we engaged the services of our Chief Compliance Officer. For the three months ended March 31, 2017 and 2016, we incurred $15,000 and $12,000 of compliance fees, respectively. As of March 31, 2017 and December 31, 2016, we had expenses payable to our Chief Compliance Officer of $5,000 and $5,206, respectively.

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

Because there is initially no public market for the securities of the private companies in which we invest, the valuation of these investments is estimated in good faith by our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the estimated value of our portfolio company investments may differ significantly from the value that would be placed on the portfolio if a ready market for such securities existed. Changes in valuation of these portfolio company investments are recorded in our Statement of Operations as “Net change in unrealized appreciation (depreciation).” Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect our interest income from portfolio investments and cash and cash equivalents. We primarily invest our cash on hand in demand deposit accounts, short-term U.S. Treasury securities and money market funds that invest primarily in U.S. Treasury securities, U.S. Government agency securities, and repurchase agreements fully-collateralized by such securities. As of March 31, 2017, we held cash deposits of $20.2 million, pending payment of our operating expenses or payment of distributions or potential stock repurchases, for which we have market risk exposure relating to fluctuations in interest rates.

During the three months ended March 31, 2017, our demand deposit accounts and money market funds earned an effective annualized interest rate of approximately 0.95%. Assuming no other changes to our holdings of demand deposit accounts and money market funds as of March 31, 2017, a one percentage point change in the underlying interest rate payable on our demand deposit accounts and money market funds would not have a material effect on the amount of interest income earned from our demand deposit accounts and money market funds for the following 90-day period.

Our investment income from portfolio companies will also be affected by changes in various interest rates to the extent our debt investments include floating interest rates. As of March 31, 2017, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

As of March 31, 2017, we had no debt or borrowed money.

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

Item 4. Controls and Procedures

As of March 31, 2017 (the end of the period covered by this quarterly report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has not identified any change in our internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

Item 1A. Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2016, which has been filed with the SEC. There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the quarter ended March 31, 2017. We also did not complete any share repurchases under our stock repurchase program during the quarter ended March 31, 2017. See Note 6 – Stock Repurchases in the interim financial statements filed in this quarterly report on Form 10-Q.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on April 21, 2010)
3.2	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-157217), filed on May 27, 2010)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.5	Amended and Restated Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on April 23, 2009)
3.6	Amendment to Amended and Restated Bylaws dated August 5, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on August 9, 2010)
3.7	Amendment to Amended and Restated Bylaws dated October 22, 2010 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on October 26, 2010)
3.8	Amendment to Amended and Restated Bylaws dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
3.9	Amendment to Amended and Restated Bylaws dated December 2, 2015 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on December 2, 2015)
3.10	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-191525), filed on October 2, 2013)
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 9, 2009)
10.1	Investment Advisory and Administrative Services Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.2	Trademark Sublicense Agreement between BDCA Venture, Inc. and BDCA Venture Adviser, LLC dated July 1, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on July 1, 2014)
10.3	Form of Indemnification Agreement for Directors (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-53504), filed on August 12, 2015)
10.4	Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) (Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 0-53504), filed on November 20, 2008)

Exhibit No.	Description
10.5	Custody Agreement between the Company and Frontier Bank (Incorporated by reference to Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 29, 2016)
10.6	First Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated December 21, 2012 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on February 15, 2013)
10.7	Second Amendment to Custody Agreement between the Company and MidFirst Bank (f/k/a Steele Street Bank & Trust) dated September 24, 2014 (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on September 29, 2014)
10.8	Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.9	Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.10	Administrator Consulting Agreement by and between the Company and 1100 Capital Consulting, LLC (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-53504), filed on November 16, 2015)
10.11	Stock Purchase Agreement, dated December 7, 2016, by and among the Company, Novirian Pacific, LP, Novirian Palomar, LP and Centrify Corporation (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 31, 2017)
10.12	Repurchase Agreement, dated November 29, 2016, by and between the Company and Metabolon, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 31, 2017)
10.13	Securities Transfer Agreement, dated March 29, 2017, by and among the Company, Foundation Capital V, L.P., Foundation Capital V Principals Fund, LLC, Azure Capital Partners II, L.P., Azure Entrepreneurs II, L.P. and Silkroad, Inc. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-53504), filed on March 31, 2017)
11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2017	CROSSROADS CAPITAL, INC.

	By:	/s/ Ben H. Harris J.D.
Ben H. Harris J.D. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David M. Hadani
David M. Hadani Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)