Form 10-K
period 2017-12-31
CROSSROADS LIQUIDATING TRUST
filed 2018-03-28
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53504*

Crossroads Liquidating Trust

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-6403908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

128 N. 13th Street, Suite #1100 Lincoln, Nebraska 68508 (Address of principal executive offices) (402) 261-5345 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐ *

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒ .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017. Not applicable.

As of March 28, 2018, the number of outstanding units of beneficial interest in Crossroads Liquidating Trust was 9,563,130.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*	Crossroads Capital, Inc. converted to Crossroads Liquidating Trust on June 23, 2017. Accordingly, Crossroads Liquidating Trust files reports under the Commission file number for Crossroads Capital, Inc. Crossroads Capital, Inc. filed a Form N-54C on June 23, 2017, indicating the withdrawal of its election to be subject to sections 55 through 65 of the Investment Company Act of 1940 (the “Act”), pursuant to the provisions of section 54(c) of the Act.

INTRODUCTORY NOTE

As used in this annual report on Form 10-K, unless otherwise indicated, the “Trust”, “Liquidating Trust”, “we”, “us” or “our” refer to Crossroads Liquidating Trust.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements represent our current expectations, assumptions, estimates and projections regarding Crossroads Liquidating Trust, including estimates of the net assets of the Trust, statements about the amount and timing of the payment of additional liquidating distributions and statements about the Trust’s operating costs through termination of the Trust, which will vary with the length of time it operates. These forward-looking statements are subject to substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be materially inaccurate. In light of these and other uncertainties, the inclusion of projections or forward-looking statements in this annual report on Form 10-K should not be regarded as a representation by us that our Plan of Liquidation will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

PART I

Item 1. Business

Overview

Crossroads Capital, Inc. (“Crossroads Capital”) was incorporated on May 9, 2008 under the laws of the State of Maryland and elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The shares of Crossroads Capital’s common stock were listed on the Nasdaq Capital Market from December 12, 2011 to June 22, 2017.

On May 3, 2016, the Board of Directors of Crossroads Capital approved a Plan of Liquidation (the “Plan”). The Plan and certain related matters, including the withdrawal of Crossroads Capital’s election to be regulated as a BDC under the 1940 Act and the delisting of its stock from the Nasdaq Capital Market, were approved by the stockholders of Crossroads Capital at a special meeting held on June 2, 2017 and reconvened on June 23, 2017.

On June 23, 2017, Crossroads Capital and each of the trustees, consisting of Andrew Dakos, Phillip Goldstein and Gerald Hellerman (the “Trustees”), of Crossroads Liquidating Trust, a Maryland statutory trust (the “Liquidating Trust” or the “Trust”), executed the Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the conversion of Crossroads Capital into the Liquidating Trust pursuant to the Plan for the sole purpose of liquidating its assets and distributing the proceeds to the holders of the beneficial interests in the Liquidating Trust. Crossroads Capital filed Articles of Conversion with the State Department of Assessments and Taxation of the State of Maryland on June 23, 2017, pursuant to which Crossroads Capital converted to a statutory trust under the general laws of the State of Maryland (the “Conversion”) and all of the assets and liabilities of Crossroads Capital, including eight portfolio company investments, became assets and liabilities of the Trust pursuant to the Liquidating Trust Agreement. Stockholders of Crossroads Capital received one unit of beneficial interest for each share of common stock held by such stockholder on the date of conversion.

The Liquidating Trust will terminate upon payment to the holders of the beneficial interests in the Liquidating Trust (“Trust Units”) of all the Liquidating Trust’s assets and in any event upon the third anniversary of the effectiveness of the Conversion. The life of the Liquidating Trust may, however, be extended to more than three years if the Trustees then determine that an extension is reasonably necessary to fulfill the purposes of the Trust. The Trustees are authorized to engage the services of other professionals or service organizations to assist in managing the Liquidating Trust’s affairs. Under the Liquidating Trust Agreement, Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement. The Trust Units are not certificated, listed on any exchange or quoted on any quotation system. The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units. The Liquidating Trust’s activities are specifically limited to conserving, protecting and selling its assets and distributing the proceeds therefrom, including holding such assets for the benefit of the holders of Trust Units, enforcing the rights of the holders of Trust Units, temporarily investing such proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust, making liquidating distributions to the holders of Trust Units, and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust.

The Liquidating Trust remains subject to the restrictions under the 1940 Act from engaging in transactions with affiliated parties, except under certain circumstances. The Liquidating Trust is required to file with the U.S. Securities and Exchange Commission (the “SEC”) annual reports showing the assets and liabilities of the Liquidating Trust at the end of each calendar year and its receipts and disbursements for the period. The annual reports will describe the changes in the Liquidating Trust’s assets during the reporting period and the actions taken by the Trustees during the period. The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles and will be reviewed by the Liquidating Trust’s independent registered public accounting firm; the financial statements, however, will not be audited. The Liquidating Trust will file with the SEC a current report under cover of Form 8-K whenever an event occurs for which Form 8-K requires such report to be filed for the Liquidating Trust or whenever, in the opinion of the Trustees, any other material event relating to the Liquidating Trust has occurred.

Distributions

The Plan provides that liquidating distributions will be made at such times as determined by the Trustees in their sole discretion, but consideration of potential liquidating distributions shall occur no less frequently than annually, and in any event within a reasonable period of time following the disposition of the Liquidating Trust’s assets.

On July 12, 2017, the Trust made an initial liquidating distribution of $1.60 per unit to the holders of beneficial interest in the Trust, pursuant to the Plan. This initial liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

Tax Treatment

For Federal income tax purposes, the Trust is treated as a “grantor” trust. As such, the Trust itself is not subject to federal or state income tax. Instead, each beneficiary will be treated as having a direct interest in an allocable pro rata share of each asset and liability of the Trust. As a result, an allocable portion of all items of Trust income (including any gains and losses recognized by the Trust), deductions and credits must be reported by beneficiaries on their income tax return(s).

The Trust will issue an annual information statement to its beneficiaries with tax information for their tax returns. Beneficiaries are urged to consult with their tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Employees

We have no employees or executive officers. All of our work is performed by the Trustees directly or through contract services. 1100 Capital Consulting, LLC (the “Administrator”) serves as our administrator, performing the administrative services necessary for our operation, including without limitation, providing us with equipment, clerical, bookkeeping, accounting and record keeping services.

Item 1A. Risk Factors

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully reviewed because such factors may have a significant impact on the execution of the Plan and the timing and amount of future liquidating distributions, if any, to the holders of beneficial interest in the Trust. As a result of the risk factors set forth below and elsewhere in this Form 10-K, actual results could differ materially from those projected in any forward-looking statements.

Risks Related to our Liquidation

We cannot assure of you of the exact amount or timing of any future distribution, if any.

Our estimate of net assets in liquidation at December 31, 2017 was $8,684,201, or $0.91 per Unit. This estimation is based on a number of estimates and assumptions, including asset hold periods, expected revenues and expenses and other factors not within our control such as capitalization rates and market conditions. However, the liquidation and dissolution process is subject to numerous uncertainties and may result in smaller distributions than anticipated or no remaining capital available for future distribution to our beneficial unitholders. The precise nature, amount and timing of any future distribution will depend on and could be delayed by a number of factors including:

●	Adverse changes in general and local economic conditions which affect the market for our portfolio companies;

●	Longer than anticipated hold periods for our assets;

●	Competition from other companies;

●	Fluctuations in interest rates;

●	The financial condition of our portfolio companies; or

●	Increase in the Trust’s maintenance, insurance and operating costs.

There can be no guarantee that that holders of beneficial interests will realize the current estimated liquidation values of our assets under the Plan.

We cannot accurately estimate the expected proceeds that the Liquidating Trust might realize from the sale of our portfolio investments pursuant to the Plan or the timing thereof. The amounts realized may be less than the estimated liquidation values as of December 31, 2017. It is possible that the final liquidation value or the proceeds received from the sale of our portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. It is possible that we will experience substantial differences in the exit prices ultimately achieved by the Liquidating Trust on our portfolio investments as compared to the respective current estimated liquidation values. We cannot provide any assurance as to the net proceeds we will receive from the disposition of our portfolio company investment or the net proceeds, if any, therefrom.

Our units are not transferable or assignable except for certain exceptions and lack liquidity.

The Trust Units are not certificated, listed on any exchange or quoted on any quotation system. The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units. Under the Liquidating Trust Agreement, Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement. Thus, our beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

We may be delayed in completing our liquidation.

Our ability to accomplish the Plan is contingent upon the disposition of our portfolio company investments. Our current timeframe for liquidating is to conclude within three years from our conversion to a liquidating trust. Remaining contingent liabilities and other factors could cause us to delay liquidation beyond this period. If liquidation is delayed, your beneficial interests will continue to be illiquid.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. The total amount of transaction costs in the Plan is not yet known and, therefore, we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our beneficiaries. Estimates are based on assumptions regarding costs to be incurred in executing the Plan. The actual costs incurred during liquidation may differ, reducing net assets available for distribution. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation values may be lower than our estimates. In addition, if the claims of our creditors are greater than we have anticipated, payment of liquidating distributions to our beneficiaries may be delayed, reduced and/or eliminated.

The disposition of our portfolio investments will be subject to contingent liabilities.

We continue to incur liabilities and expenses from operations as we complete the liquidation of our assets. To the extent that these expenses and liabilities exceed our current estimates they will reduce the amount of assets available for future distribution to beneficiaries. While we anticipate that our existing cash and cash equivalents will be sufficient to fund our cash needs for expenses related to completion of the Plan, we cannot provide any assurances that this will be the case.

Liquidation basis accounting requires certain assumptions that may result in actual results being materially different from those that have been estimated.

The Liquidating Trust presents its financial statements in accordance with liquidation basis accounting, which requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Valuation of assets requires management to make difficult estimates and judgments with potentially incomplete information. Estimates necessarily require assumptions, and changes in such assumptions could materially affect reported results. Estimates are made and evaluated on an on-going basis using information that is currently available, as well as various other assumptions believed to be reasonable under the circumstances. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the estimated amounts. The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables, market conditions and other factors related to such portfolio company. Additionally, because of uncertainty in the timing of any anticipated sale date and the proceeds, if any, therefrom, results may differ materially from estimated amounts.

We depend on our Trustees and Administrator and the loss of our Trustees or our Administrator’s key personnel could harm our operations and adversely affect the value of our Units.

We have no employees or executive officers. All of our work is performed by the Trustees directly, through contract services or through our Administrator. We have no separate facilities and are completely reliant on our Trustees who have significant discretion as to the timing of the sales of our assets. We are subject to the risk that the Administrator may terminate its Administrator Consulting Agreement with us and that no suitable replacement will be found. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Trustees and our Administrator. While we believe that we could find replacements for these key personnel, the loss of their services could have a negative impact on our operations and the value of the Trust Units.

Payment of fees to our Trustees and Administrator will reduce cash available for distribution.

Our Trustees and Administrator will perform services for us in connection with the liquidation of our assets. They will be paid fees for these services, which will reduce the amount of cash available for distribution to our beneficiaries.

Risks Related to Existing Trust Assets

Our portfolio companies are subject to many risks, including volatility, intense competition, current operating losses, shortened product life cycles and periodic downturns.

Our portfolio companies consist primarily of investments in companies in industries that our former investment adviser believed were poised to grow at above-average rates relative to other sectors, which may have relatively limited operating histories and may be particularly vulnerable to fluctuations in U.S. and foreign economic environments. Many of these companies have narrow product lines and small market shares, compared to larger established publicly owned firms, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic circumstances. Most of these portfolio companies experience operating losses, which may be substantial, and there can be no assurance when or if such companies will operate at a profit. A number of our portfolio companies have limited access to capital and higher funding costs, have a weaker financial position and may need additional capital to expand, complete their business plans or remain in business. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. These companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and require substantial additional capital to support their operations, finance expansion or maintain their competitive position. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. For these reasons, our portfolio companies, if rated by one or more ratings agencies, would typically be rated below “investment grade.” In addition, the companies that were selected for investment by the former investment adviser were in industries generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, these portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

Because of rapid technological change, the average selling prices of products and some services provided by our portfolio companies may decrease with corresponding rapid speed over their productive lives. These decreases could adversely affect their operating results and cash flow, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our ability to sell the Trust’s assets and ability to make distributions to holders of beneficial interests.

Our investments in private companies present certain challenges, including the lack of available company information, a dependence on the talents and efforts of only a few key personnel at a given portfolio company, a lack of a diversified product line, a dependence on several key customers and a greater vulnerability to fluctuating economic conditions.

The value of our portfolio companies is dependent in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for their day-to-day operations. Competition for qualified personnel is intense at any stage of a company’s development, particularly so in the growth industries in which we hold investments. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect the value of the companies, our ability to sell our interest in such companies, and thus the amount of cash available to distribute to our holders of beneficial interest.

The amount of cash available for distribution could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had smaller investments in more companies.

We cannot assure you that any of our investments in our portfolio companies will be successful. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our debt investments. Moreover, as we monetize our investments, the remaining investments will represent a larger percentage of our assets and a failure of one of such investments to perform will have a greater impact on our financial results. This could lead to a decline in value of our net assets. We may lose our entire investment in any or all of our portfolio companies.

Most of our portfolio companies will need additional capital, which may not be readily available.

Most of the portfolio companies targeted under our former investment strategy may have limited financial resources and typically require substantial additional financing to satisfy their continuing working capital and other capital requirements. We cannot predict the circumstances or market conditions under which these portfolio companies will seek additional capital. Each round of institutional equity financing is typically intended to provide a company with only enough capital to reach the next stage of development. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to the portfolio company, either of which would negatively impact our ability to make distributions to our beneficiaries. In some cases, financing may be arranged in a manner that would have the interests of current shareholders reduced if they do not participate in the financing. Some of these companies may be unable to obtain sufficient financing from any provider of capital under any terms, thereby requiring these companies to cease or curtail operations. Accordingly, investments in these types of companies generally entails a higher risk of loss than investments in companies that do not have significant incremental capital raising requirements.

Risks Related to Our Business in General

Global economic, political and market conditions may adversely affect our operations and financial condition, including our ability to make distributions to beneficial interest holders.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which led to disruption and instability in the global markets, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. These conditions may adversely affect the value of our portfolio companies and our ability to sell them at acceptable prices.

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite strong security controls, sophisticated hardware, implementation and updating of security programs, our information and data systems or the similar systems of our vendors and agents could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our professional staff were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to make distributions.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. For example, there could be:

●	sudden electrical or telecommunication outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics;

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

These events, in turn, could negatively affect our ability to make distributions to our holders of beneficial interest.

We incur significant public reporting costs.

The Liquidating Trust is subject to certain disclosure requirements. Consequently, we incur legal, accounting and other expenses, including costs associated with reporting requirements applicable to a company whose securities were registered under the Exchange Act, as well as additional corporate governance requirements and other rules implemented by the SEC, including those imposed by the SEC staff in connection with our plan to convert into a liquidating trust.

Our operations could be negatively affected if we become subject to any material legal proceedings, which could cause us to incur significant expense, hinder execution of the Plan and impair the value of any distributions made to holders of beneficial interests.

We and our Trustees are not currently a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies, which could cause us to incur substantial expense and negatively impact our operations by distracting the Trustees, hinder the execution of the Plan and reduce the amount of any distributions made to holders of beneficial interests.

Our debt investments involve a number of significant risks, including default risk, covenant compliance risk and subordination risk.

Our debt investments involve a number of significant risks, including risks related to defaults, covenant compliance and subordination. Approximately 1% of our total assets as of December 31, 2017 consist of debt investments in BrightSource Energy, both secured and unsecured. If BrightSource Energy is unable to repay our debt investment at maturity, we could suffer a loss which would negatively impact the value of the Trust.

Federal Income Tax Risks

Investors may realize taxable income without cash distributions, and may have to use funds from other sources to pay their tax liabilities.

For Federal income tax purposes, the Trust is treated as a “grantor” trust. As such, the Trust itself is not subject to federal or state income tax. Instead, each beneficiary is treated as having a direct interest in an allocable pro rata share of each asset and liability of the Trust. As a result, an allocable portion of all items of Trust income (including any gains and losses recognized by the Trust), deductions and credits must be reported by beneficiaries on their income tax return(s). Beneficiaries will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us. It is possible that units of beneficial interest will be allocated taxable income in excess of their cash distributions. We cannot assure beneficiaries that cash flow will be available for distribution in any year. As a result, beneficiaries may have to use funds from other sources to pay their tax liability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties. Our principal office is located at 128 North 13th Street, Suite 1100, Lincoln, Nebraska 68508.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Trust Units are not certificated, listed on any exchange or quoted on any quotation system. The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units. The Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement.

Beneficiaries

As of March 28, 2018, there were approximately 700 record holders of beneficial interest in the Trust.

Distributions

On July 12, 2017, the Trust made an initial liquidating distribution of $1.60 per unit to the holders of beneficial interest in the Trust, pursuant to the Plan. This initial liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes and other information contained elsewhere in this annual report on Form 10-K.

Overview

On June 23, 2017, Crossroads Capital converted into Crossroads Liquidating Trust and all of the assets and liabilities of Crossroads Capital became assets and liabilities of the Trust pursuant to the Plan and the Liquidating Trust Agreement. Crossroads Liquidating Trust is responsible for liquidating its assets and distributing the proceeds to the holders of beneficial interests in the Trust.

On July 12, 2017, we made an initial liquidating distribution of $1.60 per unit to the holders of beneficial interest in the Trust, pursuant to the Plan. This initial liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

Portfolio Company Activity

On June 23, 2017, the eight portfolio company investments in Crossroads Capital’s portfolio became assets of the Trust. We had the following portfolio company activity during the period June 23, 2017 to December 31, 2017:

On August 29, 2017, we acquired a $13,902 senior secured promissory note in BrightSource Energy, Inc. as part of a rights offering to BrightSource Energy’s Series 1 Preferred Stock and note holders. The maturity date of the note is March 1, 2018 or a later date as approved by a majority of the noteholders, or upon the consummation of certain actions as detailed therein.

On November 13, 2017, Harvest Power, Inc. completed a merger transaction that resulted in our receipt of $7,044 in total proceeds in exchange for the cancellation of our Series B convertible preferred and Series A-2 preferred shares. We no longer hold any securities in Harvest Power.

On December 8, 2017, funds held in escrow from the sale of our prior Xtime investment totaling $103,148 were released to us without any offset for indemnity claims. There are no further escrowed funds held on our behalf.

The following table summarizes the estimated liquidation value of our portfolio company holdings as of June 23, 2017 and December 31, 2017 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation for our portfolio company investments for the period June 23, 2017 through December 31, 2017.

	Estimated Liquidation Value		For the Period June 23, 2017 through December 31, 2017
Portfolio Company	As of June 23, 2017	As of December 31, 2017	Change in Estimated Liquidation Value	Proceeds Received	Net Change in Net Assets in Liquidation
Portfolio Company Investments Held at End of Period
Zoosk, Inc.	$3,560,000	$4,593,350	$1,033,350	$—	$1,033,350
Metabolon, Inc.	2,935,000	1,916,000	(1,019,000)	—	(1,019,000)
BrightSource Energy, Inc.	225,505	141,337	(84,168)	—	(84,168)
Subtotal - Portfolio Company Investments Held at End Period	6,720,505	6,650,687	(69,818)	—	(69,818)
Portfolio Company Investments Sold During Period
Harvest Power, Inc.	1,340,000	—	(1,340,000)	7,044	(1,332,956)
Subtotal - Portfolio Company Investments Sold During Period	1,340,000	—	(1,340,000)	7,044	(1,332,956)
Funds Held in Escrow from Sale of Investment	95,768	—	(95,768)	103,148	7,380
Total - Portfolio Company Assets	8,156,273	6,650,687	(1,505,586)	110,192	(1,395,394)

Changes in Net Assets in Liquidation

On June 23, 2017, the net assets of Crossroads Capital, totaling $25,569,711, became assets of the Liquidating Trust in connection with the Conversion. As of December 31, 2017, our net assets in liquidation were $8,684,201, as follows:

Assets

As of December 31, 2017, the Trust had total assets of $10,367,865 which were comprised of $3,697,634 in cash and cash equivalents, $6,650,687 in portfolio company investments at estimated liquidation value and $19,544 in prepaid expenses and other assets.

Liabilities

As of December 31, 2017, the Trust had $1,683,664 in total liabilities, comprised of $41,324 in accounts payable and accrued expenses and $1,642,340 in estimated costs related to the liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2017, the liability for estimated costs during liquidation included $150,000 of fees to be paid to our Board of Trustees over the remaining liquidation period.

Changes in Net Assets

Net assets in liquidation decreased $16,885,510, or $1.76 per unit, from the period June 23, 2017 to December 31, 2017. This decrease in our net assets was due primarily to: (i) a liquidating distribution of $15,301,008, or $1.60 per unit, in July 2017, (ii) a net decrease of $1,505,586, or $0.16 per unit, in the net estimated liquidation value of our portfolio company investments during the period and a decrease of $78,916, or a de minimis amount per unit, as a result of current operating expenses and other operating activities.

The following table sets forth the net assets in liquidation and net asset value per unit as of June 23, 2017 and December 31, 2017.

	June 23, 2017	December 31, 2017
Net assets in liquidation	$25,569,711	$8,684,201
Number of beneficial units outstanding	9,563,130	9,563,130
Net asset value per unit	$2.67	$0.91

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2017, we had cash and cash equivalents of $3,697,634. Our ability to accomplish the Plan is contingent upon the disposition of our portfolio company investments. While we anticipate that our existing cash and cash equivalents will be sufficient to fund our cash needs for expenses related to the completion of the Plan, we cannot provide any assurances that this will be the case. Further, we cannot provide any assurance as to the price we will receive from the disposition of our portfolio company investments or the net proceeds, if any, therefrom.

As of December 31, 2017, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan.

Commitments and Contingencies

On November 13, 2017, Harvest Power completed a merger transaction with a third party. In connection with the merger transaction, we entered into a Contingent Payment and Release Agreement with the company, the acquirers and certain other stockholders entitling us to our pro rata interest of certain contingent payments over a four-year period in consideration of and as a condition to the release of certain actions and claims related to Harvest Power.

We maintain a directors and officers liability insurance policy that provides liability insurance coverage for our Trustees and other specified parties. We have also agreed to indemnify our Trustees to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2017, we and our Trustees are not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

None.

Tabular Disclosure of Contractual Obligations

We are currently not a party to any long-term debt obligations, purchase obligations or other long-term liabilities and thus have omitted the tabular disclosure of contractual obligations.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are stated at their estimated liquidation values. Liabilities, including estimated costs associated with implementing and completing our plan of liquidation, are stated at their estimated settlement amounts. These amounts are presented in the accompanying statement of net assets in liquidation. The net assets in liquidation represent the estimated liquidation value of our assets available to our beneficiaries upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the estimated amounts. The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables and other factors of such portfolio company. Due to the uncertainty in the timing of any anticipated sale date and the proceeds, if any, therefrom, results may differ materially from estimated amounts. Our portfolio company investments are continually evaluated and we adjust our net estimated liquidation value accordingly.

Estimated Costs During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. These costs are estimated and are expected to be paid over the remaining liquidation period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments that are beyond our control. We are exposed to interest rate risk through our portfolio of cash and cash equivalents. As of December 31, 2017, we had no debt or borrowed money. Additionally, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

Item 8. Financial Statements

CROSSROADS CAPITAL, INC.

Crossroads Liquidating Trust

Statement of Net Assets in Liquidation (Unaudited)

(Liquidation Basis)

As of December 31, 2017
Assets
Investments in portfolio company securities	$6,650,687
Cash and cash equivalents	3,697,634
Prepaid expenses and other assets	12,500
Receivable for investments sold	7,044
Total assets	10,367,865

Liabilities
Accounts payable and accrued expenses	41,324
Liability for estimated costs during liquidation	1,642,340
Total liabilities	1,683,664
Commitments and contingencies (Note 6)
Net assets in liquidation	$8,684,201

The accompanying notes are an integral part of these statements.

Crossroads Liquidating Trust

Statement of Changes in Net Assets (Unaudited)

(Liquidation Basis)

Period from
June 23, 2017 through
December 31, 2017

Net assets in liquidation, beginning of period	$25,569,711

Cash receipts:
Release of funds held in escrow from sale of investment	103,148
Interest income	37,610
Total cash receipts	140,758

Cash disbursements:
Liquidating distributions to beneficiaries	(15,301,008)
Operating expenses	(526,390)
Total cash disbursements	(15,827,398)

Changes in portfolio assets:
Change in portfolio investment cost basis	(1,326,098)
Change in estimated liquidation value	(83,720)
Change in funds held in escrow from sale of investment	(95,768)
Total changes in portfolio assets	(1,505,586)

Other items:
Change in receivable for investments sold	7,044
Change in estimated costs during liquidation	230,808
Changes in other assets/liabilities	68,864
Total other items	306,716

Total changes in net assets in liquidation	(16,885,510)

Net assets in liquidation, end of period	$8,684,201

The accompanying notes are an integral part of these statements.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Note 1 - Description of Business

Crossroads Capital, Inc. (“Crossroads Capital”) was incorporated on May 9, 2008 under the laws of the State of Maryland and elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The shares of Crossroads Capital’s common stock were listed on the Nasdaq Capital Market from December 12, 2011 to June 22, 2017.

On May 3, 2016, the Board of Directors of Crossroads Capital approved a Plan of Liquidation (the “Plan”). The Plan and certain related matters, including the withdrawal of Crossroads Capital’s election to be regulated as a BDC under the 1940 Act and the delisting of its stock from the Nasdaq Capital Market, were approved by the stockholders of Crossroads Capital at a special meeting held on June 2, 2017 and reconvened on June 23, 2017.

On June 23, 2017, Crossroads Capital and each of the trustees, consisting of Andrew Dakos, Phillip Goldstein and Gerald Hellerman (the "Trustees"), of Crossroads Liquidating Trust, a Maryland statutory trust (the "Liquidating Trust" or the "Trust"), executed the Liquidating Trust Agreement (the "Liquidating Trust Agreement") in connection with the conversion of Crossroads Capital into the Liquidating Trust pursuant to the Plan for the sole purpose of liquidating its assets and distributing the proceeds to the holders of the beneficial interests in the Liquidating Trust. Crossroads Capital filed Articles of Conversion with the State Department of Assessments and Taxation of the State of Maryland on June 23, 2017, pursuant to which Crossroads Capital converted to statutory trust under the general laws of the State of Maryland (the "Conversion") and all of the assets and liabilities of Crossroads Capital, including eight portfolio company investments, became assets and liabilities of the Trust pursuant to the Liquidating Trust Agreement. Stockholders of Crossroads Capital received one unit of beneficial interest for each share of common stock held by such stockholder on the date of conversion.

The Liquidating Trust will terminate upon payment to the holders of the beneficial interests in the Liquidating Trust (“Trust Units”) of all the Liquidating Trust’s assets and in any event upon the third anniversary of the effectiveness of the Conversion. The life of the Liquidating Trust may, however, be extended to more than three years if the Trustees then determine that an extension is reasonably necessary to fulfill the purposes of the Trust. The Trustees are authorized to engage the services of other professionals or service organizations to assist in managing the Liquidating Trust’s affairs. Under the Liquidating Trust Agreement, Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement. The Trust Units are not certificated, listed on any exchange or quoted on any quotation system. The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units. The Liquidating Trust’s activities are specifically limited to conserving, protecting and selling its assets and distributing the proceeds therefrom, including holding such assets for the benefit of the holders of Trust Units, enforcing the rights of the holders of Trust Units, temporarily investing such proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust, making liquidating distributions to the holders of Trust Units, and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust.

The Liquidating Trust remains subject to the restrictions under the 1940 Act from engaging in transactions with affiliated parties, except under certain circumstances. The Liquidating Trust is required to file with the U.S. Securities and Exchange Commission (the “SEC”) annual reports showing the assets and liabilities of the Liquidating Trust at the end of each calendar year and its receipts and disbursements for the period. The annual reports will describe the changes in the Liquidating Trust’s assets during the reporting period and the actions taken by the Trustees during the period. The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles and will be reviewed by the Liquidating Trust’s independent registered public accounting firm; the financial statements, however, will not be audited. The Liquidating Trust will file with the SEC a current report under cover of Form 8-K whenever an event occurs for which Form 8-K requires such report to be filed for the Liquidating Trust or whenever, in the opinion of the Trustees, any other material event relating to the Liquidating Trust has occurred.

The Trust has entered into agreements with MidFirst Bank to be the custodian of its portfolio securities and Frontier Bank to be the custodian of the majority of its cash and cash equivalent assets. 1100 Capital Consulting, LLC (the “Administrator”) serves as the Trust’s administrator, performing the administrative services necessary for its operation, including without limitation providing it with equipment, clerical, bookkeeping, accounting and record keeping services.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”).

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the Plan, are stated at their estimated settlement amounts over the remaining liquidation period. The net assets in liquidation represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the estimated amounts.

The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables and other factors of such portfolio company. The Trust may also consider other events, including the transaction in which the securities were acquired, subsequent equity sales by the portfolio company or mergers, acquisitions or other exit events affecting the portfolio company. The Trust considers the rights, preferences and limitations of the securities owned in each portfolio company. Due to the uncertainty in the timing of any anticipated sales dates of the Trust’s portfolio company investments and the proceeds, if any, therefrom, results may differ materially from estimated amounts.

An independent valuation firm assisted the Trust in its determination of the estimated liquidation value of two investments as of December 31, 2017. The Administrator assisted the Trust in its determination of the estimated liquidation value of all of the Trust’s portfolio company investments as of December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP and under the liquidation basis of accounting requires the Trust to make estimates and assumptions that affect the reported amounts of assets (including net assets in liquidation) and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Such estimates and judgments could change in the future as more information becomes known, and actual results could differ from these estimates and the differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents include short-term liquid investments in demand deposit accounts and money market funds. Cash and cash equivalents are carried at amortized cost which approximates market value.

Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, an accrual is made for the estimated remaining costs to be incurred during liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. Estimates are based on assumptions regarding costs to be incurred in executing the Trust Agreement. See Note 1 – Business Description. The actual costs incurred during liquidation may differ, reducing net assets available in liquidation.

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability. Payment-in-kind (“PIK”) interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement. PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term. PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected. The Trust did not accrue PIK interest on any of its notes for the period June 23, 2017 to December 31, 2017. As of December 31, 2017, all of the Trust’s notes were on non-accrual status.

Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized. The Trust beneficiaries will be treated as the owner of a pro rata portion of each asset held by us and will be required to report on his or her federal, state or foreign tax return his or her pro rata share of taxable income, including any gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had or are expected to have a material impact on the Trust’s financial statements.

Note 3 - Portfolio Investments

On June 23, 2017, the eight portfolio company investments in Crossroads Capital’s portfolio became assets of the Trust. The following table outlines the type of securities held in each of the Trust’s remaining seven portfolio companies as of December 31, 2017.

Portfolio Company	Shares / Principal	Type of Investment
Agilyx Corporation	16	Common Stock
BrightSource Energy, Inc.	132,972	Common Stock
	2,134,523	Series 1A Preferred Stock
	108,136	Series 1 Convertible Preferred Stock
	$205,193	Subordinated Convertible Bridge Notes; PIK interest 11.5%, compounded annually
	$107,977	Subordinated Secured Notes; PIK interest 11.5%, compounded annually
	$44,361	Senior Secured Notes; PIK interest 11.5%, compounded annually
Deem, Inc.	46,461	Common Stock
Metabolon, Inc.	890,719	Series D Convertible Preferred Stock
Mode Media Corporation	1,196,315	Series F Convertible Preferred Stock
Suniva, Inc.	2,844	Class A Common Stock
Zoosk, Inc.	715,171	Series E Convertible Preferred Stock

The Trust had the following portfolio company activity during the period June 23, 2017 to December 31, 2017:

On August 29, 2017, the Trust acquired a $13,902 senior secured promissory note in BrightSource Energy, Inc. as part of a rights offering to BrightSource Energy’s Series 1 Preferred Stock and note holders. The maturity date of the note is March 1, 2018 or a later date as approved by a majority of the noteholders, or upon the consummation of certain actions as detailed therein.

On November 13, 2017, Harvest Power, Inc. completed a merger transaction that resulted in the receipt of $7,044 in total proceeds in exchange for the cancellation of the Trust’s Series B convertible preferred and Series A-2 preferred shares. The Trust no longer holds any securities in Harvest Power.

On December 8, 2017, funds held in escrow from the sale of the prior Xtime investment totaling $103,148 were released to the Trust without any offset for indemnity claims. There are no further escrowed funds held on the Trust's behalf.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

The following table summarizes the estimated liquidation value of the Trust’s portfolio company holdings as of June 23, 2017 and December 31, 2017 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation for the Trust’s portfolio company investments for the period June 23, 2017 through December 31, 2017.

	Estimated Liquidation Value		For the Period June 23, 2017 through December 31, 2017
Portfolio Company	As of June 23, 2017	As of December 31, 2017	Change in Estimated Liquidation Value	Proceeds Received	Net Change in Net Assets in Liquidation
Portfolio Company Investments Held at End of Period
Zoosk, Inc.	$3,560,000	$4,593,350	$1,033,350	$—	$1,033,350
Metabolon, Inc.	2,935,000	1,916,000	(1,019,000)	—	(1,019,000)
BrightSource Energy, Inc.	225,505	141,337	(84,168)	—	(84,168)
Subtotal - Portfolio Company Investments Held at End Period	6,720,505	6,650,687	(69,818)	—	(69,818)
Portfolio Company Investments Sold During Period
Harvest Power, Inc.	1,340,000	—	(1,340,000)	7,044	(1,332,956)
Subtotal - Portfolio Company Investments Sold During Period	1,340,000	—	(1,340,000)	7,044	(1,332,956)
Funds Held in Escrow from Sale of Investment	95,768	—	(95,768)	103,148	7,380
Total - Portfolio Company Assets	8,156,273	6,650,687	(1,505,586)	110,192	(1,395,394)

Note 4 - Net Assets in Liquidation

On June 23, 2017, the net assets of Crossroads Capital, totaling $25,569,711, became assets of the Liquidating Trust in connection with the Conversion. As of December 31, 2017, the net assets in liquidation were $8,684,201, as follows:

As of December 31, 2017, the Trust had total assets of $10,367,865 which were comprised of $3,697,634 in cash and cash equivalents, $6,650,687 in portfolio company investments at estimated liquidation value and $19,544 in prepaid expenses and other assets.

As of December 31, 2017, the Trust had $1,683,664 in total liabilities, comprised of $41,324 in accounts payable and accrued expenses and $1,642,340 in estimated costs related to the liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2017, the liability for estimated costs during liquidation included $150,000 of fees to be paid to the Board of Trustees over the remaining liquidation period.

Net assets in liquidation decreased $16,885,510, or $1.76 per unit, from the period June 23, 2017 to December 31, 2017. This decrease in our net assets was due primarily to a liquidating distribution of $15,301,008, or $1.60 per unit, in July 2017, a decrease of $1,505,586, or $0.16 per unit, in the net estimated liquidation value of the Trust’s portfolio company investments during the period and a decrease of $78,916, a de minimis amount per unit, as a result of the payment of current operating expenses and other operating activities.

Note 5 – Estimated Costs of Liquidation

Under the liquidation basis of accounting, the Trust is required to estimate the cash flows from operations and accrue the costs associated with completing the Plan. At the date of Conversion, the costs of liquidation were estimated to be $1,873,148. From June 23, 2017 to December 31, 2017, the Trust completed cash payments, and therefore reversed the related accrual, for $230,808 of liquidation costs. The Trustees believe that the estimated costs of liquidation determined upon Conversion are still applicable as of December 31, 2017. As a result, the Trust estimates that $1,642,340 of liquidation expenses are expected to be paid over the remaining liquidation period.

Note 6 - Commitments and Contingencies

On November 13, 2017, Harvest Power completed a merger transaction with a third party. In connection with the merger transaction, the Trust entered into a Contingent Payment and Release Agreement with the company, the acquirers and certain other stockholders entitling the Trust to its pro rata interest of certain contingent payments over a four-year period in consideration of and as a condition to the release of certain actions and claims related to Harvest Power.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

The Trust maintains a directors and officers liability insurance policy which provides liability insurance coverage for its Trustees and other specified parties. The Trust has also agreed to indemnify its Trustees to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2017, neither the Trust nor its Trustees was a party to any material legal proceedings. However, from time to time, the Trust may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Note 7 - Subsequent Events

There were no subsequent events since December 31, 2017 that would require adjustment to or additional disclosure in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this annual report), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, we concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we believe that a controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within an entity have been detected.

Management’s Report on Internal Control over Financial Reporting

The Trustees, with the Administrator, are responsible for establishing and maintaining adequate internal control over financial reporting and performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have no directors or executive officers. The Trustees manage the business affairs and assets of the Trust.

Responsibilities of our Trustees

Pursuant to the Liquidating Trust Agreement, the Trustees shall be responsible for the general policies of the Trust and for the general supervision of the activities of the Trust. The Trustees shall have the power to contract third parties to assist with management of our operations.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert.

Sections 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each director, officer, and individual beneficially owning more than 10% of a registered security report their ownership of such securities and any subsequent changes in that ownership to the SEC. Based solely on a review of the written statements and copies of such reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, we believe that all Section 16(a) filing requirements applicable to the Trust, if any, were timely satisfied.

Code of Ethics

We have not adopted a code of ethics nor do we currently intend to due to the fact that we have no employees and our Trustees manage our business and affairs subject to fiduciary duties. Our Trustees intend to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation

As of December 31, 2017, we had no directors or executive officers. The Trustees manage the business affairs and assets of the Trust. Pursuant to the Liquidating Trust Agreement, the Trustees are entitled to receive fees and compensation for their services as Trustees. The following table sets forth compensation to the Trustees for the period June 23, 2017 through December 31, 2017.

Trustee	Fees Earned or Paid in Cash	All Other Compensation	Total
Andrew Dakos	$10,000	$—	$10,000
Phillip Goldstein	$10,000	$—	$10,000
Gerald Hellerman	$10,000	$—	$10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Beneficiaries

The Trust does not have any “voting securities” within the meaning of the Exchange Act and the regulations thereunder applicable to the disclosure of 5% holders of voting securities.

The following table sets forth information as of December 31, 2017 regarding the beneficial ownership of units by each of our Trustees. The percentage of beneficial ownership is calculated based on 9,563,130 units of beneficial interest.

Beneficial Owner	Beneficial Interest Units Owned Beneficially	Percentage of Class

Trustees
Phillip Goldstein(1)	1,121,332	11.73%
Andrew Dakos(1)	1,121,332	11.73%
Gerald Hellerman	—	—%

(1) Based on Form 13F filed with the SEC on April 19, 2017 and information provided by Bulldog Investors, LLC and Phillip Goldstein, Andrew Dakos and Steven Samuels who own Bulldog Investors, LLC, a registered investment advisor, whose principal address is 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663. As of December 31, 2017, Bulldog Investors, LLC is deemed to be the beneficial owner of 1,121,332 units of the Trust. These 1,121,332 units of the Trust include 612,996 units that are beneficially owned by the following entities over which Messrs. Goldstein, Dakos and Samuels exercise control: Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund, LP, Full Value Partners, LP, Opportunity Income Plus, LP, and MCM Opportunity Partners, LP (collectively, “Bulldog Investors Group of Funds"). Bulldog Investors Group of Funds may be deemed to constitute a group. All other units included in the aforementioned 1,121,332 units of the Trust beneficially owned by Bulldog Investors, LLC are also beneficially owned by clients of Bulldog Investors, LLC who are not members of any group. The total number of these “non-group” units is 503,336 units.

Equity Compensation Plan Information

The Trust does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Pursuant to the Liquidating Trust Agreement, the Trustees are entitled to receive fees and compensation for their services as Trustees comparable to that paid by Crossroads Capital to its independent directors prior to the Conversion. Each Trustee previously served on the Board of Directors of Crossroads Capital, Inc. For the period June 23, 2017 to December 31, 2017, we paid a total of $30,000 in trustee fees to the Trustees. We had no payables to related parties as of December 31, 2017. As of December 31, 2017, the liability for estimated costs during liquidation included $150,000 of fees to be paid to the Board of Trustees over the remaining liquidation period.

Trustee Indemnification

Pursuant to the Liquidating Trust Agreement, the Trust shall, to the maximum extent permitted by law, indemnify the Trustees against, and hold the Trustees harmless as to, any and all claims, actions, liabilities and expenses (including reasonable attorneys’ fees), arising out of or in connection with their service as trustee under the Liquidating Trust Agreement or any acts or omissions taken or omitted to be taken as trustee under the Liquidating Trust Agreement, except to the extent that it is finally determined that the Trustee did not act in good faith or such actions or omissions constitute gross negligence or willful misconduct on the part of the Trustee.

Item14. Principal Accountant Fees and Services

Not applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Financial Statement Schedules

See the Index to the Financial Statements at page 13 of this report.

b. Exhibits

The following exhibits are filed as part of this Annual Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
2.1	Plan of Liquidation, dated May 3, 2016 (Incorporated by reference to Current Report on Form 8-K filed on June 23, 2017)
3.1	Articles of Conversion, as filed with the State Department of Assessments and Taxation of the State of Maryland on June 23, 2017 (Incorporated by reference to Current Report on Form 8-K filed on June 23, 2017)
3.2	Certificate of Trust, as filed with the State Department of Assessments and Taxation of the State of Maryland on June 23, 2017 (Incorporated by reference to Current Report on Form 8-K filed on June 23, 2017)
10.1	Liquidating Trust Agreement, dated June 23, 2017 (Incorporated by reference to Current Report on Form 8-K filed on June 23, 2017)
31.1*	Certification of Trustee pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2*	Certification of Trustee pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.3*	Certification of Trustee pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1*	Certification of Trustee pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

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

CROSSROADS LIQUIDATING TRUST

March 28, 2018	/s/ Andrew Dakos
Andrew Dakos Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Andrew Dakos
March 28, 2018	Andrew Dakos Trustee

/s/ Phillip Goldstein
March 28, 2018	Phillip Goldstein Trustee

/s/ Gerald Hellerman
March 28, 2018	Gerald Hellerman Trustee