Form 10-K
period 2018-12-31
CROSSROADS LIQUIDATING TRUST
filed 2019-03-28
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ *

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☐ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018.  Not applicable.

As of March 28, 2019, the number of outstanding units of beneficial interest in Crossroads Liquidating Trust was 9,563,130.

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

PART I

Item 1.  Business

Overview

Crossroads Liquidating Trust (the “Liquidating Trust” or the “Trust”) operates as a statutory trust under the general laws of the State of Maryland following the conversion of Crossroads Capital, Inc. (“Crossroads Capital”) into Crossroads Liquidating Trust pursuant to a Plan of Liquidation (the “Plan”).  The sole purpose of the Trust is the liquidation of its assets and distribution of its proceeds to the holders of the beneficial interests in the Liquidating Trust.

Prior to conversion, Crossroads Capital, Inc. (“Crossroads Capital”) elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  On June 23, 2017, Crossroads Capital and each of the trustees of the Liquidating Trust (the “Trustees”) executed the Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the conversion of Crossroads Capital into Crossroads Liquidating Trust pursuant to the Plan.  On June 23, 2017, Crossroads Capital filed Articles of Conversion with the State of Maryland and all of the assets and liabilities of Crossroads Capital became assets and liabilities of the Trust (the “Conversion”).  Stockholders of Crossroads Capital received one unit of beneficial interest for each share of common stock held by such stockholder on the date of conversion.

The Liquidating Trust will terminate upon payment to the holders of the beneficial interests in the Liquidating Trust (“Trust Units”) of all the Liquidating Trust’s assets and in any event upon the third anniversary of the effectiveness of the Conversion.  The life of the Liquidating Trust may, however, be extended to more than three years if the Trustees then determine that an extension is reasonably necessary to fulfill the purposes of the Trust.  The Trustees are authorized to engage the services of other professionals or service organizations to assist in managing the Liquidating Trust’s affairs.  Under the Liquidating Trust Agreement, Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement.  The Trust Units are not certificated, listed on any exchange or quoted on any quotation system.  The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units.  The Liquidating Trust’s activities are specifically limited to conserving, protecting and selling its assets and distributing the proceeds therefrom. These activities include holding the Liquidating Trust’s assets for the benefit of the holders of the Trust Units and enforcing their rights, temporarily investing asset sale proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust, making liquidating distributions to the holders of Trust Units, and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust.

The Liquidating Trust remains subject to the restrictions under the 1940 Act from engaging in transactions with affiliated parties, except under certain circumstances.  The Liquidating Trust is required to file with the U.S. Securities and Exchange Commission (the “SEC”) annual reports showing the assets and liabilities of the Liquidating Trust at the end of each calendar year and its receipts and disbursements for the period.  The annual reports will describe the changes in the Liquidating Trust’s assets during the reporting period and the actions taken by the Trustees during the period.  The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles and will be reviewed by the Liquidating Trust’s independent registered public accounting firm. The financial statements, however, will not be audited.  The Liquidating Trust will file with the SEC a Form 8-K whenever an event occurs that requires such a report to be filed for or whenever, in the opinion of the Trustees, any other material event relating to the Liquidating Trust has occurred.

Distributions

The Plan provides that liquidating distributions will be made at such times as determined by the Trustees in their sole discretion. Consideration of potential liquidating distributions shall occur no less frequently than annually and in any event within a reasonable period of time following the disposition of the Liquidating Trust’s assets.

The Trust did not make any liquidating distributions during 2018.

On July 12, 2017, the Trust made an initial liquidating distribution of $1.60 per Trust Unit to the holders of beneficial interest in the Trust, pursuant to the Plan.  This initial liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

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

The Trust will issue an annual information statement to its beneficiaries with information for their tax returns. Beneficiaries are urged to consult with their tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Employees

We have no employees or executive officers.  All of our work is performed by the Trustees directly or through contract services.  1100 Capital Consulting, LLC (the “Administrator”) serves as our administrator, performing the administrative services necessary for our operation, including without limitation, providing equipment, clerical, bookkeeping, accounting and record keeping services.

Item 1A. Risk Factors

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully reviewed because such factors may have a significant impact on the execution of the Plan and the timing and amount of future liquidating distributions, if any, to the holders of beneficial interest in the Trust.  As a result of the risk factors set forth below and elsewhere in this Form 10-K, actual results could differ materially from those projected herein.

Risks Related to our Liquidation

We cannot assure you of the amount or timing of future distributions, if any.

Our estimate of net assets in liquidation at December 31, 2018 of $8,093,375, or $0.85 per Trust Unit is based on a number of estimates and assumptions. These include asset hold periods, expected revenues and expenses and other factors not within our control, such as capitalization rates and market conditions. In addition, the liquidation and dissolution process is subject to numerous uncertainties and may result in smaller distributions than anticipated or no capital available for future distribution to our beneficial unitholders. The precise nature, amount and timing of any future distribution will depend on and could be delayed by a number of factors including:

●	Adverse changes in general and local economic conditions which affect the market for our portfolio companies;

●	Longer than anticipated hold periods for our assets;

●	Adverse changes in the performance of our portfolio companies;

●	Competition from other companies;

●	Fluctuations in interest rates;

●	The financial condition of our portfolio companies; or

●	Increase in the Trust’s maintenance, insurance and operating costs.

There can be no guarantee that the holders of beneficial interests will realize the current estimated liquidation values of our assets under the Plan.

We cannot accurately estimate the expected proceeds that the Liquidating Trust might realize from the sale of our portfolio investments pursuant to the Plan or the timing thereof.  The amounts realized may be less than the estimated liquidation values as of December 31, 2018.  It is possible that the final liquidation value or the proceeds received from the sale of our portfolio investments may be less than the value or proceeds an investor might receive from pursuing a strategy of holding such investments through any potential initial public offering or other sale or liquidity event. It is possible that we will experience substantial differences in the exit prices ultimately achieved by the Liquidating Trust on our portfolio investments as compared to the respective current estimated liquidation values. We cannot provide any assurance as to the proceeds we will receive from the disposition of our portfolio company investment or the net proceeds, if any, therefrom.

Our period of liquidation may be extended beyond the current three-year liquidation period.

We may have to extend our period of liquidation beyond the three-year liquidation period permitted under IRS rules, which might require us to seek an IRS letter ruling for an extension.  Seeking such a letter ruling may result in an increase in our administrative expenses.  If such a letter ruling is denied, we may be required to sell our assets at below fair market value.

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

Our ability to accomplish the Plan is contingent upon the disposition of our portfolio company investments.  Our current timeframe for liquidating is to conclude within three years from our conversion to a liquidating trust.  Remaining contingent liabilities and other factors could cause us to extend liquidation beyond this period.  If liquidation is delayed, your beneficial interests will continue to be illiquid.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. The total amount of transaction costs in the Plan is not yet known and, therefore, we have used estimates of these costs in calculating the amount of our projected liquidating distributions to our beneficiaries. Estimates are based on assumptions regarding costs to be incurred in executing the Plan. The actual costs incurred during liquidation may differ, which could reduce net assets available for distribution. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation values may be lower than our estimates. In addition, if the claims of our creditors are greater than we have anticipated, payment of liquidating distributions to our beneficiaries may be delayed, reduced and/or eliminated.

The disposition of our portfolio investments will be subject to contingent liabilities.

We continue to incur liabilities and expenses from operations as we complete the liquidation of our assets. To the extent that these expenses and liabilities exceed our current estimates, they will reduce the amount of assets available for future distribution to beneficiaries. While we anticipate that our existing cash and cash equivalents will be sufficient to fund our cash needs for expenses related to completion of the Plan, we cannot provide any assurances that this will be the case.

Liquidation basis accounting requires certain assumptions that may result in actual results being materially different from those that have been estimated.

The Liquidating Trust presents its financial statements in accordance with liquidation basis accounting, which requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Valuation of assets requires management to make difficult estimates and judgments with incomplete information. Estimates necessarily require assumptions, and changes in such assumptions could materially affect reported results. Estimates are made and evaluated on an on-going basis using information that is currently available, as well as various other assumptions believed to be reasonable under the circumstances. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the estimated amounts.  The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables, market conditions and/or other factors related to such portfolio company.  Additionally, because of uncertainty in the timing and proceeeds of any anticipated sale, actual results may differ materially from estimated amounts.

We depend on our Trustees and Administrator and the loss of our Trustees or our Administrator’s key personnel could harm our operations and adversely affect the value of our Trust Units.

We have no employees or executive officers. All of our work is performed by the Trustees directly, through contract services or through our Administrator. We have no separate facilities and are completely reliant on our Trustees who have significant discretion as to the sale of our assets. We are subject to the risk that the Administrator may terminate its Administrator Consulting Agreement with us and that no suitable replacement will be found. Furthermore, we are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by our Trustees and our Administrator. While we believe that we could find replacements for these key personnel, the loss of their services could have a negative impact on our operations and the value of the Trust Units.

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

Our portfolio companies consist primarily of investments in companies in industries that our former investment adviser believed were poised to grow at above-average rates relative to other sectors, which may have relatively limited operating histories and may be particularly vulnerable to fluctuations in U.S. and foreign economic environments.These companies may experience operating losses, have limited access to capital and higher funding costs, have a weaker financial position and may need additional capital to expand, complete their business plans or remain in business. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. These companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and require substantial additional capital to support their operations, finance expansion or maintain their competitive position. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. For these reasons, our portfolio companies, if rated by one or more ratings agencies, would typically be rated below “investment grade.” In addition, the companies that were selected for investment by the former investment adviser were in industries generally characterized by abrupt business cycles and intense competition, and the competitive environment can change abruptly due to rapidly evolving technology. Therefore, these portfolio companies may face considerably more risk than companies in other industry sectors. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us and may materially adversely affect the return on, or the recovery of, our investments in these businesses.

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

The value of our portfolio companies is dependent in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for their day-to-day operations. Competition for qualified personnel is intense at any stage of a company’s development, particularly so in the growth industries in which we hold investments. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect the value of the companies, our ability to sell our interest in such companies, and thus the amount of cash available to distribute to our holders of beneficial interests.

The amount of cash available for distribution could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be negatively affected and the magnitude of the loss could be more significant than if we had smaller investments in more companies.

We cannot assure you that any of our investments in our portfolio companies will be successful. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our debt investments. We may lose our entire investment in any or all of our portfolio companies.

Most of our portfolio companies will need additional capital, which may not be readily available.

Most of the portfolio companies targeted under our former investment strategy may have limited financial resources and typically require substantial additional financing to satisfy their continuing working capital and other capital requirements. We cannot predict the circumstances or market conditions under which these portfolio companies will seek additional capital. Each round of institutional equity financing is typically intended to provide a company with only enough capital to reach the next stage of development. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to the portfolio company, either of which would negatively impact our ability to make distributions to our beneficiaries. In some cases, financing may be arranged in a manner that would have the interests of current shareholders reduced if they do not participate in the financing. Some of these companies may be unable to obtain sufficient financing from any provider of capital under any terms, thereby requiring these companies to cease or curtail operations. Accordingly, investments in these types of companies generally entails a higher risk of loss than investments in companies that have the ability to raise capital.

Risks Related to Our Business in General

Global economic conditions may affect our operations and financial condition, including our ability to make distributions to beneficial interest holders.

Our business is subject to a number of general econocmic conditions and uncertainties that are largely out of our control and  may contribute to increased market volatility and instability, which could have a material adverse effect on our business, results of operations and financial condition. These include the current worldwide financial markets, recessionary economic cycles, various changes in U.S. regulatory conditions, tariff and trade discussions and various social, regulatory and political uncertainites in the U.S. and around the world. In addition, the fiscal and monetary policies of foreign nations may have a severe impact on the U.S. and worldwide financial markets.  These conditions may adversely affect the value of our portfolio companies and our ability to sell them at acceptable prices.

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite our security controls,  hardware and implementation and updating of security programs, our information and data systems or the similar systems of our vendors and agents could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

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

We incur public reporting costs.

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

Our operations could be negatively affected if we become subject to any material legal proceedings, which could cause us to incur significant expense, hinder execution of the Plan and impair the amount of any distributions made to holders of beneficial interests.

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

Beneficiaries

As of March 28, 2019, there were approximately 700 record holders of beneficial interest in the Trust.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes and other information contained elsewhere in this annual report on Form 10-K.

Overview

On June 23, 2017, Crossroads Capital converted into Crossroads Liquidating Trust and all of the assets and liabilities of Crossroads Capital, including eight portfolio company investments, became assets and liabilities of the Trust pursuant to the Plan and the Liquidating Trust Agreement.  Crossroads Liquidating Trust is responsible for liquidating its assets and distributing the proceeds to the holders of beneficial interests in the Trust.

Portfolio Company Activity

We did not have any portfolio company dispositions during the year ended December 31, 2018.  During the year ended December 31, 2018, we received the proceeds from our sale of Harvest Power, which was completed during the prior year and held as a receivable for investments sold as of December 31, 2017. See also “Recent Developments” below.

The following table summarizes the estimated liquidation value of our portfolio company holdings as of December 31, 2018 and 2017 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation for our portfolio company investments for the year ended December 31, 2018.

	Estimated Liquidation Value		For the Year Ended December 31, 2018
	As of December 31, 2017	As of December 31, 2018	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation
Portfolio Company Investments	$6,650,687	$6,027,000	$(623,687)	$—	$(623,687)

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

	Estimated Liquidation Value		For the Period June 23, 2017 through December 31, 2017
	As of June 23, 2017	As of December 31, 2017	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation
Portfolio Company Investments	$8,060,505	$6,650,687	$(1,409,818)	$7,044	$(1,402,774)
Funds Held in Escrow from Sale of Investment	95,768	—	(95,768)	103,148	7,380
Total	8,156,273	6,650,687	(1,505,586)	110,192	(1,395,394)

Changes in Net Assets in Liquidation

Net assets in liquidation were $8,093,375 and $8,684,201 as of December 31, 2018 and 2017, respectively.

Assets

As of December 31, 2018, the Trust held seven portfolio company investments and had total assets of $9,303,072 which were comprised of $6,027,000 in portfolio company investments at estimated liquidation value, $3,246,072 in cash and cash equivalents and $30,000 in prepaid expenses and other assets.

As of December 31, 2017, the Trust held seven portfolio company investments and had total assets of $10,367,865 which were comprised of $6,650,687 in portfolio company investments at estimated liquidation value, $3,697,634 in cash and cash equivalents and $19,544 in prepaid expenses and other assets.

Liabilities

As of December 31, 2018, the Trust had $1,209,697 in total liabilities, comprised of $26,373 in accounts payable and accrued expenses and $1,183,324 in estimated costs related to the liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.  As of December 31, 2018, the liability for estimated costs during liquidation included a total of $90,000 of fees to be paid to our Board of Trustees over the remaining liquidation period.

As of December 31, 2017, the Trust had $1,683,664 in total liabilities, comprised of $41,324 in accounts payable and accrued expenses and $1,642,340 in estimated costs related to the liquidation.  As of December 31, 2017, the liability for estimated costs during liquidation included a total of $150,000 of fees to be paid to our Board of Trustees over the remaining liquidation period.

Changes in Net Assets

Net assets in liquidation decreased $590,826, or $0.06 per Trust Unit, for the year ended December 31, 2018.  This decrease in our net assets was due primarily to: (i) a net decrease of $623,687, or $0.06 per Trust Unit, in the net estimated liquidation value of our portfolio company investments during the period, and (ii) an increase of $32,861, or a de minimis amount per Trust Unit, as a result of current operating expenses and other operating activities.

Net assets in liquidation decreased $16,885,510, or $1.76 per Trust Unit, during the period June 23, 2017 to December 31, 2017.  This decrease in our net assets was due primarily to: (i) a liquidating distribution of $15,301,008, or $1.60 per Trust Unit, in July 2017, (ii) a net decrease of $1,505,586, or $0.16 per Trust Unit, in the net estimated liquidation value of our portfolio company investments during the period and a decrease of $78,916, or a de minimis amount per Trust Unit, as a result of current operating expenses and other operating activities.

The following table sets forth the net assets in liquidation and net asset value per Trust Unit as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Net assets in liquidation	$8,093,375	$8,684,201
Number of beneficial units outstanding	9,563,130	9,563,130
Net asset value per unit	$0.85	$0.91

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2018, we had cash and cash equivalents of $3,246,072. Our ability to accomplish the Plan is contingent upon the disposition of our portfolio company investments.  While we anticipate that our existing cash and cash equivalents will be sufficient to fund our cash needs for expenses related to the completion of the Plan, we cannot provide any assurances that this will be the case.  Further, we cannot provide any assurance as to the proceeds, if any, we will receive from the disposition of our portfolio company investments.

As of December 31, 2018, our cash and cash equivalents were held in bank deposit accounts.  We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan.

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

As of December 31, 2018, we and our Trustees are not a party to any material legal proceedings.  However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

Portfolio Company Activity

On January 28, 2019, Deem, Inc. completed a merger transaction and our 46,461 shares of common stock were canceled.  We did not receive any proceeds or have any realized gain or loss as a result of the merger transaction.

On March 21, 2019, Zoosk, Inc. (“Zoosk”) entered into a definitive agreement for its acquisition by Spark Networks SE (“Spark”) (NYSE: LOV) (the “Transaction”).  The Transaction, which is expected to close early in the third quarter of 2019, would provide the Trust a combination of cash and Spark American Depository Shares (“ADSs”) in exchange for its Series E convertible preferred stock in Zoosk, in addition to a deferred, contingent cash payment expected to be paid on or around December 31, 2020.  The total value of the consideration expected to be received by the Trust as a result of the Transaction, if the Transaction closes, will not be known until receipt of the cash and ADS consideration at closing, and the receipt of the deferred cash payment, if any.  Because a portion of the expected consideration is in the form of Spark ADSs, the value of the consideration is materially dependent upon the market performance of Spark between now and the ultimate liquidation of the ADSs once received, in addition to other factors, including: (i) the amount of cash on Zoosk’s balance sheet at closing, and (ii) other payments related to the Transaction, which may be material.

Tabular Disclosure of Contractual Obligations

We are currently not a party to any long-term debt obligations, purchase obligations or other long-term liabilities and thus have omitted the tabular disclosure of contractual obligations.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments that are beyond our control.  We are exposed to interest rate risk through our portfolio of cash and cash equivalents. As of December 31, 2018, we had no debt or borrowed money.  Additionally, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

Item 8. Financial Statements

CROSSROADS CAPITAL, INC.

Crossroads Liquidating Trust

Statement of Net Assets in Liquidation (Unaudited)

Liquidation Basis

	As of December 31,
	2018	2017
Assets
Investments in portfolio company securities	$6,027,000	$6,650,687
Cash and cash equivalents	3,246,072	3,697,634
Prepaid expenses and other assets	30,000	12,500
Receivable for investments sold	—	7,044
Total assets	9,303,072	10,367,865

Liabilities
Accounts payable and accrued expenses	26,373	41,324
Liability for estimated costs during liquidation	1,183,324	1,642,340
Total liabilities	1,209,697	1,683,664
Commitments and contingencies (Note 7)
Net assets in liquidation	$8,093,375	$8,684,201

The accompanying notes are an integral part of these statements.

Crossroads Liquidating Trust

Statement of Changes in Net Assets (Unaudited)

(Liquidation Basis)

	Year Ended December 31, 2018	Period from June 23, 2017 through December 31, 2017

Net assets in liquidation, beginning of period	$8,684,201	$25,569,711

Cash receipts:
Proceeds from sales of portfolio investments	7,044	—
Release of funds held in escrow from sale of investment	—	103,148
Interest income	32,860	37,610
Total cash receipts	39,904	140,758

Cash disbursements:
Liquidating distributions to beneficiaries	—	(15,301,008)
Operating expenses	(491,466)	(526,390)
Total cash disbursements	(491,466)	(15,827,398)

Changes in portfolio assets:
Change in portfolio investment cost basis	—	(1,326,098)
Change in estimated liquidation value	(623,687)	(83,720)
Change in funds held in escrow from sale of investment	—	(95,768)
Total changes in portfolio assets	(623,687)	(1,505,586)

Other items:
Change in receivable for investments sold	(7,044)	7,044
Change in estimated costs during liquidation	459,016	230,808
Changes in other assets/liabilities	32,451	68,864
Total other items	484,423	306,716

Total changes in net assets in liquidation	(590,826)	(16,885,510)

Net assets in liquidation, end of period	$8,093,375	$8,684,201

The accompanying notes are an integral part of these statements.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Note 1 - Description of Business

Crossroads Liquidating Trust (the “Liquidating Trust” or the “Trust”) operates as a statutory trust under the general laws of the State of Maryland following the conversion of Crossroads Capital, Inc. (“Crossroads Capital”) into Crossroads Liquidating Trust pursuant to a Plan of Liquidation (the “Plan”).  The sole purpose of the Trust is the liquidation of its assets and distribution of its proceeds to the holders of the beneficial interests in the Liquidating Trust.

Prior to conversion, Crossroads Capital, Inc. (“Crossroads Capital”) elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  On June 23, 2017, Crossroads Capital and each of the trustees of the Liquidating Trust (the “Trustees”) executed the Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the conversion of Crossroads Capital into Crossroads Liquidating Trust pursuant to the Plan.  On June 23, 2017, Crossroads Capital filed Articles of Conversion with the State of Maryland and all of the assets and liabilities of Crossroads Capital became assets and liabilities of the Trust (the “Conversion”).  Stockholders of Crossroads Capital received one unit of beneficial interest for each share of common stock held by such stockholder on the date of conversion.

The Liquidating Trust will terminate upon payment to the holders of the beneficial interests in the Liquidating Trust (“Trust Units”) of all the Liquidating Trust’s assets and in any event upon the third anniversary of the effectiveness of the Conversion.  The life of the Liquidating Trust may, however, be extended to more than three years if the Trustees then determine that an extension is reasonably necessary to fulfill the purposes of the Trust.  The Trustees are authorized to engage the services of other professionals or service organizations to assist in managing the Liquidating Trust’s affairs.  Under the Liquidating Trust Agreement, Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement.  The Trust Units are not certificated, listed on any exchange or quoted on any quotation system.  The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units.  The Liquidating Trust’s activities are specifically limited to conserving, protecting and selling its assets and distributing the proceeds therefrom.  These activities include holding the Liquidating Trust’s assets for the benefit of the holders of the Trust Units and enforcing their rights, temporarily investing asset sale proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust, making liquidating distributions to the holders of Trust Units, and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust.

The Liquidating Trust remains subject to the restrictions under the 1940 Act from engaging in transactions with affiliated parties, except under certain circumstances.  The Liquidating Trust is required to file with the U.S. Securities and Exchange Commission (the “SEC”) annual reports showing the assets and liabilities of the Liquidating Trust at the end of each calendar year and its receipts and disbursements for the period.  The annual reports will describe the changes in the Liquidating Trust’s assets during the reporting period and the actions taken by the Trustees during the period.  The financial statements contained in such reports will be prepared in accordance with generally accepted accounting principles and will be reviewed by the Liquidating Trust’s independent registered public accounting firm; the financial statements, however, will not be audited. The Liquidating Trust will file with the SEC a Form 8-K whenever an event occurs that requires such a report to be filed or whenever, in the opinion of the Trustees, any other material event relating to the Liquidating Trust has occurred.

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

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables and other factors relating to such portfolio company.  The Trust may also consider other events, including the transaction in which the securities were acquired, subsequent equity sales by the portfolio company or mergers, acquisitions or other exit events affecting the portfolio company.  The Trust considers the rights, preferences and limitations of the securities owned in each portfolio company.  Due to the uncertainty in the timing of any anticipated sales dates of the Trust’s portfolio company investments and the proceeds, if any, therefrom, results may differ materially from estimated amounts.

An independent valuation firm assisted the Trust in its determination of the estimated liquidation value of two investments as of December 31, 2018.  The Administrator assisted the Trust in its determination of the estimated liquidation value of all of the Trust’s portfolio company investments as of December 31, 2018.

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

Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, an accrual is made for the estimated remaining costs to be incurred during liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.  Estimates are based on assumptions regarding costs to be incurred in executing the Liquidating Trust Agreement.  The actual costs incurred during liquidation may differ, which could reduce net assets available in liquidation.

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability.  Payment-in-kind (“PIK”) interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement.  PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term.  PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected.  The Trust did not accrue PIK interest on any of its notes for the year ended December 31, 2018 or for the period June 23, 2017 to December 31, 2017.  As of December 31, 2018, all of the Trust’s notes were on non-accrual status.

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

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Note 3 - Portfolio Investments

The following table outlines the type of securities held in each of the Trust’s seven portfolio companies as of December 31, 2018.  See Note 7 – Subsequent Events.

Portfolio Company	Shares / Principal	Type of Investment
Agilyx Corporation	16	Common Stock
BrightSource Energy, Inc.	132,972	Common Stock
	2,134,523	Series 1A Preferred Stock
	108,136	Series 1 Convertible Preferred Stock
	$205,193	Subordinated Convertible Bridge Notes; PIK interest 11.5%, compounded annually
	$107,977	Subordinated Secured Notes; PIK interest 11.5%, compounded annually
	$44,361	Senior Secured Notes; PIK interest 11.5%, compounded annually
Deem, Inc.(1)	46,461	Common Stock
Metabolon, Inc.	890,719	Series D Convertible Preferred Stock
Mode Media Corporation(2)	1,196,315	Series F Convertible Preferred Stock
Suniva, Inc.(3)	2,844	Class A Common Stock
Zoosk, Inc.(4)	715,171	Series E Convertible Preferred Stock

(1)	On January 28, 2019, Deem completed a merger transaction and the Trust’s 46,461 shares of common stock were canceled.
(2)	Mode Media ceased operations and subsequently announced the assignment of substantially all the assets of Mode Media to its liquidating agent in September 2016.
(3)	Suniva filed for Chapter 11 bankruptcy in April 2017.
(4)	On March 21, 2019, Zoosk entered into a definitive agreement for its acquisition by Spark Networks SE (NYSE: LOV).

The Trust did not have any portfolio company activity during the year ended December 31, 2018.

The following table summarizes the estimated liquidation value of our portfolio company holdings as of December 31, 2018 and 2017 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation for our portfolio company investments for the year ended December 31, 2018.

	Estimated Liquidation Value		For the Year Ended December 31, 2018
	As of December 31, 2017	As of December 31, 2018	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation
Portfolio Company Investments	$6,650,687	$6,027,000	$(623,687)	$—	$(623,687)

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

	Estimated Liquidation Value		For the Period June 23, 2017 through December 31, 2017
	As of June 23, 2017	As of December 31, 2017	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation
Portfolio Company Investments	$8,060,505	$6,650,687	$(1,409,818)	$7,044	$(1,402,774)
Funds Held in Escrow from Sale of Investment	95,768	—	(95,768)	103,148	7,380
Total	8,156,273	6,650,687	(1,505,586)	110,192	(1,395,394)

Note 4 - Distributions

The Plan provides that liquidating distributions will be made at such times as determined by the Trustees in their sole discretion. Consideration of potential liquidating distributions shall occur no less frequently than annually and in any event within a reasonable period of time following the disposition of the Liquidating Trust’s assets.

The Trust did not make any liquidating distributions during 2018.

On July 12, 2017, the Trust made an initial liquidating distribution of $1.60 per Trust Unit to the holders of beneficial interest in the Trust, pursuant to the Plan.  This initial liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

Note 5 - Net Assets in Liquidation

Net assets in liquidation were $8,093,375 and $8,684,201 as of December 31, 2018 and 2017, respectively.

Assets

As of December 31, 2018, the Trust held seven portfolio company invesetments and had total assets of $9,303,072 which were comprised of $6,027,000 in portfolio company investments at estimated liquidation value, $3,246,072 in cash and cash equivalents and $30,000 in prepaid expenses and other assets.

As of December 31, 2017, the Trust held seven portfolio company invesetments and had total assets of $10,367,865 which were comprised of $3,697,634 in cash and cash equivalents, $6,650,687 in portfolio company investments at estimated liquidation value and $19,544 in prepaid expenses and other assets.

Liabilities

As of December 31, 2018, the Trust had $1,209,697 in total liabilities, comprised of $26,373 in accounts payable and accrued expenses and $1,183,324 in estimated costs related to the liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.  As of December 31, 2018, the liability for estimated costs during liquidation included a total of $90,000 of fees to be paid to our Board of Trustees over the remaining liquidation period.

As of December 31, 2017, the Trust had $1,683,664 in total liabilities, comprised of $41,324 in accounts payable and accrued expenses and $1,642,340 in estimated costs related to the liquidation.  As of December 31, 2017, the liability for estimated costs during liquidation included a total of $150,000 of fees to be paid to the Board of Trustees over the remaining liquidation period.

Changes in Net Assets

Net assets in liquidation decreased $590,826, or $0.06 per Trust Unit, for the year ended December 31, 2018.  This decrease in our net assets was due primarily to: (i) a net decrease of $623,687, or $0.06 per Trust Unit, in the net estimated liquidation value of our portfolio company investments during the period, and (ii) an increase of $32,861, or a de minimis amount per Trust Unit, as a result of current operating expenses and other operating activities.

Net assets in liquidation decreased $16,885,510, or $1.76 per Trust Unit, during the period June 23, 2017 to December 31, 2017.  This decrease in our net assets was due primarily to a liquidating distribution of $15,301,008, or $1.60 per Trust Unit, in July 2017, a decrease of $1,505,586, or $0.16 per Trust Unit, in the net estimated liquidation value of the Trust’s portfolio company investments during the period and a decrease of $78,916, a de minimis amount per Trust Unit, as a result of the payment of current operating expenses and other operating activities.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Note 6 – Estimated Costs of Liquidation

Under the liquidation basis of accounting, the Trust is required to estimate the cash flows from operations and accrue the costs associated with completing the Plan, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.  For the year ended December 31, 2018 and for the period June 23, 2017 to December 31, 2017, the Trust completed cash payments, and therefore reversed the related accrual, for $459,016 and $230,808, respectively, of liquidation costs.  The Trustees believe that the estimated costs of liquidation determined upon Conversion are still applicable as of December 31, 2018.  As a result, the Trust estimates that $1,183,324 of liquidation expenses are expected to be paid over the remaining liquidation period.

Note 7 - Commitments and Contingencies

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

As of December 31, 2018, neither the Trust nor its Trustees was a party to any material legal proceedings.  However, from time to time, the Trust may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Note 8 - Subsequent Events

In preparing these financial statements, the Trust has evaluated events after December 31, 2018.  Except as set forth below, there were no subsequent events since December 31, 2018 that would require adjustment to or additional disclosure in these financial statements.

Portfolio Company Activity

On January 28, 2019, Deem completed a merger transaction and the 46,461 shares of common stock held by the Trust were canceled.  The Trust did not receive any proceeds or recognize any realized gain or loss as a result of the merger transaction.

On March 21, 2019, Zoosk, Inc. (“Zoosk”) entered into a definitive agreement for its acquisition by Spark Networks SE (“Spark”) (NYSE: LOV) (the “Transaction”).  The Transaction, which is expected to close early in the third quarter of 2019, would provide the Trust a combination of cash and Spark American Depository Shares (“ADSs”) in exchange for its Series E convertible preferred stock in Zoosk, in addition to a deferred, contingent cash payment expected to be paid on or around December 31, 2020.  The total value of the consideration expected to be received by the Trust as a result of the Transaction, if the Transaction closes, will not be known until receipt of the cash and ADS consideration at closing, and the receipt of the deferred cash payment, if any.  Because a portion of the expected consideration is in the form of Spark ADSs, the value of the consideration is materially dependent upon the market performance of Spark between now and the ultimate liquidation of the ADSs once received, in addition to other factors, including: (i) the amount of cash on Zoosk’s balance sheet at closing, and (ii) other payments related to the Transaction, which may be material.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this annual report), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, we concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, we believe that a controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within an entity have been detected.

Management’s Report on Internal Control over Financial Reporting

The Trustees, with the Administrator, are responsible for establishing and maintaining adequate internal control over financial reporting and performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation

As of December 31, 2018, we had no directors or executive officers.  The Trustees manage the business affairs and assets of the Trust.  Pursuant to the Liquidating Trust Agreement, the Trustees are entitled to receive fees and compensation for their services as Trustees.  The following table sets forth compensation to the Trustees for the year ended December 31, 2018.

Trustee	Fees Earned or Paid in Cash	All Other Compensation	Total
Andrew Dakos	$20,000	$—	$20,000
Phillip Goldstein	$20,000	$—	$20,000
Gerald Hellerman	$20,000	$—	$20,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Beneficiaries

The Trust does not have any “voting securities” within the meaning of the Exchange Act and the regulations thereunder applicable to the disclosure of 5% holders of voting securities.

The following table sets forth information as of December 31, 2018 regarding the beneficial ownership of units by each of our Trustees.  The percentage of beneficial ownership is calculated based on 9,563,130 units of beneficial interest.

Beneficial Owner	Beneficial Interest Units Owned Beneficially	Percentage of Class

Trustees
Phillip Goldstein(1)	1,119,008	11.70%
Andrew Dakos(1)	1,119,008	11.70%
Gerald Hellerman	—	—%

(1)

As of December 31, 2018, Bulldog Investors, LLC is deemed to be the beneficial owner of 1,119,008 units of the Trust. These 1,119,008 units of the Trust include 596,438 units that are beneficially owned by the following entities over which Messrs. Goldstein, Dakos and Samuels exercise control: Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund, LP, Full Value Partners, LP, and MCM Opportunity Partners, LP (collectively, “Bulldog Investors Group of Funds”). Bulldog Investors Group of Funds may be deemed to constitute a group. All other units included in the aforementioned 1,119,008 units of the Trust beneficially owned by Bulldog Investors, LLC are also beneficially owned by clients of Bulldog Investors, LLC who are not members of any group. The total number of these “non-group” units is 522,570 units.

 Equity Compensation Plan Information

The Trust does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Pursuant to the Liquidating Trust Agreement, the Trustees are entitled to receive fees and compensation for their services as Trustees comparable to that paid by Crossroads Capital to its independent directors prior to the Conversion.  Each Trustee previously served on the Board of Directors of Crossroads Capital, Inc.  For the year ended December 31, 2018 and for the period June 23, 2017 to December 31, 2017, we paid a total of $60,000 and $30,000, respectively, in trustee fees to the Trustees.  We had no payables to related parties as of December 31, 2018 or 2017.  As of December 31, 2018, the liability for estimated costs during liquidation included a total of $90,000 of fees to be paid to the Board of Trustees over the remaining liquidation period.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSROADS LIQUIDATING TRUST

March 28, 2019	/s/ Andrew Dakos
Andrew Dakos Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Andrew Dakos
March 28, 2019	Andrew Dakos Trustee

/s/ Phillip Goldstein
March 28, 2019	Phillip Goldstein Trustee

/s/ Gerald Hellerman
March 28, 2019	Gerald Hellerman Trustee