Form 10-K
period 2019-12-31
CROSSROADS LIQUIDATING TRUST
filed 2020-05-15
CIK 1444706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53504*

Crossroads Liquidating Trust

(Exact Name of Registrant as Specified in its Charter)

Maryland	82-6403908
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

128 N. 13th Street, Suite #1100, Lincoln, NE	68508
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code (402) 261-5345

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐ *

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ *

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.*

As of May 15, 2020, the number of outstanding units of beneficial interest in Crossroads Liquidating Trust was 9,563,130.

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

Pursuant to the Plan, the Liquidating Trust is scheduled to complete liquidation activities on or before June 23, 2020.  On February 28, 2020, the Liquidating Trust engaged a market advisory firm to locate potential purchasers and assist selling the remaining assets of the Trust.

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

The Liquidating Trust will terminate upon payment to the holders of the beneficial interests in the Liquidating Trust (“Trust Units”) of the net proceeds realized from all of the Liquidating Trust’s assets and in any event on June 23, 2020, the third anniversary of the effectiveness of the Conversion.  The life of the Liquidating Trust may, however, be extended to more than three years if the Trustees then determine that an extension is reasonably necessary to fulfill the purposes of the Trust.  The Trustees are authorized to engage the services of other professionals or service organizations to assist in managing the Liquidating Trust’s affairs.  Under the Liquidating Trust Agreement, Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement.  The Trust Units are not certificated, listed on any exchange or quoted on any quotation system.  The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units.  The Liquidating Trust’s activities are specifically limited to conserving, protecting and selling its assets and distributing the proceeds therefrom. These activities include holding the Liquidating Trust’s assets for the benefit of the holders of the Trust Units and enforcing their rights, temporarily investing asset sale proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust, making liquidating distributions to the holders of Trust Units, and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust.

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

On September 10, 2019, the Trust made a liquidating distribution of $0.35 per Trust Unit to the holders of beneficial interest in the Trust, pursuant to the Plan.  This liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

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

Our estimate of net assets in liquidation at December 31, 2019 of $1,593,812, or $0.17 per Trust Unit is based on a number of estimates and assumptions. These include asset hold periods, expected revenues and expenses and other factors not within our control, such as capitalization rates and market conditions. In addition, the liquidation and dissolution process is subject to numerous uncertainties and may result in smaller distributions than anticipated or no capital available for future distribution to our beneficial unitholders. The precise nature, amount and timing of any future distribution will depend on and could be delayed by a number of factors including:

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

We cannot accurately estimate the expected proceeds that the Liquidating Trust might realize from the sale of our remaining portfolio investments pursuant to the Plan or the timing thereof.  The amounts realized may be more or less than the estimated liquidation values as of December 31, 2019.  It is possible that the final liquidation value or the proceeds received from the sale of our portfolio investments may be less than the value or proceeds an investor might receive from holding such investments through any potential initial public offering or other sale or liquidity event. It is possible that we will experience substantial differences in the exit prices ultimately achieved by the Liquidating Trust on our portfolio investments as compared to the respective current estimated liquidation values. We cannot provide any assurance as to the amount of proceeds, if any, we will receive from the disposition of our portfolio company investments.

Our period of liquidation may be extended beyond the current three-year liquidation period.

We may determine to attempt to extend our period of liquidation beyond the three-year liquidation period permitted under IRS rules, which might require us to seek an IRS letter ruling for an extension.  Seeking such a letter ruling may result in an increase in our administrative expenses.  If such a letter ruling is denied, we may be required to sell our assets at below fair market value.

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

Our ability to accomplish the Plan is contingent upon the disposition of our portfolio company investments and all liabilities.  Our current timeframe for liquidating is to conclude by June 23, 2020, which is the end of the three year period to liquidate the Trust.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed and reduced.

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

We continue to incur liabilities and expenses from operations as we complete the liquidation of our assets. To the extent that these expenses and liabilities exceed our current estimates, they will reduce the amount of assets available to fund future distribution to beneficiaries. While we anticipate that our existing cash and cash equivalents will be sufficient to fund our cash needs for expenses related to completion of the Plan, we cannot provide any assurances that this will be the case.

Liquidation basis accounting requires certain assumptions that may result in actual results being materially different from those that have been estimated.

The Liquidating Trust presents its financial statements in accordance with liquidation basis accounting, which requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Valuation of assets requires management to make difficult estimates and judgments with incomplete information. Estimates necessarily require assumptions, and changes in such assumptions could materially affect reported results. Estimates are made and evaluated on an on-going basis using information that is currently available, as well as various other assumptions believed to be reasonable under the circumstances. Due to the inherently uncertain nature of estimates and the underlying assumptions, the actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the estimated amounts.  The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables, prevailing discounts in the secondary market for comparable assets, market conditions and/or other factors related to such portfolio company.  Additionally, because of uncertainty in the timing and proceeeds of any anticipated sale, actual results may differ materially from estimated amounts.

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

The recent global outbreak of COVID-19 may negatively affect the marketability and sales price of our portfolio investments.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. The operational and financial performance of the companies in which we hold investments depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the marketability and proceeds, if any, received from the sale of our portfolio assets.

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

Risks Related to Our Business in General

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event, such as the COVID-19 pandemic, could have a material adverse effect on the marketability and sales price of the Trust assets. An uncontrollable event may also limit the ability of our operations team to gather, meet, and conduct business for the Trust. Likewise, it may substantially hamper our efforts to provide the Trust’s beneficiaries with timely information and to comply with our filing obligations with the U.S. Securities and Exchange Commission.

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

Beneficiaries

As of May 15, 2020, there were approximately 700 record holders of beneficial interest in the Trust.

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

Portfolio Company Activity

We had the following portfolio company activity during the year ended December 31, 2019:

On January 28, 2019, Deem, Inc. completed a merger transaction and our 46,461 shares of common stock were canceled.  We did not receive any proceeds as a result of the this transaction.

On April 10, 2019, our 2,844 shares of Class A Common Stock in Suniva, Inc. were deemed canceled and extinguished pursuant to an approved plan of liquidation.  We did not receive any proceeds as a result of the liquidation.

On July 1, 2019, Zoosk, Inc. (“Zoosk”) completed a merger transaction with Spark Networks SE (NYSE American: LOV)(“Spark”).  In the merger transaction, our 715,171 shares of Series E Preferred Stock in Zoosk were cancelled in exchange for 193,793 American Depository Shares (“ADSs”) in Spark and $1,624,093 in cash, $146,987 of which is subject to holdback and escrow restrictions until December 31, 2020. See also “Commitments and Contingencies” below. During the fourth quarter of 2019, we sold our entire position of Spark ADSs in open market sales for total net proceeds of $972,702.

The following table summarizes the estimated liquidation value of our portfolio company holdings as of December 31, 2019 and 2018 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation related to portfolio company activity for the year ended December 31, 2019.

	Estimated Liquidation Value		For the Year Ended December 31, 2019
	As of December 31, 2018	As of December 31, 2019	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation from Portfolio Activity
Portfolio Company Investments	$6,027,000	$160,000	$(5,867,000)	$2,449,709	$(3,417,291)
Funds Held in Escrow from Sale of Investment	—	120,000	120,000	—	120,000
Total	6,027,000	280,000	(5,747,000)	2,449,709	(3,297,291)

We did not have any portfolio company dispositions during the year ended December 31, 2018.  During the year ended December 31, 2018, we received the proceeds from our sale of Harvest Power, which was completed during the prior year and held as a receivable for investments sold as of December 31, 2017.

The following table summarizes the estimated liquidation value of our portfolio company holdings as of December 31, 2018 and 2017 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation related to portfolio company activity for the year ended December 31, 2018.

	Estimated Liquidation Value		For the Year Ended December 31, 2018
	As of December 31, 2017	As of December 31, 2018	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation from Portfolio Activity
Portfolio Company Investments	$6,650,687	$6,027,000	$(623,687)	$—	$(623,687)

Changes in Net Assets in Liquidation

Net assets in liquidation were $1,593,812 and $8,093,375 as of December 31, 2019 and 2018, respectively.

Assets

As of December 31, 2019, the Trust held four portfolio company investments and had total assets of $2,208,346 which were comprised of $1,917,786 in cash and cash equivalents, $280,000 in remaining portfolio company investments and funds held in escrow at estimated liquidation value and $10,560 in prepaid expenses and other assets.  See also “Recent Developments” below.

As of December 31, 2018, the Trust held seven portfolio company invesetments and had total assets of $9,303,072, which were comprised of $6,027,000 in portfolio company investments at estimated liquidation value, $3,246,072 in cash and cash equivalents and $30,000 in prepaid expenses and other assets.

Liabilities

As of December 31, 2019, the Trust had $614,534 in total liabilities, comprised of $27,873 in accounts payable and $586,661 in estimated costs related to the liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2019, the liability for estimated costs during liquidation included at total of $30,000 of fees to be paid to our Board of Trustees over the remaining liquidation period.

As of December 31, 2018, the Trust had $1,209,697 in total liabilities, comprised of $26,373 in accounts payable and $1,183,324 in estimated costs related to the liquidation. As of December 31, 2018, the liability for estimated costs during liquidation included a total of $90,000 of fees to be paid to our Board of Trustees over the remaining liquidation period.

Changes in Net Assets

Net assets in liquidation decreased $6,499,563, or $0.68 per Trust Unit, during the year ended December 31, 2019.  This decrease in our net assets was due primarily to: (i) a net decrease of $5,747,000, or $0.60 per Trust Unit, in the net estimated liquidation value of our portfolio company investments and funds held in escrow during the period, and (ii) a liquidating distribution of $3,347,096, or $0.35 per Trust Unit, in September 2019; partially offset by: (i) an increase of $2,449,709, or $0.26 per Trust Unit, from proceeds related to the sale of portfolio investments, and (ii) an increase of $144,824, or $0.01 per Trust Unit, as a result of current operating expenses and other activities.

Net assets decreased $590,826, or $0.06 per Trust Unit, during the year ended December 31, 2018.  This decrease in our net assets was due primarily to: (i) a net decrease of $623,687, or $0.06 per Trust Unit, in the net estimated liquidation value of our portfolio company investments during the period, and (ii) an increase of $32,861, as a result of current operating expenses and other  activities.

The following table sets forth the net assets in liquidation and net asset value per Trust Unit as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Net assets in liquidation	$1,593,812	$8,093,375
Number of beneficial units outstanding	9,563,130	9,563,130
Net asset value per unit	$0.17	$0.85

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2019, we had cash and cash equivalents of $1,917,786. Our ability to accomplish the Plan is contingent upon the disposition of our portfolio company investments.  While we anticipate that our existing cash and cash equivalents will be sufficient to fund our cash needs for expenses related to the completion of the Plan, we cannot provide any assurances that this will be the case.  Further, we cannot provide any assurance as to the proceeds, if any, we will receive from the disposition of our portfolio company investments.

As of December 31, 2019, our cash and cash equivalents were held in bank deposit accounts.  We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan.

Commitments and Contingencies

On July 1, 2019, Zoosk completed a merger transaction with Spark Networks SE (NYSE American: LOV).  At the closing of the merger, we were required to set aside $146,987 as security for the indemnity and other obligations of the stockholders under the merger agreement (“Escrowed Funds”).  The Escrowed Funds are subject to escrow and holdback restrictions until December 31, 2020.  As of December 31, 2019, the Escrowed Funds had an estimated liquidation value of $120,000.  On February 14, 2020, Escrowed Funds totaling $19,983 were released to us from the Zoosk escrow without any offset for indemnity claims.  Although recovery under the stockholder indemnity and other obligations is generally limited to the escrow, holdback and expense funds, we may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by us, provided, however, in the case of the Trust’s fraud or intentional misrepresentation, there is no limitation on liability.  Our indemnity obligations under the merger agreement continue until July 1, 2024, or the fifth anniversary of the merger closing date.  We have not been notified of any stockholder indemnity claims.

On November 13, 2017, Harvest Power completed a merger transaction with a third party.  In connection with the merger transaction, we entered into a Contingent Payment and Release Agreement with the company, the acquirers and certain other stockholders entitling us to our pro rata interest of certain contingent payments over a four-year period in consideration of and as a condition to the release of certain actions and claims related to Harvest Power.  We have not been notified of and do not expect any payments in connection with this agreement prior to the termination date of the Trust.

We maintain a directors and officers liability insurance policy that provides liability insurance coverage for our Trustees and other specified parties.  We have also agreed to indemnify our Trustees to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2019, we and our Trustees are not a party to any material legal proceedings.  However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Recent Developments

On January 6, 2020, Agilyx Corporation (“Agilyx”) redeemed our entire position of 16 shares of common stock for a total purchase price of $1,600.

On February 14, 2020, Escrowed Funds totaling $19,983 were released to us from the Zoosk escrow without any offset for indemnity claims.  The released funds included a positive working capital adjustment of $6,741 which will be recognized as a short-term capital gain.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. The operational and financial performance of our portfolio companies depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the proceeds, if any, received from the sale of our portfolio assets.  The COVID-19 pandemic has impacted our ability to dispose of our remaining portfolio company investments and, as such, it may be necessary to extend the life of the Trust.

Tabular Disclosure of Contractual Obligations

We are currently not a party to any long-term debt obligations, purchase obligations or other long-term liabilities and thus have omitted the tabular disclosure of contractual obligations.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are stated at their estimated liquidation values.  Liabilities, including estimated costs associated with implementing and completing our plan of liquidation, are stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets in liquidation.  The net assets in liquidation represent the estimated liquidation value of our assets available to our beneficiaries upon liquidation.  The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the estimated amounts.  The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables, prevailing discounts in the secondary market for comparable assets, and other factors of such portfolio company.  Due to the uncertainty in the timing of any anticipated sale date and the proceeds, if any, therefrom, results may differ materially from estimated amounts.  Our portfolio company investments are continually evaluated and we adjust our net estimated liquidation value accordingly.

Estimated Costs During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation.  These costs are estimated and are expected to be paid over the remaining liquidation period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments that are beyond our control.  We are exposed to interest rate risk through our portfolio of cash and cash equivalents. As of December 31, 2019, we had no debt or borrowed money.  Additionally, none of our income-bearing debt investments in portfolio companies bore interest based on floating rates.

Item 8. Financial Statements

CROSSROADS CAPITAL, INC.

Crossroads Liquidating Trust

Statement of Net Assets in Liquidation (Unaudited)

Liquidation Basis

	As of December 31,
	2019	2018
Assets
Investments in portfolio company securities	$160,000	$6,027,000
Funds held in escrow from sales of investments	120,000	—
Cash and cash equivalents	1,917,786	3,246,072
Prepaid expenses and other assets	10,000	30,000
Receivable for investments sold	560	—
Total assets	2,208,346	9,303,072

Liabilities
Accounts payable and accrued expenses	27,873	26,373
Liability for estimated costs during liquidation	586,661	1,183,324
Total liabilities	614,534	1,209,697
Commitments and contingencies (Note 7)
Net assets in liquidation	$1,593,812	$8,093,375

The accompanying notes are an integral part of these statements.

Crossroads Liquidating Trust

Statement of Changes in Net Assets (Unaudited)

(Liquidation Basis)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net assets in liquidation, beginning of period	$8,093,375	$8,684,201

Cash receipts:
Proceeds from sales of portfolio investments	2,449,709	7,044
Release of funds held in escrow from sale of investment	—	—
Interest income	24,886	32,860
Total cash receipts	2,474,595	39,904

Cash disbursements:
Liquidating distributions to beneficiaries	(3,347,096)	—
Operating expenses	(455,785)	(491,466)
Total cash disbursements	(3,802,881)	(491,466)

Changes in portfolio assets:
Change in portfolio investment cost basis	(3,560,000)	—
Change in estimated liquidation value	(2,307,000)	(623,687)
Change in funds held in escrow from sale of investment	120,000	—
Total changes in portfolio assets	(5,747,000)	(623,687)

Other items:
Change in receivable for investments sold	560	(7,044)
Change in estimated costs during liquidation	596,663	459,016
Changes in other assets/liabilities	(21,500)	32,451
Total other items	575,723	484,423

Total changes in net assets in liquidation	(6,499,563)	(590,826)

Net assets in liquidation, end of period	$1,593,812	$8,093,375

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

The Liquidating Trust will terminate upon payment to the holders of the beneficial interests in the Liquidating Trust (“Trust Units”) of the net proceeds realized from all of the Liquidating Trust’s assets and in any event on June 23, 2020, the third anniversary of the effectiveness of the Conversion. The life of the Liquidating Trust may, however, be extended to more than three years if the Trustees then determine that an extension is reasonably necessary to fulfill the purposes of the Trust.  The Trustees are authorized to engage the services of other professionals or service organizations to assist in managing the Liquidating Trust’s affairs.  Under the Liquidating Trust Agreement, Trust Units are not transferable or assignable, except for certain exceptions described in the Liquidating Trust Agreement.  The Trust Units are not certificated, listed on any exchange or quoted on any quotation system.  The Liquidating Trust Agreement provides that neither the Trustees nor anyone associated with the Liquidating Trust may take any action to facilitate or encourage any trading in the Trust Units.  The Liquidating Trust’s activities are specifically limited to conserving, protecting and selling its assets and distributing the proceeds therefrom.  These activities include holding the Liquidating Trust’s assets for the benefit of the holders of the Trust Units and enforcing their rights, temporarily investing asset sale proceeds and collecting income therefrom, providing for the liabilities of the Liquidating Trust, making liquidating distributions to the holders of Trust Units, and taking such other actions as may be necessary to conserve and protect the assets of the Liquidating Trust.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets are stated at their estimated liquidation value and liabilities, including estimated costs associated with implementing the Plan, are stated at their estimated settlement amounts over the remaining liquidation period. The net assets in liquidation represent the estimated liquidation value of the Trust’s remaining assets available to its beneficiaries upon liquidation. The actual amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the estimated amounts. The Trust has determined that its liquidation is imminent.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

The determination of the estimated liquidation value of a portfolio company may be based on an analysis of available financial results, public market comparables, prevailing discounts in the secondary market for comparable assets and other factors relating to such portfolio company.  The Trust may also consider other events, including the transaction in which the securities were acquired, subsequent equity sales by the portfolio company or mergers, acquisitions or other exit events affecting the portfolio company.  The Trust considers the rights, preferences and limitations of the securities owned in each portfolio company.  Due to the uncertainty in the timing of any anticipated sales dates of the Trust’s portfolio company investments and the proceeds, if any, therefrom, results may differ materially from estimated amounts.

An independent valuation firm assisted the Trust in its determination of the estimated liquidation value of one investment as of December 31, 2019. The Administrator assisted the Trust in its determination of the estimated liquidation value of all of the Trust’s portfolio company investments and funds held in escrow as of December 31, 2019.

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

Costs to be Incurred During Liquidation

Under the liquidation basis of accounting, an accrual is made for the estimated remaining costs to be incurred during liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.  Estimates are based on assumptions regarding costs to be incurred in executing the Liquidating Trust Agreement through June 23, 2020, the termination date of the Trust.  The actual costs incurred during liquidation may differ, which could reduce net assets available in liquidation.

Interest and Dividend Income

Interest income from certificates of deposit and other short-term investments is recorded on an accrual basis to the extent such amounts are expected to be collected and accrued interest income is evaluated periodically for collectability.  Payment-in-kind (“PIK”) interest represents contractually deferred interest computed at a contractual rate specified in the loan agreement.  PIK interest may be prepaid by either contract or the portfolio company’s election, but generally is paid at the end of the loan term.  PIK interest is added to the principal balance of the loan and is generally recorded as interest income on an accrual basis to the extent such PIK interest is expected to be collected.  The Trust did not accrue PIK interest on any of its notes for the years ended December 31, 2019 or 2018.  As of December 31, 2019, all of the Trust’s notes were on non-accrual status.

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

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Note 3 - Portfolio Investments

The following table outlines the type of securities held in each of the Trust’s four portfolio companies as of December 31, 2019.  See Note 8 – Subsequent Events.

Portfolio Company	Shares / Principal	Type of Investment
Agilyx Corporation(1)	16	Common Stock
BrightSource Energy, Inc.	132,972	Common Stock
	2,134,523	Series 1A Preferred Stock
	108,136	Series 1 Convertible Preferred Stock
	$205,193	Subordinated Convertible Bridge Notes; PIK interest 11.5%, compounded annually
	$107,977	Subordinated Secured Notes; PIK interest 11.5%, compounded annually
	$44,361	Senior Secured Notes; PIK interest 11.5%, compounded annually
Metabolon, Inc.	890,719	Series D Convertible Preferred Stock
Mode Media Corporation(2)	1,196,315	Series F Convertible Preferred Stock

(1)	On January 6, 2020, Agilyx Corporation redeemed the Trust’s entire position of 16 shares of common stock.

(2)	Mode Media ceased operations and subsequently announced the assignment of substantially all the assets of Mode Media to its liquidating agent in September 2016.

 The Trust had the following portfolio company activity during the year ended December 31, 2019:

On January 28, 2019, Deem, Inc. completed a merger transaction and the Trust’s 46,461 shares of common stock were canceled.  The Trust did not receive any proceeds as a result of the merger transaction.

On April 10, 2019, the Trust’s 2,844 shares of Class A Common Stock in Suniva, Inc. were deemed canceled and extinguished pursuant to an approved plan of liquidation.  The Trust did not receive any proceeds as a result of the liquidation.

On July 1, 2019, Zoosk, Inc. (“Zoosk”) completed a merger transaction with Spark Networks SE (NYSE American: LOV)(“Spark”). In the merger transaction, the Trust’s 715,171 shares of Series E Preferred Stock in Zoosk were cancelled in exchange for 193,793 American Depository Shares (“ADSs”) in Spark and $1,624,093 in cash, $146,987 of which is subject to holdback and escrow restrictions until December 31, 2020. See Note 7 – Commitments and Contingencies. During the fourth quarter of 2019, the Trust sold its entire position of Spark ADSs in open market sales for total net proceeds of $972,702.

The following table summarizes the estimated liquidation value of the Trust’s remaining portfolio company holdings and funds held in escrow as of December 31, 2019 and 2018 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation for the Trust’s portfolio company investments and funds held in escrow for the year ended December 31, 2019.

	Estimated Liquidation Value		For the Year Ended December 31, 2019
	As of December 31, 2018	As of December 31, 2019	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation from Portfolio Activity
Portfolio Company Investments	$6,027,000	$160,000	$(5,867,000)	$2,449,709	$(3,417,291)
Funds Held in Escrow from Sale of Investment	—	120,000	120,000	—	120,000
Total	6,027,000	280,000	(5,747,000)	2,449,709	(3,297,291)

The Trust did not have any portfolio company dispositions during the year ended December 31, 2018. During the year ended December 31, 2018, the Trust received the proceeds from its sale of Harvest Power, which was completed during the prior year and held as a receivable for investments sold as of December 31, 2017.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

The following table summarizes the estimated liquidation value of the Trust’s portfolio company holdings as of December 31, 2018 and 2017 and the change in estimated liquidation value, proceeds received and the net change in net assets in liquidation for the Trust’s portfolio company investments for the year ended December 31, 2018.

	Estimated Liquidation Value		For the Year Ended December 31, 2018
	As of December 31, 2017	As of December 31, 2018	Net Change in Estimated Liquidation Value	Total Proceeds Received	Net Change in Net Assets in Liquidation from Portfolio Activity
Portfolio Company Investments	$6,650,687	$6,027,000	$(623,687)	$—	$(623,687)

Note 4 - Distributions

The Plan provides that liquidating distributions will be made at such times as determined by the Trustees in their sole discretion. Consideration of potential liquidating distributions shall occur no less frequently than annually and in any event within a reasonable period of time following the disposition of the Liquidating Trust’s assets.

On September 10, 2019, the Trust made a liquidating distribution of $0.35 per Trust Unit to the holders of beneficial interest in the Trust, pursuant to the Plan.  The liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

The Trust did not make any liquidating distributions during 2018.

On July 12, 2017, the Trust made an initial liquidating distribution of $1.60 per Trust Unit to the holders of beneficial interest in the Trust, pursuant to the Plan.  This initial liquidating distribution was apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust.

Note 5 - Net Assets in Liquidation

Net assets in liquidation were $1,593,812 and $8,093,375 as of December 31, 2019 and 2018, respectively.

Assets

As of December 31, 2019, the Trust held four portfolio company investments and had total assets of $2,208,346 which were comprised of $1,917,786 in cash and cash equivalents, $280,000 in portfolio company investments and funds held in escrow at estimated liquidation value and $10,560 in prepaid expenses and other assets. See Note 8 – Subsequent Events.

As of December 31, 2018, the Trust held seven portfolio company invesetments and had total assets of $9,303,072 which were comprised of $6,027,000 in portfolio company investments at estimated liquidation value, $3,246,072 in cash and cash equivalents and $30,000 in prepaid expenses and other assets.

Liabilities

As of December 31, 2019, the Trust had $614,534 in total liabilities, comprised of $27,873 in accounts payable and $586,661 in estimated costs related to the liquidation, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.  As of December 31, 2019, the liability for estimated costs during liquidation included at total of $30,000 of fees to be paid to the Board of Trustees over the remaining liquidation period.

As of December 31, 2018, the Trust had $1,209,697 in total liabilities, comprised of $26,373 in accounts payable and accrued expenses and $1,183,324 in estimated costs related to the liquidation.  As of December 31, 2018, the liability for estimated costs during liquidation included a total of $90,000 of fees to be paid to the Board of Trustees over the remaining liquidation period.

Changes in Net Assets

Net assets in liquidation decreased $6,499,563, or $0.68 per Trust Unit, during the year ended December 31, 2019.  This decrease in our net assets was due primarily to: (i) a net decrease of $5,747,000, or $0.60 per Trust Unit, in the net estimated liquidation value of our portfolio company investments and funds held in escrow during the period, and (ii) a liquidating distribution of $3,347,096, or $0.35 per Trust Unit, in September 2019; partially offset by: (i) an increase of $2,449,709, or $0.26 per Trust Unit, from proceeds related to the sale of portfolio investments, and (ii) an increase of $144,824, or $0.01 per Trust Unit, as a result of current operating expenses and other activities.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

Net assets in liquidation decreased $590,826, or $0.06 per Trust Unit, during the year ended December 31, 2018.  This decrease in the Trust’s net assets was due primarily to: (i) a net decrease of $623,687, or $0.06 per Trust Unit, in the net estimated liquidation value of our portfolio company investments during the period, and (ii) an increase of $32,861 as a result of current operating expenses and other activities.

Note 6 – Estimated Costs of Liquidation

Under the liquidation basis of accounting, the Trust is required to estimate the cash flows from operations and accrue the costs associated with completing the Plan, including legal expenses, portfolio selling costs, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.  For the year ended December 31, 2019, estimated costs of liquidation decreased $596,663 which consisted of: (i) the completion of cash payments, and therefore a reversal of the related accrual of $476,725 for liquidation costs, and (ii) a reassessment of the estimated portfolio selling costs for the Trust’s remaining portfolio, which resulted in a $119,938 reversal of the related accrual.  For the year ended December 31, 2018, the Trust completed cash payments, and therefore reversed the related accrual, for $459,016 of liquidation costs.  The Trustees believe that the estimated costs of liquidation represent the remaining costs to be incurred during liquidation as of December 31, 2019.  As a result, the Trust estimates that $586,661 of liquidation expenses are expected to be paid over the remaining liquidation period.

Note 7 - Commitments and Contingencies

On July 1, 2019, Zoosk completed a merger transaction with Spark Networks SE (NYSE American: LOV).  At the closing of the merger, the Trust was required to set aside $146,987 as security for the indemnity and other obligations of the stockholders under the merger agreement (“Escrowed Funds”).  The Escrowed Funds are subject to escrow and holdback restrictions until December 31, 2020.  As of December 31, 2019, the Escrowed Funds had an estimated liquidation value of $120,000.  On February 14, 2020, Escrowed Funds totaling $19,983 were released to the Trust from the Zoosk escrow without any offset for indemnity claims.  Although recovery under the stockholder indemnity and other obligations is generally limited to the escrow, holdback and expense funds, the Trust may be liable for our pro rata amount of any damages for certain types of indemnity claims not to exceed the cash consideration received by the Trust, provided, however, in the case of the Trust’s fraud or intentional misrepresentation, there is no limitation on liability.  The Trust’s indemnity obligations under the merger agreement continue until July 1, 2024, or the fifth anniversary of the merger closing date.  The Trust has not been notified of any stockholder indemnity claims.

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

The Trust maintains a directors and officers liability insurance policy that provides liability insurance coverage for its Trustees and other specified parties.  The Trust has also agreed to indemnify its Trustees to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2019, neither the Trust nor its Trustees was a party to any material legal proceedings.  However, from time to time, the Trust may be party to certain legal proceedings incidental to the normal course of its business including the enforcement of its rights under contracts with its portfolio companies.

Note 8 - Subsequent Events

In preparing these financial statements, the Trust has evaluated events after December 31, 2019.  Except as set forth below, there were no subsequent events since December 31, 2019 that would require adjustment to or additional disclosure in these financial statements.

On January 6, 2020, Agilyx Corporation (“Agilyx”) redeemed the Trust’s entire position of 16 shares of common stock for a total purchase price of $1,600.

Crossroads Liquidating Trust

Notes to Financial Statements

(Unaudited)

On February 14, 2020, Escrowed Funds totaling $19,983 were released to the Trust from the Zoosk escrow without any offset for indemnity claims.  The released funds included a positive working capital adjustment of $6,741 which will be recognized by the Trust as a short-term capital gain.

Pursuant to the Plan, the Liquidating Trust is scheduled to complete liquidation activities on or before June 23, 2020. On February 28, 2020, the Liquidating Trust engaged a market advisory firm to locate potential purchasers and assist selling the remaining assets of the Trust. The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. The operational and financial performance of the Trust’s portfolio companies depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the proceeds, if any, received from the sale of the Trust’s portfolio assets. The COVID-19 pandemic has impacted the Trust’s ability to dispose of its remaining portfolio company investments and, as such, it may be necessary to extend the life of the Trust.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this annual report), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  Based on that evaluation, we concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, we believe that a controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within an entity have been detected.

Management’s Report on Internal Control over Financial Reporting

The Trustees, with the Administrator, are responsible for establishing and maintaining adequate internal control over financial reporting and performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation

As of December 31, 2019, we had no directors or executive officers.  The Trustees manage the business affairs and assets of the Trust.  Pursuant to the Liquidating Trust Agreement, the Trustees are entitled to receive fees and compensation for their services as Trustees.  The following table sets forth compensation to the Trustees for the year ended December 31, 2019.

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

The following table sets forth information as of December 31, 2019 regarding the beneficial ownership of units by each of our Trustees.  The percentage of beneficial ownership is calculated based on 9,563,130 units of beneficial interest.

Beneficial Owner	Beneficial Interest Units Owned Beneficially	Percentage of Class
Trustees
Phillip Goldstein(1)	1,029,736	10.77%
Andrew Dakos(1)	1,029,736	10.77%
Gerald Hellerman	—	—%

(1)

As of December 31, 2019, Bulldog Investors, LLC is deemed to be the beneficial owner of 1,029,736 units of the Trust. These 1,029,736 units of the Trust include 596,438 units that are beneficially owned by the following entities over which Messrs. Goldstein and Dakos exercise control: Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund, LP, Full Value Partners, LP, and MCM Opportunity Partners, LP (collectively, “Bulldog Investors Group of Funds”). Bulldog Investors Group of Funds may be deemed to constitute a group. All other units included in the aforementioned 1,029,736 units of the Trust beneficially owned by Bulldog Investors, LLC are also beneficially owned by clients of Bulldog Investors, LLC who are not members of any group. The total number of these “non-group” units is 433,298 units.

Equity Compensation Plan Information

The Trust does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Pursuant to the Liquidating Trust Agreement, the Trustees are entitled to receive fees and compensation for their services as Trustees comparable to that paid by Crossroads Capital to its independent directors prior to the Conversion.  Each Trustee previously served on the Board of Directors of Crossroads Capital, Inc.  For each of the years ended December 31, 2019 and 2018, we paid a total of $60,000 in trustee fees.  We had no payables to related parties as of December 31, 2019 or 2018.  As of December 31, 2019, the liability for estimated costs during liquidation included a total of $30,000 of fees to be paid to the Board of Trustees over the remaining liquidation period.

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

4.1*	Description of Registrant’s Securities pursuant to Item 601 of Regulation S-K
10.1	Liquidating Trust Agreement, dated June 23, 2017 (Incorporated by reference to Current Report on Form 8-K filed on June 23, 2017)
31.1*	Certification of Trustee pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2*	Certification of Trustee pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.3*	Certification of Trustee pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1*	Certification of Trustee pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

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

CROSSROADS LIQUIDATING TRUST

May 15, 2020	/s/ Andrew Dakos
Andrew Dakos Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ Andrew Dakos
May 15, 2020	Andrew Dakos Trustee

/s/ Phillip Goldstein
May 15, 2020	Phillip Goldstein Trustee

/s/ Gerald Hellerman
May 15, 2020	Gerald Hellerman Trustee